Form 10-K
period 2014-10-31
DEERE & CO
filed 2014-12-19
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2014

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

Yes ☐ No ☒

The aggregate quoted market price of voting stock of registrant held by non-affiliates at April 30, 2014 was $33,868,403,039. At November 30, 2014, 344,295,604 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 25, 2015 are incorporated by reference into Part III of this Form 10-K.

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

The financial services segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, the financial services segment provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts and offers crop risk-mitigation products and extended equipment warranties.

John Deere’s worldwide agriculture and turf operations and construction and forestry operations are sometimes collectively referred to as the “equipment operations.” The financial services segment is sometimes referred to as the “financial services operations.”

Additional information is presented in the discussion of business segment and geographic area results on page 22. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

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

Market Conditions and Outlook

The Company’s equipment sales are projected to decrease about 15 percent for fiscal year 2015 and decrease about 21 percent for the first quarter, compared with the same periods of 2014. For fiscal year 2015, net income attributable to Deere & Company is anticipated to be about $1.9 billion.

Agriculture & Turf. The Company’s worldwide sales of agriculture and turf equipment are forecast to decrease by about 20 percent for fiscal year 2015 as a result of weaker conditions in the global farm economy. Lower commodity prices and falling farm incomes are putting pressure on demand for agricultural machinery, especially for larger models. Conditions are more positive in the U.S. livestock sector, providing support to the sale of smaller sizes of equipment. Based on these factors, industry sales for agricultural machinery in the U.S. and Canada are forecast to be down 25 to 30 percent for 2015.

Industry sales in the European Union (EU) 28 nations are forecast to decrease about 10 percent due to lower crop prices and farm incomes as well as potential pressure on the dairy sector. In South America, industry sales of tractors and combines are projected to decrease about 10 percent as a result of the headwinds affecting agricultural producers. Industry sales in the Commonwealth of Independent States are expected to deteriorate further due in part to tight credit conditions. Asian sales are projected to decrease slightly, with most of the decline centered in China.

U.S. and Canada industry sales of turf and utility equipment are expected to be the same to up 5 percent for 2015, benefitting from general economic growth.

Construction & Forestry. The Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 5 percent for 2015. The gain reflects further economic recovery and higher housing starts in the U.S. as well as sales increases outside the U.S. and Canada. Global forestry sales are expected to be about the same as the attractive levels of 2014.

Financial Services. Fiscal-year 2015 net income attributable to Deere & Company for the financial services operations is expected to be approximately $610 million. The outlook reflects a decline from 2014 due primarily to an expected increase in the provision for credit losses, versus the low level of 2014, and a less favorable tax rate. These factors are projected to be partially offset by growth in the credit portfolio and higher crop insurance margins.

2014 Consolidated Results Compared with 2013

Worldwide net income attributable to Deere & Company in 2014 was $3,162 million, or $8.63 per share diluted ($8.71 basic), compared with $3,537 million, or $9.09 per share diluted ($9.18 basic), in 2013. Net sales and revenues decreased 5 percent to $36,067 million in 2014, compared with $37,795 million in 2013. Net sales of the equipment operations decreased 6 percent in 2014 to $32,961 million from $34,998 million last year. The sales decrease was largely due to lower shipment volumes and an unfavorable foreign currency translation effect of 1 percent, partially offset by price realization of 2 percent. Net sales in the U.S. and Canada decreased 8 percent in 2014. Net sales outside the U.S. and Canada decreased 3 percent in 2014, which included an unfavorable effect of 1 percent for foreign currency translation.

Worldwide equipment operations had an operating profit of $4,297 million in 2014, compared with $5,058 million in 2013. The operating profit decline was due primarily to the impact of lower shipment and production volumes, a less favorable product mix, the unfavorable effects of foreign currency exchange and higher production costs primarily related to the impact of engine emission programs. The decline was partially offset by price realization. Last year’s results were also affected by impairment charges for the company’s John Deere Landscapes and John Deere Water operations.

The equipment operations’ net income was $2,548 million in 2014, compared with $2,974 million in 2013. The same operating factors mentioned above affected these results.

Net income of the financial services operations attributable to Deere & Company in 2014 increased to $624 million, compared with $565 million in 2013. The improvement was due primarily to growth in the credit portfolio, a more favorable effective tax rate, partially offset by lower crop insurance margins, higher selling, administrative and general expenses and a higher provision for credit losses. Additional information is presented in the discussion of the “Worldwide Financial Services Operations” on page 22.

The cost of sales to net sales ratio for 2014 was 75.2 percent, compared with 73.3 percent last year. The increase was due primarily to a less favorable product mix, the unfavorable effects of foreign currency exchange and higher production costs largely related to engine emission requirements, partially offset by price realization.

Additional information on 2014 results is presented on pages 21-23.

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

The segment also provides integrated agricultural business and equipment management systems. John Deere has developed a comprehensive agricultural management systems approach using advanced communications, data collection and global satellite positioning technologies to enable farmers to better control input costs and yields, improve soil conservation, minimize chemical use, and to gather information. John Deere’s advanced telematics systems remotely connect agricultural equipment owners, business managers and dealers to agricultural equipment in the field, providing real-time alerts and information about equipment location, utilization, performance and maintenance to improve productivity and efficiency.

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

Retail demand for turf and utility equipment is normally higher in the second and third fiscal quarters. John Deere has pursued a strategy of building and shipping such equipment as close to retail demand as possible. Consequently, to increase asset turnover and reduce the average level of field inventories through the year, production and shipment schedules of these product lines are normally proportionately higher in the second and third fiscal quarters of each year, corresponding closely to the seasonal pattern of retail sales.

Construction and Forestry

John Deere’s construction and forestry equipment includes a broad range of backhoe loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, motor graders, articulated dump trucks, landscape loaders, skid-steer loaders, log skidders, log feller bunchers, log loaders, log forwarders, log harvesters and a variety of attachments. John Deere provides a broad line of construction equipment and the most complete line of forestry machines and attachments available in the world. The construction and forestry machines are distributed under the John Deere brand name, and forestry attachments are distributed under the John Deere and Waratah brand names. In addition to the equipment manufactured by the construction and forestry segment, John Deere purchases certain products from other manufacturers for resale. The segment also provides comprehensive fleet management telematics solutions designed to improve customer productivity and efficiency through access to fleet location, utilization and maintenance information.

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

The competitive environment for the agriculture and turf segment includes some global competitors, including AGCO Corporation, CLAAS KGaA mbH, CNH Global N.V., Kubota Tractor Corporation and The Toro Company and many regional and local competitors. These competitors have varying numbers of product lines competing with the segment’s products and each has varying degrees of regional focus. An important part of the competition within the agricultural equipment industry during the past decade has come from a variety of short-line and specialty manufacturers, as well as indigenous regional competitors, with differing manufacturing and marketing methods. Because of industry conditions, including the merger of certain large integrated competitors and the emergence and expanding global capability of many competitors, particularly in emerging and high potential markets such as Brazil, China and India where John Deere seeks to increase market share, the agricultural equipment business continues to undergo significant change and is becoming even more competitive. John Deere has continued to increase its global manufacturing capacity to compete in these markets. The segment’s turf equipment is sold primarily in the highly competitive North American and Western European markets. The agriculture and turf segment’s global operating model is designed to enhance the segment’s competitive position by reducing complexity, implementing standard processes and increasing customer focus, speed and flexibility while building on the segment’s broad global reach and deep understanding of the agriculture and turf care markets.

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

Engineering and Research

John Deere invests heavily in engineering and research to improve the quality and performance of its products, to develop new products and to comply with government regulations. Such expenditures were $1,452 million, or 4.4 percent of net sales, in 2014, $1,477 million, or 4.2 percent of net sales, in 2013 and $1,434 million, or 4.3 percent of net sales, in 2012.

Manufacturing

Manufacturing Plants. In the U.S. and Canada, the equipment operations own and operate 20 factory locations and lease and operate another three locations, which contain approximately 28.3 million square feet of floor space. Of these 23 factories, 14 are devoted primarily to agriculture and turf equipment, four to construction and forestry equipment, one to engines, two to engine and component remanufacturing and two to hydraulic and power train components. Outside the U.S. and Canada, the equipment operations own or lease and operate: agriculture and turf equipment factories in Brazil, China, France, Germany, India, Israel, Mexico, the Netherlands, Russia and Spain; construction equipment factories in Brazil and China; engine factories in Argentina, China, France, India and Mexico; and forestry equipment factories in Finland and New Zealand. These factories and manufacturing operations outside the U.S. and Canada contain approximately 19.5 million square feet of floor space. The engine factories referred to above manufacture non-road, heavy duty diesel engines, a majority of which are manufactured for John Deere’s equipment operations. The remaining engines are sold to other regional and global original equipment manufacturers.

The equipment operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in the U.S., Bell in South Africa, the Hitachi joint venture that builds hydraulic excavators and track log loaders in the U.S. and Canada and the Hitachi joint venture that builds hydraulic excavators in Brazil, the ALJD joint venture that builds backhoes in India and ventures that manufacture transaxles and transmissions used in certain agriculture and turf segment products.

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

Capital Expenditures. The equipment operations’ capital expenditures totaled $1,001 million in 2014, compared with $1,129 million in 2013 and $1,357 million in 2012. Provisions for depreciation applicable to these operations’ property and equipment during these years were $690 million, $630 million and $549 million, respectively. Capital expenditures for the equipment operations in 2015 are currently estimated to be approximately $875 million. The 2015 expenditures will relate primarily to the modernization and restructuring of key manufacturing facilities, U.S. Tier 4 emission requirements, the construction of new manufacturing facilities and the development of new products. Future levels of capital expenditures will depend on business conditions.

Patents and Trademarks

John Deere owns a significant number of patents, trade secrets, licenses and trademarks related to John Deere products and services, and expects the number to grow as John Deere continues to pursue technological innovations. John Deere’s policy is to further its competitive position by filing patent applications in the U.S. and internationally to protect technology and improvements considered important to the business. John Deere believes that, in the aggregate, the rights under these patents and licenses are generally important to its operations and competitive position, but does not regard any of its businesses as being dependent upon any single patent or group of patents. However, certain John Deere trademarks, which contribute to John Deere’s identity and the recognition of its products and services, including but not limited to the “John Deere” mark, the leaping deer logo, the “Nothing Runs Like a Deere” slogan, the prefix “JD” associated with many products and green and yellow equipment colors, are an integral part of John Deere’s business, and their loss could have a material adverse effect on the Company.

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

Through these U.S. and Canadian facilities, John Deere markets products to approximately 2,416 dealer locations, most of which are independently owned and operated. Of these, approximately 1,539 sell agricultural equipment, while approximately 426 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax owns some of the 426 dealer locations. Turf equipment is sold at most John Deere agricultural equipment locations, a few construction, earthmoving, material handling and forestry equipment locations and about 451 turf-only locations, many of which also sell dissimilar lines of non-John Deere products. In addition, certain lawn and garden product lines are sold through The Home Depot and Lowe’s.

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

Raw Materials

John Deere purchases raw materials and some manufactured components and replacement parts for its equipment, engines and other products from leading suppliers both domestically and internationally. These materials and components include a variety of steel products, steel and iron castings, forgings, plastics, electronics and ready-to-assemble components made to certain specifications. John Deere also purchases various goods and services used in production, logistics, offices and research and development processes. John Deere maintains strategic sourcing models to meet its production needs and build upon long-term supplier relationships. John Deere uses a variety of agreements with suppliers intended to drive innovation, ensure availability and delivery of industry-leading quality raw materials and components, manage costs on a globally competitive basis, protect John Deere’s intellectual property and minimize other supply-related risks. Supply chain risks monitored by John Deere to minimize the likelihood of the supply base causing business disruption include supplier financial viability, capacity, business continuity, quality and delivery and weather-related events including natural disasters. In fiscal year 2014, John Deere experienced no significant work stoppages as a result of shortages of raw materials or other commodities.

Backlog Orders

The dollar amount of backlog orders for the agriculture and turf segment believed to be firm was approximately $3.9 billion at October 31, 2014, compared with $6.3 billion at October 31, 2013. The agriculture and turf backlog is generally highest in the second and third quarters due to seasonal buying trends in these industries. John Deere generally produces and ships its construction and forestry equipment on average within approximately 60 days after an order is deemed to become firm. Therefore, no significant amount of construction and forestry backlog orders accumulates during any period.

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

The Company and John Deere Construction & Forestry Company (a wholly-owned subsidiary of the Company) are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, generally purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the U.S. John Deere Financial Inc., a Canadian financial services subsidiary, purchases and finances retail notes acquired by John Deere Canada ULC, the Company’s Canadian sales branch. The terms of retail notes and the basis on which the financial services operations acquire retail notes from the sales companies are governed by agreements with the sales companies. The financial services segment also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). Additionally, the financial services operations provide wholesale financing for inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products (wholesale notes). The various financing options offered by the financial services operations are designed to enhance sales of John Deere products and generate financing income for the financial services operations. In the U.S., certain subsidiaries included in the financial services segment offer crop risk mitigation products and certain subsidiaries offer extended equipment warranties. The Company signed an agreement in December 2014 to sell the stock of the Crop Insurance operations (see Note 30).

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

The financial services operations’ terms for financing equipment retail sales (other than smaller items financed with unsecured revolving charge accounts) generally provide for retention of a security interest in the equipment financed. The financial services operations’ guidelines for minimum down payments, which vary with the types of equipment and repayment provisions, are generally 10 percent to 30 percent. Finance charges are sometimes waived for specified periods or reduced on certain John Deere products sold or leased in advance of the season of use or in other sales promotions. The financial services operations generally receive compensation from the sales companies at approximate market interest rates for periods during which finance charges are waived or reduced on the retail notes or leases. The cost is accounted for as a deduction in arriving at net sales by the equipment operations.

The Company has an agreement with Capital Corporation to make payments to Capital Corporation such that its ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2014 and 2013, Capital Corporation’s ratios were 3.81 to 1 and 3.04 to 1, respectively, and never less than 3.32 to 1 and 2.75 to 1 for any fiscal quarter of 2014 and 2013, respectively. The Company has also committed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to Capital Corporation under the agreement are independent of whether Capital

Corporation is in default on its indebtedness, obligations or other liabilities. Further, the Company’s obligations under the agreement are not measured by the amount of Capital Corporation’s indebtedness, obligations or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement in 2014 or 2013.

Outside the U.S. and Canada. The financial services operations also offer financing, primarily for John Deere products, in Australia, Brazil, China, India, New Zealand, Russia, Thailand and in several other countries in Africa, Asia, Europe and Latin America. In certain areas, financing is offered through cooperation agreements or joint ventures. The manner in which the financial services operations offer financing in these countries is affected by a variety of country specific laws, regulations and customs, including those governing property rights and debtor obligations, that are subject to change and that may introduce greater risk to the financial services operations.

The financial services operations also offer to select customers and dealers credit enhanced international export financing for the purchase of John Deere products.

Additional information on the financial services operations appears on pages 22, 23, 25 and 27.

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

EMPLOYEES

At October 31, 2014, John Deere had approximately 59,600 full-time employees, including approximately 29,000 employees in the U.S. and Canada. John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 86 percent of John Deere’s U.S. production and maintenance employees. Approximately 11,000 of John Deere’s U.S. production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of October 1, 2015.

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

Name, age and office (at December 1, 2014), and year elected to office				Principal occupation during last five years other than office of the Company currently held
Samuel R. Allen	61	Chairman and Chief Executive Officer	2010	2009 –2010 President and Chief Executive Officer; 2009 President and Chief Operating Officer; 2005 – 2009 President, Worldwide Construction & Forestry

				Division and John Deere Power Systems
James M. Field	51	President, Agriculture & Turf Division-Global Harvesting & Turf Platforms, Americas and Australia	2012	2009 –2012, Senior Vice President and Chief Financial Officer; 2007 – 2009 President, Worldwide Commercial & Consumer Equipment Division

Jean H. Gilles	57	Senior Vice President, John Deere Power Systems, Worldwide Parts Services, Advanced Technology & Engineering and Global Supply Management and Logistics	2010	2009 –2010 Senior Vice President, John Deere Power Systems, John Deere Intelligent Solutions Group and Advanced Technology and Engineering; 2005 – 2009 Senior Vice President, John Deere Power Systems
Max A. Guinn	56	President, Worldwide Construction & Forestry, Global Labor Relations and Security	2014

2012 – 2014 Senior Vice President, Human Resources, Communications, Public Affairs and Labor Relations; 2009 – 2012 Senior Vice President Agriculture & Turf Division, Global Platform, Crop Harvesting; 2006 – 2009 Senior Vice President, Manufacturing & Engineering, Harvesting Equipment

Mary K.W. Jones	46	Senior Vice President and General Counsel	2013	2010 – 2013 Vice President Global Human Resources; 2009 – 2010 Director, Global Human Resources Deployment; 2008 – 2009 Director, Regional Human Resources and Shared Services
Rajesh Kalathur	46	Senior Vice President and Chief Financial Officer	2012

2012 Assistant Financial Officer; 2009 – 2012 Vice President, Sales & Marketing, China/India/South and East Asia/Sub-Saharan and South Africa, Agriculture & Turf Division; 2006 –2009 Managing Director and CEO, John Deere India Private Limited, a wholly owned subsidiary of the Company

Michael J. Mack, Jr.	58	Group President, John Deere Financial Services, Global Human Resources and Public Affairs	2014	2009 – 2014 President, Worldwide Construction & Forestry Division; 2006 – 2009 Senior Vice President and Chief Financial Officer
John C. May	45	President, Agricultural Solutions & Chief Information Officer	2012	2009 – 2012 Vice President, Agriculture & Turf Global Platform, Turf & Utility; 2007 – 2009 Factory Manager, John Deere Dubuque Works
Markwart von Pentz	51	President, Agriculture & Turf Division-Europe, Asia, Africa, and Global Tractor Platform	2012

2009 – 2012 President, Agriculture & Turf Division-Europe, CIS, Northern Africa, Middle East, Latin America, and Global Harvesting, Crop Care, Hay & Forage Products; 2007 – 2009 President, Agricultural Division - Europe, Africa, South America and Global Harvesting Equipment Sourcing

ITEM 1A.              RISK FACTORS.

The following risks are considered the most significant to John Deere’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with Management’s Discussion and Analysis beginning on page 21, including the risks and uncertainties described in the Safe Harbor Statement on pages 23 through 24, and the Notes to Consolidated Financial Statements beginning on page 36. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Annual Report on Form 10-K and the “Safe Harbor Statement” in this report are not the only risks faced by the Company. Additional risks and uncertainties may also materially affect the Company’s business, financial condition or operating results. You should not consider these risk factors to be a complete discussion of risks, uncertainties and assumptions.

International, national and regional trade laws, regulations and policies (particularly those related to or restricting global trade) and government farm programs and policies could significantly impair John Deere’s profitability and growth prospects.

International, national and regional laws, regulations and policies directly or indirectly related to or restricting the import and export of John Deere’s products, services and technology, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business and subject John Deere to civil and criminal sanctions. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. Trade restrictions could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products and services. These restrictions may affect John Deere’s competitive position. Furthermore, the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed because farm income strongly influences sales of agricultural equipment around the world. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel and infrastructure. Additionally, changes in government farm programs and policies, including direct payment and other subsidies, can significantly influence demand for agricultural equipment. Furthermore, embargoes and sanctions imposed by the US and other governments restricting or prohibiting sales or transactions to specific persons, including financial institutions, or countries or based on product classification expose John Deere to potential criminal and civil sanctions. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of import and export laws and sanctions, these laws and sanctions, particularly with respect to eastern Europe, are changing rapidly. Violations of these laws could have an adverse effect on John Deere’s reputation, business and results of operations and financial condition.

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

John Deere’s efforts to grow its businesses depend to a large extent upon access to and its success in developing market share and operating profitably in additional geographic markets including but not limited to Brazil, China, India and Russia. In some cases, these countries have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than John Deere’s other markets. Operating and seeking to expand business in a number of different regions and countries exposes John Deere to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, sanctions requirements and repatriation of earnings and advanced technologies. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company’s financial results. As these emerging geographic markets become more important to John Deere, its competitors are also seeking to expand their production capacities and sales in these same markets. While John Deere maintains a positive corporate image and the John Deere brand is widely recognized and valued in its traditional markets, the brand is less well known in some emerging markets which could impede John Deere’s efforts to successfully compete in these markets. Although John Deere is taking measures to adapt to these changing circumstances, John Deere’s reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

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

John Deere’s global operations must comply with all applicable laws, which may include the U.S. Foreign Corrupt Practices Act (FCPA), the UK Bribery Act or other anti-corruption laws. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and have an adverse effect on John Deere’s reputation, business and results of operations and financial condition.

Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding and result in higher funding costs.

The demand for John Deere’s products and services can be significantly reduced in an economic environment characterized by high unemployment, cautious consumer spending, lower corporate earnings, U.S. budget issues and lower business investment. Negative or uncertain economic conditions causing John Deere’s customers to lack confidence in the general economic outlook can significantly reduce their likelihood of purchasing John Deere’s equipment. Sustained negative economic conditions and outlook affect housing starts and other construction which dampens demand for certain construction equipment. John Deere’s turf operations and its construction and forestry business are dependent on construction activity and general economic conditions. Failure of increases in construction activity and housing starts to continue and be sustained could have a material adverse effect on John Deere’s results of operations. If negative economic conditions affect the overall farm economy, there could be a similar effect on John Deere’s agricultural equipment sales. In addition, uncertain or negative outlook with respect to ongoing U.S. budget issues as well as general economic conditions and outlook can cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Additionally, the Company’s investment management activities could be adversely affected by changes in the equity and bond markets, which would negatively affect earnings.

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

John Deere operates in many areas of the world, involving transactions denominated in a variety of currencies. John Deere is subject to currency exchange risk to the extent that its costs are denominated in currencies other than those in which John Deere earns revenues. Additionally, the reporting currency for the Company’s consolidated financial statements is the U.S. dollar. Certain of John Deere’s assets, liabilities, expenses and revenues are denominated in other countries’ currencies. Those assets, liabilities, expenses and revenues are translated into U.S. dollars at the applicable exchange rates to prepare the Company’s consolidated financial statements.

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

In recent years, negative economic conditions have frequently had an adverse effect on the financial industry in which the financial services segment operates. The financial services segment provides financing for a significant portion of John Deere’s sales worldwide. The financial services segment is exposed to the risk that customers and others will default on contractual obligations. The financial services segment may experience credit losses that exceed its expectations and adversely affect its financial condition and results of operations. The financial services segment’s inability to access funds at cost-effective rates to support its financing activities could have a material adverse effect on John Deere’s business. The financial services segment’s liquidity and ongoing profitability depend largely on timely access to capital in order to meet future cash flow requirements and to fund operations and costs associated with engaging in diversified funding activities. Additionally, negative market conditions could reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the financial services segment’s write-offs and provision for credit losses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (Act) and the regulations implementing the Act impose additional supervisory, financial and reporting requirements and compliance costs on John Deere and John Deere’s financial services operations and could therefore adversely affect John Deere and its financial services segment.

The Act was enacted on July 21, 2010 to broadly reform practices in the financial services industry, including equipment financing and securitizations. The Act directs federal agencies, including the Consumer Financial Protection Bureau, the Board of Governors of the Federal Reserve System, the Commodity Futures Trading Commission, the Federal Deposit Insurance Corporation and others, to adopt rules to regulate depository institutions, non-bank financial institutions, thrift holding companies, the consumer finance industry and the capital markets, including certain commercial transactions such as derivatives contracts. Although the effects of the Act on the capital markets and the financial industry are not fully known until all the regulations have been finalized and implemented, the Act and its regulations impose additional reporting requirements, stress testing requirements, leverage, liquidity requirements, capital and other supervisory and financial standards and restrictions that increase regulatory-related compliance costs for John Deere and John Deere’s financial services operations and could adversely affect John Deere and its financial services segment’s funding activities, liquidity, structure (including relationships with affiliates), operations and performance. Moreover, John Deere’s operations, including those outside of the United States, will also be impacted by non-U.S. regulatory reforms, including Basel III, being implemented to further regulate non-U.S. financial institutions and markets.

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

John Deere’s operations, suppliers and customers are subject to and affected by increasingly rigorous environmental, health and safety laws and regulations of federal, state and local authorities in the U.S. and various regulatory authorities with jurisdiction over John Deere’s international operations. In addition, private civil litigation on these subjects has increased, primarily in the U.S.

Enforcement actions arising from violations of environmental, health and safety laws or regulations can lead to investigation and defense costs, and result in significant fines or penalties. In addition, new or more stringent requirements of governmental authorities could prevent or restrict John Deere’s operations, or those of our suppliers and customers, require significant expenditures to achieve compliance and/or give rise to civil or criminal liability. There can be no assurance that violations of such legislation and/or regulations, or private civil claims for damages to property or personal injury arising from the environmental, health or safety impacts of John Deere’s operations, or those of our suppliers and customers, would not have consequences that result in a material adverse effect on John Deere’s business, financial condition or results of operations.

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

Furthermore, the potential physical impacts of climate change on John Deere’s facilities, suppliers and customers and therefore on John Deere’s operations are highly uncertain and will be particular to the circumstances developing in various geographical regions. These may include long-term changes in temperature levels and water availability. These potential physical effects may adversely impact the demand for John Deere’s products and the cost, production, sales and financial performance of John Deere’s operations.

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                 PROPERTIES.

See “Manufacturing” in Item 1.

The equipment operations own or lease nine facilities housing one centralized parts distribution center and eight regional parts depots and distribution centers throughout the U.S. and Canada. These facilities contain approximately 4.7 million square feet of floor space. Outside the U.S. and Canada, the equipment operations also own or lease and occupy buildings housing three centralized parts distribution centers in Brazil, Germany and Russia and regional parts depots and distribution centers in Argentina, Australia, China, India, Mexico, South Africa, Sweden and the United Kingdom. These facilities contain approximately 2.8 million square feet of floor space. John Deere also owns facilities for the manufacture and distribution of other brands of replacement parts containing approximately 1.4 million square feet. John Deere has projects underway currently to increase parts facilities floor space in India and Brazil.

The Company’s administrative offices and research facilities, which are owned and leased by John Deere, contain about 3.7 million square feet of floor space globally and miscellaneous other facilities total 3.9 million square feet globally.

Overall, John Deere owns approximately 57.7 million square feet of facilities and leases approximately 14.2 million additional square feet in various locations.

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

(b)                                Not applicable.

(c)           The Company’s purchases of its common stock during the fourth quarter of 2014 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)

Aug 1 to Aug 31	2,629	$85.64	2,629	83.1

Sept 1 to Sept 30	6,485	83.27	6,485	76.7

Oct 1 to Oct 31	4,058	82.50	4,058	72.8

Total	13,172		13,172

(1)        During the fourth quarter of 2014, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares above that may yet be purchased under the $8,000 million plan was based on the October 31, 2014 closing share price of $85.54 per share. At October 31, 2014, $6,230 million of common stock remains to be purchased under this plan.

ITEM 6.                 SELECTED FINANCIAL DATA.

Financial Summary

(Millions of dollars except per share amounts)	2014	2013	2012	2011	2010
For the Year Ended October 31:
Total net sales and revenues	$36,067	$37,795	$36,157	$32,013	$26,005
Income from continuing operations and net income attributable to Deere & Company	$3,162	$3,537	$3,065	$2,800	$1,865
Net income per share — basic	$8.71	$9.18	$7.72	$6.71	$4.40
Net income per share — diluted	$8.63	$9.09	$7.63	$6.63	$4.35
Dividends declared per share	$2.22	$1.99	$1.79	$1.52	$1.16
At October 31:
Total assets	$61,336	$59,521	$56,266	$48,207	$43,267
Long-term borrowings	$24,381	$21,578	$22,453	$16,960	$16,815

ITEM 7.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption “Management’s Discussion and Analysis” on pages 21 – 30.

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

ITEM 8.                                                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and notes thereto and supplementary data on pages 31 – 68.

ITEM 9.                                                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.                                         CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 31, 2014, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

The company implemented a new system for the worldwide financial consolidation and reporting. The company began using this system to combine worldwide results for the fiscal year beginning on November 1, 2014. The new system is integrated with most of the company’s general ledger systems, improves analytical capabilities and updates the system technology to a more sustainable environment. During fiscal year 2014, there were no other changes in the company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2014, using the criteria set forth in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2014, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report is included herein.

ITEM 9B.              OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding directors in the preliminary proxy statement expected to be filed December 19, 2014 and the definitive proxy statement expected to be filed no later than January 16, 2015 (proxy statement), under the captions “Election of Directors,” and in the second bullet point in the “Audit Review Committee” item under the caption “Board Committees,” is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer and principal accounting officer. This code of ethics and the Company’s corporate governance policies are posted on the Company’s website at

http://www.JohnDeere.com. The Company intends to satisfy disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the Audit Review, Corporate Governance, Compensation and Pension Plan Oversight committees of the Company’s Board of Directors are available on the Company’s website as well. This information is also available in print free of charge to any person who requests it.

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

(c)                                 Security ownership of management.

The information on shares of common stock of the Company beneficially owned by, and under option to (i) each director, (ii) certain named executive officers and (iii) the directors and officers as a group, contained in the proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Tables - Outstanding Equity Awards at Fiscal 2014 Year-End” is incorporated herein by reference.

(d)         Change in control.

None.

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the proxy statement under the captions “Our Values,” “Director Independence” and “Review and Approval of Related Person Transactions” is incorporated herein by reference.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the proxy statement under the caption “Fees Paid to the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Page
(1)	Financial Statements

	Statement of Consolidated Income for the years ended October 31, 2014, 2013 and 2012	31

	Statement of Consolidated Comprehensive Income for the years ended October 31, 2014, 2013 and 2012	32

	Consolidated Balance Sheet as of October 31, 2014 and 2013	33

	Statement of Consolidated Cash Flows for the years ended October 31, 2014, 2013 and 2012	34

	Statement of Changes in Consolidated Stockholders’ Equity for the years ended October 31, 2012, 2013 and 2014	35

	Notes to Consolidated Financial Statements	36

(2)	Schedule to Consolidated Financial Statements

	Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2014, 2013 and 2012	72

(3)	Exhibits

	See the “Index to Exhibits” on pages 73 – 75 of this report

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

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2014, 2013 AND 2012

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

Trends and Economic Conditions

The company’s agriculture and turf equipment sales decreased 9 percent in 2014 and are forecast to decrease by about 20 percent for 2015. Industry agricultural machinery sales in the U.S. and Canada for 2015 are forecast to decrease 25 to 30 percent, compared to 2014. Industry sales in the European Union (EU)28 nations are forecast to decrease about 10 percent in 2015, while South American industry sales are projected to decrease about 10 percent from 2014 levels. Industry sales in the Commonwealth of Independent States are expected to decrease. Asian sales are projected to decrease slightly in 2015. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same to 5 percent higher. The company’s construction and forestry sales increased 12 percent in 2014 and are forecast to increase by about 5 percent in 2015. Global forestry sales are expected to be approximately the same as the attractive levels of 2014. Net income of the company’s financial services operations attributable to Deere & Company in 2015 is expected to be approximately $610 million.

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

The company completed a year of solid performance and produced healthy levels of cash flow in spite of weaker conditions in the global farm sector. Even with a significant decline in sales and continued pullback in the global agriculture sector, the company expects to remain solidly profitable in 2015.

Longer term, the company believes it is well positioned to earn solid returns throughout the business cycle and realize substantial benefits from the world’s growing need for food, shelter and infrastructure.

2014 COMPARED WITH 2013

CONSOLIDATED RESULTS

Worldwide net income attributable to Deere & Company in 2014 was $3,162 million, or $8.63 per share diluted ($8.71 basic), compared with $3,537 million, or $9.09 per share diluted ($9.18 basic), in 2013. Net sales and revenues decreased 5 percent to $36,067 million in 2014, compared with $37,795 million in 2013. Net sales of the equipment operations decreased 6 percent in 2014 to $32,961 million from $34,998 million last year. The sales decrease was largely due to lower shipment volumes and an unfavorable foreign currency translation effect of 1 percent, partially offset by price realization of 2 percent. Net sales in the U.S. and Canada decreased 8 percent in 2014. Net sales outside the U.S. and Canada decreased 3 percent in 2014, which included an unfavorable effect of 1 percent for foreign currency translation.

Worldwide equipment operations had an operating profit of $4,297 million in 2014, compared with $5,058 million in 2013. The operating profit decline was due primarily to the impact of lower shipment and production volumes, a less favorable product mix, the unfavorable effects of foreign currency exchange and higher production costs primarily related to the impact of engine emission programs. The decline was partially offset by price realization. Last year’s results were also affected by impairment charges for the company’s John Deere Landscapes and John Deere Water operations (see Notes 4 and 5).

The equipment operations’ net income was $2,548 million in 2014, compared with $2,974 million in 2013. The same operating factors mentioned above affected these results.

Net income of the financial services operations attributable to Deere & Company in 2014 increased to $624 million, compared with $565 million in 2013. The improvement was due primarily to growth in the credit portfolio, a more favorable effective tax rate, partially offset by lower crop insurance margins, higher selling, administrative and general expenses and a higher provision for credit losses. Additional information is presented in the following discussion of the “Worldwide Financial Services Operations.”

The cost of sales to net sales ratio for 2014 was 75.2 percent, compared with 73.3 percent last year. The increase was due primarily to a less favorable product mix, the unfavorable effects of foreign currency exchange and higher production costs largely related to engine emission requirements, partially offset by price realization.

Finance and interest income increased this year due to a larger average credit portfolio, partially offset by lower average financing rates. Other income increased due primarily to higher insurance premiums and service revenue. Research and development costs decreased primarily due to the completion of certain product developments in 2014 compared to last year. Selling, administrative and general expenses decreased due primarily to the deconsolidation of Landscapes and the sale of the Water operations (see Note 4). Interest expense decreased due to lower average borrowing rates, partially offset by higher average borrowings. Other operating expenses increased due primarily to higher depreciation of equipment on operating leases, higher insurance claims and the write-down to realizable value and sale of the Water operations, partially offset by impairment charges in 2013 for the Landscapes operations (see Notes 4 and 5).

The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company’s postretirement benefit costs for these plans in 2014 were $432 million, compared with $575 million in 2013. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 7.5 percent in 2014 and 7.8 percent in 2013, or $848 million in 2014 and $862 million in 2013. The actual return was a gain of $1,213 million in 2014 and $1,470 million in 2013. In 2015, the expected return will be approximately 7.3 percent. The company’s postretirement costs in 2015 are expected to increase approximately $85 million. The company makes any required contributions to the plan assets under applicable regulations and voluntary contributions from time to time based on the company’s liquidity and ability to make tax-deductible contributions. Total company contributions to the plans were $138 million in 2014 and $338 million in 2013, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to plan assets of $5 million in 2014 and $227 million in 2013. Total company contributions in 2015 are expected to be approximately $104 million, which are primarily direct benefit payments for unfunded plans. The company has no significant required contributions to pension plan assets in 2015 under applicable funding regulations. See the following discussion of “Critical Accounting Policies” for more information about postretirement benefit obligations.

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

Worldwide Agriculture and Turf Operations

The agriculture and turf segment had an operating profit of $3,649 million in 2014, compared with $4,680 million in 2013. Net sales decreased 9 percent this year due largely to lower shipment volumes, the previously announced sales of the company’s Landscapes and Water operations and the unfavorable effects of currency translation. Partially offsetting these factors was price realization. The decrease in operating profit was driven mainly by lower shipment and production volumes, a less favorable product mix, the unfavorable effects of foreign currency exchange and higher production costs primarily related to engine emission programs. The decline was partially offset by price realization. As previously noted, last year also was affected by impairment charges for the Landscapes and Water operations (see Notes 4 and 5).

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $648 million in 2014, compared with $378 million in 2013. Net sales increased 12 percent for the year mainly as a result of higher shipment volumes and price realization, partially offset by the unfavorable effect of currency translation. Operating profit benefited in 2014 from higher shipment volumes, lower selling, administrative and general expenses and price realization, partially offset by the unfavorable effects of foreign currency exchange.

Worldwide Financial Services Operations

The operating profit of the financial services segment was $921 million in 2014, compared with $870 million in 2013. The results were higher due primarily to growth in the credit portfolio, partially offset by lower crop insurance margins, higher selling, administrative and general expenses and a higher provision for credit losses. Total revenues of the financial services operations, including intercompany revenues, increased 9 percent in 2014, primarily reflecting the larger portfolio. The average balance of receivables and leases financed was 13 percent higher in 2014, compared with 2013. Interest expense decreased 12 percent in 2014 as a result of lower average borrowing rates, partially offset by higher average borrowings. The financial services operations’ ratio of earnings to fixed charges was 3.37 to 1 in 2014, compared with 2.90 to 1 in 2013.

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada had an operating profit of $3,311 million in 2014, compared with $4,062 million in 2013. The decline was due primarily to the impact of lower shipment and production volumes, a less favorable product mix and higher production costs primarily related to engine emission programs. The decline was partially offset by price realization. Results in 2013 were also affected by impairment charges for the Landscapes and Water operations. Net sales decreased 8 percent due primarily to lower shipment volumes, partially offset by price realization. The physical volume of sales decreased 9 percent, compared with 2013.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $986 million in 2014, compared with $996 million in 2013. The decrease was due primarily to the impact of lower shipment and production volumes, a less favorable product mix, the unfavorable effects of foreign currency exchange, higher production costs and an impairment charge for the China operations (see Note 5), partially offset by price realization. Results in 2013 were also affected by impairment charges for the Water operations. Net sales were 3 percent lower primarily reflecting decreased shipment volumes and the effect of foreign currency translation, partially offset by price realization. The physical volume of sales decreased 5 percent, compared with 2013.

MARKET CONDITIONS AND OUTLOOK

Company equipment sales are projected to decrease about 15 percent for fiscal year 2015 and decrease about 21 percent for the first quarter, compared with the same periods in 2014.

For fiscal year 2015, net income attributable to Deere & Company is anticipated to be about $1.9 billion.

Agriculture and Turf. The company’s worldwide sales of agriculture and turf equipment are forecast to decrease by about 20 percent for fiscal year 2015 as a result of weaker conditions in the global farm economy. Lower commodity prices and falling farm incomes are putting pressure on demand for agricultural machinery, especially for larger models. Conditions are more positive in the U.S. livestock sector, providing support to the sale of smaller sizes of equipment. Based on these factors, industry sales for agricultural machinery in the U.S. and Canada are forecast to be down 25 to 30 percent for 2015. Fiscal year industry sales in the EU28 are forecast to decrease about 10 percent due to lower crop prices and farm incomes as well as potential pressure on the dairy sector. In South America, industry sales of tractors and combines are projected to decrease about 10 percent as a result of the headwinds affecting agricultural producers. Industry sales in the Commonwealth of Independent States are expected to deteriorate further due in part to tight credit conditions. Asian sales are projected to decrease slightly, with most of the decline centered in China. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher, benefiting from general economic growth.

Construction and Forestry. The company’s worldwide sales of construction and forestry equipment are forecast to increase by about 5 percent for 2015. The gain reflects further economic recovery and higher housing starts in the U.S. as well as sales increases outside the U.S. and Canada. Global forestry sales are expected to be about the same as the attractive levels of 2014.

Financial Services. Fiscal year 2015 net income attributable to Deere & Company for the financial services operations is expected to be approximately $610 million. The outlook reflects a decline from 2014 due primarily to an expected increase in the provision for credit losses, versus the low level of 2014, and a less favorable tax rate. These factors are projected to be partially offset by growth in the credit portfolio and higher crop insurance margins.

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

Customer and company operations and results could be affected by changes in weather patterns (including the effects of drought conditions in parts of the U.S. and drier than normal conditions in certain other markets); the political and social stability of the global markets in which the company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts and the threat thereof and the response thereto; and the spread of major epidemics.

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

Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the company’s supply chain or the loss of liquidity by suppliers; the failure of suppliers to comply with laws, regulations and company policy pertaining to employment, human rights, health, safety, the environment and other ethical business practices; events that damage the company’s reputation or brand; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; changes in customer product preferences and sales mix whether as a result of changes in equipment design to meet government regulations or for other reasons; gaps or limitations in rural broadband coverage, capacity and speed needed to support technology solutions; oil and energy prices and supplies; the availability and cost of freight; actions of competitors in the various industries in which the company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations; acquisitions and divestitures of businesses; the integration of new businesses; the implementation of organizational changes; difficulties related to the conversion and implementation of enterprise resource planning systems that disrupt business, negatively impact supply or distribution relationships or create higher than expected costs; security breaches and other disruptions to the company’s information technology infrastructure; and changes in company declared dividends and common stock issuances and repurchases.

Company results are also affected by changes in the level and funding of employee retirement benefits, changes in market values of investment assets, the level of interest and discount rates, and compensation, retirement and mortality rates which impact retirement benefit costs, and significant changes in health care costs including those which may result from governmental action.

The liquidity and ongoing profitability of John Deere Capital Corporation and other credit subsidiaries depend largely on timely access to capital in order to meet future cash flow requirements, to fund operations and costs associated with engaging in diversified funding activities, and to fund purchases of the company’s products. If general economic conditions deteriorate or capital markets become volatile, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact write-offs and provisions for credit losses. The failure of reinsurers of the company’s insurance business also could materially affect results.

The company’s outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The company, except as required by law, undertakes no obligation to update or revise its outlook, whether as a result of new developments or otherwise. Further information concerning the company and its businesses, including factors that potentially could materially affect the company’s financial results, is included in the company’s other filings with the SEC.

2013 COMPARED WITH 2012

CONSOLIDATED RESULTS

Worldwide net income attributable to Deere & Company in 2013 was $3,537 million, or $9.09 per share diluted ($9.18 basic), compared with $3,065 million, or $7.63 per share diluted ($7.72 basic), in 2012. Net sales and revenues increased 5 percent to $37,795 million in 2013, compared with $36,157 million in 2012. Net sales of the equipment operations increased 4 percent in 2013 to $34,998 million from $33,501 million in 2012. The sales increase included improved price realization of 3 percent and an unfavorable foreign currency translation effect of 1 percent. Net sales in the U.S. and Canada increased 5 percent in 2013. Net sales outside the U.S. and Canada increased by 4 percent in 2013, which included an unfavorable effect of 3 percent for foreign currency translation.

Worldwide equipment operations had an operating profit of $5,058 million in 2013, compared with $4,397 million in 2012. The higher operating profit was due primarily to the impact of improved price realization and higher shipment volumes, partially offset by the unfavorable effects of foreign currency exchange, increased production costs, higher selling, administrative and general expenses and increased warranty costs. The increased production costs were due primarily to higher manufacturing overhead expenses in support of growth, new products and engine emission requirements, partially offset by lower raw material costs. The results were also affected by impairment charges for long-lived assets related to the Water operations and a write down to realizable value of the assets being held for sale for the Landscapes operations (see Notes 4 and 5).

The equipment operations’ net income was $2,974 million in 2013, compared with $2,616 million in 2012. The same operating factors mentioned above, as well as an increase in interest expense due to higher average borrowings and a higher effective tax rate affected these results.

Net income of the financial services operations attributable to Deere & Company in 2013 increased to $565 million, compared with $460 million in 2012. The results were higher primarily due to growth in the credit portfolio and higher crop insurance margins, partially offset by higher selling, administrative and general expenses. In addition, results in 2012 benefited from revenue related to wind energy credits. Additional information is presented in the following discussion of the “Worldwide Financial Services Operations.”

The cost of sales to net sales ratio for 2013 was 73.3 percent, compared with 74.6 percent in 2012. The improvement was primarily due to the increase in price realization, partially offset by the unfavorable effects of foreign currency exchange, higher production costs and increased warranty costs.

Finance and interest income increased in 2013 due to a larger average credit portfolio, partially offset by lower average financing rates. Research and development costs increased primarily as a result of increased spending in support of new products and more stringent engine emission requirements. Selling, administrative and general expenses increased primarily due to growth. Interest expense decreased due to lower average borrowing rates, partially offset by higher average borrowings. Other operating expenses increased primarily due to higher depreciation of equipment on operating leases and the impairment charge for the write-down to realizable value of assets being held for sale (see Note 5).

The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company’s postretirement benefit costs for these plans in 2013 were $575 million, compared with $511 million in 2012. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 7.8 percent in 2013 and 8.0 percent in 2012, or $862 million in 2013 and $887 million in 2012. The actual return was a gain of $1,470 million in 2013 and $849 million in 2012. Total company contributions to the plans were $338 million in 2013 and $478 million in 2012, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to plan assets of $227 million in 2013.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

Worldwide Agriculture and Turf Operations

The agriculture and turf segment had an operating profit of $4,680 million in 2013, compared with $3,921 million in 2012. Net sales increased 7 percent in 2013 primarily due to higher shipment volumes and improved price realization, partially offset by the unfavorable effects of foreign currency translation. The increase in operating profit was primarily due to improved price realization and higher shipment volumes, partially offset by the unfavorable effects of foreign currency exchange, increased production costs, higher selling, administrative and general expenses and increased warranty costs. The increased production costs were due primarily to higher manufacturing overhead expenses in support of growth, new products and engine emission requirements, partially offset by lower raw material costs. The results were also affected by the previously mentioned impairment charges for the Water and Landscapes operations.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $378 million in 2013, compared with $476 million in 2012. Net sales decreased 8 percent in 2013 primarily due to lower shipment volumes, partially offset by price realization. The decline in operating profit in 2013 was primarily due to lower shipment volumes, an unfavorable product mix, increases in production costs and higher selling, administrative and general expenses, partially offset by improved price realization.

Worldwide Financial Services Operations

The operating profit of the financial services segment was $870 million in 2013, compared with $712 million in 2012. The results were higher primarily due to growth in the credit portfolio and higher crop insurance margins, partially offset by increased selling, administrative and general expenses. In addition, results in 2012 benefited from revenue related to wind energy credits. Total revenues of the financial services operations, including intercompany revenues, increased 5 percent in 2013, primarily reflecting the larger portfolio. The average balance of receivables and leases financed was 16 percent higher in 2013, compared with 2012. Interest expense decreased 18 percent in 2013 as a result of lower average borrowing rates, partially offset by higher average borrowings. The financial services operations’ ratio of earnings to fixed charges was 2.90 to 1 in 2013, compared with 2.25 to 1 in 2012.

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

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $996 million in 2013, compared with $561 million in 2012. The increase was due primarily to the effects of improved price realization and higher shipment volumes, partially offset by the unfavorable effects of foreign currency exchange, higher selling, administrative and general expenses, increased production costs and higher warranty costs. The results were also affected by impairment charges for the Water operations. Net sales were 4 percent higher primarily reflecting price realization and increased shipment volumes, partially offset by the effect of foreign currency translation. The physical volume of sales increased 3 percent, compared with 2012.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company’s consolidated totals, equipment operations and financial services operations.

CONSOLIDATED

Positive cash flows from consolidated operating activities in 2014 were $3,526 million. This resulted primarily from net income adjusted for non-cash provisions, a change in accrued income taxes payable/receivable and a change in the retirement benefits, which were partially offset by increases in receivables related to sales, inventories and insurance receivables. Cash outflows from investing activities were $2,881 million in 2014, due primarily to the cost of receivables (excluding receivables related to sales) and cost of equipment on operating leases exceeding the collections of receivables and the proceeds from sales of equipment on operating leases by $2,441 million, purchases of property and equipment of $1,048 million, partially offset by proceeds from maturities and sales exceeding purchases of marketable securities by $408 million. Cash outflows from financing activities were $288 million in 2014 due primarily to repurchases of common stock of $2,731 million and dividends paid of $786 million, partially offset by an increase in borrowings of $3,112 million. Cash and cash equivalents increased $283 million during 2014.

Over the last three years, operating activities have provided an aggregate of $7,948 million in cash. In addition, increases in borrowings were $11,778 million, proceeds from sales of businesses were $398 million and proceeds from issuance of common stock (resulting from the exercise of stock options) were $385 million. The aggregate amount of these cash flows was used mainly to acquire receivables (excluding receivables related to sales) and equipment on operating leases that exceeded collections of receivables and the proceeds from sales of equipment on operating leases by $7,721 million, repurchase common stock of $5,850 million, purchase property and equipment of $3,526 million, pay dividends of $2,237 million and purchase marketable securities that exceeded proceeds from maturities and sales by $456 million. Cash and cash equivalents increased $140 million over the three-year period.

The company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The company’s exposures to receivables from customers in European countries experiencing economic strains are not significant. Sources of liquidity for the company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit. The company’s commercial paper outstanding at October 31, 2014 and 2013 was $2,633 million and $3,162 million, respectively, while the total cash and cash equivalents and marketable securities position was $5,002 million and $5,129 million, respectively. The amount of the total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $1,025 million and $559 million at October 31, 2014 and 2013, respectively.

Lines of Credit. The company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $6,413 million at October 31, 2014, $3,367 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at October 31, 2014 were long-term credit facility agreements of $2,500 million, expiring in April 2018, and $2,500 million, expiring in April 2019. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2014 was $10,115 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $18,785 million at October 31, 2014. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

Debt Ratings. To access public debt capital markets, the company relies on credit rating agencies to assign short-term and long-term credit ratings to the company’s securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell or hold company securities. A credit rating agency may change or withdraw company ratings based on its assessment of the company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets. The senior long-term and short-term debt ratings and outlook currently assigned to unsecured company securities by the rating agencies engaged by the company are as follows:

Senior
	Long-Term	Short-Term	Outlook

Moody’s Investors Service, Inc.	A2	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables decreased by $481 million in 2014 due primarily to lower agriculture and turf shipment volumes, and the sale of the Water operations (see Note 4). The ratio of trade accounts and notes receivable at October 31 to fiscal year net sales was 10 percent in 2014 and 11 percent in 2013. Total worldwide agriculture and turf receivables decreased $495 million and construction and forestry receivables increased $14 million. The collection period for trade receivables averages less than 12 months. The percentage of trade receivables outstanding for a period exceeding 12 months was 1 percent at both October 31, 2014 and 2013.

Deere & Company’s stockholders’ equity was $9,063 million at October 31, 2014, compared with $10,266 million at October 31, 2013. The decrease of $1,203 million resulted from an increase in treasury stock of $2,623 million, dividends declared of $803 million, a change in the retirement benefits adjustment of $684 million and a change in the cumulative translation adjustment of $416 million, which were partially offset by net income attributable to Deere & Company of $3,162 million and an increase in common stock of $151 million.

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

Cash provided by operating activities of the equipment operations during 2014, including intercompany cash flows, was $4,532 million due primarily to net income adjusted for non-cash provisions, a decrease in inventories and trade receivables, a change in accrued income taxes payable/receivable and a change in the retirement benefits, partially offset by a decrease in accounts payable and accrued expenses.

Over the last three years, these operating activities, including intercompany cash flows, have provided an aggregate of $12,149 million in cash.

Trade receivables held by the equipment operations decreased by $356 million during 2014. The equipment operations sell a significant portion of their trade receivables to financial services (see previous consolidated discussion).

Inventories decreased by $725 million in 2014 due primarily to lower agriculture and turf shipment and production volumes and the sale of the Water operations (see Note 4). Most of these inventories are valued on the last-in, first-out (LIFO) method.

The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 15), which approximates current cost, to fiscal year cost of sales were 23 percent and 25 percent at October 31, 2014 and 2013, respectively.

Total interest-bearing debt of the equipment operations was $5,077 million at the end of 2014, compared with $5,951 million at the end of 2013 and $5,870 million at the end of 2012. The ratio of total debt to total capital (total interest-bearing debt and stockholders’ equity) at the end of 2014, 2013 and 2012 was 36 percent, 37 percent and 46 percent, respectively.

Property and equipment cash expenditures for the equipment operations in 2014 were $1,045 million, compared with $1,155 million in 2013. Capital expenditures in 2015 are estimated to be $875 million.

FINANCIAL SERVICES

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and borrowings from Deere & Company.

The cash provided by operating activities and financing activities was used primarily for investing activities. Cash flows from the financial services’ operating activities, including intercompany cash flows, were $1,321 million in 2014. Cash used by investing activities totaled $4,756 million in 2014, due primarily to the cost of receivables (excluding trade and wholesale) and cost of equipment on operating leases exceeding collections of these receivables and the proceeds from sales of equipment on operating leases by $3,836 million and an increase in trade receivables and wholesale notes of $782 million. Cash provided by financing activities totaled $4,185 million in 2014, representing primarily an increase in external borrowings of $3,936 million, borrowings from Deere & Company of $368 million and capital investment from Deere & Company of $67 million, partially offset by dividends paid of $150 million to Deere & Company. Cash and cash equivalents increased $737 million.

Over the last three years, the operating activities, including intercompany cash flows, have provided $3,442 million in cash. In addition, an increase in total borrowings of $12,539 million and capital investment from Deere & Company of $453 million provided cash inflows. These amounts have been used mainly to fund receivables (excluding trade and wholesale) and equipment on operating lease acquisitions, which exceeded collections and the proceeds from sales of equipment on operating leases by $11,531 million, fund an increase in trade receivables and wholesale notes of $3,453 million, pay dividends to Deere & Company of $380 million and purchase marketable securities that exceeded proceeds from maturities and sales by $239 million. Cash and cash equivalents increased $758 million over the three-year period.

Receivables and equipment on operating leases increased by $3,099 million in 2014, compared with 2013. Total acquisition volumes of receivables (excluding trade and wholesale notes) and cost of equipment on operating leases increased 4 percent in 2014, compared with 2013. The volumes of operating leases, financing leases and revolving charge accounts increased approximately 27 percent, 6 percent and 3 percent, respectively, while retail note volumes were about the same. The amount of wholesale notes increased 11 percent and trade receivables increased 1 percent during 2014. At October 31, 2014 and 2013, net receivables and leases administered, which include receivables administered but not owned, were $39,629 million and $36,559 million, respectively.

Total external interest-bearing debt of the financial services operations was $31,882 million at the end of 2014, compared with $28,524 million at the end of 2013 and $26,551 million at the end of 2012. Total external borrowings have changed generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company and the change in investment from Deere & Company. The financial services operations’ ratio of total interest-bearing debt to total stockholder’s equity was to 7.4 to 1 at the end of 2014, 7.3 to 1 at the end of 2013 and 7.2 to 1 at the end of 2012.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 13). At October 31, 2014, the facility had a total capacity, or “financing limit,” of up to $3,000 million of secured financings at any time. The facility was renewed in November 2014 with a capacity of $3,500 million. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 31, 2014, $1,617 million of short-term securitization borrowings was outstanding under the agreement.

During 2014, the financial services operations issued $3,014 million and retired $2,565 million of retail note securitization borrowings. During 2014, the financial services operations also issued $8,171 million and retired $4,390 million of long-term borrowings, which were primarily medium-term notes.

OFF-BALANCE-SHEET ARRANGEMENTS

At October 31, 2014, the company had approximately $210 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. The maximum remaining term of the receivables guaranteed at October 31, 2014 was approximately six years.

AGGREGATE CONTRACTUAL OBLIGATIONS

The payment schedule for the company’s contractual obligations at October 31, 2014 in millions of dollars is as follows:

		Less			More
		than	2&3	4&5	than
	Total	1 year	years	years	5 years

On-balance-sheet
Debt*
Equipment operations	$5,091	$434	$270	$775	$3,612
Financial services**	31,692	9,962	11,477	6,578	3,675
Total	36,783	10,396	11,747	7,353	7,287

(continued)

		Less			More
		than	2&3	4&5	than
	Total	1 year	years	years	5 years

Interest relating to debt***	$4,777	$609	$1,069	$745	$2,354
Accounts payable	2,743	2,611	90	39	3
Capital leases	87	39	42	4	2
Off-balance-sheet
Purchase obligations	3,007	2,970	37
Operating leases	371	121	134	70	46
Total	$47,768	$16,746	$13,119	$8,211	$9,692

*	Principal payments.
**

Securitization borrowings of $4,559 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 18).

***	Includes projected payments related to interest rate swaps.

The previous table does not include unrecognized tax benefit liabilities of approximately $213 million at October 31, 2014, since the timing of future payments is not reasonably estimable at this time (see Note 8). For additional information regarding pension and other postretirement employee benefit obligations, short-term borrowings, long-term borrowings and lease obligations, see Notes 7, 18, 20 and 21, respectively.

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

The sales incentive accruals at October 31, 2014, 2013 and 2012 were $1,573 million, $1,531 million and $1,453 million, respectively. The increase in 2014 was due primarily to higher sales incentive accruals related to the U.S. and Canada operations. The increase in 2013 was due primarily to higher sales volumes.

The estimation of the sales incentive accrual is impacted by many assumptions. One of the key assumptions is the historical percent of sales incentive costs to retail sales from dealers. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .5 percent, compared to the average sales incentive costs to retail sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .5 percent, the sales incentive accrual at October 31, 2014 would increase or decrease by approximately $40 million.

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

The product warranty accruals, excluding extended warranty unamortized premiums, at October 31, 2014, 2013 and 2012 were $809 million, $822 million and $733 million, respectively. The changes were due primarily to lower sales volumes in 2014 and higher sales volumes in 2013.

Estimates used to determine the product warranty accruals are significantly affected by the historical percent of warranty claims costs to sales. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .08 percent, compared to the average warranty costs to sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .08 percent, the warranty accrual at October 31, 2014 would increase or decrease by approximately $35 million.

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

The pension liabilities, net of pension assets, recognized on the balance sheet at October 31, 2014 and 2012 were $743 million and $1,817 million, respectively. The pension assets, net of pension liabilities, at October 31, 2013 were $40 million. The increase in pension net liabilities in 2014 was due primarily to decreases in discount rates and updated mortality assumptions based on the Society of Actuaries’ (SOA) RP-2000 base table and mortality projection scale BB. The increase in pension net assets in 2013 was due primarily to the return on plan assets and increases in discount rates, partially offset by interest on the liabilities. The OPEB liabilities, net of OPEB assets, at October 31, 2014, 2013 and 2012 were $5,347 million, $4,769 million and $5,736 million, respectively. The increase in 2014 was due primarily to the change in the mortality assumptions mentioned above and decreases in discount rates, partially offset by a change in the retiree medical credit plan (see Note 7). The decrease in 2013 was due primarily to increases in discount rates and favorable claims experience, partially offset by interest on the liabilities. In October 2014, the SOA finalized new mortality tables (RP-2014) and mortality improvement scale (MP-2014). The company does not expect the effects of the new mortality tables on its mortality assumptions and resulting effects on the consolidated financial statements to be significant when adopted.

The effect of hypothetical changes to selected assumptions on the company’s major U.S. retirement benefit plans would be as follows in millions of dollars:

		October 31, 2014	2015
		Increase	Increase
	Percentage	(Decrease)	(Decrease)
Assumptions	Change	PBO/APBO*	Expense

Pension
Discount rate**	+/-.5	$(634)/676	$(38)/37
Expected return on assets	+/-.5		(48)/48
OPEB
Discount rate**	+/-.5	(373)/415	(19)/21
Expected return on assets	+/-.5		(4)/4
Health care cost trend rate**	+/-1.0	835/(639)	107/(83)

*	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for OPEB plans.
**	Pretax impact on service cost, interest cost and amortization of gains or losses.

Goodwill

Goodwill is not amortized and is tested for impairment annually and when events or circumstances change such that it is more likely than not that the fair value of a reporting unit is reduced below its carrying amount. The end of the fiscal third quarter is the annual measurement date. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the implied fair value of the goodwill.

An estimate of the fair value of the reporting unit is determined through a combination of comparable market values for similar businesses and discounted cash flows. These estimates can change significantly based on such factors as the reporting unit’s financial performance, economic conditions, interest rates, growth rates, pricing, changes in business strategies and competition.

Based on this testing, the company identified a reporting unit in 2012 for which the goodwill was impaired. None were impaired in 2014 and 2013. In the fourth quarter of 2012, the company recorded a non-cash charge in cost of sales of $33 million pretax, or $31 million after-tax. The charge was associated with a reporting unit included in the agriculture and turf operating segment. The key factor contributing to the impairment was a decline in the reporting unit’s forecasted financial performance (see Note 5).

A 10 percent decrease in the estimated fair value of the company’s reporting units would have had no impact on the carrying value of goodwill at the annual measurement date in 2014.

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

The total allowance for credit losses at October 31, 2014, 2013 and 2012 was $230 million, $240 million and $243 million, respectively. The allowance decreased in 2014, compared to 2013, due primarily to foreign currency translation, and was approximately the same in 2013 compared to 2012.

The assumptions used in evaluating the company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the receivable portfolio represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .16 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the receivable portfolio were to increase or decrease .16 percent, the allowance for credit losses at October 31, 2014 would increase or decrease by approximately $60 million.

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

The total operating lease residual values at October 31, 2014, 2013 and 2012 were $2,786 million, $2,115 million and $1,676 million, respectively. The changes in 2014 and 2013 were due primarily to the increasing levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. If future market values for this equipment were to decrease 10 percent from the company’s present estimates, the total impact would be to increase the company’s annual depreciation for equipment on operating leases by approximately $125 million.

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

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for marketable securities are primarily discounted at the applicable benchmark yield curve plus market credit spreads. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by decreasing the interest rates by 10 percent from the market rates at October 31, 2014 would have been approximately $18 million. The net loss from decreasing the interest rates by 10 percent at October 31, 2013 would have been approximately $14 million.

Foreign Currency Risk

In the equipment operations, the company’s practice is to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed quarterly. Based on the equipment operations’ anticipated and committed foreign currency cash inflows, outflows and hedging policy for the next twelve months, the company estimates that a hypothetical 10 percent weakening of the U.S. dollar relative to other currencies through 2015 would decrease the 2015 expected net cash inflows by $16 million. At October 31, 2013, a hypothetical 10 percent weakening of the U.S. dollar under similar assumptions and calculations indicated a potential $10 million adverse effect on the 2014 net cash inflows.

In the financial services operations, the company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the financial services cash flows.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Years Ended October 31, 2014, 2013 and 2012

(In millions of dollars)

	2014	2013	2012

Net Sales and Revenues
Net sales	$32,960.6	$34,997.9	$33,500.9
Finance and interest income	2,282.1	2,115.1	1,981.3
Other income	824.2	682.4	674.9
Total	36,066.9	37,795.4	36,157.1

Costs and Expenses
Cost of sales	24,775.8	25,667.3	25,007.8
Research and development expenses	1,452.0	1,477.3	1,433.6
Selling, administrative and general expenses	3,284.4	3,605.5	3,417.0
Interest expense	664.0	741.3	782.8
Other operating expenses	1,093.3	820.6	781.5
Total	31,269.5	32,312.0	31,422.7

Income of Consolidated Group before Income Taxes	4,797.4	5,483.4	4,734.4
Provision for income taxes	1,626.5	1,945.9	1,659.4

Income of Consolidated Group	3,170.9	3,537.5	3,075.0
Equity in income (loss) of unconsolidated affiliates	(7.6)	.1	(3.4)

Net Income	3,163.3	3,537.6	3,071.6
Less: Net income attributable to noncontrolling interests	1.6	.3	6.9
Net Income Attributable to Deere & Company	$3,161.7	$3,537.3	$3,064.7

Per Share Data
Basic	$8.71	$9.18	$7.72
Diluted	$8.63	$9.09	$7.63
Dividends declared	$2.22	$1.99	$1.79

Average Shares Outstanding
Basic	363.0	385.3	397.1
Diluted	366.1	389.2	401.5

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

For the Years Ended October 31, 2014, 2013 and 2012

(In millions of dollars)

	2014	2013	2012
Net Income	$3,163.3	$3,537.6	$3,071.6

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(684.4)	1,950.0	(623.6)
Cumulative translation adjustment	(415.5)	(70.9)	(270.0)
Unrealized gain (loss) on derivatives	2.8	10.7	(5.1)
Unrealized gain (loss) on investments	6.9	(11.3)	4.9

Other Comprehensive Income (Loss), Net of Income Taxes	(1,090.2)	1,878.5	(893.8)

Comprehensive Income of Consolidated Group	2,073.1	5,416.1	2,177.8
Less: Comprehensive income attributable to noncontrolling interests	1.3	.4	6.6
Comprehensive Income Attributable to Deere & Company	$2,071.8	$5,415.7	$2,171.2

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEET

As of October 31, 2014 and 2013

(In millions of dollars except per share amounts)

	2014	2013

ASSETS
Cash and cash equivalents	$3,787.0	$3,504.0
Marketable securities	1,215.1	1,624.8
Receivables from unconsolidated affiliates	30.2	31.2
Trade accounts and notes receivable - net	3,277.6	3,758.2
Financing receivables - net	27,422.2	25,632.7
Financing receivables securitized - net	4,602.3	4,153.1
Other receivables	1,500.3	1,464.0
Equipment on operating leases - net	4,015.5	3,152.2
Inventories	4,209.7	4,934.7
Property and equipment - net	5,577.8	5,466.9
Investments in unconsolidated affiliates	303.2	221.4
Goodwill	791.2	844.8
Other intangible assets - net	68.8	77.1
Retirement benefits	262.0	551.1
Deferred income taxes	2,776.6	2,325.4
Other assets	1,496.9	1,274.7
Assets held for sale		505.0
Total Assets	$61,336.4	$59,521.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$8,019.2	$8,788.9
Short-term securitization borrowings	4,558.5	4,109.1
Payables to unconsolidated affiliates	101.0	106.9
Accounts payable and accrued expenses	8,554.1	8,973.6
Deferred income taxes	160.9	160.3
Long-term borrowings	24,380.7	21,577.7
Retirement benefits and other liabilities	6,496.5	5,416.7
Liabilities held for sale		120.4
Total liabilities	52,270.9	49,253.6

Commitments and contingencies (Note 22)

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2014 and 2013), at paid-in amount	3,675.4	3,524.2
Common stock in treasury, 190,926,805 shares in 2014 and 162,628,440 shares in 2013, at cost	(12,834.2)	(10,210.9)
Retained earnings	22,004.4	19,645.6
Accumulated other comprehensive income (loss)	(3,783.0)	(2,693.1)
Total Deere & Company stockholders’ equity	9,062.6	10,265.8
Noncontrolling interests	2.9	1.9
Total stockholders’ equity	9,065.5	10,267.7
Total Liabilities and Stockholders’ Equity	$61,336.4	$59,521.3

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Years Ended October 31, 2014, 2013 and 2012

(In millions of dollars)

	2014	2013	2012

Cash Flows from Operating Activities
Net income	$3,163.3	$3,537.6	$3,071.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	38.1	20.5	5.1
Provision for depreciation and amortization	1,306.5	1,140.3	1,004.2
Impairment charges	95.9	102.0	33.4
Share-based compensation expense	78.5	80.7	74.5
Undistributed earnings of unconsolidated affiliates	9.3	9.1	1.8
Credit for deferred income taxes	(280.1)	(172.6)	(91.8)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(749.0)	(1,510.2)	(1,901.6)
Insurance receivables	(149.9)	263.4	(338.5)
Inventories	(297.9)	(728.4)	(1,510.2)
Accounts payable and accrued expenses	(137.1)	217.1	1,061.8
Accrued income taxes payable/receivable	342.6	80.4	(72.3)
Retirement benefits	336.9	262.0	63.3
Other	(231.2)	(47.6)	(233.6)

Net cash provided by operating activities	3,525.9	3,254.3	1,167.7

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	15,319.1	14,088.0	13,064.9
Proceeds from maturities and sales of marketable securities	1,022.5	843.9	240.3
Proceeds from sales of equipment on operating leases	1,091.5	936.7	799.5
Proceeds from sales of businesses, net of cash sold	345.8	22.0	30.2
Cost of receivables acquired (excluding receivables related to sales)	(17,240.4)	(17,011.7)	(15,139.0)
Purchases of marketable securities	(614.6)	(1,026.3)	(922.2)
Purchases of property and equipment	(1,048.3)	(1,158.4)	(1,319.2)
Cost of equipment on operating leases acquired	(1,611.0)	(1,216.9)	(801.8)
Acquisitions of businesses, net of cash acquired		(83.5)
Other	(145.6)	(214.5)	43.2

Net cash used for investing activities	(2,881.0)	(4,820.7)	(4,004.1)

Cash Flows from Financing Activities
Increase in total short-term borrowings	89.2	2,749.4	894.9
Proceeds from long-term borrowings	8,232.0	4,734.0	10,642.0
Payments of long-term borrowings	(5,209.1)	(4,958.5)	(5,396.0)
Proceeds from issuance of common stock	149.5	174.5	61.0
Repurchases of common stock	(2,731.1)	(1,531.4)	(1,587.7)
Dividends paid	(786.0)	(752.9)	(697.9)
Excess tax benefits from share-based compensation	30.8	50.7	30.1
Other	(63.6)	(59.3)	(66.2)

Net cash provided by (used for) financing activities	(288.3)	406.5	3,880.2

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(73.6)	11.7	(38.8)

Net Increase (Decrease) in Cash and Cash Equivalents	283.0	(1,148.2)	1,005.0
Cash and Cash Equivalents at Beginning of Year	3,504.0	4,652.2	3,647.2

Cash and Cash Equivalents at End of Year	$3,787.0	$3,504.0	$4,652.2

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended October 31, 2012, 2013 and 2014

(In millions of dollars)

		Deere & Company Stockholders

	Total Stockholders’ Equity	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance October 31, 2011	$6,814.9	$3,251.7	$(7,292.8)	$14,519.4	$(3,678.0)	$14.6

Net income	3,071.6			3,064.7		6.9
Other comprehensive loss	(893.8)				(893.5)	(.3)
Repurchases of common stock	(1,587.7)		(1,587.7)
Treasury shares reissued	66.7		66.7
Dividends declared	(709.2)			(708.9)		(.3)
Stock options and other	99.5	100.5				(1.0)

Balance October 31, 2012	6,862.0	3,352.2	(8,813.8)	16,875.2	(4,571.5)	19.9

Net income	3,537.6			3,537.3		.3
Other comprehensive income	1,878.5				1,878.4	.1
Repurchases of common stock	(1,531.4)		(1,531.4)
Treasury shares reissued	134.3		134.3
Dividends declared	(774.5)			(766.6)		(7.9)
Deconsolidation of variable interest entity	(10.6)					(10.6)
Stock options and other	171.8	172.0		(.3)		.1

Balance October 31, 2013	10,267.7	3,524.2	(10,210.9)	19,645.6	(2,693.1)	1.9

Net income	3,163.3			3,161.7		1.6
Other comprehensive loss	(1,090.2)				(1,089.9)	(.3)
Repurchases of common stock	(2,731.1)		(2,731.1)
Treasury shares reissued	107.8		107.8
Dividends declared	(803.7)			(803.4)		(.3)
Stock options and other	151.7	151.2		.5
Balance October 31, 2014	$9,065.5	$3,675.4	$(12,834.2)	$22,004.4	$(3,783.0)	$2.9

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

Advertising Costs

Advertising costs are charged to expense as incurred. This expense was $174 million in 2014, $183 million in 2013 and $177 million in 2012.

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

Foreign Currency Translation

The functional currencies for most of the company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts are included in net income. The pretax net losses for foreign exchange in 2014, 2013 and 2012 were $47 million, $26 million and $96 million, respectively.

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

New Accounting Standards to be Adopted

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which amends ASC 718, Compensation—Stock Compensation. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The total compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The effective date will be the first quarter of fiscal year 2017. The adoption will not have a material effect on the company’s consolidated financial statements.

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

At October 31, 2013, the total assets of $505 million and liabilities of $120 million for these operations were classified as held for sale in the consolidated financial statements and written down to realizable value, which consisted of $153 million of trade receivables, $219 million of inventories, $37 million of property and equipment, $106 million of goodwill, $25 million of other intangible assets and $10 million of other assets less a $45 million asset impairment. The related liabilities held for sale consisted of accounts payable and accrued expenses. The total amount of proceeds from the sale at closing was approximately $305 million with no significant gain or loss, which consisted of $174 million equity contribution and third party debt raised by Landscapes.

The equity contribution was in the form of newly issued cumulative convertible participating preferred units representing 60 percent of the voting rights (on an as converted basis), which will rank senior to the company’s common stock as to dividends. The preferred units have an initial liquidation preference of $174 million and accrue dividends at a rate of 12 percent per annum. The liquidation preference is subject to the company’s rights under the stockholders agreement. Due to preferred dividend payment in additional preferred shares over the first two years, CD&R’s ownership will increase over the two-year period.

The company initially retained 40 percent of the Landscapes business in the form of common stock. As of January 2014, the company deconsolidated Landscapes and began reporting the results as an equity investment in unconsolidated affiliates. The fair value of the company’s retained equity investment was approximately $80 million at closing. The fair value was determined using an implied equity value approach. This approach used an option pricing model to determine the value of Landscapes’ total equity based on the liquidation preference of the preferred units of $174 million, as well as the preferred stock’s conversion feature and dividend rights. The value of the company’s common stock of Landscapes was the difference between the total fair value of the Landscapes’ equity and the value of CD&R’s preferred stock. The significant unobservable inputs were the expected term of the investment, assumptions about the form of preferred dividend payments and the assumed volatility of the Landscapes enterprise during the term of the investment. Due to the company’s continuing involvement through its initial 40 percent interest, Landscapes’ historical operating results are presented in continuing operations.

In May 2014, the company closed the sale of the stock and certain assets of the entities that compose the company’s Water operations to FIMI Opportunity Funds. The sale was the result of the company’s intention to invest its resources in growing core businesses. At April 30, 2014, the total assets of $85 million and liabilities of $50 million were classified as held for sale in the consolidated financial statements, which consisted of $57 million of trade receivables, $10 million of other receivables, $49 million of inventories and $5 million of other assets less a $36 million asset impairment. The related liabilities held for sale consisted of accounts payable and accrued expenses of $47 million and retirement benefits and other liabilities of $3 million. The total amount of proceeds from the sale was approximately $35 million with a loss recorded in other operating expenses of $10 million pretax and after-tax in addition to the impairments recorded (see Note 5). The company provides certain business services for a fee during a transition period.

In September 2013, the company acquired Bauer Built Manufacturing Inc., a manufacturer of planters located in Paton, Iowa, for approximately $84 million. The fair values assigned to the assets and liabilities related to the acquired entity were approximately $9 million of receivables, $11 million of inventories, $25 million of property and equipment, $13 million of goodwill, $26 million of identifiable intangible assets, $1 million of other assets and $1 million of liabilities. The identifiable intangibles were primarily related to technology, a non-compete contract, customer relationships and a trademark, which have amortization periods with a weighted-average of seven years. The entity was consolidated and the results of these operations have been included in the company’s consolidated financial statements in the agriculture and turf operating segment since the date of acquisition. The pro forma results of operations as if the acquisition had occurred at the beginning of 2013 or comparative fiscal year would not differ significantly from the reported results.

5. SPECIAL ITEMS

Impairments

In the fourth quarter of 2014, the company recorded non-cash charges in cost of sales for the impairment of long-lived assets of $18 million and other assets of $16 million pretax and after-tax. The assets are part of the company’s agriculture and turf operations in China. The impairment is the result of a decline in forecasted financial performance that indicated it was probable the future cash flows would not cover the carrying amount of assets used to manufacture agricultural equipment in that country (see Note 26).

In 2014, the company recorded non-cash charges of $62 million pretax, or $30 million after-tax, related to the Water operations. In the first quarter, a $26 million pretax and after-tax loss was recorded in cost of sales for the impairment of long-lived assets. In the second quarter, an additional non-cash charge of $36 million pretax, or $4 million after-tax, was recorded in other operating expenses for an impairment to write the Water operations down to fair value less costs to sell.

The tax benefits recognized resulted primarily from a change in valuation allowances of the Water operations. These operations were included in the company’s agriculture and turf operating segment (see Note 26).

In 2013, the company recorded a non-cash charge for the impairment of long-lived assets of $57 million pretax, or $51 million after-tax. This consists of $50 million pretax, or $44 million after-tax, in the third quarter and $7 million pretax and after-tax in the fourth quarter, related to the company’s Water operations, which were included in the agriculture and turf operating segment. The total pretax impairment loss consisted of $50 million recorded in cost of sales and $7 million in selling, administrative and general expenses. The impairments were due to a decline in the forecasted financial performance and a review of strategic options for the business (see Note 26).

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

The company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The company transferred inventory to equipment on operating leases of $794 million, $659 million and $563 million in 2014, 2013 and 2012, respectively. The company also had accounts payable related to purchases of property and equipment of $128 million, $198 million and $185 million at October 31, 2014, 2013 and 2012, respectively.

Cash payments for interest and income taxes consisted of the following in millions of dollars:

	2014	2013	2012

Interest:
Equipment operations	$506	$511	$420
Financial services	454	502	638
Intercompany eliminations	(268)	(247)	(248)
Consolidated	$692	$766	$810
Income taxes:
Equipment operations	$1,640	$1,863	$1,704
Financial services	333	270	207
Intercompany eliminations	(253)	(179)	(167)
Consolidated	$1,720	$1,954	$1,744

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The company has several defined benefit pension plans and postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries. The company uses an October 31 measurement date for these plans.

The components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2014	2013	2012

Pensions
Service cost	$244	$273	$220
Interest cost	480	439	465
Expected return on plan assets	(776)	(778)	(787)
Amortization of actuarial loss	177	265	202
Amortization of prior service cost	25	12	47
Early-retirement benefits			3
Other postemployment benefits	5
Settlements/curtailments	9	2	10
Net cost	$164	$213	$160
Weighted-average assumptions
Discount rates	4.5%	3.8%	4.4%
Rate of compensation increase	3.8%	3.9%	3.9%
Expected long-term rates of return	7.5%	7.8%	8.0%

The components of net periodic postretirement benefits cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2014	2013	2012

Health care and life insurance
Service cost	$44	$58	$49
Interest cost	267	255	281
Expected return on plan assets	(72)	(84)	(100)
Amortization of actuarial loss	33	141	136
Amortization of prior service credit	(3)	(8)	(15)
Settlements/curtailments	(1)
Net cost	$268	$362	$351
Weighted-average assumptions
Discount rates	4.7%	3.8%	4.4%
Expected long-term rates of return	7.2%	7.5%	7.7%

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

The previous pension cost in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	2014	2013	2012

Pensions
Net cost	$164	$213	$160
Retirement benefit adjustments included in other comprehensive (income) loss:
Net actuarial (gain) loss	940	(1,481)	999
Prior service (credit) cost		(26)	5
Amortization of actuarial loss	(177)	(265)	(202)
Amortization of prior service cost	(25)	(12)	(47)
Settlements/curtailments	(9)	(2)	(10)
Total (gain) loss recognized in other comprehensive (income) loss	729	(1,786)	745
Total recognized in comprehensive (income) loss	$893	$(1,573)	$905

The previous postretirement benefits cost in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	2014	2013	2012

Health care and life insurance
Net cost	$268	$362	$351
Retirement benefit adjustments included in other comprehensive (income) loss:
Net actuarial (gain) loss	748	(1,165)	335
Prior service (credit) cost	(370)	(2)	2
Amortization of actuarial loss	(33)	(141)	(136)
Amortization of prior service credit	3	8	15
Settlements/curtailments	1
Total (gain) loss recognized in other comprehensive (income) loss	349	(1,300)	216
Total recognized in comprehensive (income) loss	$617	$(938)	$567

The benefit plan obligations, funded status and the assumptions related to the obligations at October 31 in millions of dollars follow:

	Pensions		Health Care and Life Insurance
	2014	2013	2014	2013

Change in benefit obligations
Beginning of year balance	$(10,968)	$(11,834)	$(5,926)	$(7,023)
Service cost	(244)	(273)	(44)	(58)
Interest cost	(480)	(439)	(267)	(255)
Actuarial gain (loss)	(1,306)	951	(757)	1,092
Amendments		26	370	2
Benefits paid	675	655	336	329
Health care subsidies			(22)	(16)
Other postemployment benefits	(5)
Settlements/curtailments	2	3
Foreign exchange and other	136	(57)	6	3
End of year balance	(12,190)	(10,968)	(6,304)	(5,926)

Change in plan assets (fair value)
Beginning of year balance	11,008	10,017	1,157	1,287
Actual return on plan assets	1,132	1,312	81	158
Employer contribution	87	301	51	37
Benefits paid	(675)	(655)	(336)	(329)
Settlements/curtailments	(2)	(3)
Foreign exchange and other	(103)	36	4	4
End of year balance	11,447	11,008	957	1,157
Funded status	$(743)	$40	$(5,347)	$(4,769)

Weighted-average assumptions
Discount rates	4.0%	4.5%	4.2%	4.7%
Rate of compensation increase	3.8%	3.8%

For Medicare eligible salaried retirees that primarily retire after July 1, 1993 and are eligible for postretirement medical benefits, the company’s postretirement benefit plan consists of annual Retiree Medical Credits (RMCs). The RMC is a monetary amount provided to the retirees annually to assist with their medical costs. In October 2014, the RMC plan was modified to change the annual cost sharing provisions. For 2015, the annual RMC amount will not increase and the rate of future changes will continue to be set each year by the company. The net effect of this change on the accumulated postretirement benefit obligation was a decrease of $367 million, which was recognized as a prior service credit in other comprehensive income and will be amortized as a reduction to expense over the active participants’ remaining years of service to full eligibility.

The amounts recognized at October 31 in millions of dollars consist of the following:

	Pensions		Health Care and Life Insurance
	2014	2013	2014	2013

Amounts recognized in balance sheet
Noncurrent asset	$262	$551
Current liability	(51)	(58)	$(21)	$(21)
Noncurrent liability	(954)	(453)	(5,326)	(4,748)
Total	$(743)	$40	$(5,347)	$(4,769)
Amounts recognized in accumulated other comprehensive income – pretax
Net actuarial loss	$4,266	$3,512	$1,675	$960
Prior service cost (credit)	42	67	(407)	(41)
Total	$4,308	$3,579	$1,268	$919

The total accumulated benefit obligations for all pension plans at October 31, 2014 and 2013 was $11,425 million and $10,352 million, respectively.

The accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $1,381 million and $916 million, respectively, at October 31, 2014 and $680 million and $267 million, respectively, at October 31, 2013. The projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $8,213 million and $7,208 million, respectively, at October 31, 2014 and $1,340 million and $829 million, respectively, at October 31, 2013.

The amounts in accumulated other comprehensive income that are expected to be amortized as net expense (income) during fiscal 2015 in millions of dollars follow:

	Pensions	Health Care and Life Insurance

Net actuarial loss	$222	$93
Prior service cost (credit)	25	(77)
Total	$247	$16

Actuarial gains and losses are recorded in accumulated other comprehensive income (loss). To the extent unamortized gains and losses exceed 10% of the higher of the market-related value of assets or the benefit obligation, the excess is amortized as a component of net periodic cost over the remaining service period of the active participants. For plans in which all or almost all of the plan’s participants are inactive, the amortization period is the remaining life expectancy of the inactive participants.

The company expects to contribute approximately $78 million to its pension plans and approximately $26 million to its health care and life insurance plans in 2015, which are primarily direct benefit payments for unfunded plans.

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, are as follows in millions of dollars:

	Pensions	Health Care and Life Insurance*

2015	$677	$327
2016	670	334
2017	677	350
2018	682	353
2019	684	353
2020 to 2024	3,485	1,754

* Net of prescription drug group benefit subsidy under Medicare Part D.

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine accumulated postretirement benefit obligations were based on the trends for medical and prescription drug claims for pre- and post-65 age groups due to the effects of Medicare. At October 31, 2014, the weighted-average composite trend rates for these obligations were assumed to be a 6.2 percent increase from 2014 to 2015, gradually decreasing to 5 percent from 2022 to 2023 and all future years. The obligations at October 31, 2013 and the cost in 2014 assumed a 6.5 percent increase from 2013 to 2014, gradually decreasing to 5 percent from 2021 to 2022 and all future years. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations by $859 million and the aggregate of service and interest cost component of net periodic postretirement benefits cost for the year by $47 million. A decrease of one percentage point would decrease the obligations by $658 million and the cost by $35 million.

The discount rate assumptions used to determine the postretirement obligations at October 31, 2014 and 2013 were based on hypothetical AA yield curves represented by a series of annualized individual discount rates. These discount rates represent the rates at which the company’s benefit obligations could effectively be settled at the October 31 measurement dates.

Fair value measurement levels in the following tables are defined in Note 26.

The fair values of the pension plan assets at October 31, 2014 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3

Cash and short-term investments	$1,085	$426	$659
Equity:
U.S. equity securities	3,084	3,084
U.S. equity funds	42	4	38
International equity securities	1,972	1,972
International equity funds	456	74	382
Fixed Income:
Government and agency securities	436	412	24
Corporate debt securities	324	1	323
Mortgage-backed securities	96	11	85
Fixed income funds	1,080	127	953
Real estate	574	132	8	$434
Private equity/venture capital	1,578			1,578
Hedge funds	593			593
Other investments	324	3	321
Derivative contracts - assets*	322	14	308
Derivative contracts - liabilities**	(39)	(9)	(30)
Receivables, payables and other	(3)	(3)
Securities lending collateral	847		847
Securities lending liability	(847)		(847)
Securities sold short	(477)	(477)
Total net assets	$11,447	$5,771	$3,071	$2,605

*     Includes contracts for interest rates of $246 million, foreign currency of $61 million, equity of $11 million and other of $4 million.

**    Includes contracts for interest rates of $6 million, foreign currency of $25 million and other of $8 million.

The fair values of the health care assets at October 31, 2014 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3

Cash and short-term investments	$55	$37	$18
Equity:
U.S. equity securities	223	223
U.S. equity funds	87	87
International equity securities	57	57
International equity funds	121		121
Fixed Income:
Government and agency securities	164	159	5
Corporate debt securities	33		33
Mortgage-backed securities	13		13
Fixed income funds	70	1	69
Real estate	17	5		$12
Private equity/venture capital	44			44
Hedge funds	72		56	16
Other investments	9		9
Derivative contracts - assets*	5		5
Derivative contracts - liabilities**	(1)		(1)
Receivables, payables and other	1	1
Securities lending collateral	126		126
Securities lending liability	(126)		(126)
Securities sold short	(13)	(13)
Total net assets	$957	$557	$328	$72

*     Includes contracts for interest rates of $3 million and foreign currency of $2 million.

**    Includes contracts for foreign currency of $1 million.

The fair values of the pension plan assets at October 31, 2013 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3

Cash and short-term investments	$1,190	$317	$873
Equity:
U.S. equity securities	3,321	3,321
U.S. equity funds	47	5	42
International equity securities	1,953	1,953
International equity funds	481	68	413
Fixed Income:
Government and agency securities	391	370	21
Corporate debt securities	278		278
Mortgage-backed securities	106	14	92
Fixed income funds	601	91	510
Real estate	550	110	12	$428
Private equity/venture capital	1,416			1,416
Hedge funds	529		379	150
Other investments	389	3	386
Derivative contracts - assets*	769	10	759
Derivative contracts - liabilities**	(591)	(6)	(585)
Receivables, payables and other	14	14
Securities lending collateral	716		716
Securities lending liability	(716)		(716)
Securities sold short	(436)	(436)
Total net assets	$11,008	$5,834	$3,180	$1,994

*     Includes contracts for interest rates of $749 million, foreign currency of $10 million, equity of $9 million and other of $1 million.

**    Includes contracts for interest rates of $563 million, foreign currency of $22 million and other of $6 million.

The fair values of the health care assets at October 31, 2013 follow in millions of dollars:

	Total	Level 1	Level 2	Level 3

Cash and short-term investments	$58	$29	$29
Equity:
U.S. equity securities	298	298
U.S. equity funds	84	84
International equity securities	71	71
International equity funds	187		187
Fixed Income:
Government and agency securities	184	180	4
Corporate debt securities	33		33
Mortgage-backed securities	11		11
Fixed income funds	58		58
Real estate	52	6	31	$15
Private equity/venture capital	48			48
Hedge funds	71		66	5
Other investments	13		13
Derivative contracts - assets*	4		4
Derivative contracts - liabilities**	(1)		(1)
Receivables, payables and other	1	1
Securities lending collateral	109		109
Securities lending liability	(109)		(109)
Securities sold short	(15)	(15)
Total net assets	$1,157	$654	$435	$68

*     Includes contracts for interest rates of $3 million and foreign currency of $1 million.

**    Includes contracts for foreign currency of $1 million.

A reconciliation of Level 3 pension and health care asset fair value measurements in millions of dollars follows:

	Total	Real Estate	Private Equity/ Venture Capital	Hedge Funds

October 31, 2012*	$1,969	$436	$1,373	$160
Realized gain	58		51	7
Change in unrealized gain	220	68	142	10
Purchases, sales and settlements - net	(185)	(61)	(102)	(22)
October 31, 2013*	2,062	443	1,464	155
Realized gain	105	1	77	27
Change in unrealized gain (loss)	153	20	145	(12)
Purchases, sales and settlements - net	212	(18)	(64)	294
Transfers in	145			145
October 31, 2014*	$2,677	$446	$1,622	$609

*     Health care Level 3 assets represent approximately 3 percent to 4 percent of the reconciliation amounts for 2014, 2013 and 2012.

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

Real Estate, Venture Capital, Private Equity, Hedge Funds and Other – Certain of the investments, which are structured as limited partnerships, are valued at estimated fair value based on their proportionate share of the limited partnership’s fair value that is determined by the general partner. The general partner values these investments using a combination of NAV, an income approach (primarily estimated cash flows discounted over the expected holding period), or market approach (primarily the valuation of similar securities and properties). Real estate investment trusts are valued at the closing prices in the active markets in which the investment trades. Real estate investment funds, certain hedge funds and other investments are valued at NAV, based on the fair value of the underlying securities.

Interest Rate, Foreign Currency and Other Derivative Instruments – The derivatives are valued using either an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates, or a market approach (closing prices in the active market in which the derivative instrument trades).

The primary investment objective for the pension plan assets is to maximize the growth of these assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s earnings strength and risk tolerance. The primary investment objective for the health care plan assets is to provide the company with the financial flexibility to pay the projected obligations to beneficiaries. The asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the company’s financial strength and long-term asset class risk/return expectations since the obligations are long-term in nature. The current target allocations for pension assets are approximately 48 percent for equity securities, 24 percent for debt securities, 5 percent for real estate and 23 percent for other investments. The target allocations for health care assets are approximately 54 percent for equity securities, 28 percent for debt securities, 3 percent for real estate and 15 percent for other investments. The allocation percentages above include the effects of combining derivatives with other investments to manage asset allocations and exposures to interest rates and foreign currency exchange. The assets are well diversified and are managed by professional investment firms as well as by investment professionals who are company employees. As a result of the company’s diversified investment policy, there were no significant concentrations of risk.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. A market related value of plan assets is used to calculate the expected return on assets. The market related value recognizes changes in the fair value of pension plan assets systematically over a five-year period. The market related value of the health care and life insurance plan assets equal fair value. The expected return is based on the outlook for inflation and for returns in multiple asset classes, while also considering historical returns, asset allocation and investment strategy. The company’s approach has emphasized the long-term nature of the return estimate such that the return assumption is not changed significantly unless there are fundamental changes in capital markets that affect the company’s expectations for returns over an extended period of time (i.e., 10 to 20 years). The average annual return of the company’s U.S. pension fund was approximately 8.8 percent during the past ten years and approximately 9.7 percent during the past 20 years. Since return premiums over inflation and total returns for major asset classes vary widely even over ten-year periods, recent history is not necessarily indicative of long-term future expected returns. The company’s systematic methodology for determining the long-term rate of return for the company’s investment strategies supports the long-term expected return assumptions.

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

The company has defined contribution plans related to employee investment and savings plans primarily in the U.S. The company’s contributions and costs under these plans were $184 million in 2014, $178 million in 2013 and $155 million in 2012. The contribution rate varies primarily based on the company’s performance in the prior year and employee participation in the plans.

8. INCOME TAXES

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2014	2013	2012

Current:
U.S.:
Federal	$1,217	$1,405	$1,277
State	126	145	119
Foreign	564	569	355
Total current	1,907	2,119	1,751
Deferred:
U.S.:
Federal	(189)	(117)	(76)
State	(11)	(11)	(7)
Foreign	(80)	(45)	(9)
Total deferred	(280)	(173)	(92)
Provision for income taxes	$1,627	$1,946	$1,659

Based upon the location of the company’s operations, the consolidated income before income taxes in the U.S. in 2014, 2013 and 2012 was $3,219 million, $4,124 million and $3,582 million, respectively, and in foreign countries was $1,578 million, $1,359 million and $1,152 million, respectively. Certain foreign operations are branches of Deere & Company and are subject to U.S. as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are not directly related.

A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:

	2014	2013	2012

U.S. federal income tax provision at a statutory rate of 35 percent	$1,679	$1,919	$1,657
Increase (decrease) resulting from:
State and local income taxes, net of federal income tax benefit	75	87	73
German branch deferred tax write-off		56
Nontaxable foreign partnership (earnings) losses	(305)	43	(172)
Nondeductible impairment charges	32	29	6
Research and business tax credits	(99)	(56)	(10)
Tax rates on foreign earnings	(71)	(34)	(69)
Valuation allowance on foreign deferred taxes	363	(14)	200
Other-net	(47)	(84)	(26)
Provision for income taxes	$1,627	$1,946	$1,659

At October 31, 2014, accumulated earnings in certain subsidiaries outside the U.S. totaled $4,677 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested outside the U.S. indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. At October 31, 2014, the amount of cash and cash equivalents and marketable securities held by these foreign subsidiaries was $1,025 million.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

	2014		2013
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Other postretirement benefit liabilities	$1,968		$1,777
Tax over book depreciation		$542		$582
Accrual for sales allowances	654		602
Lease transactions		404		424
Tax loss and tax credit carryforwards	514		371
Accrual for employee benefits	229		234
Pension liability - net	160
Pension asset - net				137
Share-based compensation	145		142
Inventory	22		161
Goodwill and other intangible assets		89		100
Allowance for credit losses	73		69
Deferred gains on distributed foreign earnings	32		26
Deferred compensation	47		44
Undistributed foreign earnings		26		26
Other items	586	116	419	157
Less valuation allowances	(637)		(254)
Deferred income tax assets and liabilities	$3,793	$1,177	$3,591	$1,426

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned financial services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

At October 31, 2014, certain tax loss and tax credit carryforwards of $514 million, of which $101 million are capital losses, were available with $207 million expiring from 2015 through 2034 and $307 million with an indefinite carryforward period.

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

A reconciliation of the total amounts of unrecognized tax benefits at October 31 in millions of dollars follows:

	2014	2013	2012

Beginning of year balance	$272	$265	$199
Increases to tax positions taken during the current year	28	30	46
Increases to tax positions taken during prior years	20	24	54
Decreases to tax positions taken during prior years	(84)	(51)	(14)
Decreases due to lapse of statute of limitations	(4)	(5)	(9)
Foreign exchange	(19)	9	(11)
End of year balance	$213	$272	$265

The amount of unrecognized tax benefits at October 31, 2014 that would affect the effective tax rate if the tax benefits were recognized was $71 million. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

The company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed the examination of the company’s federal income tax returns for periods prior to 2009. The years 2009 through 2012 federal income tax returns are currently under examination. Various state and foreign income tax returns, including major tax jurisdictions in Canada and Germany, also remain subject to examination by taxing authorities.

The company’s policy is to recognize interest related to income taxes in interest expense and interest income, and recognize penalties in selling, administrative and general expenses. During 2014, 2013 and 2012, the total amount of expense from interest and penalties was $11 million, $9 million and $6 million and the interest income was $4 million, $4 million and $1 million, respectively. At October 31, 2014 and 2013, the liability for accrued interest and penalties totaled $54 million and $49 million and the receivable for interest was $2 million and $2 million, respectively.

9. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following in millions of dollars:

	2014	2013	2012

Other income
Insurance premiums and fees earned	$297	$252	$248
Revenues from services	276	256	233
Investment income	17	15	14
Other	234	159	180
Total	$824	$682	$675

Other operating expenses
Depreciation of equipment on operating leases	$494	$389	$339
Insurance claims and expenses	324	204	245
Cost of services	151	143	122
Other	124	85	76
Total	$1,093	$821	$782

The company issues insurance policies for crop insurance and extended equipment warranties. The crop insurance subsidiary utilizes reinsurance to limit its losses and reduce its exposure to claims. Although reinsurance contracts permit recovery of certain claims from reinsurers, the insurance subsidiary is not relieved of its primary obligation to the policyholders. The premiums ceded by the crop insurance subsidiary in 2014, 2013 and 2012 were $288 million, $337 million and $251 million, and claims recoveries on the ceded business were $304 million, $294 million and $493 million, respectively. The amounts from reinsurance are netted against the insurance premiums and fees earned and the insurance claims and expenses in the table above.

10. UNCONSOLIDATED AFFILIATED COMPANIES

Unconsolidated affiliated companies are companies in which Deere & Company generally owns 20 percent to 50 percent of the outstanding voting shares. Deere & Company does not control these companies and accounts for its investments in them on the equity basis. The investments in these companies primarily consist of Bell Equipment Limited (32 percent ownership), Deere-Hitachi Construction Machinery Corporation (50 percent ownership), Ashok Leyland John Deere Construction Equipment Company Private Limited (50 percent ownership), Deere-Hitachi Maquinas de Construcao do Brasil S.A. (50 percent ownership) and John Deere Landscapes, LLC (38 percent ownership). The unconsolidated affiliated companies primarily manufacture or market equipment and landscapes products. Deere & Company’s share of the income or loss of these companies is reported in the consolidated income statement under “Equity in income (loss) of unconsolidated affiliates.” The investment in these companies is reported in the consolidated balance sheet under “Investments in unconsolidated affiliates.”

Combined financial information of the unconsolidated affiliated companies in millions of dollars follows:

Operations	2014	2013	2012

Sales	$3,082	$2,299	$2,722
Net income (loss)	1	10	(1)
Deere & Company’s equity in net income (loss)	(8)		(3)

Financial Position		2014	2013

Total assets		$2,101	$1,566
Total external borrowings		648	550
Total net assets		842	547
Deere & Company’s share of the net assets		303	221

Consolidated retained earnings at October 31, 2014 include undistributed earnings of the unconsolidated affiliates of $152 million. Dividends from unconsolidated affiliates were $1 million in 2014, $10 million in 2013 and $.2 million in 2012.

11. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale, with unrealized gains and losses shown as a component of stockholders’ equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities at October 31 in millions of dollars follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2014
Equity fund	$39	$6		$45
Fixed income fund	10			10
U.S. government debt securities	806	3	$1	808
Municipal debt securities	31	3		34
Corporate debt securities	167	7	2	172
Mortgage-backed securities*	145	3	2	146
Marketable securities	$1,198	$22	$5	$1,215
2013
Equity fund	$18	$2		$20
U.S. government debt securities	1,309	5	$2	1,312
Municipal debt securities	34	2		36
Corporate debt securities	135	6	3	138
Mortgage-backed securities*	121	2	4	119
Marketable securities	$1,617	$17	$9	$1,625

* Primarily issued by U.S. government sponsored enterprises.

The contractual maturities of debt securities at October 31, 2014 in millions of dollars follow:

	Amortized Cost	Fair Value

Due in one year or less	$722	$723
Due after one through five years	90	93
Due after five through 10 years	140	143
Due after 10 years	52	55
Mortgage-backed securities	145	146
Debt securities	$1,149	$1,160

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity. Proceeds from the sales of available-for-sale securities were $6 million in 2014, $7 million in 2013 and $7 million in 2012. Realized gains, realized losses, the increase (decrease) in net unrealized gains or losses and unrealized losses that have been continuous for over twelve months were not significant in 2014, 2013 and 2012. Unrealized losses at October 31, 2014 and 2013 were primarily the result of an increase in interest rates and were not recognized in income due to the ability and intent to hold to maturity. There were no impairment write-downs in the periods reported.

12. RECEIVABLES

Trade Accounts and Notes Receivable

Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

	2014	2013

Trade accounts and notes:
Agriculture and turf	$2,633	$3,127
Construction and forestry	645	631
Trade accounts and notes receivable–net	$3,278	$3,758

At October 31, 2014 and 2013, dealer notes included in the previous table were $61 million and $75 million, and the allowance for credit losses was $55 million and $67 million, respectively.

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

Financing Receivables

Financing receivables at October 31 consisted of the following in millions of dollars:

	2014		2013
	Unrestricted/Securitized		Unrestricted/Securitized

Retail notes:
Equipment:
Agriculture and turf	$16,970	$3,975	$16,209	$3,602
Construction and forestry	1,951	697	1,449	607
Total	18,921	4,672	17,658	4,209
Wholesale notes	5,390		4,802
Revolving charge accounts	2,603		2,593
Financing leases (direct and sales-type)	1,558		1,513
Operating loans			32
Total financing receivables	28,472	4,672	26,598	4,209
Less:
Unearned finance income:
Equipment notes	753	56	665	42
Financing leases	136		141
Total	889	56	806	42
Allowance for credit losses	161	14	159	14
Financing receivables – net	$27,422	$4,602	$25,633	$4,153

The residual values for investments in financing leases at October 31, 2014 and 2013 totaled $112 million and $94 million, respectively.

Financing receivables have significant concentrations of credit risk in the agriculture and turf sector and construction and forestry sector as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The company generally retains as collateral a security interest in the equipment associated with retail notes, wholesale notes and financing leases.

Financing receivables at October 31 related to the company’s sales of equipment that were included in the table above consisted of the following in millions of dollars:

	2014	2013
	Unrestricted	Unrestricted

Retail notes*:
Equipment:
Agriculture and turf	$2,125	$2,042
Construction and forestry	403	364
Total	2,528	2,406
Wholesale notes	5,390	4,802
Sales-type leases	844	826
Total	$8,762	$8,034

*   These retail notes generally arise from sales of equipment by company-owned dealers or through direct sales.

(continued)

	2014	2013
	Unrestricted	Unrestricted

Less:
Unearned finance income:
Equipment notes	$212	$191
Sales-type leases	57	58
Total	269	249
Financing receivables related to the company’s sales of equipment	$8,493	$7,785

Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

	2014		2013
	Unrestricted/Securitized		Unrestricted/Securitized

Due in months:
0 – 12	$14,357	$1,878	$13,343	$1,663
13 – 24	5,254	1,331	4,879	1,177
25 – 36	4,053	880	3,750	808
37 – 48	2,819	457	2,620	422
49 – 60	1,575	120	1,610	130
Thereafter	414	6	396	9
Total	$28,472	$4,672	$26,598	$4,209

The maximum terms for retail notes are generally seven years for agriculture and turf equipment and five years for construction and forestry equipment. The maximum term for financing leases is generally five years, while the average term for wholesale notes is less than twelve months.

At October 31, 2014 and 2013, the unpaid balances of receivables administered but not owned were $54 million and $82 million, respectively. At October 31, 2014 and 2013, worldwide financing receivables administered, which include financing receivables administered but not owned, totaled $32,078 million and $29,868 million, respectively.

Past due balances of financing receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing financing receivables represent loans for which the company has ceased accruing finance income. These receivables are generally 120 days delinquent and the estimated uncollectible amount, after charging the dealer’s withholding account, has been written off to the allowance for credit losses. Finance income for non-performing receivables is recognized on a cash basis. Accrual of finance income is generally resumed when the receivable becomes contractually current and collections are reasonably assured.

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables at October 31, 2014 follows in millions of dollars:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due

Retail Notes:
Agriculture and turf	$93	$34	$28	$155
Construction and forestry	54	16	7	77
Other:
Agriculture and turf	23	12	2	37
Construction and forestry	12	3	4	19
Total	$182	$65	$41	$288

		Total		Total
	Total	Non-		Financing
	Past Due	Performing	Current	Receivables

Retail Notes:
Agriculture and turf	$155	$107	$19,966	$20,228
Construction and forestry	77	17	2,462	2,556
Other:
Agriculture and turf	37	15	8,208	8,260
Construction and forestry	19	2	1,134	1,155
Total	$288	$141	$31,770	32,199
Less allowance for credit losses				175
Total financing receivables - net				$32,024

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables at October 31, 2013 follows in millions of dollars:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due

Retail Notes:
Agriculture and turf	$75	$26	$20	$121
Construction and forestry	39	14	9	62
Other:
Agriculture and turf	28	9	5	42
Construction and forestry	12	4	3	19
Total	$154	$53	$37	$244

(continued)

		Total		Total
	Total	Non-		Financing
	Past Due	Performing	Current	Receivables

Retail Notes:
Agriculture and turf	$121	$102	$18,942	$19,165
Construction and forestry	62	12	1,921	1,995
Other:
Agriculture and turf	42	13	7,613	7,668
Construction and forestry	19	3	1,109	1,131
Total	$244	$130	$29,585	29,959
Less allowance for credit losses				173
Total financing receivables - net				$29,786

An analysis of the allowance for credit losses and investment in financing receivables follows in millions of dollars:

		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total

2014
Allowance:
Beginning of year balance	$101	$41	$31	$173
Provision	18	11	2	31
Write-offs	(16)	(26)	(7)	(49)
Recoveries	11	15		26
Translation adjustments	(5)		(1)	(6)
End of year balance*	$109	$41	$25	$175
Financing receivables:
End of year balance	$22,784	$2,603	$6,812	$32,199
Balance individually evaluated	$26		$1	$27

*   Individual allowances were not significant.

2013
Allowance:
Beginning of year balance	$110	$40	$27	$177
Provision (credit)	(2)	5	7	10
Write-offs	(11)	(21)	(3)	(35)
Recoveries	9	17	1	27
Translation adjustments	(5)		(1)	(6)
End of year balance*	$101	$41	$31	$173
Financing receivables:
End of year balance	$21,160	$2,593	$6,206	$29,959
Balance individually evaluated	$21		$33	$54

*   Individual allowances were not significant.

(continued)

		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total

2012
Allowance:
Beginning of year balance	$130	$40	$27	$197
Provision (credit)	(12)	8	3	(1)
Write-offs	(8)	(30)	(4)	(42)
Recoveries	10	22	1	33
Translation adjustments	(10)			(10)
End of year balance*	$110	$40	$27	$177
Financing receivables:
End of year balance	$18,251	$2,488	$5,215	$25,954
Balance individually evaluated	$11	$1	$1	$13

*   Individual allowances were not significant.

Past-due amounts over 30 days represented .90 percent and .82 percent of the receivables financed at October 31, 2014 and 2013, respectively. The allowance for credit losses represented .54 percent and .58 percent of financing receivables outstanding at October 31, 2014 and 2013, respectively. In addition, at October 31, 2014 and 2013, the company’s financial services operations had $196 million and $197 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses.

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

An analysis of the impaired financing receivables at October 31 follows in millions of dollars:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
2014*
Receivables with specific allowance***	$9	$9	$2	$10
Receivables without a specific allowance***	6	6		7
Total	$15	$15	$2	$17
Agriculture and turf	$12	$12	$2	$13
Construction and forestry	$3	$3		$4

(continued)

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
2013*
Receivables with specific allowance**	$18	$18	$4	$19
Receivables without a specific allowance***	8	8		8
Total	$26	$26	$4	$27
Agriculture and turf	$23	$23	$4	$24
Construction and forestry	$3	$3		$3

*   Finance income recognized was not material.

**  Primarily operating loans and retail notes.

*** Primarily retail notes.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2014, 2013 and 2012, the company identified 66, 92 and 138 financing receivable contracts, primarily operating loans and retail notes, as troubled debt restructurings with aggregate balances of $3 million, $16 million and $5 million pre-modification and $2 million, $15 million and $4 million post-modification, respectively. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At October 31, 2014, the company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

Other Receivables

Other receivables at October 31 consisted of the following in millions of dollars:

	2014	2013
Taxes receivable	$697	$868
Reinsurance receivables	502	351
Insurance premium receivables	23	24
Other	278	221
Other receivables	$1,500	$1,464

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

In certain securitizations, the company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $3,011 million and $2,626 million at October 31, 2014 and 2013, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,942 million and $2,547 million at October 31, 2014 and 2013, respectively. The credit holders of these SPEs do not have legal recourse to the company’s general credit.

In certain securitizations, the company transfers retail notes to a non-VIE banking operation, which is not consolidated since the company does not have a controlling interest in the entity. The company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $368 million and $353 million at October 31, 2014 and 2013, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $351 million and $338 million at October 31, 2014 and 2013, respectively.

In certain securitizations, the company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,331 million and $1,274 million at October 31, 2014 and 2013, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,267 million and $1,225 million at October 31, 2014 and 2013, respectively.

The company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows at October 31 in millions of dollars:

2014
Carrying value of liabilities	$1,267
Maximum exposure to loss	1,331

The total assets of unconsolidated VIEs related to securitizations were approximately $40 billion at October 31, 2014.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows in millions of dollars:

	2014	2013
Financing receivables securitized (retail notes)	$4,616	$4,167
Allowance for credit losses	(14)	(14)
Other assets	108	100
Total restricted securitized assets	$4,710	$4,253

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows in millions of dollars:

	2014	2013
Short-term securitization borrowings	$4,559	$4,109
Accrued interest on borrowings	1	1
Total liabilities related to restricted securitized assets	$4,560	$4,110

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2014, the maximum remaining term of all securitized retail notes was approximately six years.

14. EQUIPMENT ON OPERATING LEASES

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from four to 60 months. Net equipment on operating leases totaled $4,016 million and $3,152 million at October 31, 2014 and 2013, respectively. The equipment is depreciated on a straight-line basis over the terms of the lease. The accumulated depreciation on this equipment was $634 million and $545 million at October 31, 2014 and 2013, respectively. The corresponding depreciation expense was $494 million in 2014, $389 million in 2013 and $339 million in 2012.

Future payments to be received on operating leases totaled $1,553 million at October 31, 2014 and are scheduled in millions of dollars as follows: 2015 – $635, 2016 – $448, 2017 – $280, 2018 – $155 and 2019 – $35.

15. INVENTORIES

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the “first-in, first-out” (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 65 percent and 63 percent of worldwide gross inventories at FIFO value at October 31, 2014 and 2013 respectively. The pretax favorable income effect from the liquidation of LIFO inventory during 2014 was approximately $13 million. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

	2014	2013

Raw materials and supplies	$1,724	$1,954
Work-in-process	654	753
Finished goods and parts	3,360	3,757
Total FIFO value	5,738	6,464
Less adjustment to LIFO value	1,528	1,529
Inventories	$4,210	$4,935

16. PROPERTY AND DEPRECIATION

A summary of property and equipment at October 31 in millions of dollars follows:

	Useful Lives* (Years)	2014	2013
Equipment Operations
Land		$120	$123
Buildings and building equipment	23	3,037	2,875
Machinery and equipment	11	5,089	4,931
Dies, patterns, tools, etc.	8	1,552	1,492
All other	5	889	866
Construction in progress		530	728
Total at cost		11,217	11,015
Less accumulated depreciation		5,694	5,606
Total		5,523	5,409
Financial Services
Land		4	4
Buildings and building equipment	27	71	71
All other	6	37	36
Total at cost		112	111
Less accumulated depreciation		57	53
Total		55	58
Property and equipment-net		$5,578	$5,467

*   Weighted-averages

Total property and equipment additions in 2014, 2013 and 2012 were $1,016 million, $1,158 million and $1,376 million and depreciation was $696 million, $637 million and $555 million, respectively. Capitalized interest was $6 million, $13 million and $7 million in the same periods, respectively. The cost of leased property and equipment under capital leases of $36 million and $58 million and accumulated depreciation of $15 million and $29 million at October 31, 2014 and 2013, respectively, is included in property and equipment.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, classified as “Other Assets” at October 31, 2014 and 2013 were $912 million and $778 million, less accumulated amortization of $656 million and $584 million, respectively. Amortization of these software costs was $106 million in 2014, $93 million in 2013 and $89 million in 2012. The cost of leased software assets under capital leases amounting to $77 million and $46 million at October 31, 2014 and 2013, respectively, is included in other assets.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company’s consolidated financial statements.

17. GOODWILL AND OTHER INTANGIBLE ASSETS-NET

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and	and
	Turf	Forestry	Total
Balance at October 31, 2012	$686	$584	$1,270
Less accumulated impairment losses	349		349
Net balance	337	584	921
Reclassification to assets held for sale**	(395)		(395)
Acquisition*	13		13
Translation adjustments and other	(2)	19	17
Balance at October 31, 2013	302	603	905
Less accumulated impairment losses**	60		60
Net balance	242	603	845
Divestiture***	(60)		(60)
Translation adjustments and other	(7)	(47)	(54)
Balance at October 31, 2014	235	556	791
Less accumulated impairment losses***
Goodwill	$235	$556	$791

*     See Note 4.

**    Accumulated impairment losses were also reduced by $289 million related to Landscapes reclassification to held for sale (see Note 4).

***  Accumulated impairment losses were also reduced by $60 million related to the sale of the Water operations (see Note 4).

The components of other intangible assets are as follows in millions of dollars:

	Useful Lives* (Years)	2014	2013
Amortized intangible assets:
Customer lists and relationships	15	$20	$20
Technology, patents, trademarks and other	19	90	88
Total at cost		110	108
Less accumulated amortization**		45	35
Total		65	73
Unamortized intangible assets:
Licenses		4	4
Other intangible assets-net		$69	$77

*               Weighted-averages

**           Accumulated amortization at 2014 and 2013 for customer lists and relationships was $9 million and $8 million and technology, patents, trademarks and other was $36 million and $27 million, respectively.

Other intangible assets are stated at cost less accumulated amortization. The amortization of other intangible assets in 2014, 2013 and 2012 was $11 million, $22 million and $21 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: 2015 - $10, 2016 - $9, 2017 - $9, 2018 – $5 and 2019 - $5.

18. TOTAL SHORT-TERM BORROWINGS

Total short-term borrowings at October 31 consisted of the following in millions of dollars:

	2014	2013

Equipment Operations
Commercial paper	$45
Notes payable to banks	146	$259
Long-term borrowings due within one year	243	821
Total	434	1,080
Financial Services
Commercial paper	2,588	3,162
Notes payable to banks	267	139
Long-term borrowings due within one year*	4,730	4,408
Total	7,585	7,709
Short-term borrowings	8,019	8,789
Financial Services
Short-term securitization borrowings	4,559	4,109
Total short-term borrowings	$12,578	$12,898

* Includes unamortized fair value adjustments related to interest rate swaps.

The short-term securitization borrowings for financial services are secured by financing receivables (retail notes) on the balance sheet (see Note 13). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $4,559 million at October 31, 2014 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2015 - $2,383, 2016 - $1,342, 2017 - $636, 2018 - $176, 2019 - $21 and 2020 - $1.

The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2014 and 2013 were 1.0 percent and .8 percent, respectively.

Lines of credit available from U.S. and foreign banks were $6,413 million at October 31, 2014. At October 31, 2014, $3,367 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the above lines of credit were long-term credit facility agreements for $2,500 million, expiring in April 2018, and $2,500 million, expiring in April 2019. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2014 was $10,115 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $18,785 million at October 31, 2014. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

19.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:

	2014	2013

Equipment Operations
Accounts payable:
Trade payables	$1,661	$2,174
Dividends payable	210	192
Other	208	197
Accrued expenses:
Dealer sales discounts	1,551	1,491
Employee benefits	1,350	1,408
Product warranties	809	822
Unearned revenue	355	368
Other	1,374	1,339

Total	7,518	7,991

Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	196	197
Other	468	368
Accrued expenses:
Unearned revenue	647	551
Accrued interest	103	130
Employee benefits	87	86
Insurance claims reserve*	247	197
Other	279	321

Total	2,027	1,850

Eliminations**	991	867

Accounts payable and accrued expenses	$8,554	$8,974

*	See Note 9.
**	Primarily trade receivable valuation accounts which are reclassified as accrued expenses by the equipment operations as a result of their trade receivables being sold to financial services.

20. LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

	2014	2013

Equipment Operations
Notes and debentures:
4.375% notes due 2019	$750	$750
8-1/2% debentures due 2022	105	105
2.60% notes due 2022	1,000	1,000
6.55% debentures due 2028	200	200
5.375% notes due 2029	500	500
8.10% debentures due 2030	250	250
7.125% notes due 2031	300	300
3.90% notes due 2042	1,250	1,250
Other notes	288	516

Total	$4,643	$4,871

(continued)

	2014		2013

Financial Services
Notes and debentures:
Medium-term notes due 2015 – 2024: (principal $17,939 - 2014, $15,055 - 2013) Average interest rates of 1.2% – 2014 and 2013	$18,141	*	$15,316	*
2.75% senior note due 2022: ($500 principal) Swapped $500 to variable interest rate of .9% – 2014 and 2013	498	*	491	*
Other notes	1,099		900

Total	19,738		16,707

Long-term borrowings**	$24,381		$21,578

*	Includes unamortized fair value adjustments related to interest rate swaps.
**	All interest rates are as of year end.

The approximate principal amounts of the equipment operations’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2015 – $243, 2016 – $197, 2017 – $73, 2018 – $24 and 2019 – $751. The approximate principal amounts of the financial services’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2015 – $4,724, 2016 – $5,220, 2017 – $4,279, 2018 – $3,432 and 2019 – $2,949.

21. LEASES

At October 31, 2014, future minimum lease payments under capital leases amounted to $87 million as follows: 2015 – $39, 2016 – $32, 2017 – $10, 2018 – $3, 2019 – $1, and later years $2. Total rental expense for operating leases was $205 million in 2014, $237 million in 2013 and $215 million in 2012. At October 31, 2014, future minimum lease payments under operating leases amounted to $371 million as follows: 2015 – $121, 2016 – $79, 2017 – $55, 2018 – $38, 2019 – $32, and later years $46.

22. COMMITMENTS AND CONTINGENCIES

The company generally determines its warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for the company’s extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) included in the following table totaled $425 million and $342 million at October 31, 2014 and 2013, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Warranty Liability/ Unearned Premiums

	2014	2013

Beginning of year balance	$1,164	$1,025
Payments	(792)	(736)
Amortization of premiums received	(142)	(120)
Accruals for warranties	797	821
Premiums received	228	170
Foreign exchange	(21)	4

End of year balance	$1,234	$1,164

At October 31, 2014, the company had approximately $210 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2014, the company had accrued losses of approximately $7 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2014 was approximately six years.

At October 31, 2014, the company had commitments of approximately $237 million for the construction and acquisition of property and equipment. At October 31, 2014, the company also had pledged or restricted assets of $102 million, primarily as collateral for borrowings and restricted other assets. In addition, see Note 13 for restricted assets associated with borrowings related to securitizations.

The company also had other miscellaneous contingencies totaling approximately $70 million at October 31, 2014, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at October 31, 2014.

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

23. CAPITAL STOCK

Changes in the common stock account in millions were as follows:

	Number of Shares Issued	Amount

Balance at October 31, 2011	536.4	$3,252
Stock options and other		100

Balance at October 31, 2012	536.4	3,352
Stock options and other		172

Balance at October 31, 2013	536.4	3,524
Stock options and other		151

Balance at October 31, 2014	536.4	$3,675

The number of common shares the company is authorized to issue is 1,200 million. The number of authorized preferred shares, none of which has been issued, is nine million.

The Board of Directors at its meeting in December 2013 authorized the repurchase of up to $8,000 million of additional common stock (93.5 million shares based on the October 31, 2014 closing common stock price of $85.54 per share). At October 31, 2014, this repurchase program had $6,230 million (72.8 million shares at the same price) remaining to be repurchased. Repurchases of the company’s common stock under this plan will be made from time to time, at the company’s discretion, in the open market.

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	2014	2013	2012

Net income attributable to Deere & Company	$3,161.7	$3,537.3	$3,064.7
Less income allocable to participating securities	1.0	.9	.8

Income allocable to common stock	$3,160.7	$3,536.4	$3,063.9

Average shares outstanding	363.0	385.3	397.1

Basic per share	$8.71	$9.18	$7.72

Average shares outstanding	363.0	385.3	397.1
Effect of dilutive stock options	3.1	3.9	4.4

Total potential shares outstanding	366.1	389.2	401.5
Diluted per share	$8.63	$9.09	$7.63

All stock options outstanding were included in the computation during 2014, 2013 and 2012, except 2.4 million options in 2014, 2.4 million in 2013 and 1.8 million in 2012 that had an antidilutive effect under the treasury stock method.

24. STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock awards to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Options expire ten years after the date of grant. Restricted stock awards generally vest after three years. The compensation cost for stock options, service based restricted stock units and market/service based restricted stock units, which is based on the fair value at the grant date, is recognized on a straight-line basis over the requisite period the employee is required to render service. The compensation cost for performance/service based units, which is based on the fair value at the grant date, is recognized over the employees’ requisite service period and periodically adjusted for the probable number of shares to be awarded. According to these plans at October 31, 2014, the company is authorized to grant an additional 7.2 million shares related to stock options or restricted stock.

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

The assumptions used for the binomial lattice model to determine the fair value of options follow:

	2014	2013	2012

Risk-free interest rate	.03% - 2.9%	.04% - 1.7%	.01% - 2.0%
Expected dividends	2.3%	2.3%	1.9%
Expected volatility	25.9% - 32.0%	26.6% - 32.5%	34.1% - 41.9%
Weighted-average volatility	31.9%	32.4%	33.6%
Expected term (in years)	7.3 - 7.4	7.3 - 7.9	6.8 - 7.8

Stock option activity at October 31, 2014 and changes during 2014 in millions of dollars and shares follow:

	Shares	Exercise Price*	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at beginning of year	15.7	$64.82
Granted	2.4	87.46
Exercised	(3.0)	48.53
Expired or forfeited	(.2)	85.99

Outstanding at end of year	14.9	71.64	6.06	$218.4

Exercisable at end of year	9.0	67.02	5.21	171.5

* Weighted-averages

The weighted-average grant-date fair values of options granted during 2014, 2013 and 2012 were $24.74, $23.73 and $22.51, respectively. The total intrinsic values of options exercised during 2014, 2013 and 2012 were $125 million, $183 million and $88 million, respectively. During 2014, 2013 and 2012, cash received from stock option exercises was $149 million, $175 million and $61 million with tax benefits of $46 million, $68 million and $33 million, respectively.

The company granted 236 thousand, 254 thousand and 266 thousand restricted stock units to employees and nonemployee directors in 2014, 2013 and 2012, of which 102 thousand, 110 thousand and 122 thousand are subject to service based only conditions, 67 thousand, 72 thousand and 72 thousand are subject to performance/service based conditions, 67 thousand, 72 thousand and 72 thousand are subject to market/service based conditions, respectively. The service based only units award one share of common stock for each unit at the end of the vesting period and include dividend equivalent payments.

The performance/service based units are subject to a performance metric based on the company’s compound annual revenue growth rate, compared to a benchmark group of companies over the vesting period. The market/service based units are subject to a market related metric based on total shareholder return, compared to the same benchmark group of companies over the vesting period. The performance/service based units and the market/service based units both award common stock in a range of zero to 200 percent for each unit granted based on the level of the metric achieved and do not include dividend equivalent payments over the vesting period. The weighted-average fair values of the service based only units at the grant dates during 2014, 2013 and 2012 were $87.16, $86.88 and $75.27 per unit, respectively, based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date during 2014, 2013 and 2012 were $81.53, $80.73 and $70.14 per unit, respectively, based on the market price of a share of underlying common stock excluding dividends. The fair value of the market/service based units at the grant date during 2014, 2013 and 2012 were $116.86, $106.75 and $92.85 per unit, respectively, based on a lattice valuation model excluding dividends.

The company’s nonvested restricted shares at October 31, 2014 and changes during 2014 in millions of shares follow:

	Shares	Grant-Date Fair Value*
Service based only
Nonvested at beginning of year	.3	$81.00
Granted	.1	87.16
Vested	(.1)	81.67

Nonvested at end of year	.3	83.00

Performance/service and market/service based
Nonvested at beginning of year	.4	$88.86
Granted	.1	99.20
Vested	(.1)	76.17
Performance change	.1	76.17
Expired or forfeited	(.1)	107.10

Nonvested at end of year	.4	91.30

* Weighted-averages

During 2014, 2013 and 2012, the total share-based compensation expense was $79 million, $81 million and $75 million, respectively, with recognized income tax benefits of $29 million, $30 million and $28 million, respectively. At October 31, 2014, there was $44 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to nonvested shares. This compensation is expected to be recognized over a weighted-average period of approximately two years. The total grant-date fair values of stock options and restricted shares vested during 2014, 2013 and 2012 were $69 million, $68 million and $76 million, respectively.

The company currently uses shares that have been repurchased through its stock repurchase programs to satisfy share option exercises. At October 31, 2014, the company had 191 million shares in treasury stock and 73 million shares remaining to be repurchased under its current publicly announced repurchase program (see Note 23).

25. OTHER COMPREHENSIVE INCOME ITEMS

The after-tax changes in accumulated other comprehensive income at October 31 in millions of dollars follow:

			Unrealized	Unrealized	Total
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Accumulated Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Investments	Income (Loss)
2011	$(4,135)	$454	$(9)	$12	$(3,678)
Period Change	(624)	(270)	(5)	5	(894)
2012	(4,759)	184	(14)	17	(4,572)
Period Change	1,950	(71)	11	(11)	1,879
2013	(2,809)	113	(3)	6	(2,693)
Period Change	(684)	(416)	3	7	(1,090)
2014	$(3,493)	$(303)		$13	$(3,783)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2014
Cumulative translation adjustment:
Unrealized (loss) on translation adjustment	$(427)	$2	$(425)
Reclassification of loss to Other operating expenses*	9		9
Net unrealized (loss) on translation adjustment	(418)	2	(416)
Unrealized gain (loss) on derivatives:
Unrealized hedging (loss)	(14)	5	(9)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	13	(5)	8
Foreign exchange contracts – Other operating expenses	6	(2)	4
Net unrealized gain on derivatives	5	(2)	3
Unrealized gain (loss) on investments:
Unrealized holding gain	10	(3)	7
Net unrealized gain on investments	10	(3)	7
Retirement benefits adjustment:
Pensions
Net actuarial (loss)	(940)	343	(597)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income:**
Actuarial loss	177	(64)	113
Prior service cost	25	(9)	16
Settlements/curtailments	9	(3)	6

(continued)

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Health care and life insurance
Net actuarial (loss) and prior service credit	$(378)	$138	$(240)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income:**
Actuarial loss	33	(12)	21
Prior service (credit)	(3)	1	(2)
Settlements/curtailments	(1)		(1)
Net unrealized (loss) on retirement benefits adjustment	(1,078)	394	(684)
Total other comprehensive income (loss)	$(1,481)	$391	$(1,090)

*          Represents the accumulated translation adjustments related to the foreign subsidiaries of the Water operations that were sold (see Note 4).

**      These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

2013
Cumulative translation adjustment	$(74)	$3	$(71)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain	43	(14)	29
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	22	(8)	14
Foreign exchange contracts – Other operating expenses	(49)	17	(32)
Net unrealized gain on derivatives	16	(5)	11
Unrealized gain (loss) on investments:
Unrealized holding (loss)	(17)	6	(11)
Net unrealized (loss) on investments	(17)	6	(11)
Retirement benefits adjustment:
Pensions
Net actuarial gain and prior service credit	1,507	(552)	955
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income:*
Actuarial loss	265	(101)	164
Prior service cost	12	(6)	6
Settlements/curtailments	2		2
Health care and life insurance
Net actuarial gain and prior service credit	1,167	(426)	741
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income:*
Actuarial loss	141	(54)	87
Prior service (credit)	(8)	3	(5)
Net unrealized gain on retirement benefits adjustment	3,086	(1,136)	1,950
Total other comprehensive income (loss)	$3,011	$(1,132)	$1,879

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
2012
Cumulative translation adjustment	$(272)	$2	$(270)
Unrealized gain (loss) on derivatives:
Unrealized hedging (loss)	(61)	21	(40)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	16	(6)	10
Foreign exchange contracts – Other operating expenses	38	(13)	25
Net unrealized (loss) on derivatives	(7)	2	(5)
Unrealized gain (loss) on investments:
Unrealized holding gain	7	(2)	5
Net unrealized gain on investments	7	(2)	5
Retirement benefits adjustment:
Pensions
Net actuarial (loss) and prior service (cost)	(1,004)	359	(645)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income:*
Actuarial loss	202	(73)	129
Prior service cost	47	(17)	30
Settlements/curtailments	10	(2)	8
Health care and life insurance
Net actuarial (loss) and prior service (cost)	(337)	118	(219)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income:*
Actuarial loss	136	(54)	82
Prior service (credit)	(15)	6	(9)
Net unrealized (loss) on retirement benefits adjustment	(961)	337	(624)
Total other comprehensive income (loss)	$(1,233)	$339	$(894)

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

The noncontrolling interests’ comprehensive income was $1.3 million in 2014, $.4 million in 2013 and $6.6 million in 2012, which consisted of net income of $1.6 million in 2014, $.3 million in 2013 and $6.9 million in 2012 and cumulative translation adjustments of $(.3) million in 2014, $.1 million in 2013 and $(.3) million in 2012.

26. FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values at October 31 in millions of dollars follow:

	2014		2013
	Carrying	Fair	Carrying	Fair
	Value	Value*	Value	Value*
Financing receivables – net	$27,422	$27,337	$25,633	$25,572

Financing receivables securitized – net	$4,602	$4,573	$4,153	$4,124

Short-term securitization borrowings	$4,559	$4,562	$4,109	$4,113

Long-term borrowings due within one year:
Equipment operations	$243	$233	$821	$837
Financial services	4,730	4,743	4,408	4,441
Total	$4,973	$4,976	$5,229	$5,278
Long-term borrowings:
Equipment operations	$4,643	$5,095	$4,871	$5,141
Financial services	19,738	19,886	16,707	16,887
Total	$24,381	$24,981	$21,578	$22,028

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

Assets and liabilities measured at October 31 at fair value on a recurring basis in millions of dollars follow:

	2014*	2013*
Marketable securities
Equity fund	$45	$20
Fixed income fund	10
U.S. government debt securities	808	1,312
Municipal debt securities	34	36
Corporate debt securities	172	138
Mortgage-backed securities**	146	119
Total marketable securities	1,215	1,625
Other assets Derivatives:
Interest rate contracts	319	347
Foreign exchange contracts	18	32
Cross-currency interest rate contracts	16	15
Total assets***	$1,568	$2,019
Accounts payable and accrued expenses Derivatives:
Interest rate contracts	$81	$120
Foreign exchange contracts	29	42
Cross-currency interest rate contracts		17
Total liabilities	$110	$179

*

All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $741 million and $1,247 million at October 31, 2014 and 2013, respectively, and the equity fund of $45 million and $20 million at October 31, 2014 and 2013, respectively, and the fixed income fund of $10 million at October 31, 2014. There were no transfers between Level 1 and Level 2 during 2014, 2013 and 2012.

**	Primarily issued by U.S. government sponsored enterprises.
***	Excluded from this table were cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, nonrecurring, Level 3 measurements from impairments at October 31 in millions of dollars follow:

	Fair Value*		Losses*
	2014	2013	2014	2013	2012
Property and equipment – net	$53	$36	$44	$48
Goodwill					$33
Other intangible assets – net				$9
Other assets	$15		$16
Assets held for sale – Water operations			$36

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

Other Assets — The impairments are measured at the lower of the carrying amount, or fair value. The valuations were based on a market approach. The inputs include sales of comparable assets.

Assets Held For Sale-Water Operations – The impairment of the disposal group was measured at the lower of carrying amount, or fair value less cost to sell. Fair value was based on the probable sale price. The inputs included estimates of the final sale price (see Note 5).

27. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/ pay-fixed interest rate contracts at October 31, 2014 and 2013 were $3,050 million and $3,100 million, respectively. The total notional amounts of the cross-currency interest rate contracts were $70 million and $816 million at October 31, 2014 and 2013, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as cash flow hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at October 31, 2014 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $6 million after-tax. These contracts mature in up to 47 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 31, 2014 and 2013 were $8,798 million and $7,380 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a loss of $2 million in 2014 and none in 2013. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	2014	2013
Interest rate contracts*	$(13)	$(244)
Borrowings**	11	244

*	Includes changes in fair values of interest rate contracts excluding net accrued interest income of $168 million and $155 million during 2014 and 2013, respectively.
**	Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $267 million and $261 million during 2014 and 2013, respectively.

Derivatives Not Designated as Hedging Instruments

The company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory. The total notional amounts of the interest rate swaps at October 31, 2014 and 2013 were $6,317 million and $5,627 million, the foreign exchange contracts were $3,524 million and $3,800 million and the cross-currency interest rate contracts were $98 million and $85 million, respectively. At October 31, 2014 and 2013, there were also $1,703 million and $1,641 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 31 in millions of dollars follow:

	2014	2013
Other Assets
Designated as hedging instruments:
Interest rate contracts	$266	$295
Cross-currency interest rate contracts	13	14
Total designated	279	309
Not designated as hedging instruments:
Interest rate contracts	53	52
Foreign exchange contracts	18	32
Cross-currency interest rate contracts	3	1
Total not designated	74	85
Total derivatives	$353	$394
Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$35	$71
Cross-currency interest rate contracts		16
Total designated	35	87
Not designated as hedging instruments:
Interest rate contracts	46	49
Foreign exchange contracts	29	42
Cross-currency interest rate contracts		1
Total not designated	75	92
Total derivatives	$110	$179

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	2014	2013	2012
Fair Value Hedges
Interest rate contracts – Interest expense	$155	$(89)	$335

Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts – OCI (pretax)*	(10)	(15)	(28)
Foreign exchange contracts – OCI (pretax)*	(4)	58	(33)

Reclassified from OCI
(Effective Portion):
Interest rate contracts – Interest expense*	(13)	(22)	(16)
Foreign exchange contracts – Other expense*	(6)	49	(38)

Recognized Directly in Income
(Ineffective Portion)	**	**	**

Not Designated as Hedges
Interest rate contracts – Interest expense*	$3	$(6)	$(13)
Foreign exchange contracts – Cost of sales	25	35	(12)
Foreign exchange contracts – Other expense*	79	20	7
Total not designated	$107	$49	$(18)

*	Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.
**	The amounts are not significant.

Counterparty Risk and Collateral

Certain of the company’s derivative agreements contain credit support provisions that may require the company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at October 31, 2014 and October 31, 2013, was $57 million and $91 million, respectively. The company, due to its credit rating and amounts of net liability position, has not posted any collateral. If the credit-risk-related contingent features were triggered, the company would be required to post collateral up to an amount equal to this liability position, prior to considering applicable netting provisions.

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

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid follows:

	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
2014
Derivatives:
Assets	$353	$(76)	$(5)	$272
Liabilities	110	(76)		34
2013
Derivatives:
Assets	$394	$(120)	$(8)	$266
Liabilities	179	(120)		59

28. SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 2014, 2013 AND 2012

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

The financial services segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, the financial services segment provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts and offers crop risk mitigation products and extended equipment warranties. The company signed an agreement in December 2014 to sell the stock of the Crop Insurance operations (see Note 30).

Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine operating segment and geographic area data. Intersegment sales and revenues represent sales of components and finance charges, which are generally based on market prices.

Information relating to operations by operating segment in millions of dollars follows. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2014, 2013 and 2012 were as follows: agriculture and turf net sales of $89 million, $69 million and $84 million, construction and forestry net sales of $1 million, $2 million and $1 million, and financial services revenues of $228 million, $220 million and $219 million, respectively.

OPERATING SEGMENTS	2014	2013	2012
Net sales and revenues
Unaffiliated customers:
Agriculture and turf net sales	$26,380	$29,132	$27,123
Construction and forestry net sales	6,581	5,866	6,378
Total net sales	32,961	34,998	33,501
Financial services revenues	2,577	2,349	2,235
Other revenues*	529	448	421
Total	$36,067	$37,795	$36,157

*	Other revenues are primarily the equipment operations’ revenues for finance and interest income, and other income as disclosed in Note 31, net of certain intercompany eliminations.

Operating profit
Agriculture and turf	$3,649	$4,680	$3,921
Construction and forestry	648	378	476
Financial services*	921	870	712
Total operating profit	5,218	5,928	5,109
Interest income	57	55	43
Investment income	2	2	2
Interest expense	(289)	(297)	(231)
Foreign exchange losses from equipment operations’ financing activities	(2)	(8)	(11)
Corporate expenses — net	(196)	(197)	(181)
Income taxes	(1,627)	(1,946)	(1,659)
Total	(2,055)	(2,391)	(2,037)
Net income	3,163	3,537	3,072
Less: Net income attributable to noncontrolling interests	1		7
Net income attributable to
Deere & Company	$3,162	$3,537	$3,065

*	Operating profit of the financial services business segment includes the effect of its interest expense and foreign exchange gains or losses.

(continued)

OPERATING SEGMENTS	2014	2013	2012
Interest income*
Agriculture and turf	$17	$24	$29
Construction and forestry	1	2	2
Financial services	1,754	1,668	1,610
Corporate	57	55	43
Intercompany	(268)	(247)	(248)
Total	$1,561	$1,502	$1,436

*   Does not include finance rental income for equipment on operating leases.

Interest expense
Agriculture and turf	$175	$167	$168
Construction and forestry	37	36	36
Financial services	431	488	596
Corporate	289	297	231
Intercompany	(268)	(247)	(248)
Total	$664	$741	$783

Depreciation* and amortization expense
Agriculture and turf	$681	$627	$550
Construction and forestry	115	106	93
Financial services	511	407	361
Total	$1,307	$1,140	$1,004

*   Includes depreciation for equipment on operating leases.

Equity in income (loss) of unconsolidated affiliates
Agriculture and turf	$8	$(1)	$(2)
Construction and forestry	(18)		(2)
Financial services	2	1	1
Total	$(8)		$(3)

Identifiable operating assets
Agriculture and turf	$9,442	$10,799	$10,429
Construction and forestry	3,405	3,461	3,365
Financial services	42,784	38,646	34,495
Corporate*	5,705	6,615	7,977
Total	$61,336	$59,521	$56,266

*

Corporate assets are primarily the equipment operations’ retirement benefits, deferred income tax assets, marketable securities and cash and cash equivalents as disclosed in Note 31, net of certain intercompany eliminations.

Capital additions
Agriculture and turf	$868	$981	$1,145
Construction and forestry	145	174	228
Financial services	3	3	3
Total	$1,016	$1,158	$1,376

Investments in unconsolidated affiliates
Agriculture and turf	$110	$24	$32
Construction and forestry	182	187	174
Financial services	11	10	9
Total	$303	$221	$215

The company views and has historically disclosed its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada, shown below in millions of dollars. No individual foreign country’s net sales and revenues were material for disclosure purposes.

GEOGRAPHIC AREAS	2014	2013	2012
Net sales and revenues
Unaffiliated customers:
U.S. and Canada:
Equipment operations net sales (87%)*	$20,171	$21,821	$20,807
Financial services revenues (78%)*	2,220	2,031	1,930
Total	22,391	23,852	22,737
Outside U.S. and Canada:
Equipment operations net sales	12,790	13,177	12,694
Financial services revenues	357	318	305
Total	13,147	13,495	12,999
Other revenues	529	448	421
Total	$36,067	$37,795	$36,157

*	The percentages indicate the approximate proportion of each amount that relates to the U.S. only and are based upon a three-year average for 2014, 2013 and 2012.

Operating profit
U.S. and Canada:
Equipment operations	$3,311	$4,062	$3,836
Financial services	727	706	566
Total	4,038	4,768	4,402
Outside U.S. and Canada:
Equipment operations	986	996	561
Financial services	194	164	146
Total	1,180	1,160	707
Total	$5,218	$5,928	$5,109

Property and equipment
U.S.	$3,154	$2,997	$2,742
Germany	640	647	568
Other countries	1,784	1,823	1,702
Total	$5,578	$5,467	$5,012

29. SUPPLEMENTAL INFORMATION (UNAUDITED)

Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 Market price
High	$91.33	$93.89	$94.53	$87.16
Low	$81.50	$84.05	$85.11	$80.01
2013 Market price
High	$93.47	$95.05	$93.77	$85.10
Low	$82.83	$82.56	$80.90	$80.99

At October 31, 2014, there were 24,138 holders of record of the company’s $1 par value common stock.

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. The company’s fiscal year ends in October and its interim periods (quarters) end in January, April and July. Such information is shown in millions of dollars except for per share amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014*
Net sales and revenues	$7,654	$9,948	$9,500	$8,965
Net sales	6,949	9,246	8,723	8,043
Gross profit	1,753	2,374	2,112	1,946
Income before income taxes	965	1,464	1,292	1,076
Net income attributable to Deere & Company	681	981	851	649
Per share data:
Basic	1.83	2.67	2.35	1.84
Diluted	1.81	2.65	2.33	1.83
Dividends declared	.51	.51	.60	.60
Dividends paid	.51	.51	.51	.60
2013*
Net sales and revenues	$7,421	$10,913	$10,010	$9,451
Net sales	6,793	10,265	9,316	8,624
Gross profit	1,778	2,783	2,478	2,292
Income before income taxes	946	1,744	1,549	1,244
Net income attributable to Deere & Company	650	1,084	996	807
Per share data:
Basic	1.67	2.79	2.58	2.13
Diluted	1.65	2.76	2.56	2.11
Dividends declared	.46	.51	.51	.51
Dividends paid	.46	.46	.51	.51

Net income per share for each quarter must be computed independently. As a result, their sum may not equal the total net income per share for the year.

* See Note 5 for “Special Items.”

30. SUBSEQUENT EVENTS

A quarterly dividend of $.60 per share was declared at the Board of Directors meeting on December 3, 2014, payable on February 2, 2015 to stockholders of record on December 31, 2014.

In December 2014, the company’s financial services operations issued Australian dollar denominated medium-term notes of $227 million due in December 2019.

In December 2014, the company entered into an agreement to sell all of the stock of its wholly-owned subsidiaries, John Deere Insurance Company and John Deere Risk Protection, Inc. (collectively, the Crop Insurance operations) to Farmers Mutual Hail Insurance Company of Iowa. The Crop Insurance operations provide crop risk mitigation products and are included in the financial services operating segment.

The company is projecting to close the sale by March 2015. As of October 31, 2014, the Crop Insurance operations had total assets of approximately $725 million consisting primarily of accounts receivable and marketable securities. The Crop Insurance operations also had total liabilities of approximately $605 million, consisting primarily of accounts payable and accrued expenses, and policy claims and reserves. The planned sale is a result of the company’s intention to invest its resources in growing its core businesses. The company does not anticipate a significant pretax or after-tax gain or loss resulting from the probable sale.

31. SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT

For the Years Ended October 31, 2014, 2013 and 2012

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2014	2013	2012	2014	2013	2012
Net Sales and Revenues
Net sales	$32,960.6	$34,997.9	$33,500.9
Finance and interest income	76.5	80.8	74.0	$2,475.0	$2,280.5	$2,155.7
Other income	622.6	549.1	493.2	330.2	288.4	298.8
Total	33,659.7	35,627.8	34,068.1	2,805.2	2,568.9	2,454.5

Costs and Expenses
Cost of sales	24,777.8	25,668.8	25,009.2
Research and development expenses	1,452.0	1,477.3	1,433.6
Selling, administrative and general expenses	2,765.1	3,143.9	2,988.8	529.2	473.2	439.3
Interest expense	289.4	297.1	231.1	430.9	487.6	596.4
Interest compensation to Financial Services	212.1	202.7	203.6
Other operating expenses	285.4	223.7	178.1	925.6	739.0	708.1
Total	29,781.8	31,013.5	30,044.4	1,885.7	1,699.8	1,743.8

Income of Consolidated Group before Income Taxes	3,877.9	4,614.3	4,023.7	919.5	869.1	710.7
Provision for income taxes	1,329.6	1,640.7	1,407.6	296.9	305.2	251.8
Income of Consolidated Group	2,548.3	2,973.6	2,616.1	622.6	563.9	458.9
Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	624.5	565.0	460.3	1.9	1.1	1.4
Other	(9.5)	(1.0)	(4.8)
Total	615.0	564.0	455.5	1.9	1.1	1.4
Net Income	3,163.3	3,537.6	3,071.6	624.5	565.0	460.3
Less: Net income attributable to noncontrolling interests	1.6	.3	6.9
Net Income Attributable to Deere & Company	$3,161.7	$3,537.3	$3,064.7	$624.5	$565.0	$460.3

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

31. SUPPLEMENTAL CONSOLIDATING DATA (continued)

BALANCE SHEET

As of October 31, 2014 and 2013

(In millions of dollars except per share amounts)

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2014	2013	2014	2013
ASSETS
Cash and cash equivalents	$2,569.2	$3,023.3	$1,217.8	$480.8
Marketable securities	700.4	1,207.2	514.7	417.6
Receivables from unconsolidated subsidiaries and affiliates	3,663.9	3,502.0
Trade accounts and notes receivable - net	706.0	1,061.8	3,554.4	3,555.9
Financing receivables - net	18.5	16.5	27,403.7	25,616.2
Financing receivables securitized - net			4,602.3	4,153.1
Other receivables	848.0	983.1	659.0	486.6
Equipment on operating leases - net			4,015.5	3,152.2
Inventories	4,209.7	4,934.7
Property and equipment - net	5,522.5	5,408.5	55.3	58.4
Investments in unconsolidated subsidiaries and affiliates	5,106.5	4,569.0	10.9	10.2
Goodwill	791.2	844.8
Other intangible assets - net	64.8	73.1	4.0	4.0
Retirement benefits	263.5	517.7	32.9	37.5
Deferred income taxes	2,981.9	2,575.4	64.9	51.3
Other assets	850.6	654.3	648.2	622.2
Assets held for sale		505.0
Total Assets	$28,296.7	$29,876.4	$42,783.6	$38,646.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Short-term borrowings	$434.1	$1,080.4	$7,585.1	$7,708.5
Short-term securitization borrowings			4,558.5	4,109.1
Payables to unconsolidated subsidiaries and affiliates	101.0	106.9	3,633.7	3,470.8
Accounts payable and accrued expenses	7,518.4	7,990.9	2,027.0	1,849.8
Deferred income taxes	87.1	92.4	344.1	369.1
Long-term borrowings	4,642.5	4,870.9	19,738.2	16,706.8
Retirement benefits and other liabilities	6,448.1	5,346.8	82.8	74.1
Liabilities held for sale		120.4
Total liabilities	19,231.2	19,608.7	37,969.4	34,288.2
Commitments and contingencies (Note 22)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized - 1,200,000,000 shares; issued - 536,431,204 shares in 2014 and 2013), at paid-in amount	3,675.4	3,524.2	2,023.1	1,956.3
Common stock in treasury, 190,926,805 shares in 2014 and 162,628,440 shares in 2013, at cost	(12,834.2)	(10,210.9)
Retained earnings	22,004.4	19,645.6	2,811.8	2,337.3
Accumulated other comprehensive income (loss)	(3,783.0)	(2,693.1)	(20.7)	64.2
Total Deere & Company stockholders’ equity	9,062.6	10,265.8	4,814.2	4,357.8
Noncontrolling interests	2.9	1.9
Total stockholders’ equity	9,065.5	10,267.7	4,814.2	4,357.8
Total Liabilities and Stockholders’ Equity	$28,296.7	$29,876.4	$42,783.6	$38,646.0

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

31. SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENT OF CASH FLOWS

For the Years Ended October 31, 2014, 2013 and 2012

(In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2014	2013	2012	2014	2013	2012
Cash Flows from Operating Activities
Net income	$3,163.3	$3,537.6	$3,071.6	$624.5	$565.0	$460.3
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	2.9	10.8	6.0	35.2	9.7	(.9)
Provision for depreciation and amortization	795.7	733.0	643.1	574.9	492.2	439.2
Impairment charges	95.9	102.0	33.4
Undistributed earnings of unconsolidated subsidiaries and affiliates	(463.4)	(369.0)	(413.7)	(1.7)	(.9)	(1.3)
Provision (credit) for deferred income taxes	(236.4)	(204.6)	(115.7)	(43.7)	32.0	23.9
Changes in assets and liabilities:
Trade receivables	231.5	26.1	(255.0)
Insurance receivables				(149.9)	263.4	(338.5)
Inventories	496.2	(69.6)	(947.6)
Accounts payable and accrued expenses	(277.0)	470.5	887.0	263.3	(207.9)	382.1
Accrued income taxes payable/receivable	330.5	84.2	(102.7)	12.1	(3.8)	30.4
Retirement benefits	323.0	241.6	71.2	13.9	20.4	(7.9)
Other	70.0	106.0	70.5	(7.7)	73.5	(109.9)
Net cash provided by operating activities	4,532.2	4,668.6	2,948.1	1,320.9	1,243.6	877.4
Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)				16,772.0	15,440.0	14,320.7
Proceeds from maturities and sales of marketable securities	1,000.1	800.1	200.1	22.4	43.8	40.2
Proceeds from sales of equipment on operating leases				1,091.5	936.7	799.5
Proceeds from sales of businesses, net of cash sold	345.8	22.0	30.2
Cost of receivables acquired (excluding trade and wholesale)				(19,015.3)	(18,792.7)	(16,730.2)
Purchases of marketable securities	(504.1)	(911.1)	(802.2)	(110.5)	(115.2)	(120.0)
Purchases of property and equipment	(1,045.2)	(1,155.2)	(1,316.2)	(3.1)	(3.2)	(3.1)
Cost of equipment on operating leases acquired				(2,684.2)	(2,107.2)	(1,562.0)
Increase in investment in Financial Services	(66.8)	(121.6)	(264.1)
Acquisitions of businesses, net of cash acquired		(83.5)
Increase in trade and wholesale receivables				(782.0)	(1,152.7)	(1,518.5)
Other	(98.6)	(120.0)	(95.6)	(47.1)	(94.5)	138.8
Net cash used for investing activities	(368.8)	(1,569.3)	(2,247.8)	(4,756.3)	(5,845.0)	(4,634.6)
Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(65.8)	36.0	(36.4)	155.0	2,713.5	931.3
Change in intercompany receivables/payables	(367.5)	(2,007.2)	45.5	367.5	2,007.2	(45.5)
Proceeds from long-term borrowings	60.7	282.9	2,521.5	8,171.3	4,451.1	8,120.5
Payments of long-term borrowings	(819.1)	(191.0)	(220.1)	(4,390.0)	(4,767.4)	(5,175.9)
Proceeds from issuance of common stock	149.5	174.5	61.0
Repurchases of common stock	(2,731.1)	(1,531.4)	(1,587.7)
Capital investment from Equipment Operations				66.8	121.6	264.1
Dividends paid	(786.0)	(752.9)	(697.9)	(150.0)	(186.0)	(43.5)
Excess tax benefits from share-based compensation	30.8	50.7	30.1
Other	(27.7)	(40.1)	(32.7)	(35.9)	(19.2)	(33.6)
Net cash provided by (used for) financing activities	(4,556.2)	(3,978.5)	83.3	4,184.7	4,320.8	4,017.4
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(61.3)	(5.4)	(63.2)	(12.3)	17.1	24.4
Net Increase (Decrease) in Cash and Cash Equivalents	(454.1)	(884.6)	720.4	737.0	(263.5)	284.6
Cash and Cash Equivalents at Beginning of Year	3,023.3	3,907.9	3,187.5	480.8	744.3	459.7
Cash and Cash Equivalents at End of Year	$2,569.2	$3,023.3	$3,907.9	$1,217.8	$480.8	$744.3

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

DEERE & COMPANY

SELECTED FINANCIAL DATA

(Dollars in millions except per share amounts)

	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
Net sales and revenues	$36,067	$37,795	$36,157	$32,013	$26,005	$23,112	$28,438	$24,082	$22,148	$21,191
Net sales	32,961	34,998	33,501	29,466	23,573	20,756	25,803	21,489	19,884	19,401
Finance and interest income	2,282	2,115	1,981	1,923	1,825	1,842	2,068	2,055	1,777	1,440
Research and development expenses	1,452	1,477	1,434	1,226	1,052	977	943	817	726	677
Selling, administrative and general expenses	3,284	3,606	3,417	3,169	2,969	2,781	2,960	2,621	2,324	2,086
Interest expense	664	741	783	759	811	1,042	1,137	1,151	1,018	761
Income from continuing operations*	3,162	3,537	3,065	2,800	1,865	873	2,053	1,822	1,453	1,414
Net income*	3,162	3,537	3,065	2,800	1,865	873	2,053	1,822	1,694	1,447
Return on net sales	9.6%	10.1%	9.1%	9.5%	7.9%	4.2%	8.0%	8.5%	8.5%	7.5%
Return on beginning Deere & Company stockholders’ equity	30.8%	51.7%	45.1%	44.5%	38.7%	13.4%	28.7%	24.3%	24.7%	22.6%
Comprehensive income (loss)*	2,072	5,416	2,171	2,502	2,079	(1,333)	1,303	2,201	1,795	1,463

Income per share from continuing operations – basic*	$8.71	$9.18	$7.72	$6.71	$4.40	$2.07	$4.76	$4.05	$3.11	$2.90
– diluted*	8.63	9.09	7.63	6.63	4.35	2.06	4.70	4.00	3.08	2.87
Net income per share – basic*	8.71	9.18	7.72	6.71	4.40	2.07	4.76	4.05	3.63	2.97
– diluted*	8.63	9.09	7.63	6.63	4.35	2.06	4.70	4.00	3.59	2.94
Dividends declared per share	2.22	1.99	1.79	1.52	1.16	1.12	1.06	.91	.78	.60 1/2
Dividends paid per share	2.13	1.94	1.74	1.41	1.14	1.12	1.03	.85 1/2	.74	.59
Average number of common shares outstanding (in millions) – basic	363.0	385.3	397.1	417.4	424.0	422.8	431.1	449.3	466.8	486.6
– diluted	366.1	389.2	401.5	422.4	428.6	424.4	436.3	455.0	471.6	492.9

Total assets	$61,336	$59,521	$56,266	$48,207	$43,267	$41,133	$38,735	$38,576	$34,720	$33,637
Trade accounts and notes receivable – net	3,278	3,758	3,799	3,295	3,464	2,617	3,235	3,055	3,038	3,118
Financing receivables – net	27,422	25,633	22,159	19,924	17,682	15,255	16,017	15,631	14,004	12,869
Financing receivables securitized – net	4,602	4,153	3,618	2,905	2,238	3,108	1,645	2,289	2,371	1,458
Equipment on operating leases – net	4,016	3,152	2,528	2,150	1,936	1,733	1,639	1,705	1,494	1,336
Inventories	4,210	4,935	5,170	4,371	3,063	2,397	3,042	2,337	1,957	2,135
Property and equipment – net	5,578	5,467	5,012	4,352	3,791	4,532	4,128	3,534	2,764	2,343
Short-term borrowings:
Equipment operations	434	1,080	425	528	85	490	218	130	282	678
Financial services	7,585	7,709	5,968	6,324	5,241	3,537	6,621	7,495	5,436	4,732
Total	8,019	8,789	6,393	6,852	5,326	4,027	6,839	7,625	5,718	5,410
Short-term securitization borrowings:
Financial services	4,559	4,109	3,575	2,777	2,209	3,132	1,682	2,344	2,403	1,474
Long-term borrowings:
Equipment operations	4,643	4,871	5,445	3,167	3,329	3,073	1,992	1,973	1,969	2,423
Financial services	19,738	16,707	17,008	13,793	13,486	14,319	11,907	9,825	9,615	9,316
Total	24,381	21,578	22,453	16,960	16,815	17,392	13,899	11,798	11,584	11,739
Total Deere & Company stockholders’ equity	9,063	10,266	6,842	6,800	6,290	4,819	6,533	7,156	7,491	6,852

Book value per share*	$26.23	$27.46	$17.64	$16.75	$14.90	$11.39	$15.47	$16.28	$16.48	$14.46
Capital expenditures	$1,004	$1,132	$1,360	$1,050	$795	$767	$1,117	$1,025	$774	$512
Number of employees (at year end)	59,623	67,044	66,859	61,278	55,650	51,262	56,653	52,022	46,549	47,423
* Attributable to Deere & Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the “Company”) as of October 31, 2014 and 2013, and the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholders’ equity, and consolidated cash flows for each of the three years in the period ended October 31, 2014.  Our audits also included the financial statement schedule listed in the Index under Part IV, Item 15(2).  We also have audited the Company’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 19, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

By:	/s/ Samuel R. Allen
Samuel R. Allen
Chairman and Chief Executive Officer

Date: December 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Each person signing below also hereby appoints Samuel R. Allen, Rajesh Kalathur and Todd E. Davies, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Deere & Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title		Date

)
/s/ Samuel R. Allen	Chairman, Chief Executive	)
Samuel R. Allen	Officer and Director	)
)
)
/s/ Crandall C. Bowles	Director	)
Crandall C. Bowles		)
)
)
/s/ Vance D. Coffman	Director	)
Vance D. Coffman		)
)
)
/s/ Charles O. Holliday, Jr.	Director	)
Charles O. Holliday, Jr.		)
)
)
/s/ Dipak C. Jain	Director	)
Dipak C. Jain		)
)
)
/s/ Clayton M. Jones	Director	)
Clayton M. Jones		)
)
)
/s/ Rajesh Kalathur	Senior Vice President and	)
Rajesh Kalathur	Chief Financial Officer	)	December 19, 2014
)
)
/s/ Joachim Milberg	Director	)
Joachim Milberg		)
)

)
/s/ Richard B. Myers	Director	)
Richard B. Myers		)
)
		)	December 19, 2014
/s/ Gregory R. Page	Director	)
Gregory R. Page		)
)
)
/s/ Thomas H. Patrick	Director	)
Thomas H. Patrick		)
)
)
/s/ Sherry M. Smith	Director	)
Sherry M. Smith		)

SCHEDULE II

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended October 31, 2014, 2013 and 2012

(in thousands of dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to					Balance
	beginning	costs and	Charged to other accounts		Deductions		at end
Description	of period	expenses	Description	Amount	Description	Amount	of period

YEAR ENDED OCTOBER 31, 2014
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$62,845	$3,054	Bad debt recoveries	$92	Trade receivable write-offs	$10,744	$50,248
					Other (primarily translation)	4,999

Financial services:
Trade receivable allowances	4,300	4,009	Bad debt recoveries	92	Trade receivable write-offs	2,863	5,298
					Other (primarily translation)	240
Financing receivable allowances	173,000	31,179	Bad debt recoveries	25,968	Financing receivable write-offs	49,313	174,632
					Other (primarily translation)	6,202
Consolidated receivable allowances	$240,145	$38,242		$26,152		$74,361	$230,178

YEAR ENDED OCTOBER 31, 2013
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$62,255	$10,546	Bad debt recoveries	$476	Trade receivable write-offs	$3,847	$62,845
					Other (primarily translation)	6,585

Financial services:
Trade receivable allowances	4,037	(102)	Bad debt recoveries	203	Trade receivable write-offs	300	4,300
			Other (primarily translation)	462
Financing receivable allowances	176,574	9,726	Bad debt recoveries	27,406	Financing receivable write-offs	35,258	173,000
					Other (primarily translation)	5,448
Consolidated receivable allowances	$242,866	$20,170		$28,547		$51,438	$240,145

YEAR ENDED OCTOBER 31, 2012
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$67,571	$6,041	Bad debt recoveries	$1,156	Trade receivable write-offs	$5,756	$62,255
					Other (primarily translation)	6,757

Financial services:
Trade receivable allowances	4,356	642	Bad debt recoveries	124	Trade receivable write-offs	1,012	4,037
					Other (primarily translation)	73
Financing receivable allowances	197,077	(579)	Bad debt recoveries	33,244	Financing receivable write-offs	42,070	176,574
					Other (primarily translation)	11,098
Consolidated receivable allowances	$269,004	$6,104		$34,524		$66,766	$242,866

Index to Exhibits

2.	Not applicable

3.1	Certificate of incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010, Securities and Exchange Commission File Number 1-4121*)

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

10.6	Deere & Company Voluntary Deferred Compensation Plan as amended January 2014

10.7	John Deere Short-Term Incentive Bonus Plan (Appendix E to Proxy Statement of registrant filed December 19, 2014 Securities and Exchange Commission File Number 1-4121*)

10.8	John Deere Mid-Term Incentive Plan (Appendix A to Proxy Statement of registrant filed January 14, 2013, Securities and Exchange Commission File Number 1-4121*)

10. 9	John Deere Omnibus Equity and Incentive Plan (Appendix D to Proxy Statement of registrant filed December 19, 2014 Securities and Exchange Commission File Number 1-4121*)

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

10.12	Form of John Deere Restricted Stock Unit Grant for Directors (Exhibit 10.13 to Form 10-K of the registrant for the year ended October 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.13	Form of Nonemployee Director Restricted Stock Grant (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2004, Securities and Exchange Commission File Number 1-4121*)

10.14	John Deere Defined Contribution Restoration Plan as amended March 2013

10.15	John Deere Supplemental Pension Benefit Plan, as amended October 2014

10.16	John Deere Senior Supplementary Pension Benefit Plan as amended October 2014

10.17	John Deere ERISA Supplementary Pension Benefit Plan as amended December 2011

10.18	Nonemployee Director Stock Ownership Plan (Appendix A to Proxy Statement of registrant filed on January 13, 2012, Securities and Exchange Commission File Number 1-4121*)

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

10.22

Asset Purchase Agreement dated October 29, 2001 between registrant and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.23

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.24

Factoring Agreement dated September 20, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

10.25

Receivables Purchase Agreement dated August 23, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

10.26

Joint Venture Agreement dated May 16, 1988 between registrant and Hitachi Construction Machinery Co., Ltd ((Exhibit 10.26 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.27

Marketing Profit Sharing Agreement dated January 1, 2002 between John Deere Construction and Forestry Equipment Company (n.k.a. John Deere Construction & Forestry Company) and Hitachi Construction Machinery Holding U.S.A. Corporation (Exhibit 10.27 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.28

Integrated Marketing Agreement dated October 16, 2001 between registrant and Hitachi Construction Machinery Co. Ltd. (Exhibit 10.28 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.29

2018 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities, Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 24, 2014 (Exhibit 10.1 to form 10-Q of registrant for the quarter ended January 31, 2014, Securities and Exchange Commission File Number 1-4121*)

10.30

2019 Credit Agreement among registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 24, 2014 (Exhibit 10.2 to form 10-Q of registrant for the quarter ended January 31, 2014, Securities and Exchange Commission File Number 1-4121*)

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