Form 10-Q
period 2015-01-31
DEERE & CO
filed 2015-02-26
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

At January 31, 2015, 339,496,187 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 47

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended January 31, 2015 and 2014
(In millions of dollars and shares except per share amounts) Unaudited

	2015	2014

Net Sales and Revenues
Net sales	$5,605.1	$6,948.5
Finance and interest income	593.6	531.5
Other income	184.4	174.0
Total	6,383.1	7,654.0

Costs and Expenses
Cost of sales	4,420.6	5,195.5
Research and development expenses	333.2	323.7
Selling, administrative and general expenses	659.0	765.9
Interest expense	180.1	171.7
Other operating expenses	222.6	232.3
Total	5,815.5	6,689.1

Income of Consolidated Group before Income Taxes	567.6	964.9
Provision for income taxes	170.5	280.5
Income of Consolidated Group	397.1	684.4
Equity in loss of unconsolidated affiliates	(10.2)	(3.1)
Net Income	386.9	681.3
Less: Net income attributable to noncontrolling interests	.1	.2
Net Income Attributable to Deere & Company	$386.8	$681.1

Per Share Data
Basic	$1.13	$1.83
Diluted	$1.12	$1.81

Average Shares Outstanding
Basic	343.1	371.9
Diluted	345.7	375.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended January 31, 2015 and 2014
(In millions of dollars) Unaudited

	2015	2014

Net Income	$386.9	$681.3

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	42.3	50.1
Cumulative translation adjustment	(510.4)	(168.0)
Unrealized gain (loss) on derivatives	(1.5)	2.9
Unrealized gain (loss) on investments	7.3	(1.3)
Other Comprehensive Income (Loss), Net of Income Taxes	(462.3)	(116.3)

Comprehensive Income (Loss) of Consolidated Group	(75.4)	565.0
Less: Comprehensive income (loss) attributable to noncontrolling interests	(.2)	.2
Comprehensive Income (Loss) Attributable to Deere & Company	$(75.2)	$564.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	January 31 2015	October 31 2014	January 31 2014
Assets
Cash and cash equivalents	$3,974.8	$3,787.0	$3,188.6
Marketable securities	493.8	1,215.1	1,438.4
Receivables from unconsolidated affiliates	27.4	30.2	35.2
Trade accounts and notes receivable - net	3,334.6	3,277.6	3,716.8
Financing receivables - net	25,805.9	27,422.2	25,242.3
Financing receivables securitized - net	3,893.3	4,602.3	3,490.9
Other receivables	921.1	1,500.3	1,157.6
Equipment on operating leases - net	3,834.6	4,015.5	3,026.0
Inventories	4,527.1	4,209.7	5,554.6
Property and equipment - net	5,347.5	5,577.8	5,351.0
Investments in unconsolidated affiliates	301.6	303.2	297.5
Goodwill	741.3	791.2	834.6
Other intangible assets - net	62.3	68.8	74.6
Retirement benefits	283.5	262.0	583.5
Deferred income taxes	2,584.1	2,776.6	2,323.4
Other assets	1,772.3	1,496.9	1,344.2
Assets held for sale	384.9
Total Assets	$58,290.1	$61,336.4	$57,659.2

Liabilities and Stockholders’ Equity
Short-term borrowings	$8,622.7	$8,019.2	$8,657.3
Short-term securitization borrowings	3,887.9	4,558.5	3,490.8
Payables to unconsolidated affiliates	119.2	101.0	89.1
Accounts payable and accrued expenses	6,421.9	8,554.1	7,330.0
Deferred income taxes	146.7	160.9	154.8
Long-term borrowings	24,106.7	24,380.7	22,265.2
Retirement benefits and other liabilities	6,469.4	6,496.5	5,414.2
Liabilities held for sale	266.8
Total liabilities	50,041.3	52,270.9	47,401.4

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at January 31, 2015 – 536,431,204)	3,714.0	3,675.4	3,571.3
Common stock in treasury	(13,408.2)	(12,834.2)	(10,643.1)
Retained earnings	22,185.2	22,004.4	20,136.9
Accumulated other comprehensive income (loss)	(4,245.0)	(3,783.0)	(2,809.4)
Total Deere & Company stockholders’ equity	8,246.0	9,062.6	10,255.7
Noncontrolling interests	2.8	2.9	2.1
Total stockholders’ equity	8,248.8	9,065.5	10,257.8
Total Liabilities and Stockholders’ Equity	$58,290.1	$61,336.4	$57,659.2

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 31, 2015 and 2014
(In millions of dollars) Unaudited

	2015	2014
Cash Flows from Operating Activities
Net income	$386.9	$681.3
Adjustments to reconcile net income to net cash used for operating activities:
Provision for credit losses	1.0	2.4
Provision for depreciation and amortization	342.9	343.1
Impairment charges		26.3
Share-based compensation expense	18.1	23.2
Undistributed earnings of unconsolidated affiliates	10.1	3.0
Provision (credit) for deferred income taxes	176.1	(8.6)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	349.1	126.7
Insurance receivables	256.5	101.9
Inventories	(603.9)	(836.8)
Accounts payable and accrued expenses	(1,442.5)	(1,387.1)
Accrued income taxes payable/receivable	(185.5)	137.5
Retirement benefits	84.4	53.4
Other	96.7	(12.5)
Net cash used for operating activities	(510.1)	(746.2)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	4,694.6	4,660.7
Proceeds from maturities and sales of marketable securities	673.4	403.6
Proceeds from sales of equipment on operating leases	242.1	276.4
Proceeds from sales of businesses, net of cash sold		303.7
Cost of receivables acquired (excluding receivables related to sales)	(3,674.8)	(4,190.1)
Purchases of marketable securities	(19.3)	(222.4)
Purchases of property and equipment	(184.0)	(250.7)
Cost of equipment on operating leases acquired	(299.7)	(251.6)
Other	(47.2)	(56.3)
Net cash provided by investing activities	1,385.1	673.3

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	209.8	(736.7)
Proceeds from long-term borrowings	1,227.8	2,241.1
Payments of long-term borrowings	(1,234.3)	(1,100.0)
Proceeds from issuance of common stock	44.7	54.3
Repurchases of common stock	(604.7)	(477.3)
Dividends paid	(209.9)	(192.5)
Excess tax benefits from share-based compensation	6.3	14.6
Other	(22.2)	(13.0)
Net cash used for financing activities	(582.5)	(209.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(104.7)	(33.0)

Net Increase (Decrease) in Cash and Cash Equivalents	187.8	(315.4)
Cash and Cash Equivalents at Beginning of Period	3,787.0	3,504.0
Cash and Cash Equivalents at End of Period	$3,974.8	$3,188.6

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Three Months Ended January 31, 2014 and 2015

(In millions of dollars) Unaudited

		Deere & Company Stockholders
	Total Stockholders’ Equity	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance October 31, 2013	$10,267.7	$3,524.2	$(10,210.9)	$19,645.6	$(2,693.1)	$1.9
Net income	681.3			681.1		.2
Other comprehensive loss	(116.3)				(116.3)
Repurchases of common stock	(477.3)		(477.3)
Treasury shares reissued	45.1		45.1
Dividends declared	(189.8)			(189.8)
Stock options and other	47.1	47.1
Balance January 31, 2014	$10,257.8	$3,571.3	$(10,643.1)	$20,136.9	$(2,809.4)	$2.1

Balance October 31, 2014	$9,065.5	$3,675.4	$(12,834.2)	$22,004.4	$(3,783.0)	$2.9
Net income	386.9			386.8		.1
Other comprehensive loss	(462.3)				(462.0)	(.3)
Repurchases of common stock	(604.7)		(604.7)
Treasury shares reissued	30.7		30.7
Dividends declared	(205.9)			(205.9)
Stock options and other	38.6	38.6		(.1)		.1
Balance January 31, 2015	$8,248.8	$3,714.0	$(13,408.2)	$22,185.2	$(4,245.0)	$2.8

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $96 million and $116 million in the first three months of 2015 and 2014, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $43 million and $50 million at January 31, 2015 and 2014, respectively.

(3)           New accounting standards to be adopted are as follows:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods.  The Company has not determined the potential effects on the consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which amends ASC 718, Compensation - Stock Compensation.  This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  Therefore, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered.  The total compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest.  The effective date will be the first quarter of fiscal year 2017.  The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)           The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

	Retirement Benefits Adjustment	Cumulative Translation Adjustment	Unrealized Gain (Loss) On Derivatives	Unrealized Gain (Loss) on Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance October 31, 2014	$(3,493)	$(303)	$	$13	$(3,783)
Other comprehensive income (loss) items before reclassification		(510)	(3)	9	(504)
Amounts reclassified from accumulated other comprehensive income (loss)	42		2	(2)	42
Net current period other comprehensive income (loss)	42	(510)	(1)	7	(462)
Balance January 31, 2015	$(3,451)	$(813)	$(1)	$20	$(4,245)

	Retirement Benefits Adjustment	Cumulative Translation Adjustment	Unrealized Gain (Loss) On Derivatives	Unrealized Gain (Loss) on Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance October 31, 2013	$(2,809)	$113	$(3)	$6	$(2,693)
Other comprehensive income (loss) items before reclassification	12	(168)	(3)	(1)	(160)
Amounts reclassified from accumulated other comprehensive income	38		6		44
Net current period other comprehensive income (loss)	50	(168)	3	(1)	(116)
Balance January 31, 2014	$(2,759)	$(55)		$5	$(2,809)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

Three Months Ended January 31, 2015	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Cumulative translation adjustment:	$(508)	$(2)	$(510)
Unrealized gain (loss) on derivatives:
Unrealized hedging (loss)	(4)	1	(3)
Reclassification of realized (gain) loss to:
Interest rate contracts — Interest expense	3		3
Foreign exchange contracts — Other operating expense	(1)		(1)
Net unrealized (loss) on derivatives	(2)	1	(1)
Unrealized gain (loss) on investments:
Unrealized holding gain	13	(4)	9
Reclassification of realized (gain) — Other income	(2)		(2)
Net unrealized gain on investments	11	(4)	7
Retirement benefits adjustment:
Pensions
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial loss	55	(20)	35
Prior service cost	6	(2)	4
Settlements/curtailments	1		1
Health care and life insurance
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial loss	23	(9)	14
Prior service (credit)	(19)	7	(12)
Net unrealized gain on retirement benefits adjustments	66	(24)	42
Total other comprehensive income (loss)	$(433)	$(29)	$(462)

*                     These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

Three Months Ended January 31, 2014	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Cumulative translation adjustment:	$(169)	$1	$(168)
Unrealized gain (loss) on derivatives:
Unrealized hedging (loss)	(5)	2	(3)
Reclassification of realized loss to:
Interest rate contracts — Interest expense	4	(1)	3
Foreign exchange contracts — Other operating expense	5	(2)	3
Net unrealized gain on derivatives	4	(1)	3
Unrealized gain (loss) on investments:
Unrealized holding (loss)	(2)	1	(1)
Net unrealized (loss) on investments	(2)	1	(1)
Retirement benefits adjustment:
Pensions
Net actuarial gain	19	(7)	12
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial loss	43	(15)	28
Prior service cost	6	(2)	4
Settlements/curtailments	2	(1)	1
Health care and life insurance
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial loss	9	(3)	6
Prior service (credit)	(1)		(1)
Net unrealized gain on retirement benefits adjustments	78	(28)	50
Total other comprehensive income (loss)	$(89)	$(27)	$(116)

*                     These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

In the first quarter of 2015 and 2014, the noncontrolling interests’ comprehensive income (loss) was $(.2) million and $.2 million, respectively, which consisted of net income of $.1 million in 2015 and $.2 million in 2014 and a cumulative translation adjustment of $(.3) million in 2015.

(5)           Dividends declared and paid on a per share basis were as follows:

	Three Months Ended January 31
	2015	2014
Dividends declared	$.60	$.51
Dividends paid	$.60	$.51

(6)           A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended January 31
	2015	2014
Net income attributable to Deere & Company	$386.8	$681.1
Less income allocable to participating securities	.1	.2
Income allocable to common stock	$386.7	$680.9
Average shares outstanding	343.1	371.9
Basic per share	$1.13	$1.83

Average shares outstanding	343.1	371.9
Effect of dilutive share-based compensation	2.6	3.5
Total potential shares outstanding	345.7	375.4
Diluted per share	$1.12	$1.81

During the first quarter of 2015 and 2014, 3.0 million shares and 2.4 million shares, respectively, related to share-based compensation were excluded from the above diluted per share computation because the incremental shares under the treasury stock method would have been antidilutive.

(7)           The Company has several defined benefit pension plans and defined benefit postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended January 31
	2015	2014
Service cost	$73	$61
Interest cost	119	119
Expected return on plan assets	(193)	(193)
Amortization of actuarial loss	55	43
Amortization of prior service cost	6	6
Settlements/curtailments	1	2
Net cost	$61	$38

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended January 31
	2015	2014
Service cost	$11	$11
Interest cost	65	66
Expected return on plan assets	(14)	(18)
Amortization of actuarial loss	23	9
Amortization of prior service credit	(19)	(1)
Net cost	$66	$67

During the first quarter of 2015, the Company contributed approximately $21 million to its pension plans and $15 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $54 million to its pension plans and $11 million to its other postretirement benefit plans during the remainder of fiscal year 2015.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)           The Company’s unrecognized tax benefits at January 31, 2015 were $210 million, compared to $213 million at October 31, 2014.  The liability at January 31, 2015 consisted of approximately $76 million, which would affect the effective tax rate if it was recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  The changes in the unrecognized tax benefits for the first three months of 2015 were not significant.  The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(9)           Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended January 31
			%
	2015	2014	Change
Net sales and revenues:
Agriculture and turf	$4,081	$5,596	-27
Construction and forestry	1,524	1,353	+13
Total net sales	5,605	6,949	-19
Financial services	648	587	+10
Other revenues	130	118	+10
Total net sales and revenues	$6,383	$7,654	-17

Operating profit: *
Agriculture and turf	$268	$797	-66
Construction and forestry	146	94	+55
Financial services	233	182	+28
Total operating profit	647	1,073	-40
Reconciling items **	(89)	(112)	-21
Income taxes	(171)	(280)	-39
Net income attributable to Deere & Company	$387	$681	-43

Intersegment sales and revenues:
Agriculture and turf net sales	$13	$20	-35
Construction and forestry net sales		1
Financial services	50	46	+9

Equipment operations outside the U.S. and Canada:
Net sales	$1,873	$2,608	-28
Operating profit	77	211	-64

	January 31 2015	October 31 2014
Identifiable assets:
Agriculture and turf	$9,354	$9,442	-1
Construction and forestry	3,332	3,405	-2
Financial services	40,376	42,784	-6
Corporate	5,228	5,705	-8

Total assets	$58,290	$61,336	-5

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

(10)                      Past due balances of financing receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date.  Non-performing financing receivables represent loans for which the Company has ceased accruing finance income.  These receivables are generally 120 days delinquent and the estimated uncollectible amount, after charging the dealer’s withholding account, if any, has been written off to the allowance for credit losses.  Finance income for non-performing receivables is recognized on a cash basis.  Accrual of finance income is generally resumed when the receivable becomes contractually current and collections are reasonably assured.

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	January 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$122	$41	$40	$203
Construction and forestry	59	25	11	95
Other:
Agriculture and turf	32	10	3	45
Construction and forestry	16	6	3	25
Total	$229	$82	$57	$368

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$203	$102	$19,027	$19,332
Construction and forestry	95	12	2,529	2,636
Other:
Agriculture and turf	45	17	6,791	6,853
Construction and forestry	25	5	1,016	1,046
Total	$368	$136	$29,363	29,867
Less allowance for credit losses				168
Total financing receivables - net				$29,699

	October 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$93	$34	$28	$155
Construction and forestry	54	16	7	77
Other:
Agriculture and turf	23	12	2	37
Construction and forestry	12	3	4	19
Total	$182	$65	$41	$288

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$155	$107	$19,966	$20,228
Construction and forestry	77	17	2,462	2,556
Other:
Agriculture and turf	37	15	8,208	8,260
Construction and forestry	19	2	1,134	1,155
Total	$288	$141	$31,770	32,199
Less allowance for credit losses				175
Total financing receivables - net				$32,024

	January 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due

Retail Notes:
Agriculture and turf	$103	$39	$26	$168
Construction and forestry	51	19	10	80
Other:
Agriculture and turf	28	10	4	42
Construction and forestry	12	4	3	19
Total	$194	$72	$43	$309

	Total Past Due	Total Non-Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$168	$106	$18,802	$19,076
Construction and forestry	80	14	2,017	2,111
Other:
Agriculture and turf	42	13	6,614	6,669
Construction and forestry	19	3	1,022	1,044
Total	$309	$136	$28,455	28,900
Less allowance for credit losses				167
Total financing receivables - net				$28,733

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended
	January 31, 2015
	Retail Notes	Revolving Charge Accounts	Other	Total
Allowance:
Beginning of period balance	$109	$41	$25	$175
Provision	1			1
Write-offs	(3)	(4)		(7)
Recoveries	2	4		6
Translation adjustments	(5)		(2)	(7)
End of period balance *	$104	$41	$23	$168

Financing receivables:
End of period balance	$21,968	$1,882	$6,017	$29,867
Balance individually evaluated **	$23	$1	$1	$25

	Three Months Ended
	January 31, 2014
Allowance:
Beginning of period balance	$101	$41	$31	$173
Provision	1	1		2
Write-offs	(3)	(5)		(8)
Recoveries	2	3		5
Translation adjustments	(4)		(1)	(5)
End of period balance *	$97	$40	$30	$167

Financing receivables:
End of period balance	$21,187	$1,801	$5,912	$28,900
Balance individually evaluated **	$14		$26	$40

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

An analysis of the impaired financing receivables in millions of dollars follows:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
January 31, 2015 *
Receivables with specific allowance **	$6	$6	$2	$7
Receivables without a specific allowance **	6	5		6
Total	$12	$11	$2	$13
Agriculture and turf	$10	$10	$2	$11
Construction and forestry	$2	$1		$2

October 31, 2014 *
Receivables with specific allowance **	$9	$9	$2	$10
Receivables without a specific allowance **	6	6		7
Total	$15	$15	$2	$17
Agriculture and turf	$12	$12	$2	$13
Construction and forestry	$3	$3		$4

January 31, 2014 *
Receivables with specific allowance ***	$18	$18	$4	$18
Receivables without a specific allowance **	7	6		7
Total	$25	$24	$4	$25
Agriculture and turf	$22	$22	$4	$23
Construction and forestry	$3	$2		$2

*	Finance income recognized was not material.
**	Primarily retail notes.
***	Primarily operating loans.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first quarter of 2015, the Company identified nine financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $.1 million pre-modification and $.1 million post-modification. During the first quarter of 2014, there were six financing receivable contracts, primarily retail notes, with aggregate balances of $.2 million pre-modification and $.2 post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At January 31, 2015, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,563 million, $3,011 million and $2,223 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,500 million, $2,942 million and $2,159 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $184 million, $368 million and $296 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $179 million, $351 million and $289 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,246 million, $1,331 million and $1,069 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,211 million, $1,267 million and $1,044 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

January 31, 2015
Carrying value of liabilities	$1,211
Maximum exposure to loss	1,246

The total assets of unconsolidated VIEs related to securitizations were approximately $53 billion at January 31, 2015.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	January 31 2015	October 31 2014	January 31 2014
Financing receivables securitized (retail notes)	$3,905	$4,616	$3,502
Allowance for credit losses	(12)	(14)	(11)
Other assets	100	108	97
Total restricted securitized assets	$3,993	$4,710	$3,588

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	January 31 2015	October 31 2014	January 31 2014
Short-term securitization borrowings	$3,888	$4,559	$3,491
Accrued interest on borrowings	2	1	1
Total liabilities related to restricted securitized assets	$3,890	$4,560	$3,492

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At January 31, 2015, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(12)   Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 31 2015	October 31 2014	January 31 2014
Raw materials and supplies	$1,723	$1,724	$2,108
Work-in-process	697	654	847
Finished goods and parts	3,622	3,360	4,151
Total FIFO value	6,042	5,738	7,106
Less adjustment to LIFO value	1,515	1,528	1,551
Inventories	$4,527	$4,210	$5,555

(13) The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total
Balance October 31, 2013:
Goodwill	$302	$603	$905
Less accumulated impairment losses	60		60
Goodwill - net	242	603	845

Translation adjustments	(3)	(7)	(10)

Balance January 31, 2014:
Goodwill	299	596	895
Less accumulated impairment losses	60		60
Goodwill - net	$239	$596	$835

Balance October 31, 2014:
Goodwill	$235	$556	$791
Less accumulated impairment losses *
Goodwill - net	235	556	791

Translation adjustments	(8)	(42)	(50)

Balance January 31, 2015:
Goodwill - net	$227	$514	$741

*    Accumulated impairment losses were reduced by $60 million related to the divestiture of the Water operations, which occurred in May 2014.

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	January 31	October 31	January 31
	Years	2015	2014	2014
Amortized intangible assets:
Customer lists and relationships	15	$20	$20	$20
Technology, patents, trademarks and other	18	90	90	88
Total at cost		110	110	108
Less accumulated amortization **		48	45	37
Total		62	65	71
Unamortized intangible assets:
Licenses ***			4	4
Other intangible assets - net		$62	$69	$75

*                     Weighted-averages

**             Accumulated amortization at January 31, 2015, October 31, 2014 and January 31, 2014 for customer lists and relationships totaled $10 million, $9 million and $8 million and technology, patents, trademarks and other totaled $38 million, $36 million and $29 million, respectively.

***     Licenses were reduced by $4 million related to the Crop Insurance operations reclassification to assets held for sale (see Note 18).

The amortization of other intangible assets in the first quarter of 2015 and 2014 was $3 million and $2 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2015 - $8, 2016 - $10, 2017 - $9, 2018 - $6 and 2019 - $5.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $422 million and $360 million at January 31, 2015 and 2014, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended January 31
	2015	2014
Beginning of period balance	$1,234	$1,164
Payments	(178)	(189)
Amortization of premiums received	(41)	(28)
Accruals for warranties	181	185
Premiums received	45	46
Foreign exchange	(24)	(6)
End of period balance	$1,217	$1,172

At January 31, 2015, the Company had approximately $220 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At January 31, 2015, the Company had accrued losses of approximately $7 million under these agreements.  The maximum remaining term of the receivables guaranteed at January 31, 2015 was approximately five years.

At January 31, 2015, the Company had commitments of approximately $236 million for the construction and acquisition of property and equipment.  Also, at January 31, 2015, the Company had restricted assets of $115 million, primarily as collateral for borrowings and restricted other assets.  See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $40 million at January 31, 2015, for which it believes the probability for payment is substantially remote.  The accrued liability for these contingencies was not material at January 31, 2015.

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

(15)   The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	January 31, 2015		October 31, 2014		January 31, 2014
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables - net	$25,806	$25,733	$27,422	$27,337	$25,242	$25,129
Financing receivables securitized - net	3,893	3,868	4,602	4,573	3,491	3,463
Short-term securitization borrowings	3,888	3,891	4,559	4,562	3,491	3,492

Long-term borrowings due within one year:
Equipment operations	$216	$207	$243	$233	$815	$821
Financial services	4,660	4,669	4,730	4,743	4,501	4,511
Total	$4,876	$4,876	$4,973	$4,976	$5,316	$5,332

Long-term borrowings:
Equipment operations	$4,622	$5,344	$4,643	$5,095	$4,828	$5,102
Financial services	19,485	19,687	19,738	19,886	17,437	17,619
Total	$24,107	$25,031	$24,381	$24,981	$22,265	$22,721

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	January 31 2015 *	October 31 2014 *	January 31 2014 *

Marketable securities
Equity fund	$45	$45	$20
Fixed income fund		10
U.S. government debt securities	179	808	1,113
Municipal debt securities	29	34	36
Corporate debt securities	134	172	147
Mortgage-backed securities **	107	146	122
Total marketable securities	494	1,215	1,438
Other assets
Derivatives:
Interest rate contracts	478	319	329
Foreign exchange contracts	125	18	70
Cross-currency interest rate contracts	22	16	19
Total assets ***	$1,119	$1,568	$1,856

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$80	$81	$144
Foreign exchange contracts	49	29	24
Total liabilities	$129	$110	$168

*

All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $129 million, $741 million and $1,046 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively, and the equity fund of $45 million, $45 million and $20 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively, and the fixed income fund of $10 million at October 31, 2014. There were no transfers between Level 1 and Level 2 during the first three months of 2015 or 2014.

**	Primarily issued by U.S. government sponsored enterprises.

***

Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at January 31, 2015 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized Cost	Fair Value
Due in one year or less	$113	$113
Due after one through five years	70	73
Due after five through 10 years	110	117
Due after 10 years	34	39
Mortgage-backed securities	103	107
Debt securities	$430	$449

Fair value, nonrecurring, Level 3 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended
	January 31	October 31	January 31	January 31
	2015	2014	2014	2015	2014
Property and equipment - net		$53			$26

Other assets		$15

*                See financing receivables with specific allowances in Note 10 that were not significant.

The fair value measurement and impairment losses shown above were the result of changes in circumstances that indicate it was probable the future cash flows would not cover the carrying amounts of certain long-lived assets.  The non-cash charge of $26 million pretax and after-tax was recognized in the first quarter of 2014 in cost of sales.  The impairment was associated with the Company’s John Deere Water operations, which were included in the agriculture and turf operating segment.  The impairment was due to a decline in forecasted financial performance and a review of strategic options for the business, which was sold in May 2014.

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

Other Assets – The impairments are measured at the lower of the carrying amount, or fair value.  The valuations were based on a market approach.  The inputs include sales of comparable assets.

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 31, 2015, October 31, 2014 and January 31, 2014 were $2,550 million, $3,050 million and $3,600 million, respectively.  The notional amounts of cross-currency interest rate contracts at January 31, 2015, October 31, 2014 and January 31, 2014 were $70 million for all periods.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings.  These amounts offset the effects of interest rate or foreign currency changes on the related borrowings.  Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at January 31, 2015 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $5 million after-tax.  These contracts mature in up to 44 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at January 31, 2015, October 31, 2014 and January 31, 2014 were $8,408 million, $8,798 million and $8,185 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  During the first three months of 2015 and 2014, the ineffective portions were a gain of $3 million and a loss of $2 million, respectively.  The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense were as follows in millions of dollars:

	Three Months Ended January 31
	2015	2014
Interest rate contracts *	$176	$(69)
Borrowings **	(173)	67

*                Includes changes in fair values of interest rate contracts excluding net accrued interest income of $45 million and $36 million during the first three months of 2015 and 2014, respectively.

**        Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $70 million and $59 million during the first three months of 2015 and 2014, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at January 31, 2015, October 31, 2014 and January 31, 2014 were $6,252 million, $6,317 million and $5,636 million, the foreign exchange contracts were $3,939 million, $3,524 million and $4,274 million and the cross-currency interest rate contracts were $97 million, $98 million and $86 million, respectively.  At January 31, 2015, October 31, 2014 and January 31, 2014, there were also $1,502 million, $1,703 million and $1,458 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

Other Assets	January 31 2015	October 31 2014	January 31 2014
Designated as hedging instruments:
Interest rate contracts	$410	$266	$283
Cross-currency interest rate contracts	12	13	15
Total designated	422	279	298

Not designated as hedging instruments:
Interest rate contracts	68	53	46
Foreign exchange contracts	125	18	70
Cross-currency interest rate contracts	10	3	4
Total not designated	203	74	120

Total derivatives	$625	$353	$418

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$7	$35	$95
Total designated	7	35	95

Not designated as hedging instruments:
Interest rate contracts	73	46	49
Foreign exchange contracts	49	29	24
Total not designated	122	75	73

Total derivatives	$129	$110	$168

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or OCI	Three Months Ended January 31
	Classification	2015	2014
Fair Value Hedges:
Interest rate contracts	Interest	$221	$(33)

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(5)	(2)
Foreign exchange contracts	OCI (pretax) *	1	(3)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(3)	(4)
Foreign exchange contracts	Other operating*	1	(5)

Recognized Directly in Income
(Ineffective Portion)		**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$(13)	$2
Foreign exchange contracts	Cost of sales	45	56
Foreign exchange contracts	Other operating*	234	87
Total not designated		$266	$145

*                              Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**                      The amount is not significant.

Counterparty Risk and Collateral

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at January 31, 2015, October 31, 2014 and January 31, 2014, was $53 million, $57 million and $114 million, respectively.  The Company, due to its credit rating and amounts of net liability position, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to this liability position, prior to considering applicable netting provisions.

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

Derivatives are recorded without offsetting for netting arrangements or collateral.  The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid follows:

January 31, 2015	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Derivatives:
Assets	$625	$(82)	$(1)	$542
Liabilities	129	(82)		47

October 31, 2014	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Derivatives:
Assets	$353	$(76)	$(5)	$272
Liabilities	110	(76)		34

January 31, 2014	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Derivatives:
Assets	$418	$(113)	$(9)	$296
Liabilities	168	(113)		55

(17)   In December 2014, the Company granted stock options to employees for the purchase of 3.0 million shares of common stock at an exercise price of $88.19 per share and a binomial lattice model fair value of $19.67 per share at the grant date.  At January 31, 2015, options for 17.1 million shares were outstanding with a weighted-average exercise price of $75.35 per share.  The Company also granted 209 thousand restricted stock units to employees and non-employee directors in the first three months of 2015, of which 83 thousand are subject to service based only conditions, 63 thousand are subject to performance/service based conditions and 63 thousand are subject to market/service based conditions.  The fair value of the service based only units at the grant date was $88.04 per unit based on the market price of a share of underlying common stock.  The fair value of the performance/service based units at the grant date was $81.78 per unit based on the market price of a share of underlying common stock excluding dividends.  The fair value of the market/service based units at the grant date was $113.97 per unit based on a lattice valuation model excluding dividends.  At January 31, 2015, the Company was authorized to grant an additional 3.8 million shares related to stock option and restricted stock awards.

(18)   In December 2014, the Company entered into an agreement to sell all the stock of its wholly-owned subsidiaries, John Deere Insurance Company and John Deere Risk Protection, Inc. (collectively the Crop Insurance operations) to Farmers Mutual Hail Insurance Company of Iowa.  The Company is projecting to close the sale by April 2015 and does not anticipate a significant pretax or after-tax gain resulting from the sale.  These operations are reflected as assets and liabilities held for sale and are included in the Company’s financial services segment.  The sale is a result of the Company’s intention to invest its resources in growing its core businesses.

The carrying amounts of the major classes of assets and liabilities of the Crop Insurance operations that were classified as held for sale on the consolidated balance sheet in millions of dollars follow:

January 31, 2015
Cash and cash equivalents	$13
Marketable securities	79
Other receivables	265
Other intangible assets - net	4
Deferred income taxes	4
Other assets	20
Total assets held for sale	$385

Account payable and accrued expenses, and Total liabilities held for sale	$267

(19) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended January 31, 2015 and 2014

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2015	2014	2015	2014
Net Sales and Revenues
Net sales	$5,605.1	$6,948.5
Finance and interest income	20.5	17.2	$633.0	$569.2
Other income	160.0	150.5	64.9	64.4
Total	5,785.6	7,116.2	697.9	633.6

Costs and Expenses
Cost of sales	4,421.1	5,195.9
Research and development expenses	333.2	323.7
Selling, administrative and general expenses	540.2	643.2	121.2	126.0
Interest expense	71.0	75.3	122.9	107.8
Interest compensation to Financial Services	46.0	42.3
Other operating expenses	39.1	52.5	221.2	218.3
Total	5,450.6	6,332.9	465.3	452.1

Income of Consolidated Group before Income Taxes	335.0	783.3	232.6	181.5
Provision for income taxes	94.3	240.3	76.2	40.1
Income of Consolidated Group	240.7	543.0	156.4	141.4

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	156.8	142.2	.4	.8
Other	(10.6)	(3.9)
Total	146.2	138.3	.4	.8
Net Income	386.9	681.3	156.8	142.2
Less: Net income attributable to noncontrolling interests	.1	.2
Net Income Attributable to Deere & Company	$386.8	$681.1	$156.8	$142.2

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET (In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	January 31 2015	October 31 2014	January 31 2014	January 31 2015	October 31 2014	January 31 2014
Assets
Cash and cash equivalents	$2,844.4	$2,569.2	$2,659.7	$1,130.4	$1,217.8	$529.0
Marketable securities	100.0	700.4	1,008.3	393.8	514.7	430.2
Receivables from unconsolidated subsidiaries and affiliates	2,592.9	3,663.9	3,334.4
Trade accounts and notes receivable - net	547.5	706.0	848.3	3,847.2	3,554.4	3,827.9
Financing receivables - net	8.7	18.5	9.1	25,797.2	27,403.7	25,233.2
Financing receivables securitized - net				3,893.3	4,602.3	3,490.9
Other receivables	863.9	848.0	842.0	82.6	659.0	342.3
Equipment on operating leases - net				3,834.6	4,015.5	3,026.0
Inventories	4,527.1	4,209.7	5,554.6
Property and equipment - net	5,293.4	5,522.5	5,294.0	54.1	55.3	57.0
Investments in unconsolidated subsidiaries and affiliates	4,997.0	5,106.5	4,764.4	10.2	10.9	10.9
Goodwill	741.3	791.2	834.6
Other intangible assets - net	62.3	64.8	70.6		4.0	4.0
Retirement benefits	283.8	263.5	548.3	30.9	32.9	36.8
Deferred income taxes	2,923.2	2,981.9	2,563.3	68.7	64.9	65.8
Other assets	926.8	850.6	702.4	847.7	648.2	644.1
Assets held for sale				384.9
Total Assets	$26,712.3	$28,296.7	$29,034.0	$40,375.6	$42,783.6	$37,698.1

Liabilities and Stockholders’ Equity
Short-term borrowings	$1,079.2	$434.1	$1,759.6	$7,543.5	$7,585.1	$6,897.7
Short-term securitization borrowings				3,887.9	4,558.5	3,490.8
Payables to unconsolidated subsidiaries and affiliates	119.2	101.0	89.1	2,565.6	3,633.7	3,299.2
Accounts payable and accrued expenses	6,146.2	7,518.4	6,678.6	1,363.2	2,027.0	1,640.0
Deferred income taxes	79.7	87.1	81.3	474.9	344.1	379.2
Long-term borrowings	4,622.0	4,642.5	4,828.2	19,484.7	19,738.2	17,437.0
Retirement benefits and other liabilities	6,417.2	6,448.1	5,339.4	83.4	82.8	76.4
Liabilities held for sale				266.8
Total liabilities	18,463.5	19,231.2	18,776.2	35,670.0	37,969.4	33,220.3

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at January 31, 2015 — 536,431,204)	3,714.0	3,675.4	3,571.3	2,030.8	2,023.1	1,992.8
Common stock in treasury	(13,408.2)	(12,834.2)	(10,643.1)
Retained earnings	22,185.2	22,004.4	20,136.9	2,816.8	2,811.8	2,479.5
Accumulated other comprehensive income (loss)	(4,245.0)	(3,783.0)	(2,809.4)	(142.0)	(20.7)	5.5
Total Deere & Company stockholders’ equity	8,246.0	9,062.6	10,255.7	4,705.6	4,814.2	4,477.8
Noncontrolling interests	2.8	2.9	2.1
Total stockholders’ equity	8,248.8	9,065.5	10,257.8	4,705.6	4,814.2	4,477.8
Total Liabilities and Stockholders’ Equity	$26,712.3	$28,296.7	$29,034.0	$40,375.6	$42,783.6	$37,698.1

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued) STATEMENT OF CASH FLOWS For the Three Months Ended January 31, 2015 and 2014
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2015	2014	2015	2014
Cash Flows from Operating Activities
Net income	$386.9	$681.3	$156.8	$142.2
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	(.4)	.1	1.4	2.4
Provision for depreciation and amortization	209.8	229.7	161.2	136.3
Impairment charges		26.3
Undistributed earnings of unconsolidated subsidiaries and affiliates	5.3	(138.4)	(.4)	(.8)
Provision (credit) for deferred income taxes	55.8	(3.8)	120.3	(4.7)
Changes in assets and liabilities:
Trade receivables	109.2	167.0
Insurance receivables			256.5	101.9
Inventories	(508.1)	(721.1)
Accounts payable and accrued expenses	(1,082.2)	(1,169.7)	(282.9)	(117.0)
Accrued income taxes payable/receivable	(182.7)	124.5	(2.8)	13.0
Retirement benefits	80.8	49.7	3.6	3.7
Other	108.5	36.8	11.8	(9.2)
Net cash provided by (used for) operating activities	(817.1)	(717.6)	425.5	267.8

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			5,038.2	5,008.5
Proceeds from maturities and sales of marketable securities	600.0	400.0	73.4	3.6
Proceeds from sales of equipment on operating leases			242.1	276.4
Proceeds from sales of businesses, net of cash sold		303.7
Cost of receivables acquired (excluding trade and wholesale)			(3,936.7)	(4,529.1)
Purchases of marketable securities		(203.7)	(19.3)	(18.7)
Purchases of property and equipment	(183.6)	(250.5)	(.4)	(.2)
Cost of equipment on operating leases acquired			(429.2)	(407.9)
Decrease (increase) in trade and wholesale receivables			80.9	(149.0)
Other	(23.1)	(44.3)	(31.8)	(48.4)
Net cash provided by investing activities	393.3	205.2	1,017.2	135.2

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	707.2	703.1	(497.4)	(1,439.8)
Change in intercompany receivables/payables	873.6	79.2	(873.6)	(79.2)
Proceeds from long-term borrowings	1.5	6.0	1,226.3	2,235.1
Payments of long-term borrowings	(16.2)	(15.9)	(1,218.1)	(1,084.1)
Proceeds from issuance of common stock	44.7	54.3
Repurchases of common stock	(604.7)	(477.3)
Dividends paid	(209.9)	(192.5)	(151.6)
Excess tax benefits from share-based compensation	6.3	14.6
Other	(16.6)	(6.0)	2.1	29.5
Net cash provided by (used for) financing activities	785.9	165.5	(1,512.3)	(338.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(86.9)	(16.7)	(17.8)	(16.3)
Net Increase (Decrease) in Cash and Cash Equivalents	275.2	(363.6)	(87.4)	48.2
Cash and Cash Equivalents at Beginning of Period	2,569.2	3,023.3	1,217.8	480.8
Cash and Cash Equivalents at End of Period	$2,844.4	$2,659.7	$1,130.4	$529.0

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

Item 2.                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Organization

The Company’s equipment operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors.  The equipment operations manufacture and distribute a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of equipment for construction and forestry.  The Company’s financial services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the equipment operations.  In addition, financial services offer extended equipment warranties.  The information in the following discussion is presented in a format that includes information grouped as consolidated, equipment operations and financial services.  The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada.  The Company’s operating segments consist of agriculture and turf, construction and forestry, and financial services.

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease 25 to 30 percent for 2015.  Industry sales in the European Union (EU)28 nations are forecast to decrease about 10 percent.  South American industry sales of tractors and combines are projected to decrease 10 to 15 percent.  Industry sales in the Commonwealth of Independent States are expected to be significantly lower in 2015, while Asian sales are projected to be down slightly.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to up 5 percent in 2015.  The Company’s agriculture and turf segment sales decreased 27 percent for the first quarter of 2015 and are forecast to decrease by about 23 percent for fiscal year 2015.  Construction equipment markets reflect economic growth and higher housing starts in the U.S. offset in part by weakening conditions in the energy sector and energy-producing regions.  Global forestry sales are expected to remain the same as the attractive levels of 2014.  The Company’s construction and forestry segment sales increased 13 percent in the first quarter of 2015 and are forecast to increase by about 5 percent for fiscal year 2015.  Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $630 million in 2015.

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

The Company’s results reflected weaker conditions in the global farm sector, which negatively affected demand for agricultural machinery, particularly larger models.  The construction and forestry and financial services segments improved profits during the same period.  Even with the weaker agriculture sector, the Company expects to remain solidly profitable in 2015.  The Company’s plans to reach out to new markets and customers are making progress.  Global population growth and rising living standards provide confidence the Company is well positioned to earn solid returns through the business cycle and to benefit from the world’s need for productive equipment in the future.

2015 Compared with 2014

Net income attributable to Deere & Company was $386.8 million, or $1.12 per share, for the first quarter of 2015, compared with $681.1 million, or $1.81 per share, for the same period last year.  Worldwide net sales and revenues for the first quarter decreased 17 percent to $6,383 million, compared with $7,654 million in 2014.  Net sales of the equipment operations declined 19 percent to $5,605 million for the first quarter of 2015, compared with $6,949 million a year ago, which included price increases of 1 percent and an unfavorable currency translation effect of 2 percent.  Equipment net sales in the U.S. and Canada decreased 14 percent for the first quarter of 2015.  Outside the U.S. and Canada, net sales decreased 28 percent for the first quarter, including an unfavorable currency translation effect of 5 percent.

The Company’s equipment operations reported operating profit of $414 million for the first quarter, compared with $891 million for the same period last year.  The decline for the quarter was due primarily to lower shipment volumes and the impact of a less favorable product mix, partially offset by lower selling, administrative and general expenses and price realization.  Net income of the Company’s equipment operations was $241 million for the first quarter of 2015, compared with $543 million last year.

The Company’s financial services operations reported net income attributable to Deere & Company of $156.8 million for the first quarter of 2015, compared with $142.2 million last year.  The improvement was primarily related to growth in the credit portfolio and higher insurance margins, partially offset by less favorable financing spreads.  Last year’s results also benefited from a more favorable effective tax rate.

Business Segment Results

•                       Agriculture and Turf.  Segment sales decreased 27 percent for the first quarter of 2015 due largely to lower shipment volumes, the previously announced sales of John Deere Landscapes and John Deere Water and the unfavorable effects of currency translation.  These factors were partially offset by price realization.  Operating profit was $268 million, compared with $797 million for the same quarter last year.  The decline was due primarily to reduced shipment volumes and a less favorable sales mix, partially offset by lower selling, administrative and general expenses and price realization.

•                       Construction and Forestry.  Segment sales increased 13 percent for the first quarter mainly as a result of higher shipment volumes.  Operating profit was $146 million for the quarter, compared with $94 million in 2014.  The improvement was due to higher shipment volumes, partially offset by higher sales incentive costs and the unfavorable effects of foreign-currency exchange.

•                       Financial Services.  The operating profit of the financial services segment was $233 million for the first quarter of 2015, compared with $182 million in the same period last year.  The increase was primarily due to growth in the credit portfolio and higher insurance margins, partially offset by less favorable financing spreads.  Total financial services revenues, including intercompany revenues, increased 10 percent to $698 million in the current quarter from $634 million in the first quarter of 2014.  The average balance of receivables and leases financed was 6 percent higher in the first quarter, compared with the same period last year.  Interest expense increased 14 percent in the first quarter, compared with last year, primarily as a result of higher average borrowings.  The financial services’ consolidated ratio of earnings to fixed charges was 3.07 to 1 for the first quarter this year, compared with 2.82 to 1 in the same period last year.

The cost of sales to net sales ratios for the first quarter of 2015 and 2014 were 78.9 percent and 74.8 percent, respectively.  The increase was due primarily to a less favorable product mix, partially offset by price realization.

Finance and interest income increased in the first quarter of 2015 due to a larger average credit portfolio, partially offset by lower average financing rates.  Selling, administrative and general expenses decreased due primarily to the deconsolidation of Landscapes and Water.  Interest expense increased due to higher average borrowings.

Market Conditions and Outlook

Company equipment sales are projected to decrease about 17 percent for fiscal year 2015 and be about 19 percent lower for the second quarter, compared with the same periods of 2014.  For the fiscal year, net income attributable to Deere & Company is anticipated to be approximately $1,800 million.

•                       Agriculture and Turf.  Worldwide sales of the Company’s agriculture and turf segment are forecast to decrease by about 23 percent for fiscal year 2015, including a negative currency translation effect of about 4 percent.  Lower commodity prices and falling farm incomes are putting pressure on demand for agricultural machinery, especially for larger models.  Conditions are more positive in the U.S. livestock sector, supporting the sale of smaller sizes of equipment.  Based on these factors, industry sales for agricultural machinery in the U.S. and Canada are forecast to be down 25 to 30 percent for the fiscal year.  Fiscal year industry sales in the EU28 are forecast to decrease about 10 percent with the decline attributable to lower crop prices and farm incomes as well as pressure on the dairy sector.  In South America, industry sales of tractors and combines are projected to decrease 10 to 15 percent due to economic uncertainty in Brazil.  Industry sales in the Commonwealth of Independent States are expected to be down significantly due to economic pressures and tight credit conditions in the region.  Asian sales are projected to decrease slightly, with most of the decline occurring in China and India.  In the U.S. and Canada, industry sales of turf and utility equipment are expected to be about the same to up about 5 percent for 2015, benefiting from general economic growth.

•                       Construction and Forestry.  The Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 5 percent for 2015.  The increase reflects economic growth and higher housing starts in the U.S. offset in part by weakening conditions in the energy sector and energy-producing regions.  Global forestry sales are expected to hold steady with the attractive levels of 2014, as gains in the U.S. and Europe are offset by declines elsewhere.

•                       Financial Services.  Fiscal year 2015 net income attributable to Deere & Company for the financial services segment is expected to be approximately $630 million.  The outlook reflects the expected impact of the previously announced agreement to sell the Crop Insurance operations and growth in the average credit portfolio.  These factors are projected to be partially offset by lower financing spreads, an expected increase in the provision for credit losses from the low level in 2014 and a less favorable tax rate.

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

The Company’s agricultural equipment business is subject to a number of uncertainties including the many interrelated factors that affect farmers’ confidence.  These factors include demand for agricultural products, world grain stocks, weather conditions (including its effects on timely planting and harvesting), soil conditions (including low subsoil moisture), harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs and policies (including those in Argentina, Brazil, China, the European Union, India, Russia and the U.S.), international reaction to such programs, changes in and effects of crop insurance programs, global trade agreements, animal diseases and their effects on poultry, beef and pork consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the Company’s turf and utility equipment include consumer confidence, weather conditions, customer profitability, consumer borrowing patterns, consumer purchasing preferences, housing starts, infrastructure investment, spending by municipalities and golf courses, and consumable input costs.

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

All of the Company’s businesses and its reported results are affected by general economic conditions in the global markets and industries in which the Company operates, especially material changes in economic activity in these markets and industries; customer confidence in general economic conditions; foreign currency exchange rates and their volatility, especially fluctuations in the value of the U.S. dollar; interest rates; and inflation and deflation rates.  Government spending and taxing could adversely affect the economy, employment, consumer and corporate spending, and Company results.

Customer and Company operations and results could be affected by changes in weather patterns (including the effects of drought and drier than normal conditions in certain markets); the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts and the threat thereof and the response thereto; natural disasters; and the spread of major epidemics.

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

Additional factors that could materially affect the Company’s operations, access to capital, expenses and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas, and governmental programs, policies, tariffs and sanctions in particular jurisdictions or for the benefit of certain industries or sectors (including protectionist, economic, punitive and expropriation policies and trade and licensing restrictions that could disrupt international commerce); actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission (SEC), the U.S. Commodity Futures Trading Commission and other financial regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions, carbon and other greenhouse gas emissions, noise and the effects of climate change; changes in labor regulations; changes to accounting standards; changes in tax rates, estimates, and regulations and Company actions related thereto; compliance with U.S. and foreign laws when expanding to new markets and otherwise; and actions by other regulatory bodies including changes in laws and regulations affecting the sectors in which the Company operates.  Trade, financial and other sanctions imposed by the U.S., the European Union, Russia and other countries could negatively impact Company assets, operations, sales, forecasts and results.  Customer and Company operations and results also could be affected by changes to GPS radio frequency bands or their permitted uses.

Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the Company’s supply chain or the loss of liquidity by suppliers; the failure of suppliers to comply with laws, regulations and Company policy pertaining to employment, human rights, health, safety, the environment and other ethical business practices; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits or other legal proceedings; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; changes in customer product preferences and sales mix whether as a result of changes in equipment design to meet government regulations or for other reasons; gaps or limitations in rural broadband coverage, capacity and speed needed to support technology solutions; oil and energy prices,  supplies and volatility; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations and contracts; acquisitions and divestitures of businesses; the integration of new businesses; the implementation of organizational changes; difficulties related to the conversion and implementation of enterprise resource planning systems that disrupt business, negatively impact supply or distribution relationships or create higher than expected costs; security breaches and other disruptions to the Company’s information technology infrastructure; and changes in Company declared dividends and common stock issuances and repurchases.

Company results are also affected by changes in the level and funding of employee retirement benefits, changes in market values of investment assets, the level of interest and discount rates, and compensation, retirement and mortality rates which impact retirement benefit costs, and significant changes in health care costs including those which may result from governmental action.

The liquidity and ongoing profitability of John Deere Capital Corporation (Capital Corporation) and other credit subsidiaries depend largely on timely access to capital in order to meet future cash flow requirements, to fund operations and costs associated with engaging in diversified funding activities, and to fund purchases of the Company’s products.  If general economic conditions deteriorate or capital markets become volatile, funding could be unavailable or insufficient.  Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact write-offs and provisions for credit losses.

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

Consolidated

Negative cash flows from consolidated operating activities in the first three months of 2015 were $510 million.  This resulted primarily from a decrease in accounts payable and accrued expenses, a seasonal increase in inventories and a change in accrued income taxes payable/receivable, which were partially offset by net income adjusted for non-cash provisions, a decrease in receivables related to sales and a decrease in insurance receivables.  Cash inflows from investing activities were $1,385 million in the first three months of this year, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $962 million, proceeds from maturities and sales exceeding purchases of marketable securities by $654 million, partially offset by purchases of property and equipment of $184 million.  Negative cash flows from financing activities were $583 million in the first three months of 2015, primarily due to repurchases of common stock of $605 million, dividends paid of $210 million, partially offset by an increase in borrowings of $203 million and proceeds from issuance of common stock of $45 million (resulting from the exercise of stock options).  Cash and cash equivalents increased $188 million during the current quarter.

Negative cash flows from consolidated operating activities in the first three months of 2014 were $746 million.  This resulted primarily from a decrease in accounts payable and accrued expenses and a seasonal increase in inventories, which were partially offset by net income adjusted for non-cash provisions, a change in accrued income taxes payable/receivable, a decrease in receivables related to sales and a decrease in insurance receivables.  Cash inflows from investing activities were $673 million in the first three months of 2014, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $495 million, proceeds from sales of businesses of $304 million, proceeds from maturities and sales exceeding purchases of marketable securities by $181 million, partially offset by purchases of property and equipment of $251 million.  Negative cash flows from financing activities were $210 million in the first three months of 2014, primarily due to repurchases of common stock of $477 million, dividends paid of $193 million, partially offset by an increase in borrowings of $404 million and proceeds from issuance of common stock of $54 million (resulting from the exercise of stock options).  Cash and cash equivalents decreased $315 million during the first quarter of 2014.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at January 31, 2015, October 31, 2014 and January 31, 2014 was $3,403 million, $2,633 million and $2,932 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,469 million, $5,002 million and $4,627 million, respectively.  The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $956 million, $1,025 million and $575 million at January 31, 2015, October 31, 2014 and January 31, 2014, respectively.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Worldwide lines of credit totaled $6,344 million at January 31, 2015, $2,598 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization.  Included in the total credit lines at January 31, 2015 were long-term credit facility agreements of $2,500 million, expiring in April 2018, and $2,500 million, expiring in April 2019.  In February 2015, the Company revised its credit facility agreements, which increased and extended the agreements to $2,900 million, expiring in April 2019, and $2,900 million, expiring in April 2020.  These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 31, 2015 was $9,424 million.  Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $17,501 million at January 31, 2015.  All of these requirements of the credit agreement have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $57 million during the first three months of 2015.  These receivables decreased $382 million, compared to a year ago, primarily due to lower shipment volumes and currency translation.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 11 percent at January 31, 2015, compared to 10 percent at October 31, 2014 and 11 percent at January 31, 2014.  Agriculture and turf trade receivables decreased $364 million and construction and forestry receivables decreased $18 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at January 31, 2015, October 31, 2014 and January 31, 2014.

Deere & Company stockholders’ equity was $8,246 million at January 31, 2015, compared with $9,063 million at October 31, 2014 and $10,256 million at January 31, 2014.  The decrease of $817 million during the first quarter of 2015 resulted primarily from an increase in treasury stock of $574 million, a change in cumulative translation adjustment of $510 million and dividends declared of $206 million, which were partially offset by net income attributable to Deere & Company of $387 million, a change in the retirement benefits adjustment of $42 million and an increase in common stock of $39 million.

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

Cash used for operating activities of the equipment operations, including intercompany cash flows, in the first three months of 2015 was $817 million.  This resulted primarily from a decrease in accounts payable and accrued expenses, a seasonal increase in inventories and a change in accrued income taxes payable/receivable.  Partially offsetting these operating cash outflows were positive cash flows from net income adjusted for non-cash provisions and a reduction in trade receivables.

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

Trade receivables held by the equipment operations decreased $159 million during the first three months and decreased $301 million from a year ago.  The equipment operations sell a significant portion of their trade receivables to financial services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $317 million during the first three months, primarily due to a seasonal increase, partially offset by currency translation.  Inventories decreased $1,028 million, compared to a year ago, primarily due to lower shipment and production volumes and currency translation.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 25 percent at January 31, 2015, compared to 23 percent at October 31, 2014 and 27 percent at January 31, 2014.

Total interest-bearing debt of the equipment operations was $5,701 million at January 31, 2015, compared with $5,077 million at the end of fiscal year 2014 and $6,588 million at January 31, 2014.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 41 percent, 36 percent and 39 percent at January 31, 2015, October 31, 2014 and January 31, 2014, respectively.

Property and equipment cash expenditures for the equipment operations in the first three months of 2015 were $184 million, compared with $251 million in the first quarter last year.  Capital expenditures for the equipment operations in 2015 are estimated to be approximately $850 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and borrowings from Deere & Company.

During the first quarter of 2015, the cash provided by operating and investing activities was used for financing activities.  Cash flows provided by operating activities, including intercompany cash flows, were $426 million in the current quarter.  Cash provided by investing activities totaled $1,017 million in the first three months of 2015 primarily due to the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of these receivables and cost of equipment on operating leases acquired by $914 million and a decrease in trade and wholesale receivables of $81 million.  Cash used for financing activities totaled $1,512 million, resulting primarily from a decrease in borrowings from Deere & Company of $874 million, a decrease in external borrowings of $489 million and dividends paid to Deere & Company of $152 million.  Cash and cash equivalents decreased $87 million in the current quarter.

During the first quarter of 2014, the cash provided by operating and investing activities was used for financing activities.  Cash flows provided by operating activities, including intercompany cash flows, were $268 million in the first quarter of 2014.  Cash provided by investing activities totaled $135 million in the first three months of 2014 primarily due to the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of these receivables and cost of equipment on operating leases acquired by $348 million, partially offset by an increase in trade and wholesale receivables of $149 million and other miscellaneous investing activities of $48 million.  Cash used for financing activities totaled $339 million, resulting primarily from a decrease in external borrowings of $289 million and a decrease in borrowings from Deere & Company of $79 million.  Cash and cash equivalents increased $48 million in the first quarter of 2014.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases.  During the first quarter of 2015, total receivables and leases decreased $2,204 million, primarily due to lower acquisition volumes and seasonal payments on revolving charge accounts.  In the past 12 months, receivables and leases increased $1,794 million.  Acquisition volumes of receivables (excluding trade and wholesale) and leases were 12 percent lower in the first three months of 2015, compared with the same period last year, as volumes of retail notes and financing leases were lower, while volumes of revolving charge accounts and operating leases were higher.  The amount of total trade receivables and wholesale notes also decreased, compared to October 31, 2014, and was approximately the same as at January 31, 2014.  Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $37,421 million at January 31, 2015, compared with $39,629 million at October 31, 2014 and $35,653 million at January 31, 2014.  At January 31, 2015, the unpaid balance of all receivables administered but not owned was $49 million, compared with $53 million at October 31, 2014 and $75 million at January 31, 2014.

Total external interest-bearing debt of the financial services operations was $30,916 million at January 31, 2015, compared with $31,882 million at the end of fiscal year 2014 and $27,826 million at January 31, 2014.  Total external borrowings have changed generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company and the change in investment from Deere & Company.  The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.1 to 1 at January 31, 2015, compared with 7.4 to 1 at October 31, 2014 and 7.0 to 1 at January 31, 2014.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11).  During November 2014, the agreement was renewed with a total capacity, or “financing limit,” of $3,500 million of secured financings at any time.  After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At January 31, 2015, $1,389 million of secured short-term borrowings was outstanding under the agreement.

In the first three months of 2015, the financial services operations retired $671 million of retail note securitization borrowings.  In addition, during the first three months of 2015, the financial services operations issued $1,226 million and retired $1,218 million of long-term borrowings, which were primarily medium-term notes.

Dividends and Other Events

The Company’s Board of Directors at its meeting on February 25, 2015 declared a quarterly dividend of $.60 per share payable May 1, 2015 to stockholders of record on March 31, 2015.

In February 2015, the Company’s financial services operations entered into a retail note securitization transaction resulting in securitization borrowings of approximately $600 million.

Item 3.                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A).  There has been no material change in this information.

Item 4.                            CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of January 31, 2015, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.  The Company implemented a new system for the worldwide financial consolidation and reporting.  The Company began using this system to combine worldwide results for the fiscal year beginning on November 1, 2014.  During the first quarter, there were no other changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2015 were as follows:

Period	Total Number of Shares Purchased (2) (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Nov 1 to Nov 30	1,344	$87.21	1,344	71.8

Dec 1 to Dec 31	1,967	88.49	1,943	69.7

Jan 1 to Jan 31	3,620	86.59	3,620	66.1

Total	6,931		6,907

(1)     During the first quarter of 2015, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock.  The maximum number of shares above that may yet be purchased under these plans was based on the end of the first quarter closing share price of $85.19 per share.  At the end of the first quarter of 2015, $5,600 million of common stock remain to be purchased under the plans.

(2)     In December 2014, approximately 24 thousand shares were purchased from plan participants to pay payroll taxes on certain restricted stock awards.  All the shares were valued at the weighted-average market price of $87.10.

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

DEERE & COMPANY

Date:	February 26, 2015	By:	/s/ R. Kalathur
R. Kalathur Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws as amended

4	Not applicable

10.1

2019 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities, Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 23, 2015.

10.2

2020 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities, Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 23, 2015.

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