Form 10-Q
period 2015-04-30
DEERE & CO
filed 2015-05-28
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

Yes          No         X

At April 30, 2015, 333,871,447 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits:  Page 52

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended April 30, 2015 and 2014
(In millions of dollars and shares except per share amounts) Unaudited

	2015	2014

Net Sales and Revenues
Net sales	$7,398.5	$9,246.2
Finance and interest income	576.3	544.1
Other income	195.9	157.6
Total	8,170.7	9,947.9

Costs and Expenses
Cost of sales	5,694.2	6,871.8
Research and development expenses	341.1	354.1
Selling, administrative and general expenses	740.0	846.5
Interest expense	165.5	165.8
Other operating expenses	212.9	245.9
Total	7,153.7	8,484.1

Income of Consolidated Group before Income Taxes	1,017.0	1,463.8
Provision for income taxes	324.0	479.0
Income of Consolidated Group	693.0	984.8
Equity in loss of unconsolidated affiliates	(2.2)	(3.6)
Net Income	690.8	981.2
Less: Net income attributable to noncontrolling interests	.3	.5
Net Income Attributable to Deere & Company	$690.5	$980.7

Per Share Data
Basic	$2.05	$2.67
Diluted	$2.03	$2.65

Average Shares Outstanding
Basic	337.1	366.6
Diluted	339.7	369.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended April 30, 2015 and 2014
(In millions of dollars) Unaudited

	2015	2014

Net Income	$690.8	$981.2

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	20.9	37.6
Cumulative translation adjustment	(66.6)	106.5
Unrealized gain (loss) on derivatives	1.3	(.6)
Unrealized gain (loss) on investments	(4.2)	2.4
Other Comprehensive Income (Loss), Net of Income Taxes	(48.6)	145.9

Comprehensive Income of Consolidated Group	642.2	1,127.1
Less: Comprehensive income attributable to noncontrolling interests	.3	.5
Comprehensive Income Attributable to Deere & Company	$641.9	$1,126.6

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Six Months Ended April 30, 2015 and 2014
(In millions of dollars and shares except per share amounts) Unaudited

	2015	2014
Net Sales and Revenues
Net sales	$13,003.6	$16,194.8
Finance and interest income	1,169.9	1,075.6
Other income	380.3	331.6
Total	14,553.8	17,602.0

Costs and Expenses
Cost of sales	10,114.8	12,067.3
Research and development expenses	674.3	677.8
Selling, administrative and general expenses	1,398.9	1,612.5
Interest expense	345.6	337.5
Other operating expenses	435.5	478.2
Total	12,969.1	15,173.3

Income of Consolidated Group before Income Taxes	1,584.7	2,428.7
Provision for income taxes	494.6	759.6
Income of Consolidated Group	1,090.1	1,669.1
Equity in loss of unconsolidated affiliates	(12.4)	(6.6)
Net Income	1,077.7	1,662.5
Less: Net income attributable to noncontrolling interests	.5	.7
Net Income Attributable to Deere & Company	$1,077.2	$1,661.8

Per Share Data
Basic	$3.17	$4.50
Diluted	$3.14	$4.46

Average Shares Outstanding
Basic	340.2	369.2
Diluted	342.8	372.6

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Six Months Ended April 30, 2015 and 2014
(In millions of dollars) Unaudited

	2015	2014

Net Income	$1,077.7	$1,662.5

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	63.2	87.7
Cumulative translation adjustment	(577.0)	(61.5)
Unrealized gain (loss) on derivatives	(.2)	2.3
Unrealized gain on investments	3.1	1.1
Other Comprehensive Income (Loss), Net of Income Taxes	(510.9)	29.6

Comprehensive Income of Consolidated Group	566.8	1,692.1
Less: Comprehensive income attributable to noncontrolling interests	.2	.7
Comprehensive Income Attributable to Deere & Company	$566.6	$1,691.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited

	April 30	October 31	April 30
	2015	2014	2014
Assets
Cash and cash equivalents	$4,355.4	$3,787.0	$3,078.5
Marketable securities	392.9	1,215.1	1,571.7
Receivables from unconsolidated affiliates	46.4	30.2	38.3
Trade accounts and notes receivable - net	4,717.1	3,277.6	5,119.7
Financing receivables - net	24,745.8	27,422.2	25,496.1
Financing receivables securitized - net	4,741.1	4,602.3	4,345.4
Other receivables	873.4	1,500.3	1,194.2
Equipment on operating leases - net	4,195.2	4,015.5	3,203.8
Inventories	4,624.2	4,209.7	5,849.6
Property and equipment - net	5,245.1	5,577.8	5,373.1
Investments in unconsolidated affiliates	299.2	303.2	308.5
Goodwill	737.0	791.2	839.6
Other intangible assets - net	60.4	68.8	71.2
Retirement benefits	313.9	262.0	580.7
Deferred income taxes	2,659.4	2,776.6	2,458.1
Other assets	1,587.5	1,496.9	1,249.2
Assets held for sale			84.7
Total Assets	$59,594.0	$61,336.4	$60,862.4

Liabilities and Stockholders’ Equity
Short-term borrowings	$8,989.0	$8,019.2	$8,763.0
Short-term securitization borrowings	4,702.7	4,558.5	4,329.5
Payables to unconsolidated affiliates	130.1	101.0	134.5
Accounts payable and accrued expenses	7,260.2	8,554.1	8,150.3
Deferred income taxes	149.3	160.9	162.0
Long-term borrowings	23,622.8	24,380.7	23,166.9
Retirement benefits and other liabilities	6,563.9	6,496.5	5,438.8
Liabilities held for sale			49.8
Total liabilities	51,418.0	52,270.9	50,194.8

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at April 30, 2015 – 536,431,204)	3,745.2	3,675.4	3,621.6
Common stock in treasury	(13,951.2)	(12,834.2)	(11,224.1)
Retained earnings	22,673.4	22,004.4	20,931.3
Accumulated other comprehensive income (loss)	(4,293.6)	(3,783.0)	(2,663.5)
Total Deere & Company stockholders’ equity	8,173.8	9,062.6	10,665.3
Noncontrolling interests	2.2	2.9	2.3
Total stockholders’ equity	8,176.0	9,065.5	10,667.6
Total Liabilities and Stockholders’ Equity	$59,594.0	$61,336.4	$60,862.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Six Months Ended April 30, 2015 and 2014
(In millions of dollars) Unaudited

	2015	2014
Cash Flows from Operating Activities
Net income	$1,077.7	$1,662.5
Adjustments to reconcile net income to net cash used for operating activities:
Provision for credit losses	15.1	9.8
Provision for depreciation and amortization	682.9	630.3
Impairment charges		62.3
Share-based compensation expense	28.7	44.7
Undistributed earnings of unconsolidated affiliates	8.8	7.9
Provision (credit) for deferred income taxes	117.8	(138.0)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(860.8)	(1,692.8)
Insurance receivables	333.4	175.4
Inventories	(932.9)	(1,268.2)
Accounts payable and accrued expenses	(698.3)	(578.7)
Accrued income taxes payable/receivable	(76.3)	86.8
Retirement benefits	186.6	138.0
Other	(37.4)	28.1
Net cash used for operating activities	(154.7)	(831.9)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	8,332.4	8,344.7
Proceeds from maturities and sales of marketable securities	791.9	611.3
Proceeds from sales of equipment on operating leases	552.3	570.9
Proceeds from sales of businesses, net of cash sold	148.8	307.2
Cost of receivables acquired (excluding receivables related to sales)	(7,426.1)	(8,409.3)
Purchases of marketable securities	(33.9)	(562.8)
Purchases of property and equipment	(324.3)	(426.2)
Cost of equipment on operating leases acquired	(830.2)	(618.1)
Other	(58.9)	(85.1)
Net cash provided by (used for) investing activities	1,152.0	(267.4)

Cash Flows from Financing Activities
Increase in total short-term borrowings	1,147.0	956.7
Proceeds from long-term borrowings	2,512.2	4,253.8
Payments of long-term borrowings	(2,453.3)	(3,135.5)
Proceeds from issuance of common stock	86.1	108.7
Repurchases of common stock	(1,173.9)	(1,093.4)
Dividends paid	(415.8)	(382.3)
Excess tax benefits from share-based compensation	11.7	24.2
Other	(39.1)	(32.9)
Net cash provided by (used for) financing activities	(325.1)	699.3

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(103.8)	(25.5)

Net Increase (Decrease) in Cash and Cash Equivalents	568.4	(425.5)
Cash and Cash Equivalents at Beginning of Period	3,787.0	3,504.0
Cash and Cash Equivalents at End of Period	$4,355.4	$3,078.5

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Six Months Ended April 30, 2014 and 2015

(In millions of dollars) Unaudited

		Deere & Company Stockholders
	Total Stockholders’ Equity	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests

Balance October 31, 2013	$10,267.7	$3,524.2	$(10,210.9)	$19,645.6	$(2,693.1)	$1.9
Net income	1,662.5			1,661.8		.7
Other comprehensive income	29.6				29.6
Repurchases of common stock	(1,093.4)		(1,093.4)
Treasury shares reissued	80.2		80.2
Dividends declared	(376.4)			(376.1)		(.3)
Stock options and other	97.4	97.4
Balance April 30, 2014	$10,667.6	$3,621.6	$(11,224.1)	$20,931.3	$(2,663.5)	$2.3

Balance October 31, 2014	$9,065.5	$3,675.4	$(12,834.2)	$22,004.4	$(3,783.0)	$2.9
Net income	1,077.7			1,077.2		.5
Other comprehensive loss	(510.9)				(510.6)	(.3)
Repurchases of common stock	(1,173.9)		(1,173.9)
Treasury shares reissued	56.9		56.9
Dividends declared	(408.9)			(408.0)		(.9)
Stock options and other	69.6	69.8		(.2)
Balance April 30, 2015	$8,176.0	$3,745.2	$(13,951.2)	$22,673.4	$(4,293.6)	$2.2

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $276 million and $272 million in the first six months of 2015 and 2014, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $39 million and $44 million at April 30, 2015 and 2014, respectively.

(3)                  New accounting standards to be adopted are as follows:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In April 2015, the FASB issued a proposed ASU to defer the effective date by one year.  If the proposed ASU is finalized, the effective date will be the first quarter of fiscal year 2019 with early adoption permitted in the first quarter of fiscal year 2018.  The adoption will use one of two retrospective application methods.  The Company has not determined the potential effects on the consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC 835-30, Interest - Imputation of Interest.  This ASU requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing.  This treatment is consistent with debt discounts.  The ASU does not affect the amount or timing of expenses for debt issuance costs.  The effective date will be the first quarter of fiscal year 2017 and will be applied retrospectively.  The adoption will not have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software.  This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license.  If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets.  If the arrangement does not include a license, the arrangement will be accounted for as a service contract.  The effective date will be the first quarter of fiscal year 2017 and can be adopted prospectively or retrospectively.  The Company has not determined the potential effects on the consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which amends ASC 820, Fair Value Measurement.  This ASU removes the requirement to categorize within the fair value hierarchy investments without readily determinable fair values in entities that elect to measure fair value using net asset value per share or its equivalent.  The ASU requires that these investments continue to be shown in the investment disclosure amount to allow the disclosure to reconcile to the investment amount presented in the balance sheet.  The effective date will be the first quarter of fiscal year 2017 and will be applied retrospectively with early adoption permitted.  The Company is evaluating early adoption.  The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)                  The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

	Retirement Benefits Adjustment	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Investments	Total Accumulated Other Comprehensive Income (Loss)
Balance October 31, 2014	$(3,493)	$(303)		$13	$(3,783)
Other comprehensive income (loss) items before reclassification	(20)	(577)	$(2)	5	(594)
Amounts reclassified from accumulated other comprehensive income	83		2	(2)	83
Net current period other comprehensive income (loss)	63	(577)		3	(511)
Balance April 30, 2015	$(3,430)	$(880)		$16	$(4,294)

Balance October 31, 2013	$(2,809)	$113	$(3)	$6	$(2,693)
Other comprehensive income (loss) items before reclassification	12	(62)	(7)	1	(56)
Amounts reclassified from accumulated other comprehensive income	76		9		85
Net current period other comprehensive income (loss)	88	(62)	2	1	29
Balance April 30, 2014	$(2,721)	$51	$(1)	$7	$(2,664)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

Three Months April 30, 2015	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Cumulative translation adjustment:	$(67)		$(67)
Unrealized gain (loss) on derivatives:
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3	$(2)	1
Foreign exchange contracts – Other operating expense	(1)	1
Net unrealized gain (loss) on derivatives	2	(1)	1
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(5)	2	(3)
Reclassification of realized (gain) loss – Other income	(2)	1	(1)
Net unrealized gain (loss) on investments	(7)	3	(4)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(17)	6	(11)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	55	(20)	35
Prior service (credit) cost	6	(3)	3
Health care and life insurance
Net actuarial gain (loss)	(12)	3	(9)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	23	(8)	15
Prior service (credit) cost	(19)	7	(12)
Net unrealized gain (loss) on retirement benefits adjustments	36	(15)	21
Total other comprehensive income (loss)	$(36)	$(13)	$(49)

*                          These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

Six Months Ended April 30, 2015	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Cumulative translation adjustment:	$(575)	$(2)	$(577)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(4)	2	(2)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	6	(2)	4
Foreign exchange contracts – Other operating expense	(2)		(2)
Net unrealized gain (loss) on derivatives
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	8	(3)	5
Reclassification of realized (gain) loss – Other income	(4)	2	(2)
Net unrealized gain (loss) on investments	4	(1)	3
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(17)	6	(11)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	110	(40)	70
Prior service (credit) cost	12	(5)	7
Settlements/curtailments	1		1
Health care and life insurance
Net actuarial gain (loss)	(12)	3	(9)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	46	(17)	29
Prior service (credit) cost	(38)	14	(24)
Net unrealized gain (loss) on retirement benefits adjustments	102	(39)	63
Total other comprehensive income (loss)	$(469)	$(42)	$(511)

*                          These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

Three Months April 30, 2014	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Cumulative translation adjustment:	$107		$107
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(5)	$1	(4)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3	(1)	2
Foreign exchange contracts – Other operating expense	1		1
Net unrealized gain (loss) on derivatives	(1)		(1)
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	4	(2)	2
Net unrealized gain (loss) on investments	4	(2)	2
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(39)	15	(24)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	43	(16)	27
Prior service (credit) cost	6	(3)	3
Settlements/curtailments	4	(1)	3
Health care and life insurance
Net actuarial gain (loss)	39	(15)	24
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	8	(3)	5
Prior service (credit) cost	(1)	1
Net unrealized gain (loss) on retirement benefits adjustments	60	(22)	38
Total other comprehensive income (loss)	$170	$(24)	$146

*                                         These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

In the second quarter of 2015 and 2014, the noncontrolling interests’ comprehensive income was $.3 million and $.5 million, respectively, which consisted of net income of $.3 million in 2015 and $.5 million in 2014.

Six Months Ended April 30, 2014	Before Tax Amount	Tax (Expense) Credit	After Tax Amount
Cumulative translation adjustment:	$(63)	$1	$(62)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(10)	3	(7)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	8	(3)	5
Foreign exchange contracts – Other operating expense	6	(2)	4
Net unrealized gain (loss) on derivatives	4	(2)	2
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	1		1
Net unrealized gain (loss) on investments	1		1
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(20)	8	(12)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	86	(31)	55
Prior service (credit) cost	12	(5)	7
Settlements/curtailments	6	(2)	4
Health care and life insurance
Net actuarial gain (loss)	39	(15)	24
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	17	(6)	11
Prior service (credit) cost	(2)	1	(1)
Net unrealized gain (loss) on retirement benefits adjustments	138	(50)	88
Total other comprehensive income (loss)	$80	$(51)	$29

*                                         These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

In the first six months of 2015, the noncontrolling interests’ comprehensive income was $.2 million, which consisted of net income of $.5 million and cumulative translation adjustments of $(.3) million.  In the first six months of 2014, the noncontrolling interests’ comprehensive income was $.7 million, which consisted of net income of $.7 million.

(5)         Dividends declared and paid on a per share basis were as follows:

	Three Months Ended April 30		Six Months Ended April 30

	2015	2014	2015	2014

Dividends declared	$.60	$.51	$1.20	$1.02

Dividends paid	$.60	$.51	$1.20	$1.02

(6)         A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended April 30		Six Months Ended April 30
	2015	2014	2015	2014
Net income attributable to Deere & Company	$690.5	$980.7	$1,077.2	$1,661.8

Less income allocable to participating securities	.3	.4	.4	.6

Income allocable to common stock	$690.2	$980.3	$1,076.8	$1,661.2

Average shares outstanding	337.1	366.6	340.2	369.2

Basic per share	$2.05	$2.67	$3.17	$4.50

Average shares outstanding	337.1	366.6	340.2	369.2

Effect of dilutive share-based compensation	2.6	3.2	2.6	3.4

Total potential shares outstanding	339.7	369.8	342.8	372.6

Diluted per share	$2.03	$2.65	$3.14	$4.46

During the second quarter and first six months of 2015 and 2014, 3.0 million shares and 2.4 million shares, respectively, in both periods were excluded from the above diluted per share computation because the incremental shares under the treasury stock method would have been antidilutive.

(7)         The Company has several defined benefit pension plans and defined postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2015	2014	2015	2014
Service cost	$69	$62	$142	$123

Interest cost	119	120	238	239

Expected return on plan assets	(192)	(193)	(385)	(386)

Amortization of actuarial loss	55	43	110	86

Amortization of prior service cost	6	6	12	12

Settlements/curtailments		4	1	6

Net cost	$57	$42	$118	$80

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2015	2014	2015	2014
Service cost	$12	$11	$23	$22

Interest cost	64	65	129	131

Expected return on plan assets	(14)	(17)	(28)	(35)

Amortization of actuarial loss	23	8	46	17

Amortization of prior service credit	(19)	(1)	(38)	(2)

Net cost	$66	$66	$132	$133

During the first six months of 2015, the Company contributed approximately $40 million to its pension plans and $17 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $35 million to its pension plans and $10 million to its other postretirement benefit plans during the remainder of fiscal year 2015.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)         The Company’s unrecognized tax benefits at April 30, 2015 were $228 million, compared to $213 million at October 31, 2014.  The liability at April 30, 2015 consisted of approximately $72 million, which would affect the effective tax rate if it was recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  The changes in the unrecognized tax benefits for the first six months of 2015 were not significant.  The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(9)                   Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended April 30			Six Months Ended April 30
	2015	2014	% Change	2015	2014	% Change

Net sales and revenues:
Agriculture and turf	$5,766	$7,646	-25	$9,847	$13,242	-26
Construction and forestry	1,633	1,600	+2	3,157	2,953	+7
Total net sales	7,399	9,246	-20	13,004	16,195	-20
Financial services	653	572	+14	1,301	1,159	+12
Other revenues	119	130	-8	249	248
Total net sales and revenues	$8,171	$9,948	-18	$14,554	$17,602	-17
Operating profit: *
Agriculture and turf	$639	$1,229	-48	$907	$2,026	-55
Construction and forestry	189	132	+43	335	226	+48
Financial services	265	229	+16	498	411	+21
Total operating profit	1,093	1,590	-31	1,740	2,663	-35
Reconciling items **	(79)	(130)	-39	(168)	(241)	-30
Income taxes	(324)	(479)	-32	(495)	(760)	-35
Net income attributable to Deere & Company	$690	$981	-30	$1,077	$1,662	-35
Intersegment sales and revenues:
Agriculture and turf net sales	$12	$23	-48	$25	$42	-40
Construction and forestry net sales					1
Financial services	56	59	-5	106	105	+1

Equipment operations outside the U.S. and Canada:
Net sales	$2,628	$3,672	-28	$4,502	$6,280	-28
Operating profit	231	341	-32	308	552	-44

	April 30 2015	October 31 2014
Identifiable assets:
Agriculture and turf	$9,252	$9,442	-2
Construction and forestry	3,565	3,405	+5
Financial services	41,398	42,784	-3
Corporate	5,379	5,705	-6
Total assets	$59,594	$61,336	-3

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	April 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$108	$55	$49	$212
Construction and forestry	57	24	12	93
Other:
Agriculture and turf	32	13	20	65
Construction and forestry	14	6	2	22
Total	$211	$98	$83	$392

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$212	$96	$18,543	$18,851
Construction and forestry	93	18	2,511	2,622
Other:
Agriculture and turf	65	16	7,051	7,132
Construction and forestry	22	7	1,016	1,045
Total	$392	$137	$29,121	29,650
Less allowance for credit losses				163
Total financing receivables - net				$29,487

	October 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$93	$34	$28	$155
Construction and forestry	54	16	7	77
Other:
Agriculture and turf	23	12	2	37
Construction and forestry	12	3	4	19
Total	$182	$65	$41	$288

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$155	$107	$19,966	$20,228
Construction and forestry	77	17	2,462	2,556
Other:
Agriculture and turf	37	15	8,208	8,260
Construction and forestry	19	2	1,134	1,155
Total	$288	$141	$31,770	32,199
Less allowance for credit losses				175
Total financing receivables - net				$32,024

	April 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due
Retail Notes:
Agriculture and turf	$89	$31	$28	$148
Construction and forestry	57	19	12	88
Other:
Agriculture and turf	24	13	17	54
Construction and forestry	15	5	3	23
Total	$185	$68	$60	$313

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables
Retail Notes:
Agriculture and turf	$148	$102	$19,027	$19,277
Construction and forestry	88	14	2,113	2,215
Other:
Agriculture and turf	54	17	7,335	7,406
Construction and forestry	23	4	1,088	1,115
Total	$313	$137	$29,563	30,013
Less allowance for credit losses				171
Total financing receivables - net				$29,842

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended April 30, 2015
	Retail Notes	Revolving Charge Accounts	Other	Total
Allowance:
Beginning of period balance	$104	$41	$23	$168
Provision	5	8	1	14
Write-offs	(6)	(11)	(2)	(19)
Recoveries	2	3	1	6
Translation adjustments	(6)			(6)
End of period balance *	$99	$41	$23	$163

	Six Months Ended April 30, 2015
Allowance:
Beginning of period balance	$109	$41	$25	$175
Provision	5	8	2	15
Write-offs	(9)	(15)	(2)	(26)
Recoveries	4	7		11
Translation adjustments	(10)		(2)	(12)
End of period balance *	$99	$41	$23	$163
Financing receivables:
End of period balance	$21,473	$2,345	$5,832	$29,650
Balance individually evaluated **	$19			$19

	Three Months Ended April 30, 2014
	Retail Notes	Revolving Charge Accounts	Other	Total
Allowance:
Beginning of period balance	$97	$40	$30	$167
Provision (credit)	7	2	(4)	5
Write-offs	(5)	(6)		(11)
Recoveries	2	4		6
Translation adjustments	4			4
End of period balance *	$105	$40	$26	$171

	Six Months Ended April 30, 2014
Allowance:
Beginning of period balance	$101	$41	$31	$173
Provision (credit)	8	3	(4)	7
Write-offs	(8)	(11)		(19)
Recoveries	4	7		11
Translation adjustments			(1)	(1)
End of period balance *	$105	$40	$26	$171
Financing receivables:
End of period balance	$21,492	$2,215	$6,306	$30,013
Balance individually evaluated **	$21	$3	$11	$35

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

An analysis of the impaired financing receivables in millions of dollars follows:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment
April 30, 2015 *
Receivables with specific allowance **	$3	$3	$2	$6
Receivables without a specific allowance **	12	11		12
Total	$15	$14	$2	$18
Agriculture and turf	$9	$8	$2	$12
Construction and forestry	$6	$6		$6

October 31, 2014 *
Receivables with specific allowance **	$9	$9	$2	$10
Receivables without a specific allowance **	6	6		7
Total	$15	$15	$2	$17
Agriculture and turf	$12	$12	$2	$13
Construction and forestry	$3	$3		$4

April 30, 2014*
Receivables with specific allowance ***	$10	$10	$2	$11
Receivables without a specific allowance **	6	6		7
Total	$16	$16	$2	$18
Agriculture and turf	$14	$14	$2	$16
Construction and forestry	$2	$2		$2

*	Finance income recognized was not material.
**	Primarily retail notes.
***	Primarily operating loans.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties.  These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest.  During the first six months of 2015, the Company identified 50 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $1.5 million pre-modification and $1.1 million post-modification.  During the first six months of 2014, there were 20 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $1.0 million pre-modification and $.8 million post-modification.  During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off.  At April 30, 2015, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs.  The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $3,083 million, $3,011 million and $2,843 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively.  The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $3,007 million, $2,942 million and $2,777 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity.  The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $228 million, $368 million and $350 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively.  The liabilities (short-term securitization borrowings and accrued interest) were $218 million, $351 million and $337 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,545 million, $1,331 million and $1,267 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively.  The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,480 million, $1,267 million and $1,217 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

April 30, 2015
Carrying value of liabilities	$1,480
Maximum exposure to loss	1,545

The total assets of unconsolidated VIEs related to securitizations were approximately $47 billion at April 30, 2015.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	April 30 2015	October 31 2014	April 30 2014
Financing receivables securitized (retail notes)	$4,755	$4,616	$4,355
Allowance for credit losses	(14)	(14)	(10)
Other assets	115	108	115
Total restricted securitized assets	$4,856	$4,710	$4,460

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	April 30 2015	October 31 2014	April 30 2014
Short-term securitization borrowings	$4,703	$4,559	$4,330
Accrued interest on borrowings	2	1	1
Total liabilities related to restricted securitized assets	$4,705	$4,560	$4,331

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At April 30, 2015, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(12)       Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30 2015	October 31 2014	April 30 2014
Raw materials and supplies	$1,675	$1,724	$2,024
Work-in-process	630	654	956
Finished goods and parts	3,831	3,360	4,389
Total FIFO value	6,136	5,738	7,369
Less adjustment to LIFO value	1,512	1,528	1,519
Inventories	$4,624	$4,210	$5,850

(13)       The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total
Balance October 31, 2013:
Goodwill	$302	$603	$905
Less accumulated impairment losses	60		60
Goodwill-net	242	603	845

Reclassification to assets held for sale	(60)		(60)
Translation adjustments	1	(6)	(5)

Balance April 30, 2014:
Goodwill	243	597	840
Less accumulated impairment losses *
Goodwill-net	$243	$597	$840

Balance October 31, 2014:
Goodwill	$235	$556	$791
Less accumulated impairment losses *
Goodwill - net	235	556	791

Translation adjustments	(13)	(41)	(54)

Balance April 30, 2015:
Goodwill-net	$222	$515	$737

*	Accumulated impairment losses were reduced by $60 million related to the divestiture of the Water operations, which occurred in May 2014 (see Note 18).

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	April 30	October 31	April 30
	(Years)	2015	2014	2014
Amortized intangible assets:
Customer lists and relationships	15	$19	$20	$20
Technology, patents, trademarks and other	18	90	90	87
Total at cost		109	110	107
Less accumulated amortization **		49	45	40
Total		60	65	67
Unamortized intangible assets:
Licenses ***			4	4
Other intangible assets-net		$60	$69	$71

*	Weighted-averages
**

Accumulated amortization at April 30, 2015, October 31, 2014 and April 30, 2014 for customer lists and relationships totaled $10 million, $9 million and $8 million, respectively, and technology, patents, trademarks and other totaled $39 million, $36 million and $32 million, respectively.

***	Licenses were reduced by $4 million related to the divestiture of the Crop Insurance operations, which occurred in March 2015 (see Note 19).

The amortization of other intangible assets in the second quarter and the first six months of 2015 was $2 million and $5 million and for 2014 was $3 million and $5 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2015 - $8, 2016 - $10, 2017 - $9, 2018 - $5 and 2019 - $5.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $428 million and $378 million at April 30, 2015 and 2014, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended April 30		Six Months Ended April 30
	2015	2014	2015	2014

Beginning of period balance	$1,217	$1,172	$1,234	$1,164
Payments	(165)	(177)	(343)	(366)
Amortization of premiums received	(41)	(32)	(82)	(59)
Accruals for warranties	189	182	370	366
Premiums received	47	49	92	95
Foreign exchange	(5)	2	(29)	(4)
End of period balance	$1,242	$1,196	$1,242	$1,196

At April 30, 2015, the Company had approximately $199 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At April 30, 2015, the Company had accrued losses of approximately $6 million under these agreements.  The maximum remaining term of the receivables guaranteed at April 30, 2015 was approximately five years.

At April 30, 2015, the Company had commitments of approximately $209 million for the construction and acquisition of property and equipment.  Also, at April 30, 2015, the Company had restricted assets of $100 million, primarily as collateral for borrowings and restricted other assets.  See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $43 million at April 30, 2015, for which it believes the probability for payment is substantially remote.  The accrued liability for these contingencies was not material at April 30, 2015.

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

(15)       The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	April 30, 2015		October 31, 2014		April 30, 2014
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *

Financing receivables - net	$24,746	$24,632	$27,422	$27,337	$25,496	$25,383
Financing receivables securitized - net	4,741	4,716	4,602	4,573	4,345	4,308
Short-term securitization borrowings	4,703	4,707	4,559	4,562	4,330	4,333

Long-term borrowings due within one year:
Equipment operations	$280	$264	$243	$233	$130	$128
Financial services	4,884	4,871	4,730	4,743	4,391	4,405
Total	$5,164	$5,135	$4,973	$4,976	$4,521	$4,533

Long-term borrowings:
Equipment operations	$4,489	$4,994	$4,643	$5,095	$4,817	$5,181
Financial services	19,134	19,265	19,738	19,886	18,350	18,548
Total	$23,623	$24,259	$24,381	$24,981	$23,167	$23,729

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	April 30	October 31	April 30
	2015*	2014*	2014*
Marketable securities
Equity fund	$47	$45	$30
Fixed income fund		10	10
U.S. government debt securities	75	808	1,213
Municipal debt securities	28	34	35
Corporate debt securities	128	172	155
Mortgage-backed securities **	115	146	129
Total marketable securities	393	1,215	1,572
Other assets
Derivatives:
Interest rate contracts	340	319	296
Foreign exchange contracts	38	18	20
Cross-currency interest rate contracts	26	16	16
Total assets ***	$797	$1,568	$1,904

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$72	$81	$136
Foreign exchange contracts	81	29	33
Total liabilities	$153	$110	$169

*                               All measurements above were Level 2 measurements except for Level 1 measurements of the equity fund of $47 million, $45 million and $30 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively, the fixed income fund of $10 million at October 31, 2014 and April 30, 2014 and U.S. government debt securities of $28 million, $741 million and $1,144 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively.  There were no transfers between Level 1 and Level 2 during the first six months of 2015 or 2014.

**                        Primarily issued by U.S. government sponsored enterprises.

***                 Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value.  The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at April 30, 2015 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized Cost	Fair Value
Due in one year or less	$9	$10
Due after one through five years	73	76
Due after five through 10 years	101	105
Due after 10 years	37	40
Mortgage-backed securities	113	115
Debt securities	$333	$346

Fair value, nonrecurring, Level 3 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended		Six Months Ended
	April 30	October 31	April 30	April 30		April 30
	2015	2014	2014	2015	2014	2015	2014

Property and equipment – net		$53					$26

Assets held for sale – Water operations **			$91		$36		$36

Other assets		$15

*       See financing receivables with specific allowances in Note 10.  Losses were not significant.

**     Does not include costs to sell (see Note 18).

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

Property and Equipment – Net – The impairments were measured at the lower of the carrying amount, or fair value.  The valuations were based on an income approach using probability weighted cash flows of potential outcomes of the ongoing strategic option review.  The inputs included estimates of the cash flow related to each of the alternatives being considered and management’s estimate of the likelihood of each alternative.

Assets Held for Sale – Water Operations – The impairment of the disposal group was measured at the lower of the carrying amount, or fair value less cost to sell.  Fair value was based on the probable sale price.  The inputs included estimates of the final sale price.

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 30, 2015, October 31, 2014 and April 30, 2014 were $2,550 million, $3,050 million and $3,400 million, respectively.  The notional amounts of cross-currency interest rate contracts at April 30, 2015, October 31, 2014 and April 30, 2014 were $65 million, $70 million and $70 million, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings.  These amounts offset the effects of interest rate or foreign currency changes on the related borrowings.  Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the consolidated statement of cash flows.

The amount of loss recorded in OCI at April 30, 2015 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $4 million after-tax.  These contracts mature in up to 41 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at April 30, 2015, October 31, 2014 and April 30, 2014 were $8,507 million, $8,798 million and $8,593 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  The ineffective portions were a loss of $2 million and a gain of $1 million during the second quarter of 2015 and 2014, respectively, and were a gain of $1 million and a loss of $1 million during the first six months of 2015 and 2014, respectively.  The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	Three Months Ended April 30		Six Months Ended April 30
	2015	2014	2015	2014
Interest rate contracts *	$(121)	$(12)	$55	$(81)
Borrowings **	119	13	(54)	80

*                               Includes changes in fair values of interest rate contracts excluding net accrued interest income of $44 million and $41 million during the second quarter of 2015 and 2014, respectively, and $89 million and $77 million during the first six months of 2015 and 2014, respectively.

**                        Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $69 million and $66 million during the second quarter of 2015 and 2014, respectively, and $139 million and $125 million during the first six months of 2015 and 2014, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at April 30, 2015, October 31, 2014 and April 30, 2014 were $6,342 million, $6,317 million and $5,949 million, the foreign exchange contracts were $3,750 million, $3,524 million and $3,731 million and the cross-currency interest rate contracts were $94 million, $98 million and $88 million, respectively.  At April 30, 2015, October 31, 2014 and April 30, 2014, there were also $1,320 million, $1,703 million and $1,597 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

Other Assets	April 30 2015	October 31 2014	April 30 2014

Designated as hedging instruments:
Interest rate contracts	$282	$266	$247
Cross-currency interest rate contracts	14	13	14
Total designated	296	279	261

Not designated as hedging instruments:
Interest rate contracts	58	53	49
Foreign exchange contracts	38	18	20
Cross-currency interest rate contracts	12	3	2
Total not designated	108	74	71

Total derivatives	$404	$353	$332

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$14	$35	$92
Total designated	14	35	92

Not designated as hedging instruments:
Interest rate contracts	58	46	44
Foreign exchange contracts	81	29	33
Total not designated	139	75	77

Total derivatives	$153	$110	$169

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended		Six Months Ended
	OCI	April 30		April 30
	Classification	2015	2014	2015	2014
Fair Value Hedges:
Interest rate contracts	Interest	$(77)	$29	$144	$(4)

Cash Flow Hedges:
Recognized in OCI (Effective Portion):
Interest rate contracts	OCI (pretax) *	(1)	(2)	(6)	(5)
Foreign exchange contracts	OCI (pretax) *	1	(3)	2	(5)

Reclassified from OCI (Effective Portion):
Interest rate contracts	Interest *	(3)	(3)	(6)	(8)
Foreign exchange contracts	Other operating *	1	(1)	2	(6)

Recognized Directly in Income (Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$1	$2	$(12)	$4
Foreign exchange contracts	Cost of sales	(19)	(26)	26	30
Foreign exchange contracts	Other operating *	(34)	(76)	200	11
Total not designated		$(52)	$(100)	$214	$45

*                                         Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

**                                  The amount is not significant.

Counterparty Risk and Collateral

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at April 30, 2015, October 31, 2014 and April 30, 2014, was $51 million, $57 million and $112 million, respectively.  The Company, due to its credit rating and amounts of net liability position, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to this liability position, prior to considering applicable netting provisions.

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

Derivatives are recorded without offsetting for netting arrangements or collateral.  The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid follows:

April 30, 2015	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Derivatives:
Assets	$404	$(76)	$(1)	$327
Liabilities	153	(76)		77

October 31, 2014	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Derivatives:
Assets	$353	$(76)	$(5)	$272
Liabilities	110	(76)		34

April 30, 2014	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount
Derivatives:
Assets	$332	$(95)	$(5)	$232
Liabilities	169	(95)		74

(17)       In December 2014, the Company granted stock options to employees for the purchase of 3.0 million shares of common stock at an exercise price of $88.19 per share and a binomial lattice model fair value of $19.67 per share at the grant date.  At April 30, 2015, options for 16.2 million shares were outstanding with a weighted-average exercise price of $76.23 per share.  The Company also granted 230 thousand restricted stock units to employees and non-employee directors in the first six months of 2015, of which 104 thousand are subject to service based only conditions, 63 thousand are subject to performance/service based conditions and 63 thousand are subject to market/service based conditions.  The fair value of the service based only units at the grant date was $88.42 per unit based on the market price of a share of underlying common stock.  The fair value of the performance/service based units at the grant date was $81.78 per unit based on the market price of a share of underlying common stock excluding dividends.  The fair value of the market/service based units at the grant date was $113.97 per unit based on a lattice valuation model excluding dividends.  At April 30, 2015, the Company was authorized to grant an additional 16.8 million shares related to stock option and restricted stock awards.

(18)       In February 2014, the Company entered into an agreement to sell the stock and certain assets of the entities that composed the Company’s Water operations to FIMI Opportunity Funds.  In the second quarter of 2014, the Company recorded a non-cash charge in other operating expenses of $36 million pretax or $4 million after-tax for an impairment to write the Water operations down to fair value less costs to sell.  The tax benefits recognized from the sale resulted primarily from a change in valuation allowances of the Water operations.  These operations were reflected as assets and liabilities held for sale in the second quarter of 2014 and were included in the Company’s agriculture and turf segment.  The sale was the result of the Company’s intention to invest its resources in growing its core businesses.

The carrying amounts of the major classes of assets and liabilities of the Water operations that were classified as held for sale on the consolidated balance sheet in millions of dollars follow:

April 30 2014
Trade accounts and notes receivable - net	$57
Other receivables	10
Inventories	49
Other assets	5
Asset impairment	(36)
Total assets held for sale	$85

Accounts payable and accrued expenses	$47
Retirement benefits and other liabilities	3
Total liabilities held for sale	$50

(19)       In March 2015, the Company closed the sale of all of the stock of its wholly-owned subsidiaries, John Deere Insurance Company and John Deere Risk Protection, Inc. (collectively the Crop Insurance operations) to Farmers Mutual Hail Insurance Company of Iowa.  These operations were included in the Company’s financial services operating segment.  At January 31, 2015, total assets of $381 million and liabilities of $267 million were classified as held for sale in the consolidated financial statements, which consisted of the following:

January 31 2015
Cash and cash equivalents	$13
Marketable securities	79
Other receivables	265
Other intangible assets - net	4
Other assets	20
Total assets held for sale	$381

Account payable and accrued expenses, and Total liabilities held for sale	$267

The total amount of proceeds from the sale was approximately $154 million, including $5 million of cash and cash equivalents sold, with a gain recorded in other income of $41 million pretax and $38 million after-tax.  The tax expense was partially offset by a change in a valuation allowance on a capital loss carryforward.  The Company will provide certain business services for a fee during a transition period.

(20) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended April 30, 2015 and 2014

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2015	2014	2015	2014
Net Sales and Revenues
Net sales	$7,398.5	$9,246.2
Finance and interest income	17.5	18.6	$623.6	$591.8
Other income	150.3	149.9	85.3	38.5
Total	7,566.3	9,414.7	708.9	630.3

Costs and Expenses
Cost of sales	5,694.7	6,872.0
Research and development expenses	341.1	354.1
Selling, administrative and general expenses	620.4	719.2	121.8	129.5
Interest expense	67.3	80.1	109.5	97.9
Interest compensation to Financial Services	53.4	54.8
Other operating expenses	37.2	99.3	212.8	174.3
Total	6,814.1	8,179.5	444.1	401.7

Income of Consolidated Group before Income Taxes	752.2	1,235.2	264.8	228.6
Provision for income taxes	228.6	397.6	95.4	81.4
Income of Consolidated Group	523.6	837.6	169.4	147.2

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	169.8	147.7	.4	.5
Other	(2.6)	(4.1)
Total	167.2	143.6	.4	.5
Net Income	690.8	981.2	169.8	147.7
Less: Net income attributable to noncontrolling interests	.3	.5
Net Income Attributable to Deere & Company	$690.5	$980.7	$169.8	$147.7

*         Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Six Months Ended April 30, 2015 and 2014

(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2015	2014	2015	2014
Net Sales and Revenues
Net sales	$13,003.6	$16,194.8
Finance and interest income	38.0	35.8	$1,256.6	$1,161.0
Other income	310.4	300.3	150.2	102.9
Total	13,352.0	16,530.9	1,406.8	1,263.9

Costs and Expenses
Cost of sales	10,115.8	12,067.9
Research and development expenses	674.3	677.8
Selling, administrative and general expenses	1,160.6	1,362.3	243.0	255.4
Interest expense	138.4	155.4	232.4	205.7
Interest compensation to Financial Services	99.4	97.1
Other operating expenses	76.2	151.9	434.0	392.6
Total	12,264.7	14,512.4	909.4	853.7

Income of Consolidated Group before Income Taxes	1,087.3	2,018.5	497.4	410.2
Provision for income taxes	323.0	638.0	171.6	121.6
Income of Consolidated Group	764.3	1,380.5	325.8	288.6

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	326.6	289.9	.8	1.3
Other	(13.2)	(7.9)
Total	313.4	282.0	.8	1.3
Net Income	1,077.7	1,662.5	326.6	289.9
Less: Net income attributable to noncontrolling interests	.5	.7
Net Income Attributable to Deere & Company	$1,077.2	$1,661.8	$326.6	$289.9

*         Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET (In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	April 30 2015	October 31 2014	April 30 2014	April 30 2015	October 31 2014	April 30 2014

Assets

Cash and cash equivalents	$3,162.9	$2,569.2	$1,874.9	$1,192.5	$1,217.8	$1,203.6
Marketable securities		700.4	1,105.6	392.9	514.7	466.1
Receivables from unconsolidated subsidiaries and affiliates	2,558.0	3,663.9	4,046.7
Trade accounts and notes receivable - net	681.3	706.0	969.9	5,160.8	3,554.4	5,264.6
Financing receivables - net	8.7	18.5	13.5	24,737.1	27,403.7	25,482.6
Financing receivables securitized - net				4,741.1	4,602.3	4,345.4
Other receivables	780.7	848.0	924.9	122.5	659.0	301.1
Equipment on operating leases - net				4,195.2	4,015.5	3,203.8
Inventories	4,624.2	4,209.7	5,849.6
Property and equipment - net	5,191.7	5,522.5	5,316.8	53.4	55.3	56.3
Investments in unconsolidated subsidiaries and affiliates	4,895.5	5,106.5	4,875.6	10.5	10.9	11.5
Goodwill	737.0	791.2	839.6
Other intangible assets - net	60.4	64.8	67.3		4.0	4.0
Retirement benefits	314.3	263.5	546.9	29.0	32.9	35.5
Deferred income taxes	2,991.2	2,981.9	2,683.4	62.9	64.9	68.8
Other assets	889.9	850.6	667.7	700.2	648.2	583.6
Assets held for sale			84.7
Total Assets	$26,895.8	$28,296.7	$29,867.1	$41,398.1	$42,783.6	$41,026.9

Liabilities and Stockholders’ Equity
Short-term borrowings	$549.6	$434.1	$1,020.5	$8,439.4	$7,585.1	$7,742.5
Short-term securitization borrowings				4,702.7	4,558.5	4,329.5
Payables to unconsolidated subsidiaries and affiliates	130.1	101.0	134.5	2,511.6	3,633.7	4,008.4
Accounts payable and accrued expenses	6,964.0	7,518.4	7,728.4	1,453.5	2,027.0	1,570.6
Deferred income taxes	79.3	87.1	88.0	464.8	344.1	368.1
Long-term borrowings	4,488.9	4,642.5	4,816.7	19,133.9	19,738.2	18,350.2
Retirement benefits and other liabilities	6,507.9	6,448.1	5,361.6	85.5	82.8	79.0
Liabilities held for sale			49.8
Total liabilities	18,719.8	19,231.2	19,199.5	36,791.4	37,969.4	36,448.3

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at April 30, 2015 – 536,431,204)	3,745.2	3,675.4	3,621.6	2,051.3	2,023.1	1,999.4
Common stock in treasury	(13,951.2)	(12,834.2)	(11,224.1)
Retained earnings	22,673.4	22,004.4	20,931.3	2,718.8	2,811.8	2,537.2
Accumulated other comprehensive income (loss)	(4,293.6)	(3,783.0)	(2,663.5)	(163.4)	(20.7)	42.0
Total Deere & Company stockholders’ equity	8,173.8	9,062.6	10,665.3	4,606.7	4,814.2	4,578.6
Noncontrolling interests	2.2	2.9	2.3
Total stockholders’ equity	8,176.0	9,065.5	10,667.6	4,606.7	4,814.2	4,578.6
Total Liabilities and Stockholders’ Equity	$26,895.8	$28,296.7	$29,867.1	$41,398.1	$42,783.6	$41,026.9

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued) STATEMENT OF CASH FLOWS For the Six Months Ended April 30, 2015 and 2014
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2015	2014	2015	2014
Cash Flows from Operating Activities
Net income	$1,077.7	$1,662.5	$326.6	$289.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	.3	1.9	14.8	7.9
Provision for depreciation and amortization	409.8	397.7	328.4	271.2
Impairment charges		62.3
Undistributed earnings of unconsolidated subsidiaries and affiliates	102.6	(190.8)	(.8)	(1.3)
Provision (credit) for deferred income taxes	(3.0)	(117.8)	120.8	(20.3)
Changes in assets and liabilities:
Trade receivables	(33.2)	(3.9)
Insurance receivables			333.4	175.4
Inventories	(656.8)	(995.9)
Accounts payable and accrued expenses	(219.2)	(123.3)	(336.8)	(200.0)
Accrued income taxes payable/receivable	(82.1)	77.5	5.8	9.3
Retirement benefits	179.3	130.5	7.3	7.5
Other	75.8	126.3	(42.7)	3.8
Net cash provided by operating activities	851.2	1,027.0	756.8	543.4

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			8,998.2	9,006.6
Proceeds from maturities and sales of marketable securities	700.0	600.0	91.9	11.3
Proceeds from sales of equipment on operating leases			552.3	570.9
Proceeds from sales of businesses, net of cash sold		307.2	148.8
Cost of receivables acquired (excluding trade and wholesale)			(7,977.1)	(9,120.5)
Purchases of marketable securities		(504.0)	(33.9)	(58.8)
Purchases of property and equipment	(323.2)	(425.2)	(1.1)	(1.0)
Cost of equipment on operating leases acquired			(1,203.4)	(986.0)
Increase in trade and wholesale receivables			(1,084.7)	(1,895.1)
Other	(51.1)	(89.2)	(36.0)	(39.1)
Net cash provided by (used for) investing activities	325.7	(111.2)	(545.0)	(2,511.7)

Cash Flows from Financing Activities
Increase in total short-term borrowings	84.6	641.6	1,062.4	315.1
Change in intercompany receivables/payables	960.7	(612.0)	(960.7)	612.0
Proceeds from long-term borrowings	7.0	6.6	2,505.2	4,247.2
Payments of long-term borrowings	(39.8)	(737.3)	(2,413.5)	(2,398.1)
Proceeds from issuance of common stock	86.1	108.7
Repurchases of common stock	(1,173.9)	(1,093.4)
Dividends paid	(415.8)	(382.3)	(419.6)	(90.0)
Excess tax benefits from share-based compensation	11.7	24.2
Other	(24.1)	(11.0)	13.2	21.1
Net cash provided by (used for) financing activities	(503.5)	(2,054.9)	(213.0)	2,707.3

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(79.7)	(9.3)	(24.1)	(16.2)

Net Increase (Decrease) in Cash and Cash Equivalents	593.7	(1,148.4)	(25.3)	722.8
Cash and Cash Equivalents at Beginning of Period	2,569.2	3,023.3	1,217.8	480.8
Cash and Cash Equivalents at End of Period	$3,162.9	$1,874.9	$1,192.5	$1,203.6

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease about 25 percent for 2015.  Industry sales in the European Union (EU)28 nations are forecast to decrease about 10 percent.  South American industry sales of tractors and combines are projected to decrease 15 to 20 percent.  Industry sales in the Commonwealth of Independent States are expected to be significantly lower in 2015, while Asian sales are projected to be down modestly.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to up 5 percent in 2015.  The Company’s agriculture and turf segment sales decreased 25 percent for the second quarter and 26 percent for the first six months of 2015 and are forecast to decrease by about 24 percent for fiscal year 2015.  Construction equipment markets reflect economic growth and higher housing starts in the U.S. offset in part by weakening conditions in the energy sector and energy-producing regions.  Global forestry sales are expected to remain about the same as the attractive levels of 2014.  The Company’s construction and forestry segment sales increased 2 percent in the second quarter and 7 percent for the first six months of 2015 and are forecast to increase by about 2 percent for fiscal year 2015.  Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $630 million in 2015.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the global economic recovery, the impact of sovereign debt, eurozone issues, capital market disruptions, trade agreements and geopolitical events.  Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.  Designing and producing products with engines that continue to meet high performance standards and increasingly stringent emissions regulations is one of the Company’s major priorities.

The Company’s performance reflected continued weak conditions in the global agricultural sector.  The construction and forestry and financial services segments had higher results for the quarter, and the agriculture and turf segment remained profitable despite lower demand for large models of farm machinery.  The Company also saw benefits from developing a more responsive cost and asset structure, and expects to be solidly profitable in 2015.  These results illustrate success establishing a wider range of revenue sources and a more durable business model.  The Company remains confident in its ability to meet customer needs for advanced machinery and innovative services in the years ahead.

2015 Compared with 2014

Net income attributable to Deere & Company was $690.5 million, or $2.03 per share, for the second quarter of 2015, compared with $980.7 million, or $2.65 per share, for the same period last year.  For the first six months of 2015, net income attributable to Deere & Company was $1,077 million, or $3.14 per share, compared with $1,662 million, or $4.46 per share, last year.  Worldwide net sales and revenues decreased 18 percent to $8,171 million for the second quarter this year, compared with $9,948 million a year ago, and decreased 17 percent to $14,554 million for the first six months, compared with $17,602 million last year.  Net sales of the worldwide equipment operations declined 20 percent to $7,399 million for the second quarter and $13,004 million for the first six months, compared with $9,246 million and $16,195 million for the corresponding periods last year, which included price realization of 2 percent for both periods and an unfavorable currency translation effect of 5 percent for the quarter and 4 percent for six months.  Equipment net sales in the U.S. and Canada decreased 14 percent for the second quarter and the first six months.  Outside the U.S. and Canada, net sales decreased 28 percent for the second quarter and for the first six months, with unfavorable currency translation effects of 10 percent and 8 percent for the periods.

The Company’s equipment operations reported operating profit of $828 million for the second quarter of 2015 and $1,242 million for the first six months, compared with $1,361 million and $2,252 million for the same periods last year.  The declines for both periods were due primarily to lower shipment volumes, the impact of a less favorable product mix and the unfavorable effects of foreign currency exchange, partially offset by price realization and lower selling, administrative and general expenses.  Net income of the Company’s equipment operations was $524 million for the second quarter and $764 million for the first six months, compared with $838 million and $1,381 million last year.  In addition to the operating factors mentioned above, a lower effective tax rate benefited both quarterly and six-month results.

The Company’s financial services operations reported net income attributable to Deere & Company of $169.8 million for the second quarter and $326.6 million for the first six months, compared with $147.7 million and $289.9 million for the same periods last year.  The quarter’s improvement was primarily due to a gain on the previously announced sale of the crop insurance business, partially offset by less favorable financing spreads.  Benefiting six month results was the crop insurance divestiture and higher crop insurance margins prior to the sale (see Note 19), as well as growth in the credit portfolio.  These factors were partially offset by less favorable financing spreads.  Last year’s six month results benefited from a more favorable effective tax rate.

Business Segment Results

•         Agriculture and Turf.  Segment sales decreased 25 percent for the second quarter and 26 percent for the first six months due largely to lower shipment volumes and the unfavorable effects of currency translation.  These factors were partially offset by price realization.  Operating profit was $639 million for the second quarter and $907 million for the first six months, compared with $1,229 million and $2,026 million, respectively, last year.  Lower results for both periods were driven primarily by lower shipment volumes and a less favorable sales mix, partially offset by price realization and lower selling, administrative and general expenses.  Additionally, results for the quarter were impacted by the unfavorable effects of foreign currency exchange.

•         Construction and Forestry.  Segment sales increased 2 percent for the second quarter and 7 percent for the first six months mainly as a result of higher shipment volumes and price realization.  Operating profit was $189 million for the second quarter and $335 million for six months, compared with $132 million and $226 million for the corresponding periods last year.  Operating profit improved for the quarter mainly due to price realization and lower selling, administrative and general expenses, partially offset by the unfavorable effects of foreign currency exchange.  Six month results were higher primarily due to higher shipment volumes and price realization, partially offset by unfavorable foreign currency exchange effects.

•         Financial Services.  The operating profit of the financial services segment was $265 million for the second quarter and $498 million for the first six months of 2015, compared with $229 million and $411 million in the same periods last year.  The quarter’s improvement was primarily due to a gain on the previously announced sale of the Crop Insurance operations, partially offset by less favorable financing spreads.  Benefiting six month results was the Crop Insurance divestiture (see Note 19) and higher crop insurance margins prior to the sale, as well as growth in the credit portfolio.  These factors were partially offset by less favorable financing spreads.  Total financial services revenues, including intercompany revenues, increased 12 percent to $709 million in the current quarter from $630 million in the second quarter of 2014 and increased 11 percent to $1,407 million in the first six months this year compared to $1,264 million last year.  The average balance of receivables and leases financed was 3 percent higher in the second quarter and 4 percent higher in the first six months of 2015, compared with the same periods last year.  Interest expense increased 12 percent in the current quarter and 13 percent in the first six months of 2015, primarily as a result of higher average borrowings.  The financial services’ consolidated ratio of earnings to fixed charges was 3.62 to 1 for the second quarter this year, compared with 3.57 to 1 in the same period last year.  The ratio was 3.33 to 1 for the first six months this year, compared to 3.18 to 1 for the same period last year.

The cost of sales to net sales ratios for the second quarter and first six months of 2015 were 77.0 percent and 77.8 percent, respectively, compared to 74.3 percent and 74.5 percent in the same periods last year.  The increase in both periods was due primarily to a less favorable product mix and the unfavorable effects of foreign currency exchange, partially offset by price realization.

Finance and interest income increased in the second quarter and first six months this year due to a larger average credit portfolio, partially offset by lower average financing rates.  Other income increased in the second quarter and first six months of 2015 primarily due to the gain on the sale of the Crop Insurance operations (see Note 19).  Selling, administrative and general expenses decreased in the current quarter and first six months primarily due to lower compensation expenses and the effect of currency translation.  In addition, the first six months were also impacted by the deconsolidation of Landscapes and Water operations.  Interest expense increased in both periods due to higher average borrowings.  Other operating expenses were lower in both periods primarily due to the Water operations impairment in the second quarter of 2014 (see Note 18) and the effect of currency translation, partially offset by higher depreciation on operating leases.

Market Conditions and Outlook

Company equipment sales are projected to decrease about 19 percent for fiscal year 2015 and to be about 17 percent lower for the third quarter compared with the same periods of 2014.  For fiscal 2015, net income attributable to Deere & Company is anticipated to be approximately $1,900 million.

•                            Agriculture and Turf.  Worldwide sales of the Company’s agriculture and turf segment are forecast to decrease by about 24 percent for fiscal year 2015, including a negative currency translation effect of about 5 percent.  Lower commodity prices and falling farm incomes are putting pressure on demand for agricultural machinery, especially for larger models.  Conditions are more positive in the U.S. livestock sector, supporting the sale of smaller sizes of equipment.  Based on these factors, industry sales for agricultural machinery in the U.S. and Canada are forecast to be down about 25 percent for fiscal year 2015.  Full year industry sales in the EU28 are forecast to decrease about 10 percent, with the decline attributable to lower crop prices and farm incomes as well as pressure on the dairy sector.  In South America, industry sales of tractors and combines are projected to decrease 15 to 20 percent mainly as a result of economic uncertainty in Brazil and higher interest rates on government sponsored financing.  Industry sales in the Commonwealth of Independent States are expected to be down significantly due to economic pressures and tight credit conditions in the region.  Asian sales are projected to decrease modestly, with most of the decline occurring in China and India.  In the U.S. and Canada, industry sales of turf and utility equipment are expected to be about the same to 5 percent higher for 2015, benefiting from general economic growth.

•                            Construction and Forestry.  The Company’s worldwide sales of construction and forestry equipment are forecast to increase by about 2 percent for 2015, including a negative currency translation effect of about 3 percent.  The sales increase reflects economic growth and higher housing starts in the U.S. offset in part by weakening conditions in the energy sector and energy-producing regions as well as lower sales outside the U.S. and Canada.  Global forestry sales are expected to hold steady with the attractive levels of 2014, as gains in the U.S. and Europe are offset by declines elsewhere.

•                            Financial Services.  Fiscal year 2015 net income attributable to Deere & Company for the financial services segment is expected to be approximately $630 million.  The outlook reflects an increase from last year primarily due to the gain on the sale of the crop insurance business and growth in the credit portfolio, partially offset by less favorable financing spreads, an expected increase in the provision for credit losses from 2014’s low level and a less favorable tax rate.

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

Significant changes in market liquidity conditions and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows.  Financial market conditions could also negatively impact customer access to capital for purchases of the Company’s products and customer confidence and purchase decisions; borrowing and repayment practices; and the number and size of customer loan delinquencies and defaults.  A debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, suppliers, demand for equipment, and Company operations and results.  The Company’s investment management activities could be impaired by changes in the equity, bond and other financial markets, which would negatively affect earnings.

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

Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the Company’s supply chain or the loss of liquidity by suppliers; disruptions of infrastructures that support communications, operations or distribution; the failure of suppliers to comply with laws, regulations and Company policy pertaining to employment, human rights, health, safety, the environment and other ethical business practices; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits or other legal proceedings; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; changes in customer product preferences and sales mix whether as a result of changes in equipment design to meet government regulations or for other reasons; gaps or limitations in rural broadband coverage, capacity and speed needed to support technology solutions; oil and energy prices, supplies and volatility; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations and contracts; acquisitions and divestitures of businesses; the integration of new businesses; the implementation of organizational changes; difficulties related to the conversion and implementation of enterprise resource planning systems that disrupt business, negatively impact supply or distribution relationships or create higher than expected costs; security breaches and other disruptions to the Company’s information technology infrastructure; and changes in Company declared dividends and common stock issuances and repurchases.

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

Consolidated

Negative cash flows from consolidated operating activities in the first six months of 2015 were $155 million.  This resulted primarily from a seasonal increase in inventories, an increase in receivables related to sales, a decrease in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable, which were partially offset by net income adjusted for non-cash provisions, a decrease in insurance receivables prior to the Crop Insurance operations sale and a change in net retirement benefits.  Cash inflows from investing activities were $1,152 million in the first six months of this year, primarily due to proceeds from maturities and sales exceeding purchases of marketable securities by $758 million, collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $628 million, proceeds from sales of businesses, net of cash sold, of $149 million, partially offset by purchases of property and equipment of $324 million.  Negative cash flows from financing activities were $325 million in the first six months of 2015, primarily due to repurchases of common stock of $1,174 million, dividends paid of $416 million, partially offset by an increase in borrowings of $1,206 million and proceeds from issuance of common stock of $86 million (resulting from the exercise of stock options).  Cash and cash equivalents increased $568 million during the first six months this year.

Negative cash flows from consolidated operating activities in the first six months of 2014 were $832 million.  This resulted primarily from an increase in receivables related to sales and inventories due to a seasonal increase, a decrease in accounts payable and accrued expenses, which were partially offset by net income adjusted for non-cash provisions, a decrease in insurance receivables, a change in net retirement benefits and a change in accrued income taxes payable/receivable.  Cash outflows from investing activities were $267 million in the first six months of last year, primarily due to purchases of property and equipment of $426 million and the cost of receivables and equipment on operating leases acquired exceeding the collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases by $112 million, partially offset by proceeds from sales of businesses of $307 million and proceeds from maturities and sales exceeding purchases of marketable securities by $49 million.  Cash inflows from financing activities were $699 million in the first six months of 2014, primarily due to an increase in borrowings of $2,075 million and proceeds from issuance of common stock of $109 million (resulting from the exercise of stock options), partially offset by repurchases of common stock of $1,093 million and dividends paid of $382 million.  Cash and cash equivalents decreased $426 million during the first six months last year.

The Company has access to most global markets at reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at April 30, 2015, October 31, 2014 and April 30, 2014 was $3,570 million, $2,633 million and $3,753 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,748 million, $5,002 million and $4,650 million, respectively.  The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $824 million, $1,025 million and $618 million at April 30, 2015, October 31, 2014 and April 30, 2014, respectively.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Worldwide lines of credit totaled $7,255 million at April 30, 2015, $3,430 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization.  Included in the total credit lines at April 30, 2015 were long-term credit facility agreements of $2,900 million, expiring in April 2019, and $2,900 million, expiring in April 2020.  These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at April 30, 2015 was $9,757 million.  Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $18,119 million at April 30, 2015.  All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $1,440 million during the first six months of 2015, primarily due to a seasonal increase.  These receivables decreased $403 million, compared to a year ago, primarily due to lower shipment volumes and currency translation.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 16 percent at April 30, 2015, compared to 10 percent at October 31, 2014 and 15 percent at April 30, 2014.  Agriculture and turf trade receivables decreased $644 million and construction and forestry receivables increased $241 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at April 30, 2015, October 31, 2014 and April 30, 2014.

Deere & Company stockholders’ equity was $8,174 million at April 30, 2015, compared with $9,063 million at October 31, 2014 and $10,665 million at April 30, 2014.  The decrease of $889 million during the first six months of 2015 resulted primarily from an increase in treasury stock of $1,117 million, a change in cumulative translation adjustment of $577 million and dividends declared of $408 million, which were partially offset by net income attributable to Deere & Company of $1,077 million, an increase in common stock of $70 million and a change in the retirement benefits adjustment of $63 million.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first six months of 2015 was $851 million.  This resulted primarily from net income adjusted for non-cash provisions and a change in net retirement benefits.  Partially offsetting these operating cash inflows were negative cash outflows from a seasonal increase in inventories, a decrease in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Cash and cash equivalents increased $594 million in the first six months of 2015.

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first six months of 2014 was $1,027 million.  This resulted primarily from net income adjusted for non-cash provisions, a change in net retirement benefits and a change in accrued income taxes payable/receivable.  Partially offsetting these operating cash inflows were negative cash flows from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses.  Cash and cash equivalents decreased $1,148 million in the first six months of 2014.

Trade receivables held by the equipment operations decreased $25 million during the first six months and decreased $289 million from a year ago.  The equipment operations sell a significant portion of their trade receivables to financial services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $415 million during the first six months, primarily due to a seasonal increase, partially offset by currency translation.  Inventories decreased $1,225 million, compared to a year ago, primarily due to lower shipment and production volumes and currency translation.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 27 percent at April 30, 2015, compared to 23 percent at October 31, 2014 and 29 percent at April 30, 2014.

Total interest-bearing debt of the equipment operations was $5,039 million at April 30, 2015, compared with $5,077 million at the end of fiscal year 2014 and $5,837 million at April 30, 2014.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 38 percent, 36 percent and 35 percent at April 30, 2015, October 31, 2014 and April 30, 2014, respectively.

Property and equipment cash expenditures for the equipment operations in the first six months of 2015 were $323 million, compared with $425 million in the same period last year.  Capital expenditures for the equipment operations in 2015 are estimated to be approximately $825 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and borrowings from Deere & Company.

During the first six months of 2015, the cash provided by operating activities was used primarily to increase trade and wholesale receivables.  Cash flows provided by operating activities, including intercompany cash flows, were $757 million in the first six months.  Cash used for investing activities totaled $545 million in the first six months of 2015 primarily due to an increase in trade and wholesale receivables of $1,085 million, partially offset by the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of these receivables and cost of equipment on operating leases acquired by $370 million, proceeds from sales of businesses, net of cash sold, of $149 million and proceeds from maturities and sales exceeding purchases of marketable securities by $58 million.  Cash used for financing activities totaled $213 million, resulting primarily from a decrease in borrowings from Deere & Company of $961 million and dividends paid to Deere & Company of $420 million, partially offset by an increase in external borrowings of $1,154 million.  Cash and cash equivalents decreased $25 million in the first six months of 2015.

During the first six months of 2014, the cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $543 million in the first six months of 2014.  Cash used for investing activities totaled $2,512 million in the first six months of 2014 primarily due to an increase in trade and wholesale receivables of $1,895 million and the cost of the other receivables (excluding trade and wholesale) and the equipment on operating leases exceeding collections of these receivables and proceeds from sales of equipment on operating leases by $529 million.  Cash provided by financing activities totaled $2,707 million, resulting primarily from an increase in external borrowings of $2,164 million and an increase in borrowings from Deere & Company of $612 million, partially offset by dividends paid to Deere & Company of $90 million.  Cash and cash equivalents increased $723 million in the first six months of 2014.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases.  During the first six months of 2015, total receivables and leases decreased $742 million, primarily due to lower acquisition volumes.  In the past 12 months, receivables and leases increased $538 million.  Acquisition volumes of receivables (excluding trade and wholesale) and leases were 9 percent lower in the first six months of 2015, compared with the same period last year, as volumes of retail notes and financing leases were lower, while volumes of operating leases and revolving charge accounts were higher.  The amount of total trade receivables and wholesale notes also increased compared to October 31, 2014, and decreased compared to April 30, 2014.  Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $38,876 million at April 30, 2015, compared with $39,629 million at October 31, 2014 and $38,377 million at April 30, 2014.  At April 30, 2015, the unpaid balance of all receivables administered but not owned, was $42 million, compared with $54 million at October 31, 2014 and $81 million at April 30, 2014.

Total external interest-bearing debt of the financial services operations was $32,276 million at April 30, 2015, compared with $31,882 million at the end of fiscal year 2014 and $30,422 million at April 30, 2014.  Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company and the change in investment from Deere & Company.  The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.6 to 1 at April 30, 2015, compared with 7.4 to 1 at October 31, 2014 and 7.5 to 1 at April 30, 2014.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11).  At April 30, 2015, this facility had a total capacity, or “financing limit,” of $3,500 million of secured financings at any time.  After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At April 30, 2015, $1,697 million of secured short-term borrowings was outstanding under the agreement.

In the first six months of 2015, the financial services operations issued $1,597 million and retired $1,453 million of retail note securitization borrowings.  In addition, during the first six months of 2015, the financial services operations issued $2,505 million and retired $2,414 million of long-term borrowings, which were primarily medium-term notes.

Dividends

The Company’s Board of Directors at its meeting on May 27, 2015 declared a quarterly dividend of $.60 per share payable August 3, 2015, to stockholders of record on June 30, 2015.

Item 3.                                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A).  There has been no material change in this information.

Item 4.           CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of April 30, 2015, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.  During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of 2015 were as follows:

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Feb 1 to Feb 28	1,566	$89.35	1,566	60.6

Mar 1 to Mar 31	2,134	89.59	2,134	58.5

Apr 1 to Apr 30	2,690	88.51	2,690	55.9

Total	6,390		6,390

(1)   During the second quarter of 2015, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock.  The maximum number of shares that may yet be purchased under these plans was based on the end of the second quarter closing share price of $90.52 per share.  At the end of the second quarter of 2015, $5,058 million of common stock remained to be purchased under the plans.

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

DEERE & COMPANY

Date:	May 28, 2015	By:	/s/ R. Kalathur
R. Kalathur
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-Q of registrant for the quarterly period ended January 31, 2015*)

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File

* Incorporated by reference.  Copies of these exhibits are available from the Company upon request.