Form 10-Q
period 2015-07-31
DEERE & CO
filed 2015-08-27
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Yes           No    X

At July 31, 2015,  328,166,270 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 50

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended July 31, 2015 and 2014
(In millions of dollars and shares except per share amounts) Unaudited
	2015	2014
Net Sales and Revenues
Net sales	$6,839.5	$8,723.0
Finance and interest income	596.7	573.5
Other income	157.5	203.7
Total	7,593.7	9,500.2

Costs and Expenses
Cost of sales	5,358.0	6,611.3
Research and development expenses	346.8	362.1
Selling, administrative and general expenses	755.3	820.7
Interest expense	171.5	153.9
Other operating expenses	223.6	260.0
Total	6,855.2	8,208.0

Income of Consolidated Group before Income Taxes	738.5	1,292.2
Provision for income taxes	241.0	450.2
Income of Consolidated Group	497.5	842.0
Equity in income of unconsolidated affiliates	14.2	8.9
Net Income	511.7	850.9
Less: Net income attributable to noncontrolling interests	.1	.2
Net Income Attributable to Deere & Company	$511.6	$850.7

Per Share Data
Basic	$1.54	$2.35
Diluted	$1.53	$2.33

Average Shares Outstanding
Basic	331.4	361.9
Diluted	334.1	365.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended July 31, 2015 and 2014
(In millions of dollars) Unaudited
	2015	2014

Net Income	$511.7	$850.9

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	41.3	37.3
Cumulative translation adjustment	(255.9)	(24.5)
Unrealized gain (loss) on derivatives	(.8)	1.8
Unrealized gain on investments	1.5	4.2
Other Comprehensive Income (Loss), Net of Income Taxes	(213.9)	18.8

Comprehensive Income of Consolidated Group	297.8	869.7
Less: Comprehensive income attributable to noncontrolling interests		.2
Comprehensive Income Attributable to Deere & Company	$297.8	$869.5

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended July 31, 2015 and 2014
(In millions of dollars and shares except per share amounts) Unaudited
	2015	2014
Net Sales and Revenues
Net sales	$19,843.1	$24,917.8
Finance and interest income	1,766.7	1,649.0
Other income	537.7	535.3
Total	22,147.5	27,102.1

Costs and Expenses
Cost of sales	15,472.8	18,678.7
Research and development expenses	1,021.1	1,039.9
Selling, administrative and general expenses	2,154.2	2,433.0
Interest expense	517.1	491.5
Other operating expenses	659.1	738.1
Total	19,824.3	23,381.2

Income of Consolidated Group before Income Taxes	2,323.2	3,720.9
Provision for income taxes	735.6	1,209.6
Income of Consolidated Group	1,587.6	2,511.3
Equity in income of unconsolidated affiliates	1.8	2.2
Net Income	1,589.4	2,513.5
Less: Net income attributable to noncontrolling interests	.6	1.0
Net Income Attributable to Deere & Company	$1,588.8	$2,512.5

Per Share Data
Basic	$4.71	$6.85
Diluted	$4.67	$6.79

Average Shares Outstanding
Basic	337.3	366.8
Diluted	339.9	370.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Nine Months Ended July 31, 2015 and 2014
(In millions of dollars) Unaudited
	2015	2014

Net Income	$1,589.4	$2,513.5

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	104.5	125.0
Cumulative translation adjustment	(832.9)	(86.0)
Unrealized gain (loss) on derivatives	(1.0)	4.1
Unrealized gain on investments	4.6	5.3
Other Comprehensive Income (Loss), Net of Income Taxes	(724.8)	48.4

Comprehensive Income of Consolidated Group	864.6	2,561.9
Less: Comprehensive income attributable to noncontrolling interests	.2	1.0
Comprehensive Income Attributable to Deere & Company	$864.4	$2,560.9

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	July 31	October 31	July 31
	2015	2014	2014

Assets
Cash and cash equivalents	$4,130.8	$3,787.0	$3,034.7
Marketable securities	421.1	1,215.1	1,489.4
Receivables from unconsolidated affiliates	43.2	30.2	33.3
Trade accounts and notes receivable - net	4,220.4	3,277.6	4,551.8
Financing receivables - net	24,973.4	27,422.2	27,079.9
Financing receivables securitized - net	4,737.8	4,602.3	4,264.2
Other receivables	823.1	1,500.3	1,193.1
Equipment on operating leases - net	4,426.0	4,015.5	3,580.0
Inventories	4,319.0	4,209.7	5,439.0
Property and equipment - net	5,126.4	5,577.8	5,385.5
Investments in unconsolidated affiliates	310.6	303.2	310.2
Goodwill	715.9	791.2	829.8
Other intangible assets - net	57.8	68.8	69.4
Retirement benefits	335.0	262.0	611.7
Deferred income taxes	2,705.0	2,776.6	2,564.0
Other assets	1,586.7	1,496.9	1,312.5
Total Assets	$58,932.2	$61,336.4	$61,748.5

Liabilities and Stockholders’ Equity
Short-term borrowings	$9,347.9	$8,019.2	$8,580.8
Short-term securitization borrowings	4,595.4	4,558.5	4,142.8
Payables to unconsolidated affiliates	73.7	101.0	90.4
Accounts payable and accrued expenses	7,235.8	8,554.1	8,432.9
Deferred income taxes	150.9	160.9	160.1
Long-term borrowings	23,200.9	24,380.7	24,035.5
Retirement benefits and other liabilities	6,602.6	6,496.5	5,473.5
Total liabilities	51,207.2	52,270.9	50,916.0

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at July 31, 2015 – 536,431,204)	3,806.5	3,675.4	3,652.8
Common stock in treasury	(14,562.5)	(12,834.2)	(11,742.7)
Retained earnings	22,986.5	22,004.4	21,564.6
Accumulated other comprehensive income (loss)	(4,507.4)	(3,783.0)	(2,644.7)
Total Deere & Company stockholders’ equity	7,723.1	9,062.6	10,830.0
Noncontrolling interests	1.9	2.9	2.5
Total stockholders’ equity	7,725.0	9,065.5	10,832.5
Total Liabilities and Stockholders’ Equity	$58,932.2	$61,336.4	$61,748.5

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 31, 2015 and 2014
(In millions of dollars) Unaudited
	2015	2014
Cash Flows from Operating Activities
Net income	$1,589.4	$2,513.5
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	35.4	29.6
Provision for depreciation and amortization	1,029.2	957.4
Impairment charges		62.3
Share-based compensation expense	47.7	60.6
Undistributed earnings of unconsolidated affiliates	(5.2)	(2.3)
Provision (credit) for deferred income taxes	73.0	(249.1)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(598.0)	(1,679.3)
Insurance receivables	333.4	35.5
Inventories	(941.5)	(1,102.9)
Accounts payable and accrued expenses	(594.6)	(313.6)
Accrued income taxes payable/receivable	(58.1)	207.3
Retirement benefits	293.4	215.0
Other	(12.3)	(51.9)
Net cash provided by operating activities	1,191.8	682.1

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	11,517.9	11,586.6
Proceeds from maturities and sales of marketable securities	833.0	718.7
Proceeds from sales of equipment on operating leases	773.7	803.3
Proceeds from sales of businesses, net of cash sold	149.2	339.8
Cost of receivables acquired (excluding receivables related to sales)	(11,162.9)	(12,664.2)
Purchases of marketable securities	(100.8)	(585.5)
Purchases of property and equipment	(461.4)	(640.9)
Cost of equipment on operating leases acquired	(1,355.7)	(1,049.5)
Other	(23.4)	(75.6)
Net cash provided by (used for) investing activities	169.6	(1,567.3)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	1,805.2	(76.7)
Proceeds from long-term borrowings	3,639.8	6,672.2
Payments of long-term borrowings	(3,980.1)	(4,079.8)
Proceeds from issuance of common stock	170.4	138.8
Repurchases of common stock	(1,833.9)	(1,631.1)
Dividends paid	(617.9)	(568.6)
Excess tax benefits from share-based compensation	18.5	28.5
Other	(56.9)	(50.4)
Net cash provided by (used for) financing activities	(854.9)	432.9

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(162.7)	(17.0)

Net Increase (Decrease) in Cash and Cash Equivalents	343.8	(469.3)
Cash and Cash Equivalents at Beginning of Period	3,787.0	3,504.0
Cash and Cash Equivalents at End of Period	$4,130.8	$3,034.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Nine Months Ended July 31, 2014 and 2015
(In millions of dollars) Unaudited
		Deere & Company Stockholders
					Accumulated
	Total				Other	Non-
	Stockholders’	Common	Treasury	Retained	Comprehensive	controlling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests

Balance October 31, 2013	$10,267.7	$3,524.2	$(10,210.9)	$19,645.6	$(2,693.1)	$1.9
Net income	2,513.5			2,512.5		1.0
Other comprehensive income	48.4				48.4
Repurchases of common stock	(1,631.1)		(1,631.1)
Treasury shares reissued	99.3		99.3
Dividends declared	(593.8)			(593.5)		(.3)
Stock options and other	128.5	128.6				(.1)
Balance July 31, 2014	$10,832.5	$3,652.8	$(11,742.7)	$21,564.6	$(2,644.7)	$2.5

Balance October 31, 2014	$9,065.5	$3,675.4	$(12,834.2)	$22,004.4	$(3,783.0)	$2.9
Net income	1,589.4			1,588.8		.6
Other comprehensive loss	(724.8)				(724.4)	(.4)
Repurchases of common stock	(1,833.9)		(1,833.9)
Treasury shares reissued	105.6		105.6
Dividends declared	(607.7)			(606.4)		(1.3)
Stock options and other	130.9	131.1		(.3)		.1
Balance July 31, 2015	$7,725.0	$3,806.5	$(14,562.5)	$22,986.5	$(4,507.4)	$1.9

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $468 million and $499 million in the first nine months of 2015 and 2014, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $42 million and $50 million at July 31, 2015 and 2014, respectively.

(3)  New accounting standards to be adopted are as follows:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition.  This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, which amends ASU No. 2014-09.  As a result, the effective date will be the first quarter of fiscal year 2019 with early adoption permitted in the first quarter of fiscal year 2018.  The adoption will use one of two retrospective application methods.  The Company has not determined the potential effects on the consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software.  This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license.  If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets.  If the arrangement does not include a license, the arrangement will be accounted for as a service contract.  The effective date will be the first quarter of fiscal year 2017 and will be adopted prospectively.  The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which amends ASC 820, Fair Value Measurement.  This ASU removes the requirement to categorize within the fair value hierarchy investments without readily determinable fair values in entities that elect to measure fair value using net asset value per share or its equivalent.  The ASU requires that these investments continue to be shown in the investment disclosure amount to allow the disclosure to reconcile to the investment amount presented in the balance sheet.  The ASU will be early adopted in the fourth quarter of fiscal year 2015 and will be applied retrospectively.  The adoption will not have a material effect on the Company’s consolidated financial statements.

In May 2015, the FASB issued ASU No. 2015-09, Disclosures about Short-Duration Contracts, which amends ASC 944, Financial Services - Insurance.  This ASU requires disclosure of additional information about unpaid claims and claims adjustment expenses, including a rollforward of the liability of the claims adjustment liability.  The effective date will be the fourth quarter of fiscal year 2017.  The adoption will not have a material effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends ASC 330, Inventory.  This ASU simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value.  The ASU does not apply to inventory measured using last-in, first-out method.  The effective date will be the first quarter of fiscal year 2018 with early adoption permitted.  The adoption will not have a material effect on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends ASC 835-30, Interest - Imputation of Interest.  This ASU clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit.  These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement.  The effective date will be the first quarter of fiscal year 2017 and will be applied retrospectively.  The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)  The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

						Total
				Unrealized	Unrealized	Accumulated
	Retirement	Cumulative		Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation		on	on	Comprehensive
	Adjustment	Adjustment		Derivatives	Investments	Income (Loss)
Balance October 31, 2014	$(3,493)	$(303)			$13	$(3,783)
Other comprehensive income (loss) items before reclassification	(23)	(832)		$(5)	9	(851)
Amounts reclassified from accumulated other comprehensive income	127			4	(4)	127
Net current period other comprehensive income (loss)	104	(832)		(1)	5	(724)
Balance July 31, 2015	$(3,389)	$(1,135)		$(1)	$18	$(4,507)

Balance October 31, 2013	$(2,809)	$113		$(3)	$6	$(2,693)
Other comprehensive income (loss) items before reclassification	12	(95)		(7)	5	(85)
Amounts reclassified from accumulated other comprehensive income	113	9	*	11		133
Net current period other comprehensive income (loss)	125	(86)		4	5	48
Balance July 31, 2014	$(2,684)	$27		$1	$11	$(2,645)

* Represents the accumulated translation adjustments related to the foreign subsidiaries of the Water operations that were sold (see Note 18).

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 31, 2015	Amount	Credit	Amount
Cumulative translation adjustment:	$(256)	$1	$(255)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(4)	2	(2)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3	(1)	2
Foreign exchange contracts – Other operating expense	(1)		(1)
Net unrealized gain (loss) on derivatives	(2)	1	(1)
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	6	(3)	3
Reclassification of realized (gain) loss – Other income	(3)	1	(2)
Net unrealized gain (loss) on investments	3	(2)	1
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(4)	1	(3)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	55	(20)	35
Prior service (credit) cost	7	(2)	5
Settlements/curtailments	4	(2)	2
Health care and life insurance
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	22	(8)	14
Prior service (credit) cost	(19)	7	(12)
Net unrealized gain (loss) on retirement benefits adjustments	65	(24)	41
Total other comprehensive income (loss)	$(190)	$(24)	$(214)

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 31, 2015	Amount	Credit	Amount
Cumulative translation adjustment:	$(831)	$(1)	$(832)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(8)	3	(5)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	9	(3)	6
Foreign exchange contracts – Other operating expense	(3)	1	(2)
Net unrealized gain (loss) on derivatives	(2)	1	(1)
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	14	(5)	9
Reclassification of realized (gain) loss – Other income	(7)	3	(4)
Net unrealized gain (loss) on investments	7	(2)	5
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(21)	7	(14)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	165	(60)	105
Prior service (credit) cost	19	(7)	12
Settlements/curtailments	5	(2)	3
Health care and life insurance
Net actuarial gain (loss)	(12)	3	(9)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	68	(25)	43
Prior service (credit) cost	(57)	21	(36)
Net unrealized gain (loss) on retirement benefits adjustments	167	(63)	104
Total other comprehensive income (loss)	$(659)	$(65)	$(724)

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 31, 2014	Amount	Credit	Amount
Cumulative translation adjustment:
Unrealized (loss) on translation adjustment	$(33)		$(33)
Reclassification of loss to Other expense *	9		9
Net unrealized (loss) on translation adjustment	(24)		(24)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(2)	$1	(1)
Reclassification of realized loss to:
Interest rate contracts – Interest expense	3	(1)	2
Foreign exchange contracts – Other operating expense	1		1
Net unrealized gain on derivatives	2		2
Unrealized gain (loss) on investments:
Unrealized holding gain	6	(2)	4
Net unrealized gain on investments	6	(2)	4
Retirement benefits adjustment:
Pensions
Net actuarial gain	1		1
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: **
Actuarial loss	43	(16)	27
Prior service cost	6	(2)	4
Settlements/curtailments	2	(1)	1
Health care and life insurance
Net actuarial gain (loss)	(1)		(1)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: **
Actuarial loss	8	(3)	5
Net unrealized gain on retirement benefits adjustments	59	(22)	37
Total other comprehensive income (loss)	$43	$(24)	$19

* Represents the accumulated translation adjustments related to the foreign subsidiaries of the Water operations that were sold (see Note 18).

** These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

In the third quarter of 2015 and 2014, the noncontrolling interests’ comprehensive income was none and $.2 million, respectively, which consisted of net income of $.1 million and $.2 million and cumulative translation adjustments of $(.1) million and none, respectively.

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 31, 2014	Amount	Credit	Amount
Cumulative translation adjustment:
Unrealized (loss) on translation adjustment	$(96)	$1	$(95)
Reclassification of loss to Other expense *	9		9
Net unrealized (loss) on translation adjustment	(87)	1	(86)
Unrealized gain (loss) on derivatives:
Unrealized hedging (loss)	(11)	4	(7)
Reclassification of realized loss to:
Interest rate contracts – Interest expense	11	(4)	7
Foreign exchange contracts – Other operating expense	7	(3)	4
Net unrealized gain on derivatives	7	(3)	4
Unrealized gain (loss) on investments:
Unrealized holding gain	8	(3)	5
Net unrealized gain on investments	8	(3)	5
Retirement benefits adjustment:
Pensions
Net actuarial (loss)	(19)	8	(11)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: **
Actuarial loss	129	(47)	82
Prior service cost	18	(7)	11
Settlements/curtailments	8	(3)	5
Health care and life insurance
Net actuarial gain	38	(15)	23
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: **
Actuarial loss	25	(9)	16
Prior service (credit)	(2)	1	(1)
Net unrealized gain on retirement benefits adjustments	197	(72)	125
Total other comprehensive income (loss)	$125	$(77)	$48
* Represents the accumulated translation adjustments related to the foreign subsidiaries of the Water operations that were sold (see Note 18).

** These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

In the first nine months of 2015 and 2014, the noncontrolling interests’ comprehensive income was $.2 million and $1.0 million, respectively, which consisted of net income of $.6 million and $1.0 million and cumulative translation adjustments of $(.4) million and none, respectively.

(5)  Dividends declared and paid on a per share basis were as follows:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2015	2014	2015	2014

Dividends declared	$.60	$.60	$1.80	$1.62
Dividends paid	$.60	$.51	$1.80	$1.53

(6)  A  reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2015	2014	2015	2014
Net income attributable to Deere & Company	$511.6	$850.7	$1,588.8	$2,512.5
Less income allocable to participating securities	.2	.3	.6	.8
Income allocable to common stock	$511.4	$850.4	$1,588.2	$2,511.7
Average shares outstanding	331.4	361.9	337.3	366.8
Basic per share	$1.54	$2.35	$4.71	$6.85

Average shares outstanding	331.4	361.9	337.3	366.8
Effect of dilutive share-based compensation	2.7	3.2	2.6	3.3
Total potential shares outstanding	334.1	365.1	339.9	370.1
Diluted per share	$1.53	$2.33	$4.67	$6.79

All stock options outstanding were included in the above per share computation for both periods in 2015.  During the third quarter and first nine months of 2014, 2.4 million shares in both periods were excluded from the computation because the incremental shares under the treasury stock method would have been antidilutive.

(7)  The Company has several defined benefit pension plans and defined postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2015	2014	2015	2014
Service cost	$70	$61	$212	$184
Interest cost	118	119	356	358
Expected return on plan assets	(192)	(192)	(577)	(578)
Amortization of actuarial loss	55	43	165	129
Amortization of prior service cost	7	6	19	18
Settlements/curtailments	4	2	5	8
Net cost	$62	$39	$180	$119

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2015	2014	2015	2014
Service cost	$12	$11	$35	$33
Interest cost	65	66	194	197
Expected return on plan assets	(14)	(18)	(42)	(53)
Amortization of actuarial loss	22	8	68	25
Amortization of prior service credit	(19)		(57)	(2)
Net cost	$66	$67	$198	$200

During the first nine months of 2015, the Company contributed approximately $61 million to its pension plans and $22 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $16 million to its pension plans and $5 million to its other postretirement benefit plans during the remainder of fiscal year 2015.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)  The Company’s unrecognized tax benefits at July 31, 2015 were $236 million, compared to $213 million at October 31, 2014.  The liability at July 31, 2015 consisted of approximately $80 million, which would affect the effective tax rate if it was recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  The changes in the unrecognized tax benefits for the first nine months of 2015 were not significant.  The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(9)  Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended July 31			Nine Months Ended July 31
			%			%
	2015	2014	Change	2015	2014	Change
Net sales and revenues:
Agriculture and turf	$5,308	$6,969	-24	$15,155	$20,211	-25
Construction and forestry	1,532	1,754	-13	4,688	4,707
Total net sales	6,840	8,723	-22	19,843	24,918	-20
Financial services	636	656	-3	1,937	1,815	+7
Other revenues	118	121	-2	367	369	-1
Total net sales and revenues	$7,594	$9,500	-20	$22,147	$27,102	-18
Operating profit: *
Agriculture and turf	$472	$941	-50	$1,378	$2,967	-54
Construction and forestry	129	194	-34	464	420	+10
Financial services	239	249	-4	737	660	+12
Total operating profit	840	1,384	-39	2,579	4,047	-36
Reconciling items **	(87)	(83)	+5	(254)	(324)	-22
Income taxes	(241)	(450)	-46	(736)	(1,210)	-39
Net income attributable to Deere & Company	$512	$851	-40	$1,589	$2,513	-37
Intersegment sales and revenues:
Agriculture and turf net sales	$19	$24	-21	$44	$66	-33
Construction and forestry net sales				1	1
Financial services	60	64	-6	165	169	-2

Equipment operations outside the U.S. and Canada:
Net sales	$2,642	$3,419	-23	$7,144	$9,698	-26
Operating profit	195	295	-34	503	847	-41

	July 31	October 31
	2015	2014
Identifiable assets:
Agriculture and turf	$8,827	$9,442	-7
Construction and forestry	3,407	3,405
Financial services	41,470	42,784	-3
Corporate	5,228	5,705	-8
Total assets	$58,932	$61,336	-4

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	July 31, 2015
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$108	$44	$54	$206
Construction and forestry	65	20	14	99
Other:
Agriculture and turf	20	12	7	39
Construction and forestry	10	4	4	18
Total	$203	$80	$79	$362

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$206	$112	$18,354	$18,672
Construction and forestry	99	20	2,538	2,657
Other:
Agriculture and turf	39	12	7,453	7,504
Construction and forestry	18	8	1,009	1,035
Total	$362	$152	$29,354	29,868
Less allowance for credit losses				157
Total financing receivables - net				$29,711

	October 31, 2014
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$93	$34	$28	$155
Construction and forestry	54	16	7	77
Other:
Agriculture and turf	23	12	2	37
Construction and forestry	12	3	4	19
Total	$182	$65	$41	$288

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$155	$107	$19,966	$20,228
Construction and forestry	77	17	2,462	2,556
Other:
Agriculture and turf	37	15	8,208	8,260
Construction and forestry	19	2	1,134	1,155
Total	$288	$141	$31,770	32,199
Less allowance for credit losses				175
Total financing receivables - net				$32,024

	July 31, 2014
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$99	$38	$30	$167
Construction and forestry	61	20	12	93
Other:
Agriculture and turf	22	10	8	40
Construction and forestry	15	5	2	22
Total	$197	$73	$52	$322

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$167	$117	$19,458	$19,742
Construction and forestry	93	18	2,237	2,348
Other:
Agriculture and turf	40	85	8,169	8,294
Construction and forestry	22	6	1,112	1,140
Total	$322	$226	$30,976	31,524
Less allowance for credit losses				180
Total financing receivables - net				$31,344

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended July 31, 2015
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$99	$41	$23	$163
Provision	4	14	1	19
Write-offs	(8)	(18)	(1)	(27)
Recoveries	3	4		7
Translation adjustments	(4)		(1)	(5)
End of period balance *	$94	$41	$22	$157

	Nine Months Ended July 31, 2015
Allowance:
Beginning of period balance	$109	$41	$25	$175
Provision	9	22	2	33
Write-offs	(17)	(34)	(2)	(53)
Recoveries	7	12	1	20
Translation adjustments	(14)		(4)	(18)
End of period balance *	$94	$41	$22	$157
Financing receivables:
End of period balance	$21,329	$2,680	$5,859	$29,868
Balance individually evaluated **	$19	$3	$9	$31

	Three Months Ended July 31, 2014
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$105	$40	$26	$171
Provision	2	7	7	16
Write-offs	(4)	(10)	(1)	(15)
Recoveries	3	4	1	8
End of period balance *	$106	$41	$33	$180

	Nine Months Ended July 31, 2014
Allowance:
Beginning of period balance	$101	$41	$31	$173
Provision	10	10	3	23
Write-offs	(12)	(21)	(1)	(34)
Recoveries	8	11		19
Translation adjustments	(1)			(1)
End of period balance *	$106	$41	$33	$180
Financing receivables:
End of period balance	$22,090	$2,562	$6,872	$31,524
Balance individually evaluated **	$44	$1	$80	$125

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
July 31, 2015*
Receivables with specific allowance **	$5	$4	$1	$8
Receivables without a specific allowance ***	20	19		21
Total	$25	$23	$1	$29
Agriculture and turf	$12	$11	$1	$16
Construction and forestry	$13	$12		$13

October 31, 2014*
Receivables with specific allowance **	$9	$9	$2	$10
Receivables without a specific allowance **	6	6		7
Total	$15	$15	$2	$17
Agriculture and turf	$12	$12	$2	$13
Construction and forestry	$3	$3		$4

July 31, 2014*
Receivables with specific allowance ****	$92	$92	$10	$95
Receivables without a specific allowance **	6	6		6
Total	$98	$98	$10	$101
Agriculture and turf	$96	$96	$10	$99
Construction and forestry	$2	$2		$2

*   Finance income recognized was not material.

**  Primarily retail notes.

***   Primarily retail notes and wholesale receivables.

**** Primarily wholesale receivables, retail notes and operating loans.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties.  These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest.  During the first nine months of 2015, the Company identified 76 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $2.2 million pre-modification and $1.7 million post-modification.  During the first nine months of 2014, there were 51 financing receivable contracts, primarily retail notes, identified as troubled debt restructurings with aggregate balances of $1.4 million pre-modification and $1.2 million post-modification.  During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off.  At July 31, 2015, the Company had no commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs.  The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,639 million, $3,011 million and $2,402 million at July 31, 2015, October 31, 2014 and July 31, 2014, respectively.  The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,534 million, $2,942 million and $2,308 million at July 31, 2015, October 31, 2014 and July 31, 2014 respectively.  The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity.  The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $284 million, $368 million and $425 million at July 31, 2015, October 31, 2014 and July 31, 2014, respectively.  The liabilities (short-term securitization borrowings and accrued interest) were $265 million, $351 million and $398 million at July 31, 2015, October 31, 2014 and July 31, 2014, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,923 million, $1,331 million and $1,539 million at July 31, 2015, October 31, 2014 and July 31, 2014 respectively.  The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,798 million, $1,267 million and $1,438 million at July 31, 2015, October 31, 2014 and July 31, 2014, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

July 31, 2015
Carrying value of liabilities	$1,798
Maximum exposure to loss	1,923

The total assets of unconsolidated VIEs related to securitizations were approximately $54 billion at July 31, 2015.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	July 31	October 31	July 31
	2015	2014	2014
Financing receivables securitized (retail notes)	$4,751	$4,616	$4,276
Allowance for credit losses	(13)	(14)	(12)
Other assets	108	108	102
Total restricted securitized assets	$4,846	$4,710	$4,366

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	July 31	October 31	July 31
	2015	2014	2014
Short-term securitization borrowings	$4,595	$4,559	$4,143
Accrued interest on borrowings	2	1	1
Total liabilities related to restricted securitized assets	$4,597	$4,560	$4,144

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At July 31, 2015, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(12)  Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	July 31	October 31	July 31
	2015	2014	2014
Raw materials and supplies	$1,587	$1,724	$1,848
Work-in-process	522	654	792
Finished goods and parts	3,701	3,360	4,361
Total FIFO value	5,810	5,738	7,001
Less adjustment to LIFO value	1,491	1,528	1,562
Inventories	$4,319	$4,210	$5,439

(13)  The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Balance October 31, 2013:
Goodwill	$302	$603	$905
Less accumulated impairment losses	60		60
Goodwill-net	242	603	845

Divestitures	(60)		(60)
Translation adjustments and other		(15)	(15)

Balance July 31, 2014:
Goodwill	242	588	830
Less accumulated impairment losses *
Goodwill-net	$242	$588	$830

Balance October 31, 2014:
Goodwill	$235	$556	$791
Less accumulated impairment losses *
Goodwill-net	235	556	791

Translation adjustments	(17)	(58)	(75)

Balance July 31, 2015:
Goodwill-net	$218	$498	$716

* Accumulated impairment losses were reduced by $60 million related to the divestiture of the Water operations, which occurred in May 2014 (see Note 18).

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	July 31	October 31	July 31
	(Years)	2015	2014	2014
Amortized intangible assets:
Customer lists and relationships	15	$19	$20	$20
Technology, patents, trademarks and other	18	91	90	88
Total at cost		110	110	108
Less accumulated amortization **		52	45	43
Total		58	65	65
Unamortized intangible assets:
Licenses ***			4	4
Other intangible assets-net		$58	$69	$69
*  Weighted-averages

** Accumulated amortization at July 31, 2015, October 31, 2014 and July 31, 2014 for customer lists and relationships totaled $10 million, $9 million and $9 million, respectively, and technology, patents, trademarks and other totaled $42 million, $36 million and $34 million, respectively.

*** Licenses were reduced by $4 million related to the divestiture of the Crop Insurance operations, which occurred in March 2015 (see Note 19).

The amortization of other intangible assets in the third quarter and the first nine months of 2015 was $3 million and $8 million and for 2014 was $3 million and $8 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2015 - $2, 2016 - $10, 2017 - $9, 2018 - $5 and 2019 - $5.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $439 million and $389 million at July 31, 2015 and 2014, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2015	2014	2015	2014

Beginning of period balance	$1,242	$1,196	$1,234	$1,164
Payments	(221)	(206)	(564)	(572)
Amortization of premiums received	(39)	(43)	(121)	(103)
Accruals for warranties	222	183	592	550
Premiums received	51	54	143	150
Foreign exchange	(9)	(1)	(38)	(6)
End of period balance	$1,246	$1,183	$1,246	$1,183

At July 31, 2015, the Company had approximately $183 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At July 31, 2015, the Company had accrued losses of approximately $7 million under these agreements.  The maximum remaining term of the receivables guaranteed at July 31, 2015 was approximately five years.

At July 31, 2015, the Company had commitments of approximately $221 million for the construction and acquisition of property and equipment.  Also, at July 31, 2015, the Company had restricted assets of $82 million, primarily as collateral for borrowings and restricted other assets.  See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $37 million at July 31, 2015, for which it believes the probability for payment is substantially remote.  The accrued liability for these contingencies was not material at July 31, 2015.

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

(15)  The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	July 31, 2015		October 31, 2014		July 31, 2014
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables - net	$24,973	$24,831	$27,422	$27,337	$27,080	$26,952
Financing receivables securitized - net	4,738	4,709	4,602	4,573	4,264	4,222
Short-term securitization borrowings	4,595	4,596	4,559	4,562	4,143	4,145

Long-term borrowings due within one year:
Equipment operations	$167	$157	$243	$233	$245	$238
Financial services	4,683	4,674	4,730	4,743	4,915	4,927
Total	$4,850	$4,831	$4,973	$4,976	$5,160	$5,165

Long-term borrowings:
Equipment operations	$4,475	$4,878	$4,643	$5,095	$4,678	$5,120
Financial services	18,726	18,772	19,738	19,886	19,357	19,569
Total	$23,201	$23,650	$24,381	$24,981	$24,035	$24,689

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	July 31	October 31	July 31
	2015*	2014*	2014*
Marketable securities
International equity securities	$8
Equity fund	35	$45	$32
Fixed income fund		10	10
U.S. government debt securities	82	808	1,108
Municipal debt securities	30	34	34
Corporate debt securities	104	172	169
International debt securities	47
Mortgage-backed securities **	115	146	136
Total marketable securities	421	1,215	1,489
Other assets
Derivatives:
Interest rate contracts	341	319	321
Foreign exchange contracts	57	18	14
Cross-currency interest rate contracts	27	16	13
Total assets ***	$846	$1,568	$1,837
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$83	$81	$101
Foreign exchange contracts	26	29	32
Cross-currency interest rate contracts			1
Total liabilities	$109	$110	$134

*  Measurements above were Level 2 measurements except for Level 1 measurements of the international equity securities of $8 million at July 31, 2015; the equity fund of $35 million, $45 million and $32 million at July 31, 2015, October 31, 2014 and July 31, 2014; the fixed income fund of $10 million at both October 31, 2014 and July 31, 2014; and the U.S. government debt securities of $37 million, $741 million and $1,041 million at July 31, 2015, October 31, 2014 and July 31, 2014, respectively.  In addition, $31 million of the international debt securities were Level 3 measurements at July 31, 2015.  There were no transfers between Level 1 and Level 2 during the first nine months of 2015 or 2014.

** Primarily issued by U.S. government sponsored enterprises.

***  Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value.  The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at July 31, 2015 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$39	$40
Due after one through five years	85	88
Due after five through 10 years	92	95
Due after 10 years	38	40
Mortgage-backed securities	113	115
Debt securities	$367	$378

Fair value, recurring, Level 3 measurements from available for sale marketable securities in millions of dollars follow:

	Three Months Ended	Nine Months Ended
	July 31	July 31
	2015	2015
Beginning of period balance
Purchases	$30	$30
Change in unrealized gain (loss)	1	1
End of period balance	$31	$31

Fair value,  nonrecurring, Level 3 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended		Nine Months Ended
	July 31	October 31	July 31	July 31		July 31
	2015	2014	2014	2015	2014	2015	2014

Property and equipment – net		$53					$26

Assets held for sale – Water operations **							$36

Other assets		$15

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

The following is a description of the valuation methodologies the Company uses to measure certain financial instruments on the balance sheet at fair value:

Marketable Securities – The portfolio of investments, except for the Level 3 measurement international debt securities, is primarily valued on a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk and prepayment speeds.  Funds are primarily valued using the fund’s net asset value, based on the fair value of the underlying securities.  The Level 3 measurement international debt securities are primarily valued using an income approach based on discounted cash flows using yield curves derived from limited, observable market data.

Derivatives – The Company’s derivative financial instruments consist of interest rate swaps and caps, foreign currency futures, forwards and swaps, and cross-currency interest rate swaps.  The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

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

Other Assets – The impairments are measured at the lower of the carrying amount or fair value.  The valuations were based on a market approach.  The inputs include sales of comparable assets.

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 31, 2015,  October 31, 2014 and July 31, 2014 were $2,800 million, $3,050 million and $3,650 million, respectively.  The notional amounts of cross-currency interest rate contracts at July 31, 2015, October 31, 2014 and July 31, 2014 were $65 million, $70 million, and $70 million, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings.  These amounts offset the effects of interest rate or foreign currency changes on the related borrowings.  Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at July 31, 2015 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $5 million after-tax.  These contracts mature in up to 38 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at July 31, 2015, October 31, 2014 and July 31, 2014 were $8,694 million, $8,798 million and $8,847 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  The ineffective portions were none and a loss of $1 million during the third quarter of 2015 and 2014, respectively, and were a gain of $1 million and a loss of $2 million during the first nine months of 2015 and 2014, respectively.  The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2015	2014	2015	2014
Interest rate contracts *	$(10)	$32	$45	$(49)
Borrowings **	10	(33)	(44)	47

* Includes changes in fair values of interest rate contracts excluding net accrued interest income of $42 million and $44 million during the third quarter of 2015 and 2014, respectively, and $131 million and $121 million during the first nine months of 2015 and 2014, respectively.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $68 million and $69 million during the third quarter of 2015 and 2014, respectively, and $207 million and $194 million during the first nine months of 2015 and 2014, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at July 31, 2015, October 31, 2014 and July 31, 2014 were $5,912 million, $6,317 million and $6,303 million, the foreign exchange contracts were $3,040 million, $3,524 million and $3,578 million and the cross-currency interest rate contracts were $80 million, $98 million and $78 million, respectively.  At July 31, 2015, October 31, 2014 and July 31, 2014, there were also $1,190 million, $1,703 million and $1,858 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	July 31	October 31	July 31
Other Assets	2015	2014	2014
Designated as hedging instruments:
Interest rate contracts	$284	$266	$266
Cross-currency interest rate contracts	14	13	12
Total designated	298	279	278

Not designated as hedging instruments:
Interest rate contracts	57	53	55
Foreign exchange contracts	57	18	14
Cross-currency interest rate contracts	13	3	1
Total not designated	127	74	70

Total derivatives	$425	$353	$348

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$20	$35	$50
Total designated	20	35	50

Not designated as hedging instruments:
Interest rate contracts	63	46	51
Foreign exchange contracts	26	29	32
Cross-currency interest rate contracts			1
Total not designated	89	75	84

Total derivatives	$109	$110	$134

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended		Nine Months Ended
	OCI	July 31		July 31
	Classification	2015	2014	2015	2014
Fair Value Hedges:
Interest rate contracts	Interest	$32	$76	$176	$72

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(4)	(1)	(10)	(5)
Foreign exchange contracts	OCI (pretax) *		(1)	2	(6)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(3)	(3)	(9)	(11)
Foreign exchange contracts	Other operating *	1	(1)	3	(7)

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$(6)		$(18)	$4
Foreign exchange contracts	Cost of sales	43	$(30)	69
Foreign exchange contracts	Other operating *	81	(39)	281	(28)
Total not designated		$118	$(69)	$332	$(24)

* Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

** The amount is not significant.

Counterparty Risk and Collateral

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at July 31, 2015, October 31, 2014 and July 31, 2014, was $60 million, $57 million and $76 million, respectively.  The Company, due to its credit rating and amounts of net liability position, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to this liability position, prior to considering applicable netting provisions.

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

Derivatives are recorded without offsetting for netting arrangements or collateral.  The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid follows:

	Gross Amounts	Netting	Collateral
July 31, 2015	Recognized	Arrangements	Received	Net Amount
Derivatives:
Assets	$425	$(78)	$(1)	$346
Liabilities	109	(78)		31

	Gross Amounts	Netting	Collateral
October 31, 2014	Recognized	Arrangements	Received	Net Amount
Derivatives:
Assets	$353	$(76)	$(5)	$272
Liabilities	110	(76)		34

	Gross Amounts	Netting	Collateral
July 31, 2014	Recognized	Arrangements	Received	Net Amount
Derivatives:
Assets	$348	$(85)	$(5)	$258
Liabilities	134	(85)		49

(17)  In December 2014, the Company granted stock options to employees for the purchase of 3.0 million shares of common stock at an exercise price of $88.19 per share and a binomial lattice model fair value of $19.67 per share at the grant date.  At July 31, 2015, options for 14.9 million shares were outstanding with a weighted-average exercise price of $77.38 per share.  The Company also granted 237 thousand restricted stock units to employees and non-employee directors in the first nine months of 2015, of which 111 thousand are subject to service based only conditions, 63 thousand are subject to performance/service based conditions and 63 thousand are subject to market/service based conditions.  The fair value of the service based only units at the grant date was $88.69 per unit based on the market price of a share of underlying common stock.  The fair value of the performance/service based units at the grant date was $81.78 per unit based on the market price of a share of underlying common stock excluding dividends.  The fair value of the market/service based units at the grant date was $113.97 per unit based on a lattice valuation model excluding dividends.  At July 31, 2015, the Company was authorized to grant an additional 16.9 million shares related to stock option and restricted stock awards.

(18)  In May 2014, the Company closed the sale of the stock and certain assets of the entities that compose the Company’s Water operations to FIMI Opportunity Funds.  At April 30, 2014, the total assets of $85 million and liabilities of $50 million were classified as held for sale in the consolidated financial statements, which consisted of $57 million of trade receivables, $10 million of other receivables, $49 million of inventories, $5 million of other assets less a $36 million asset impairment.  The related liabilities held for sale consisted of accounts payable and accrued expenses of $47 million and retirement benefits and other liabilities of $3 million.

The total amount of proceeds from the sale was approximately $35 million with a loss of $10 million, pretax and after-tax, in addition to the impairment discussed below.  The Company provided certain business services for a fee during a transition period.

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

(19)  In March 2015, the Company closed the sale of all of the stock of its wholly-owned subsidiaries, John Deere Insurance Company and John Deere Risk Protection, Inc. (collectively the Crop Insurance operations) to Farmers Mutual Hail Insurance Company of Iowa.  These operations were included in the Company’s financial services operating segment.  At January 31, 2015, the total assets of $381 million and liabilities of $267 million were classified as held for sale in the consolidated financial statements, which consisted of the following:

January 31
2015
Cash and cash equivalents	$13
Marketable securities	79
Other receivables	265
Other intangible assets - net	4
Other assets	20
Total assets held for sale	$381

Account payable and accrued expenses, and Total liabilities held for sale	$267

The total amount of proceeds from the sale was approximately $154 million, including $5 million of cash and cash equivalents sold, with a gain recorded in other income of $42 million pretax and $40 million after-tax. The tax expense was partially offset by a change in a valuation allowance on a capital loss carryforward. The Company will provide certain business services for a fee during a transition period.

(20) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended July 31, 2015 and 2014
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2015	2014	2015	2014
Net Sales and Revenues
Net sales	$6,839.5	$8,723.0
Finance and interest income	20.8	14.2	$644.3	$634.2
Other income	140.8	147.2	51.2	85.6
Total	7,001.1	8,884.4	695.5	719.8

Costs and Expenses
Cost of sales	5,358.4	6,611.6
Research and development expenses	346.8	362.1
Selling, administrative and general expenses	633.5	684.5	123.9	138.8
Interest expense	69.6	61.1	113.6	107.3
Interest compensation to Financial Services	56.7	60.4
Other operating expenses	36.3	60.9	219.3	225.3
Total	6,501.3	7,840.6	456.8	471.4

Income of Consolidated Group before Income Taxes	499.8	1,043.8	238.7	248.4
Provision for income taxes	155.5	363.8	85.5	86.4
Income of Consolidated Group	344.3	680.0	153.2	162.0

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	153.4	162.3	.2	.3
Other	14.0	8.6
Total	167.4	170.9	.2	.3
Net Income	511.7	850.9	153.4	162.3
Less: Net income attributable to noncontrolling interests	.1	.2
Net Income Attributable to Deere & Company	$511.6	$850.7	$153.4	$162.3

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Nine Months Ended July 31, 2015 and 2014
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2015	2014	2015	2014
Net Sales and Revenues
Net sales	$19,843.1	$24,917.8
Finance and interest income	58.8	50.0	$1,900.9	$1,795.2
Other income	451.2	447.6	201.4	188.6
Total	20,353.1	25,415.4	2,102.3	1,983.8

Costs and Expenses
Cost of sales	15,474.2	18,679.5
Research and development expenses	1,021.1	1,039.9
Selling, administrative and general expenses	1,794.1	2,046.9	366.9	394.2
Interest expense	208.0	216.5	346.0	313.0
Interest compensation to Financial Services	156.0	157.4
Other operating expenses	112.6	212.8	653.3	618.0
Total	18,766.0	22,353.0	1,366.2	1,325.2

Income of Consolidated Group before Income Taxes	1,587.1	3,062.4	736.1	658.6
Provision for income taxes	478.5	1,001.7	257.1	208.0
Income of Consolidated Group	1,108.6	2,060.7	479.0	450.6

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	480.0	452.2	1.0	1.6
Other	.8	.6
Total	480.8	452.8	1.0	1.6
Net Income	1,589.4	2,513.5	480.0	452.2
Less: Net income attributable to noncontrolling interests	.6	1.0
Net Income Attributable to Deere & Company	$1,588.8	$2,512.5	$480.0	$452.2

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	July 31	October 31	July 31	July 31	October 31	July 31
	2015	2014	2014	2015	2014	2014

Assets
Cash and cash equivalents	$2,907.1	$2,569.2	$1,855.0	$1,223.7	$1,217.8	$1,179.8
Marketable securities	47.4	700.4	1,002.5	373.7	514.7	486.9
Receivables from unconsolidated subsidiaries and affiliates	2,941.5	3,663.9	4,865.7
Trade accounts and notes receivable - net	581.2	706.0	819.1	4,780.9	3,554.4	4,923.0
Financing receivables - net	4.7	18.5	7.1	24,968.7	27,403.7	27,072.8
Financing receivables securitized - net				4,737.8	4,602.3	4,264.2
Other receivables	779.2	848.0	802.6	76.2	659.0	421.1
Equipment on operating leases - net				4,426.0	4,015.5	3,580.0
Inventories	4,319.0	4,209.7	5,439.0
Property and equipment - net	5,072.4	5,522.5	5,330.3	54.0	55.3	55.1
Investments in unconsolidated subsidiaries and affiliates	4,923.8	5,106.5	5,005.9	10.2	10.9	11.3
Goodwill	715.9	791.2	829.8
Other intangible assets - net	57.8	64.8	65.4		4.0	4.0
Retirement benefits	335.5	263.5	579.3	27.1	32.9	34.3
Deferred income taxes	3,028.6	2,981.9	2,778.3	61.6	64.9	70.8
Other assets	859.4	850.6	680.5	730.0	648.2	633.3
Total Assets	$26,573.5	$28,296.7	$30,060.5	$41,469.9	$42,783.6	$42,736.6

Liabilities and Stockholders’ Equity
Short-term borrowings	$650.8	$434.1	$1,042.6	$8,697.1	$7,585.1	$7,538.2
Short-term securitization borrowings				4,595.4	4,558.5	4,142.8
Payables to unconsolidated subsidiaries and affiliates	73.7	101.0	90.9	2,898.3	3,633.7	4,831.9
Accounts payable and accrued expenses	7,025.1	7,518.4	7,938.3	1,387.3	2,027.0	1,716.9
Deferred income taxes	79.9	87.1	84.4	456.2	344.1	360.8
Long-term borrowings	4,475.4	4,642.5	4,678.7	18,725.5	19,738.2	19,356.7
Retirement benefits and other liabilities	6,543.6	6,448.1	5,393.1	86.7	82.8	82.3
Total liabilities	18,848.5	19,231.2	19,228.0	36,846.5	37,969.4	38,029.6

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at July 31, 2015 – 536,431,204)	3,806.5	3,675.4	3,652.8	2,051.3	2,023.1	2,010.5
Common stock in treasury	(14,562.5)	(12,834.2)	(11,742.7)
Retained earnings	22,986.5	22,004.4	21,564.6	2,812.2	2,811.8	2,639.6
Accumulated other comprehensive income (loss)	(4,507.4)	(3,783.0)	(2,644.7)	(240.1)	(20.7)	56.9
Total Deere & Company stockholders' equity	7,723.1	9,062.6	10,830.0	4,623.4	4,814.2	4,707.0
Noncontrolling interests	1.9	2.9	2.5
Total stockholders’ equity	7,725.0	9,065.5	10,832.5	4,623.4	4,814.2	4,707.0
Total Liabilities and Stockholders’ Equity	$26,573.5	$28,296.7	$30,060.5	$41,469.9	$42,783.6	$42,736.6

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Nine Months Ended July 31, 2015 and 2014
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2015	2014	2015	2014
Cash Flows from Operating Activities
Net income	$1,589.4	$2,513.5	$480.0	$452.2
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2.1	3.2	33.3	26.4
Provision for depreciation and amortization	605.6	592.2	503.2	417.8
Impairment charges		62.3
Undistributed earnings of unconsolidated subsidiaries and affiliates	(4.9)	(303.2)	(.8)	(1.4)
Provision (credit) for deferred income taxes	(39.6)	(216.6)	112.6	(32.5)
Changes in assets and liabilities:
Trade receivables	37.2	151.8
Insurance receivables			333.4	35.5
Inventories	(473.2)	(604.4)
Accounts payable and accrued expenses	(113.4)	13.3	(322.3)	4.1
Accrued income taxes payable/receivable	(82.9)	181.5	24.8	25.8
Retirement benefits	282.1	203.2	11.3	11.8
Other	145.8	168.4	(25.5)	(37.0)
Net cash provided by operating activities	1,948.2	2,765.2	1,150.0	902.7

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			12,516.5	12,618.3
Proceeds from maturities and sales of marketable securities	700.1	700.1	132.9	18.6
Proceeds from sales of equipment on operating leases			773.7	803.3
Proceeds from sales of businesses, net of cash sold		339.8	149.2
Cost of receivables acquired (excluding trade and wholesale)			(12,063.2)	(13,802.5)
Purchases of marketable securities	(49.1)	(504.1)	(51.7)	(81.4)
Purchases of property and equipment	(458.1)	(639.5)	(3.3)	(1.4)
Cost of equipment on operating leases acquired			(1,988.6)	(1,723.2)
Increase in trade and wholesale receivables			(924.0)	(2,055.6)
Other	2.2	(103.0)	(22.1)	(26.7)
Net cash provided by (used for) investing activities	195.1	(206.7)	(1,480.6)	(4,250.6)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	318.5	537.2	1,486.7	(613.9)
Change in intercompany receivables/payables	447.2	(1,442.7)	(447.2)	1,442.7
Proceeds from long-term borrowings	6.7	7.0	3,633.1	6,665.2
Payments of long-term borrowings	(147.1)	(757.2)	(3,833.0)	(3,322.6)
Proceeds from issuance of common stock	170.4	138.8
Repurchases of common stock	(1,833.9)	(1,631.1)
Dividends paid	(617.9)	(568.6)	(479.6)	(150.0)
Excess tax benefits from share-based compensation	18.5	28.5
Other	(38.1)	(21.4)	9.5	25.2
Net cash provided by (used for) financing activities	(1,675.7)	(3,709.5)	369.5	4,046.6

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(129.7)	(17.3)	(33.0)	.3

Net Increase (Decrease) in Cash and Cash Equivalents	337.9	(1,168.3)	5.9	699.0
Cash and Cash Equivalents at Beginning of Period	2,569.2	3,023.3	1,217.8	480.8
Cash and Cash Equivalents at End of Period	$2,907.1	$1,855.0	$1,223.7	$1,179.8

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease about 25 percent for 2015.  Industry sales in the European Union (EU)28 nations are forecast to be down about 10 percent.  South American industry sales of tractors and combines are projected to decrease 20 to 25 percent.  Asian sales are projected to be down moderately.  Industry sales in the Commonwealth of Independent States are expected to be down significantly in 2015.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to be flat to up 5 percent in 2015.  The Company’s agriculture and turf segment sales fell 24 percent for the third quarter and 25 percent for the first nine months of 2015 and are forecast to decrease by about 25 percent for fiscal year 2015.  Construction equipment markets reflect the impact of weakening conditions in the North American energy sector, as well as lower sales outside the U.S. and Canada.  Global forestry sales are expected to be flat to up 5 percent in comparison with the attractive levels of 2014.  The Company’s construction and forestry segment sales decreased 13 percent in the third quarter and were flat for the first nine months of 2015 and are forecast to be down about 5 percent for fiscal year 2015.  Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $630 million in 2015.

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

The Company’s results reflected the continuing impact of the downturn in the agricultural economy, as well as lower demand for construction equipment.  All of the Company’s segments remained solidly profitable, benefiting from the execution of business plans and a more responsive cost structure.  The Company believes the favorable trends based on a growing, more affluent and increasingly mobile population, along with steady investment in new products and geographies will allow the Company to deliver value to customers and investors in the years ahead.

2015 Compared with 2014

Net income attributable to Deere & Company was $511.6 million, or $1.53 per share, for the third quarter of 2015, compared with $850.7 million, or $2.33 per share, for the same period last year.  For the first nine months of 2015, net income attributable to Deere & Company was $1,589 million, or $4.67 per share, compared with $2,513 million, or $6.79 per share, last year.  Worldwide net sales and revenues decreased 20 percent to $7,594 million for the third quarter this year, compared with $9,500 million a year ago, and decreased 18 percent to $22,147 million for the first nine months, compared with $27,102 million last year.  Net sales of the worldwide equipment operations were $6,840 million for the third quarter and $19,843 million for the first nine months, compared with $8,723 million and $24,918 million for the corresponding periods last year, which included price realization of 2 percent for both periods and an unfavorable currency translation effect of 6 percent for the quarter and 4 percent for nine months.

Equipment net sales in the U.S. and Canada decreased 21 percent for the third quarter of 2015 and 17 percent for the first nine months.  Outside the U.S. and Canada, net sales fell 23 percent for the third quarter and 26 percent for the first nine months, with unfavorable currency translation effects of 12 percent and 9 percent, respectively.

The Company’s equipment operations reported operating profit of $601 million for the third quarter of 2015 and $1,842 million for the first nine months, compared with $1,135 million and $3,387 million for the same periods last year.  The decline for both periods was due primarily to lower shipment volumes, the impact of a less favorable product mix and the unfavorable effects of foreign currency exchange.  These factors were partially offset by price realization and lower production costs for the third quarter and by price realization, lower selling, administrative and general expenses and lower production costs for the first nine months.  Net income of the Company’s equipment operations was $344 million for the third quarter and $1,109 million for the first nine months, compared with $680 million and $2,061 million in 2014.  In addition to the operating factors mentioned above, a lower effective tax rate benefited both quarterly and nine month results.

The Company’s financial services operations reported net income attributable to Deere & Company of $153.4 million for the third quarter and $480.0 million for the first nine months, compared with $162.3 million and $452.2 million for the same periods last year.  Lower results for the quarter were primarily due to less favorable financing spreads, partially offset by lower selling, administrative and general expenses.  Year-to-date results improved as a result of the previously announced crop insurance sale and higher crop insurance margins experienced prior to the divestiture (see Note 19), growth in the average credit portfolio and lower selling, administrative and general expenses, partially offset by less favorable financing spreads.  Nine month results in 2014 benefited from a more favorable effective tax rate.

Business Segment Results

•

Agriculture and Turf.  Segment sales fell 24 percent for the third quarter and 25 percent for the first nine months due largely to lower shipment volumes and the unfavorable effects of currency translation.  These factors were partially offset by price realization.  Operating profit was $472 million for the third quarter and $1,378 million for the first nine months, compared with $941 million and $2,967 million, respectively, last year.  Lower results for both periods were driven primarily by the impact of lower shipment volumes, a less favorable product mix and the unfavorable effects of foreign currency exchange.  Partially offsetting these factors were price realization and lower production costs in the third quarter and price realization, lower selling, administrative and general expenses and lower production costs for the first nine months.

•

Construction and Forestry.  Segment sales decreased 13 percent for the third quarter and were unchanged for the first nine months.  Sales for the quarter were lower mainly as a result of lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization.  On a year-to-date basis, higher shipment volumes and price realization were offset by the unfavorable effects of currency translation.  Operating profit was $129 million for the third quarter and $464 million for nine months, compared with $194 million and $420 million for the same periods last year.  Operating profit decreased for the quarter mainly due to lower shipment volumes and the unfavorable effects of foreign currency exchange, partially offset by price realization.  Nine month results improved due to price realization, lower selling, administrative and general expenses and higher shipment volumes, partially offset by unfavorable foreign currency exchange effects.

•

Financial Services.  The operating profit of the financial services segment was $239 million for the third quarter and $737 million for the first nine months of 2015, compared with $249 million and $660 million in the same periods last year.  Lower results for the quarter were primarily due to less favorable financing spreads, partially offset by lower selling, administrative and general expenses.  Year-to-date results improved as a result of the previously announced crop insurance divestiture (see Note 19) and higher crop insurance margins experienced prior to divestiture, growth in the average credit portfolio and lower selling, administrative and general expenses, partially offset by less favorable financing spreads.  Total financial services revenues, including intercompany revenues, decreased 3 percent to $696 million in the current quarter from $720 million in the third quarter of 2014 and increased 6 percent to $2,102 million in the first nine months this year compared to $1,984 million last year.  The average balance of receivables and leases financed was 1 percent lower in the third quarter and 3 percent higher in the first nine months of 2015, compared with the same periods last year.  Interest expense increased 6 percent in the current quarter and 11 percent in the first nine months of 2015, primarily as a result of higher average interest rates.  The financial services’ consolidated ratio of earnings to fixed charges was 3.26 to 1 for the third quarter this year, compared with 3.59 to 1 in the same period last year.  The ratio was 3.31 to 1 for the first nine months this year, compared to 3.32 to 1 for the same period last year.

The cost of sales to net sales ratios for the third quarter and first nine months of 2015 were 78.3 percent and 78.0 percent, respectively, compared to 75.8 percent and 75.0 percent in the same periods last year.  The increase in both periods was due primarily to a less favorable product mix and the unfavorable effects of foreign currency exchange, partially offset by price realization and lower production costs.

Finance and interest income increased in the first nine months this year due to a larger average credit portfolio, partially offset by lower average financing rates.  Other income decreased in the third quarter due to a reduction in crop insurance premiums as a result of the sale of the Crop Insurance operations (see Note 19).  For the first nine months of 2015, other income was approximately the same as the gain on the sale of Crop Insurance operations was partially offset by the loss of crop insurance premiums since the divestiture.  Research and development expense decreased in the third quarter and first nine months due to the effect of currency translation.  Selling, administrative and general expenses decreased in the current quarter and first nine months primarily due to the effect of currency translation.  In addition, the first nine months were impacted by lower compensation expenses and the deconsolidation of Landscapes and Water operations.  Interest expense increased in the third quarter due to higher average interest rates, partially offset by lower average borrowings.  Interest expense increased in the first nine months due to both higher average interest rates and higher average borrowings.  Other operating expenses were lower in both periods primarily due to a reduction in crop insurance claims and the Water operations sale and impairment in 2014 (see Note 18), while the effect of currency translation reduced the year-to-date results.  The decrease in both periods was partially offset by higher depreciation on operating leases.

Market Conditions and Outlook

Company equipment sales are projected to decrease about 21 percent for fiscal year 2015 and to be down about 24 percent for the fourth quarter compared with the same periods of 2014.  For fiscal 2015, net income attributable to Deere & Company is anticipated to be approximately $1,800 million.

•

Agriculture and Turf.  Worldwide sales of the Company’s agriculture and turf segment are forecast to decrease by about 25 percent for fiscal year 2015, including a negative currency translation effect of about 5 percent.  Lower commodity prices and falling farm incomes are continuing to pressure demand for agricultural machinery, with the declines most pronounced in higher-horsepower models.  Conditions are more positive in the U.S. livestock sector, supporting some improvement in the sales of smaller sizes of equipment.  Based on these factors, industry sales for agricultural machinery in the U.S. and Canada are forecast to be down about 25 percent for fiscal year 2015.  Full year industry sales in the EU28 are forecast to be down about 10 percent, with the decline attributable to lower crop prices and farm incomes as well as pressure on the dairy sector.  In South America, industry sales of tractors and combines are projected to be down 20 to 25 percent mainly as a result of economic uncertainty in Brazil and higher interest rates on government-sponsored financing.  Asian sales are projected to be down moderately, with most of the decline in China and India.  Industry sales in the Commonwealth of Independent States are expected to be down significantly due to economic pressures and tight credit conditions.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to be flat to up 5 percent for 2015, benefiting from general economic growth.

•

Construction and Forestry.  The Company’s worldwide sales of construction and forestry equipment are forecast to decrease by about 5 percent for 2015, including a negative currency translation effect of about 3 percent.  The forecast decline in sales reflects weakening conditions in the North American energy sector, as well as lower sales outside the U.S. and Canada.  In forestry, global sales are expected to be flat to up 5 percent in comparison with the attractive levels of 2014, as gains in the U.S. and Europe are offset by declines elsewhere.

•

Financial Services.  Fiscal year 2015 net income attributable to Deere & Company for the financial services segment is expected to be approximately $630 million.  The forecast improvement over last year is primarily due to the divestiture of the crop insurance business and growth in the average credit portfolio.  These factors are partially offset by less favorable financing spreads, a less favorable tax rate and an expected increase in the provision for credit losses.

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

Consolidated

Positive cash flows from consolidated operating activities in the first nine months of 2015 were $1,192 million.  This resulted primarily from net income adjusted for non-cash provisions, a decrease in insurance receivables prior to the Crop Insurance operations sale and a change in net retirement benefits, which were partially offset by a seasonal increase in inventories, an increase in receivables related to sales, a decrease in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Cash inflows from investing activities were $170 million in the first nine months of this year, primarily due to proceeds from maturities and sales exceeding purchases of marketable securities by $732 million and proceeds from sales of businesses, net of cash sold, of $149 million, partially offset by purchases of property and equipment of $461 million and the cost of receivables (excluding receivables related to sales) and equipment on operating leases acquired exceeding collections of these receivables and proceeds from sales of equipment on operating leases by $227 million.  Negative cash flows from financing activities were $855 million in the first nine months of 2015, primarily due to repurchases of common stock of $1,834 million and dividends paid of $618 million, partially offset by an increase in borrowings of $1,465 million and proceeds from issuance of common stock of $170 million (resulting from the exercise of stock options).  Cash and cash equivalents increased $344 million during the first nine months this year.

Positive cash flows from consolidated operating activities in the first nine months of 2014 were $682 million.  This resulted primarily from net income adjusted for non-cash provisions, a change in net retirement benefits, a change in accrued income taxes payable/receivable, partially offset by an increase in trade receivables and inventories due to a seasonal increase and a decrease in accounts payable and accrued expenses.  Cash outflows from investing activities were $1,567 million in the first nine months of last year, primarily due to the cost of receivables (excluding receivables related to sales) and the cost of leased equipment acquired exceeding the collections of these receivables and proceeds from sales of leased equipment by $1,324 million and purchases of property and equipment of $641 million, partially offset by proceeds from sales of businesses of $340 million and proceeds from maturities and sales exceeding purchases of marketable securities by $133 million.  Cash inflows from financing activities were $433 million in the first nine months of 2014, primarily due to an increase in borrowings of $2,516 million and proceeds from issuance of common stock of $139 million (resulting from the exercise of stock options), partially offset by repurchases of common stock of $1,631 million and dividends paid of $569 million.  Cash and cash equivalents decreased $469 million during the first nine months last year.

The Company has access to most global markets at reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs.  The Company’s exposures to receivables from customers in European countries experiencing economic strains are not significant.  Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit.  The Company’s commercial paper outstanding at July 31, 2015, October 31, 2014 and July 31, 2014 was $4,125 million, $2,633 million and $2,919 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,552 million, $5,002 million and $4,524 million, respectively.  The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $1,289 million, $1,025 million and $896 million at July 31, 2015, October 31, 2014 and July 31, 2014, respectively.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Worldwide lines of credit totaled $7,373 million at July 31, 2015, $2,875 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization.  Included in the total credit lines at July 31, 2015 were long-term credit facility agreements of $2,900 million, expiring in April 2019, and $2,900 million, expiring in April 2020.  These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at July 31, 2015 was $9,472 million.  Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $17,591 million at July 31, 2015.  All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $943 million during the first nine months of 2015, primarily due to a seasonal increase.  These receivables decreased $331 million, compared to a year ago, primarily due to currency translation and lower shipment volumes.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 15 percent at July 31, 2015, compared to 10 percent at October 31, 2014 and 14 percent at July 31, 2014.  Agriculture and turf trade receivables decreased $664 million and construction and forestry receivables increased $333 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at July 31, 2015 and October 31, 2014 and 2 percent at July 31, 2014.

Deere & Company stockholders’ equity was $7,723 million at July 31, 2015, compared with $9,063 million at October 31, 2014 and $10,830 million at July 31, 2014.  The decrease of $1,340 million during the first nine months of 2015 resulted primarily from an increase in treasury stock of $1,728 million, a change in cumulative translation adjustment of $832 million and dividends declared of $606 million, which were partially offset by net income attributable to Deere & Company of $1,589 million, an increase in common stock of $131 million and a decrease in the retirement benefits adjustment of $104 million.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first nine months of 2015 was $1,948 million.  This resulted primarily from net income adjusted for non-cash provisions and a change in net retirement benefits.  Partially offsetting these operating cash inflows were cash outflows from a seasonal increase in inventories, a decrease in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable.  Cash and cash equivalents increased $338 million in the first nine months of 2015.

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first nine months of 2014 was $2,765 million.  This resulted primarily from net income adjusted for non-cash provisions, a change in net retirement benefits, a change in accrued income taxes payable/receivable and a reduction in trade receivables.  Partially offsetting these operating cash inflows were negative cash flows from a seasonal increase in inventories.  Cash and cash equivalents decreased $1,168 million in the first nine months of 2014.

Trade receivables held by the equipment operations decreased $125 million during the first nine months and decreased $238 million from a year ago.  The equipment operations sell a significant portion of their trade receivables to financial services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $109 million during the first nine months, primarily due to a seasonal increase, partially offset by currency translation.  Inventories decreased $1,120 million, compared to a year ago, primarily due to lower shipment and production volumes and currency translation.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 27 percent at July 31, 2015, compared to 23 percent at October 31, 2014 and 28 percent at July 31, 2014.

Total interest-bearing debt of the equipment operations was $5,126 million at July 31, 2015, compared with $5,077 million at the end of fiscal year 2014 and $5,721 million at July 31, 2014.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 40 percent, 36 percent and 35 percent at July 31, 2015, October 31, 2014 and July 31, 2014, respectively.

Property and equipment cash expenditures for the equipment operations in the first nine months of 2015 were $458 million, compared with $640 million in the same period last year.  Capital expenditures for the equipment operations in 2015 are estimated to be approximately $775 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and borrowings from Deere & Company.

During the first nine months of 2015, the cash provided by operating and financing activities was used primarily to increase leases and trade and wholesale receivables.  Cash flows provided by operating activities, including intercompany cash flows, were $1,150 million in the first nine months.  Cash used for investing activities totaled $1,481 million in the first nine months of 2015 primarily due to an increase in trade and wholesale receivables of $924 million and the cost of receivables (excluding trade and wholesale) and cost of equipment on operating leases acquired exceeding the collection of these receivables and proceeds from sales of equipment on operating leases by $762 million, partially offset by proceeds from sales of businesses, net of cash sold, of $149 million and proceeds from maturities and sales exceeding purchases of marketable securities by $81 million.  Cash provided by financing activities totaled $370 million resulting primarily from an increase in external borrowings of $1,287 million, partially offset by dividends paid to Deere & Company of $480 million and a decrease in borrowings from Deere & Company of $447 million.  Cash and cash equivalents increased $6 million in the first nine months of 2015.

During the first nine months of 2014, the cash provided by operating and financing activities was used primarily to increase receivables and leases.  Cash flows provided by operating activities, including intercompany cash flows, were $903 million in the first nine months of 2014.  Cash used for investing activities totaled $4,251 million in the first nine months of 2014, primarily due to the cost of receivables (excluding trade and wholesale) and cost of equipment on operating leases acquired exceeding collections of these receivables and the proceeds from sales of equipment on operating leases by $2,104 million and an increase in trade and wholesale receivables of $2,056 million.  Cash provided by financing activities totaled $4,047 million, resulting primarily from an increase in external borrowings of $2,729 million and an increase in borrowings from Deere & Company of $1,443 million, partially offset by dividends paid of $150 million.  Cash and cash equivalents increased $699 million in the first nine months of 2014.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases.  Total receivables and leases decreased $663 million during the first nine months of 2015 and $927 million in the past 12 months, primarily due to lower acquisition volumes.  Acquisition volumes of receivables (excluding trade and wholesale) and leases were 9 percent lower in the first nine months of 2015, compared with the same period last year, as volumes of retail notes and financing leases were lower, while volumes of operating leases and revolving charge accounts were higher.  The amount of total trade receivables and wholesale notes also increased compared to October 31, 2014, and decreased compared to July 31, 2014.  Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $38,940 million at July 31, 2015, compared with $39,629 million at October 31, 2014 and $39,900 million at July 31, 2014.  At July 31, 2015, the unpaid balance of all receivables administered, but not owned, was $27 million, compared with $54 million at October 31, 2014 and $60 million at July 31, 2014.

Total external interest-bearing debt of the financial services operations was $32,018 million at July 31, 2015, compared with $31,882 million at the end of fiscal year 2014 and $31,038 million at July 31, 2014.  Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company and the change in investment from Deere & Company.  The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.6 to 1 at July 31, 2015, compared with 7.4 to 1 at October 31, 2014 and 7.6 to 1 at July 31, 2014.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11).  At July 31, 2015, this facility had a total capacity, or “financing limit,” of $3,500 million of secured financings at any time.  After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At July 31, 2015, $2,063 million of secured short-term borrowings was outstanding under the agreement.

In the first nine months of 2015, the financial services operations issued $2,193 million and retired $2,156 million of retail note securitization borrowings.  In addition, during the first nine months of 2015, the financial services operations issued $3,633 million and retired $3,833 million of long-term borrowings, which were primarily medium-term notes.

Dividends

The Company’s Board of Directors at its meeting on August 26, 2015 declared a quarterly dividend of $.60 per share payable November 2, 2015, to stockholders of record on September 30, 2015.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A).  There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of July 31, 2015, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.  During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2015 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
May 1 to May 31	1,562	$91.00	1,562	52.0

June 1 to June 30	2,551	92.88	2,551	49.5

July 1 to July 31	2,957	95.04	2,957	46.5

Total	7,070		7,070
(1)

During the third quarter of 2015, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock.  The maximum number of shares that may yet be purchased under these plans was based on the end of the third quarter closing share price of $94.57 per share.  At the end of the third quarter of 2015, $4,398 million of common stock remained to be purchased under the plans.

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

DEERE & COMPANY

Date:	August 27, 2015	By:	/s/ R. Kalathur
R. Kalathur Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws as amended (Exhibit 3.2 to Form 10-Q of registrant for the quarterly period ended January 31, 2015*)

4	Not applicable

10	Not applicable

11	Not applicable

12	Computation of ratio of earnings to fixed charges

15	Not applicable

18	Not applicable

19	Not applicable

22	Not applicable

23	Not applicable

24	Not applicable

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File

* Incorporated by reference.  Copies of these exhibits are available from the Company upon request.