Form 10-K
period 2015-10-31
DEERE & CO
filed 2015-12-18
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2015

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
Yes ☐ No ☒

The aggregate quoted market price of voting stock of registrant held by non-affiliates at April 30, 2015 was $30,160,160,199. At November 30, 2015, 316,700,104 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 25, 2016 are incorporated by reference into Part III of this Form 10-K.

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

The financial services segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, the financial services segment provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts and offers extended equipment warranties.

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

Market Conditions and Outlook

The Company’s equipment sales are projected to decrease about 7 percent for fiscal year 2016 and decrease about 11 percent for the first quarter, compared with the same periods of 2015. For fiscal year 2016, net income attributable to Deere & Company is anticipated to be about $1.4 billion.

Agriculture & Turf. The Company’s agriculture and turf equipment sales are forecast to decrease by about 8 percent for 2016. Industry agricultural machinery sales in the U.S. and Canada for 2016 are forecast to decrease 15 to 20 percent, compared to 2015. Industry sales in the European Union (EU)28 nations are forecast to be approximately the same to 5 percent lower in 2016, while South American industry sales are projected to decrease about 10 to 15  percent from 2015 levels. Asian sales are projected to be about the same or decrease slightly in 2016.

Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same to 5 percent higher.

Construction & Forestry. The Company’s construction and forestry sales decreased 9 percent in 2015 and are forecast to decrease about 5 percent in 2016. The decrease in sales reflects the impact of weak conditions in the North American energy sector, especially in Canada, as well as lower sales outside the U.S. and Canada. Global forestry industry sales are expected to decrease about 5 to 10 percent from last year’s strong levels, primarily as a result of lower sales in the U.S. and Canada.

Financial Services. Fiscal-year 2016 net income attributable to Deere & Company for the financial services operations is expected to be approximately $550 million. The outlook reflects a decline from 2015 due primarily to less favorable financing spreads and an increased provision for credit losses. Additionally, 2015 results benefited from a gain on the sale of the crop insurance business.

2015 Consolidated Results Compared with 2014

Worldwide net income attributable to Deere & Company in 2015 was $1,940 million, or $5.77 per share diluted ($5.81 basic), compared with $3,162 million, or $8.63 per share diluted ($8.71 basic), in 2014. Net sales and revenues decreased 20 percent to $28,863 million in 2015, compared with $36,067 million in 2014. Net sales of the worldwide equipment operations declined 22 percent in 2015 to $25,775 million from $32,961 million last year. Sales included price realization of 1 percent and an unfavorable currency translation effect of 5 percent. Equipment net sales in the United States and Canada decreased 18 percent for 2015. Outside the U.S. and Canada, net sales decreased 28 percent for the year, with an unfavorable currency translation effect of 10 percent for 2015.

Worldwide equipment operations had an operating profit of $2,177 million in 2015, compared with $4,297 million in 2014. The operating profit decline was due primarily to lower shipment volumes, the impact of a less favorable product mix and the unfavorable effects of foreign currency exchange. These factors were partially offset by price realization, lower selling, administrative and general expenses and lower production costs.

Net income of the company’s equipment operations was $1,308 million for 2015, compared with $2,548 million in 2014. In addition to the operating factors mentioned above, a lower effective tax rate benefited the results. The lower rate resulted mainly from a reduction of a valuation allowance recorded during the fourth quarter due to a change in the expected realizable value of a deferred tax asset.

Net income of the financial services operations attributable to Deere & Company in 2015 increased to $633 million, compared with $624 million in 2014. Results improved due to growth in the average credit portfolio, the previously announced crop insurance sale and higher crop insurance margins experienced prior to divestiture (see Note 4), and lower selling, administrative and general expenses. These factors were partially offset by the unfavorable effects of foreign currency exchange translation, less favorable financing spreads and higher losses on residual values primarily for construction equipment operating leases. The results in 2014 also benefited from a more favorable effective tax rate. Additional information is presented in the following discussion of the “Worldwide Financial Services Operations”.

The cost of sales to net sales ratio for 2015 was 78.1 percent, compared with 75.2 percent last year. The increase was due primarily to the impact of a less favorable product mix and the unfavorable effects of foreign currency exchange, partially offset by price realization and lower production costs.

Additional information on 2015 results is presented on pages 21-23.

EQUIPMENT OPERATIONS

Agriculture and Turf

The John Deere agriculture and turf segment manufactures and distributes a full line of agriculture and turf equipment and related service parts. Under the segment’s global operating model, the segment consolidates all markets into four geographical customer focus areas to facilitate deep customer understanding and deliver better customer service. The segment’s equipment operations are consolidated into five product platforms — crop harvesting (combines, corn pickers, cotton and sugarcane harvesters and related front-end equipment and sugarcane loaders); turf and utility (utility vehicles, riding lawn equipment, walk-behind mowers, commercial mowing equipment, golf course equipment, implements for mowing, tilling, snow and debris handling, aerating and many other residential, commercial, golf and sports turf care applications and other outdoor power products); hay and forage (self-propelled forage harvesters and attachments, balers and mowers); crop care (tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery); and tractors (loaders and large, medium and utility tractors and related attachments). John Deere also purchases certain products from other manufacturers for resale.

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

Sales of agricultural equipment are affected by total farm cash receipts, which reflect levels of farm commodity prices, acreage planted, crop yields and government policies, including the amount and timing of government payments. Sales are also influenced by general economic conditions, farm land prices, farmers’ debt levels and access to financing, interest and exchange rates, agricultural trends, including the production of and demand for renewable fuels, labor availability and costs, energy costs, tax policies and other input costs associated with farming. Other important factors affecting new agricultural equipment sales are the value and level of used equipment, including tractors, harvesting equipment, self-propelled sprayers, hay and forage equipment and seeding equipment. Weather and climatic conditions can also affect buying decisions of agricultural equipment purchasers.

Innovations in machinery and technology also influence agricultural equipment purchasing. For example, larger, more productive equipment is well accepted where farmers are striving for more efficiency in their operations. Large, cost-efficient, highly-mechanized agricultural operations account for an important share of worldwide farm output. The large-size agricultural equipment used on such farms has been particularly important to John Deere. A large proportion of the equipment operations’ total agricultural equipment sales in the U.S. and Canada, and a significant proportion of sales in many countries outside the U.S. and Canada, comprises tractors over 100 horsepower, self-propelled combines, self-propelled cotton pickers, self-propelled forage harvesters, self-propelled sprayers and seeding equipment. However, John Deere’s sales of small tractors below 100 horsepower are increasing, and John Deere offers a number of harvesting solutions to support development of the mechanized harvesting of grain, oilseeds, cotton, sugar and biomass.

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

Pursuant to agreements between John Deere and Bell Equipment Limited (Bell), Bell licenses John Deere to manufacture articulated dump trucks in the U.S. for John Deere’s distribution under the John Deere brand name in North, Central and South America. John Deere licenses Bell to manufacture and sell certain John Deere-designed construction equipment in specified territories of Africa. Bell is also the distributor of certain John Deere-manufactured construction equipment under the Bell brand and forestry equipment under the John Deere brand in certain territories of Africa. Bell and John Deere have agreed to terminate the articulated dump truck manufacturing and license agreements in the coming year.

John Deere and Hitachi Construction Machinery Co. (Hitachi) have a joint venture for the manufacture of hydraulic excavators and tracked forestry equipment and loaders in the U.S. and Canada and a joint venture for the manufacture of excavators in Brazil. John Deere distributes Hitachi brands of construction and mining equipment in North, Central and South America. John Deere also has supply agreements with Hitachi under which a range of construction, earthmoving, material handling and forestry equipment manufactured by John Deere in the U.S., Finland and New Zealand is distributed by Hitachi in certain Asian markets. The division has also established manufacturing capacity for construction equipment in China and Brazil.

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

The construction and forestry segment operates in highly competitive North American and global markets, including Brazil, China, India and Russia. Global competitors of the construction and forestry segment include Caterpillar Inc., Komatsu Ltd., Volvo Construction Equipment (part of Volvo Group AB), CNH Global N.V., Tigercat Industries Inc. and Ponsse Plc. The segment manufactures construction, earthmoving and material handling equipment for over 90 percent of the types of construction equipment used in the U.S. and Canada.

Engineering and Research

John Deere invests heavily in engineering and research to improve the quality and performance of its products, to develop new products and to comply with government regulations. Such expenditures were $1,425 million, or 5.5 percent of net sales, in 2015, $1,452 million, or 4.4 percent of net sales, in 2014 and $1,477 million, or 4.2 percent of net sales, in 2013.

Manufacturing

Manufacturing Plants. In the U.S. and Canada, the equipment operations own and operate 20 factory locations and lease and operate another two locations, which contain approximately 28.3 million square feet of floor space. Of these 22 factories, 13 are devoted primarily to agriculture and turf equipment, four to construction and forestry equipment, one to engines, two to engine and component remanufacturing and two to hydraulic and power train components. Outside the U.S. and Canada, the equipment operations own or lease and operate: agriculture and turf equipment factories in Brazil, China, France, Germany, India, Israel, Mexico, the Netherlands, Russia and Spain; construction equipment factories in Brazil and China; engine factories in Argentina, China, France, India and Mexico; and forestry equipment factories in Finland and New Zealand. These factories and manufacturing operations outside the U.S. and Canada contain approximately 19.8 million square feet of floor space. The engine factories referred to above manufacture non-road, heavy duty diesel engines, a majority of which are manufactured for John Deere’s equipment operations. The remaining engines are sold to other regional and global original equipment manufacturers.

The equipment operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in the U.S., Bell in South Africa, the Hitachi joint venture that builds hydraulic excavators and track log loaders in the U.S. and Canada and the Hitachi joint venture that builds hydraulic excavators in Brazil, and ventures that manufacture transaxles and transmissions used in certain agriculture and turf segment products.

John Deere’s facilities are well maintained, in good operating condition and suitable for their present purposes. These facilities, together with both short-term and long-term planned capital expenditures, are expected to meet John Deere’s manufacturing needs in the foreseeable future.

Existing capacity is sufficient to satisfy John Deere’s current expectations for retail market demand. The equipment operations’ manufacturing strategy involves the implementation of appropriate levels of technology and automation to allow manufacturing processes to remain profitable at varying production levels. Operations are also designed to be flexible enough to accommodate the product design changes required to meet market conditions and changing customer requirements. Common manufacturing facilities and techniques are employed in the production of components for agriculture and turf equipment and construction and forestry equipment.

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

Capital Expenditures. The equipment operations’ capital expenditures totaled $649 million in 2015, compared with $1,001 million in 2014 and $1,129 million in 2013. Provisions for depreciation applicable to these operations’ property and equipment during these years were $687 million, $690 million and $630 million, respectively. Capital expenditures for the equipment operations in 2016 are currently estimated to be approximately $800 million. The 2016 expenditures will relate primarily to the modernization and restructuring of key manufacturing facilities, U.S. Tier 4 emission requirements and the development of new products. Future levels of capital expenditures will depend on business conditions.

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

Through these U.S. and Canadian facilities, John Deere markets products to approximately 2,381 dealer locations, most of which are independently owned and operated. Of these, approximately 1,522 sell agricultural equipment, while approximately 427 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax owns some of the 427 dealer locations. Turf equipment is sold at most John Deere agricultural equipment locations, a few construction, earthmoving, material handling and forestry equipment locations and about 432 turf-only locations, many of which also sell dissimilar lines of non-John Deere products. In addition, certain lawn and garden product lines are sold through The Home Depot and Lowe’s.

Outside the U.S. and Canada, John Deere agriculture and turf equipment is sold to distributors and dealers for resale in over 100 countries. Sales and administrative offices are located in Argentina, Australia, Brazil, China, France, Germany, India, Italy, Mexico, the Netherlands, Poland, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, Turkey, Ukraine and the United Kingdom and an administrative office is located in Kenya. Associated companies doing business in China also sell agricultural equipment. Turf equipment sales outside the U.S. and Canada occur primarily in Europe and Australia. Construction, earthmoving, material handling and forestry equipment is sold to distributors and dealers primarily by sales offices located in Australia, Brazil, Finland, Ireland, New Zealand, Russia and Singapore. Some of these dealers are independently owned while John Deere owns others. The equipment operations operate centralized parts distribution warehouses in Brazil, Germany, India and Russia in coordination with regional parts depots and distribution centers in Argentina, Australia, China, Mexico, South Africa, Sweden and the United Kingdom.

John Deere engines are marketed worldwide through select sales branches to large original equipment manufacturers and independently owned engine distributors.

Raw Materials

John Deere purchases raw materials and some manufactured components and replacement parts for its equipment, engines and other products from leading suppliers both domestically and internationally. These materials and components include a variety of steel products, steel and iron castings, forgings, plastics, electronics and ready-to-assemble components made to certain specifications. John Deere also purchases various goods and services used in production, logistics, offices and research and development processes. John Deere maintains strategic sourcing models to meet its production needs and build upon long-term supplier relationships. John Deere uses a variety of agreements with suppliers intended to drive innovation, ensure availability and delivery of industry-leading quality raw materials and components, manage costs on a globally competitive basis, protect John Deere’s intellectual property and minimize other supply-related risks. Supply chain risks monitored by John Deere to minimize the likelihood of the supply base causing business disruption include supplier financial viability, capacity, business continuity, quality and delivery and weather-related events including natural disasters. In fiscal year 2015, John Deere experienced no significant work stoppages as a result of shortages of raw materials or other commodities.

Backlog Orders

The dollar amount of backlog orders for the agriculture and turf segment believed to be firm was approximately $2.4 billion at October 31, 2015, compared with $3.9 billion at October 31, 2014. The agriculture and turf backlog is generally highest in the second and third quarters due to seasonal buying trends in these industries. John Deere generally produces and ships its construction and forestry equipment on average within approximately 60 days after an order is deemed to become firm. Therefore, no significant amount of construction and forestry backlog orders accumulates during any period.

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

The Company and John Deere Construction & Forestry Company (a wholly-owned subsidiary of the Company) are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, generally purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the U.S. John Deere Financial Inc., a Canadian financial services subsidiary, purchases and finances retail notes acquired by John Deere Canada ULC, the Company’s Canadian sales branch. The terms of retail notes and the basis on which the financial services operations acquire retail notes from the sales companies are governed by agreements with the sales companies. The financial services segment also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). Additionally, the financial services operations provide wholesale financing for inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products (wholesale notes). The various financing options offered by the financial services operations are designed to enhance sales of John Deere products and generate financing income for the financial services operations. In the U.S., certain subsidiaries included in the financial services segment offer extended equipment warranties.

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

The Company has an agreement with Capital Corporation to make payments to Capital Corporation such that its ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For 2015 and 2014, Capital Corporation’s ratios were 3.42 to 1 and 3.81 to 1, respectively, and never less than 3.26 to 1 and 3.32 to 1 for any fiscal quarter of 2015 and 2014, respectively. The Company has also committed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to Capital Corporation under the agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, the Company’s obligations under the agreement are not measured by the amount of Capital Corporation’s indebtedness, obligations or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement in 2015 or 2014.

Outside the U.S. and Canada. The financial services operations also offer financing, primarily for John Deere products, in Australia, Brazil, China, India, New Zealand, Russia, Thailand and in several other countries in Africa, Asia, Europe and Latin America. In certain areas, financing is offered through cooperation agreements or joint ventures. The manner in which the financial services operations offer financing in these countries is affected by a variety of country-specific laws, regulations and customs, including those governing property rights and debtor obligations, that are subject to change and that may introduce greater risk to the financial services operations.

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

The U.S. Environmental Protection Agency has issued stringent emissions regulations for off-road engines, and governmental agencies throughout the world are similarly enacting more stringent laws to reduce off-road engine emissions. John Deere has achieved and plans to continue to achieve compliance with these regulations through significant investments in the development of new engine technologies and after-treatment systems. Compliance with emissions regulations has added and will continue to add to the cost of John Deere’s products.

EMPLOYEES

At October 31, 2015, John Deere had approximately 57,200 full-time employees, including approximately 28,500 employees in the U.S. and Canada. John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 82 percent of John Deere’s U.S. production and maintenance employees. Approximately 10,000 of John Deere’s U.S. production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of October 1, 2021.

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

Name, age and office (at December 1, 2015), and year elected to office				Principal occupation during last five years other than office of the Company currently held
Samuel R. Allen	62	Chairman and Chief Executive Officer	2010	2009 –2010 President and Chief Executive Officer

James M. Field	52	President, Agriculture & Turf Division-Global Harvesting & Turf Platforms, Americas and Australia	2012	2009 –2012, Senior Vice President and Chief Financial Officer

Jean H. Gilles	58	Senior Vice President, John Deere Power Systems, Worldwide Parts Services, Advanced Technology & Engineering and Global Supply Management and Logistics	2010	2009 –2010 Senior Vice President, John Deere Power Systems, John Deere Intelligent Solutions Group and Advanced Technology and Engineering

Max A. Guinn	57	President, Worldwide Construction & Forestry, Global Labor Relations and Security	2014	2012 – 2014 Senior Vice President, Human Resources, Communications, Public Affairs and Labor Relations; 2009 – 2012 Senior Vice President Agriculture & Turf Division, Global Platform, Crop Harvesting

Mary K.W. Jones	47	Senior Vice President and General Counsel	2013	2010 – 2013 Vice President Global Human Resources; 2009 – 2010 Director, Global Human Resources Deployment

Rajesh Kalathur	47	Senior Vice President and Chief Financial Officer	2012	2012 Deputy Financial Officer; 2009 – 2012 Vice President, Sales & Marketing, China/India/South and East Asia/Sub-Saharan and South Africa, Agriculture & Turf Division

Michael J. Mack, Jr.	59	Group President, John Deere Financial Services, Global Human Resources and Public Affairs	2014	2009 – 2014 President, Worldwide Construction & Forestry Division

John C. May	46	President, Agricultural Solutions & Chief Information Officer	2012	2009 – 2012 Vice President, Agriculture & Turf Global Platform, Turf & Utility

Markwart von Pentz	52	President, Agriculture & Turf Division-Europe, Asia, Africa, and Global Tractor Platform	2012	2009 – 2012 President, Agriculture & Turf Division-Europe, CIS, Northern Africa, Middle East, Latin America, and Global Harvesting, Crop Care, Hay & Forage Products

ITEM 1A.                  RISK FACTORS.

The following risks are considered the most significant to John Deere’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with Management’s Discussion and Analysis beginning on page 21, including the risks and uncertainties described in the Safe Harbor Statement on pages 23 through 24, and the Notes to Consolidated Financial Statements beginning on page 37. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Annual Report on Form 10-K and the “Safe Harbor Statement” in this report are not the only risks faced by the Company.

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

Changing worldwide demand for farm outputs to meet the world’s growing food and bio-energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. Lower farm commodity prices directly affect farm incomes, which could negatively affect sales of agricultural equipment. While higher commodity prices benefit John Deere’s crop-producing agricultural equipment customers, higher commodity prices also could result in greater feed costs for livestock and poultry producers which in turn may result in lower levels of equipment purchased by these customers. Furthermore, changing bio-fuel demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for John Deere’s diesel-fueled equipment and result in higher research and development costs related to equipment fuel standards.

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

John Deere’s ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to its success. This requires a thorough understanding of John Deere’s existing and potential customers on a global basis, particularly in potentially high-growth and emerging markets, including Brazil, China, India and Russia. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on John Deere’s business.

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

John Deere’s equipment operations must meet increasingly stringent engine emission reduction standards, including Final Tier 4/Stage IV non-road diesel emission requirements in the U.S. and European Union. In addition, governmental agencies throughout the world are enacting more stringent laws and regulations to reduce off-road engine emissions. These standards are applicable to many engines manufactured by John Deere and used in many models of John Deere agriculture and construction and forestry equipment. John Deere has incurred and continues to incur substantial research and development costs and is introducing many new equipment models, largely due to the implementation of these more rigorous standards. While John Deere has developed and is executing comprehensive plans to meet these requirements and does not currently foresee significant obstacles that would prevent timely compliance, these plans are subject to many variables that could delay or otherwise affect John Deere’s ability to manufacture and distribute certain equipment or engines, which could negatively impact business results.

Security breaches and other disruptions to John Deere’s information technology infrastructure could interfere with John Deere’s operations and could compromise John Deere’s and its customers’ and suppliers’ information, exposing John Deere to liability that would cause John Deere’s business and reputation to suffer.

In the ordinary course of business, John Deere relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from dealers or other purchasers of John Deere equipment and from customers of John Deere’s financial services operations. John Deere uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, John Deere collects and stores sensitive data, including intellectual property, proprietary business information and the proprietary business information of John Deere’s customers and suppliers, as well as personally identifiable information of John Deere’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to John Deere’s business operations and strategy. Despite security measures and business continuity plans, John Deere’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts or natural disasters or other catastrophic events. The occurrence of any of these events could compromise John Deere’s networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage John Deere’s reputation, which could adversely affect John Deere’s business. In addition, as security threats continue to evolve we may need to invest additional resources to protect the security of our systems.

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

ITEM 1B.                  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                           PROPERTIES.

See “Manufacturing” in Item 1.

The equipment operations own or lease nine facilities housing one centralized parts distribution center and eight regional parts depots and distribution centers throughout the U.S. and Canada. These facilities contain approximately 4.7 million square feet of floor space. Outside the U.S. and Canada, the equipment operations also own or lease and occupy buildings housing four centralized parts distribution centers in Brazil, Germany, India and Russia and regional parts depots and distribution centers in Argentina, Australia, China, Mexico, South Africa, Sweden and the United Kingdom. These facilities contain approximately 2.9 million square feet of floor space. John Deere also owns and leases facilities for the manufacture and distribution of other brands of replacement parts containing approximately 1.4 million square feet.

The Company’s administrative offices and research facilities, which are owned and leased by John Deere, contain about 3.9 million square feet of floor space globally and miscellaneous other facilities total 3.8 million square feet globally.

Overall, John Deere owns approximately 58.3 million square feet of facilities and leases approximately 13.9 million additional square feet in various locations.

ITEM 3.                           LEGAL PROCEEDINGS.

John Deere is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, software licensing, patent, trademark and environmental matters. John Deere believes the reasonably possible range of employment, losses for these unresolved legal actions in addition to the amounts accrued would not have a material effect on its financial statements.

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

(b)        Not applicable.

(c)         The Company’s purchases of its common stock during the fourth quarter of 2015 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
	Total Number of		as Part of Publicly	Purchased under
	Shares	Average Price	Announced Plans	the Plans or
	Purchased (2)	Paid Per	or Programs(1)	Programs (1)
Period	(thousands)	Share	(thousands)	(millions)

Aug 1 to Aug 31	2,806	$88.67	2,806	53.2

Sept 1 to Sept 30	3,749	80.25	3,749	49.3

Oct 1 to Oct 31	4,974	77.83	4,972	44.4

Total	11,529		11,527

(1)         During the fourth quarter of 2015, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares above that may yet be purchased under the $8,000 million plan was based on the October 31, 2015 closing share price of $78.00 per share. At October 31, 2015, $3,461 million of common stock remains to be purchased under this plan.

(2)         In October 2015, approximately 2 thousand shares were purchased from plan participants to pay payroll taxes on certain restricted stock awards. All the shares were valued at the weighted-average market price of $72.89.

ITEM 6.                           SELECTED FINANCIAL DATA.

Financial Summary

(Millions of dollars except per share amounts)	2015	2014	2013	2012	2011
For the Year Ended October 31:
Total net sales and revenues	$28,863	$36,067	$37,795	$36,157	$32,013
Income from continuing operations and net income attributable to Deere & Company	$1,940	$3,162	$3,537	$3,065	$2,800
Net income per share — basic	$5.81	$8.71	$9.18	$7.72	$6.71
Net income per share — diluted	$5.77	$8.63	$9.09	$7.63	$6.63
Dividends declared per share	$2.40	$2.22	$1.99	$1.79	$1.52
At October 31:
Total assets	$57,948	$61,336	$59,521	$56,266	$48,207
Long-term borrowings	$23,833	$24,381	$21,578	$22,453	$16,960

ITEM 7.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption “Management’s Discussion and Analysis” on pages 21 – 31.

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

ITEM 8.                           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and notes thereto and supplementary data on pages 32 – 68.

ITEM 9.                           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.                  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 31, 2015, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2015, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2015, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report is included herein.

ITEM 9B.                  OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.                    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding directors in the definitive proxy statement expected to be filed no later than January 13, 2016 (proxy statement), under the captions “Election of Directors,” and in the second bullet point in the “Audit Review Committee” item under the caption “Board Committees,” is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption “Executive Officers of the Registrant.”

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

(c)         Security ownership of management.

The information on shares of common stock of the Company beneficially owned by, and under option to (i) each director, (ii) certain named executive officers and (iii) the directors and officers as a group, contained in the proxy statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation Tables - Outstanding Equity Awards at Fiscal 2015 Year-End” is incorporated herein by reference.

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

  See the "Index to Exhibits" on pages 73 - 75 of this report

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

MANAGEMENT'S DISCUSSION AND ANALYSIS
RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 31, 2015, 2014 AND 2013

OVERVIEW

Organization

The company's equipment operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors. The equipment operations manufacture and distribute a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of equipment for construction and forestry. The company's financial services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the equipment operations. In addition, financial services offer extended equipment warranties. The information in the following discussion is presented in a format that includes information grouped as consolidated, equipment operations and financial services. The company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada. The company's operating segments consist of agriculture and turf, construction and forestry, and financial services.

Trends and Economic Conditions

The company's agriculture and turf equipment sales decreased 25 percent in 2015 and are forecast to decrease by about 8 percent for 2016. Industry agricultural machinery sales in the U.S. and Canada for 2016 are forecast to decrease 15 to 20 percent, compared to 2015. Industry sales in the European Union (EU) 28 nations are forecast to be approximately the same to 5 percent lower in 2016, while South American industry sales are projected to decrease about 10 to 15 percent from 2015 levels. Asian sales are projected to be about the same or decrease slightly in 2016. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same to 5 percent higher. The company's construction and forestry sales decreased 9 percent in 2015 and are forecast to decrease about 5 percent in 2016. Global forestry industry sales are expected to decline 5 to 10 percent from the strong levels in 2015. Net income of the company's financial services operations attributable to Deere & Company in 2016 is expected to be approximately $550 million.

        Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the global economic recovery, the impact of sovereign debt, eurozone issues, capital market disruptions, trade agreements and geopolitical events. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the company's results. Designing and producing products with engines that continue to meet high performance standards and increasingly stringent emissions regulations is one of the company's major priorities.

        The company completed a successful year even with further weakness in the global agricultural sector and slowdown in construction equipment markets. The forecast calls for lower results in 2016, but the outlook is considerably better than previous downturns. The company remains in a strong position to carry out its growth plans and attract new customers throughout the world. The company's plans to help meet the world's increasing need for food, shelter and infrastructure continue to move ahead. The company remains confident in the present direction and believes it is on track to deliver value to customers and investors in the years to come.

2015 COMPARED WITH 2014

CONSOLIDATED RESULTS

Worldwide net income attributable to Deere & Company in 2015 was $1,940 million, or $5.77 per share diluted ($5.81 basic), compared with $3,162 million, or $8.63 per share diluted ($8.71 basic), in 2014. Net sales and revenues decreased 20 percent to $28,863 million in 2015, compared with $36,067 million in 2014. Net sales of the worldwide equipment operations declined 22 percent in 2015 to $25,775 million from $32,961 million last year. Sales included price realization of 1 percent and an unfavorable currency translation effect of 5 percent. Equipment net sales in the United States and Canada decreased 18 percent for 2015. Outside the U.S. and Canada, net sales decreased 28 percent for the year, with an unfavorable currency translation effect of 10 percent for 2015.

        Worldwide equipment operations had an operating profit of $2,177 million in 2015, compared with $4,297 million in 2014. The operating profit decline was due primarily to lower shipment volumes, the impact of a less favorable product mix and the unfavorable effects of foreign currency exchange. These factors were partially offset by price realization, lower selling, administrative and general expenses and lower production costs.

        Net income of the company's equipment operations was $1,308 million for 2015, compared with $2,548 million in 2014. In addition to the operating factors mentioned above, a lower effective tax rate benefited the results. The lower rate resulted mainly from a reduction of a valuation allowance recorded during the fourth quarter due to a change in the expected realizable value of a deferred tax asset.

        Net income of the financial services operations attributable to Deere & Company in 2015 increased to $633 million, compared with $624 million in 2014. Results improved due to growth in the average credit portfolio, the previously announced crop insurance sale and higher crop insurance margins experienced prior to divestiture (see Note 4), and lower selling, administrative and general expenses. These factors were partially offset by the unfavorable effects of foreign currency exchange translation, less favorable financing spreads and higher losses on residual values primarily for construction equipment operating leases. The results in 2014 also benefited from a more favorable effective tax rate. Additional information is presented in the following discussion of the "Worldwide Financial Services Operations."

        The cost of sales to net sales ratio for 2015 was 78.1 percent, compared with 75.2 percent last year. The increase was due primarily to the impact of a less favorable product mix and the unfavorable effects of foreign currency exchange, partially offset by price realization and lower production costs.

        Finance and interest income increased this year due to a larger average credit portfolio, partially offset by lower average financing rates and the unfavorable effects of currency translation. Other income decreased due primarily to a reduction in crop insurance premiums as a result of the sale of the Crop Insurance operations (see Note 4), partially offset by the gain on the sale of the Crop Insurance operations and higher extended warranty revenue. Research and development costs decreased largely due to the effect of currency translation. Selling, administrative and general expenses decreased mainly due to the effect of currency translation, lower incentive compensation and dealer commission expenses, the sale of the Water and Crop Insurance operations, and the deconsolidation of Landscapes (see Note 4). Interest expense increased due to higher average interest rates and higher average borrowings, partially offset by the favorable effects of currency translation. Other operating expenses decreased primarily due to a reduction in crop insurance claims, the Water operations' impairment and sale in 2014 (see Note 4), the effect of currency translation, partially offset by higher depreciation of equipment on operating leases.

        The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company's postretirement benefit costs for these plans in 2015 were $512 million, compared with $432 million in 2014. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 7.3 percent in 2015 and 7.5 percent in 2014, or $824 million in 2015 and $848 million in 2014. The actual return was a gain of $606 million in 2015 and $1,213 million in 2014. In 2016, the expected return will be approximately 7.3 percent. The company's postretirement costs in 2016 are expected to decrease approximately $200 million. The company makes any required contributions to the plan assets under applicable regulations and voluntary contributions from time to time based on the company's liquidity and ability to make tax-deductible contributions. Total company contributions to the plans were $131 million in 2015 and $138 million in 2014, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to plan assets of $3 million in 2015 and $5 million in 2014. Total company contributions in 2016 are expected to be approximately $98 million, which are primarily direct benefit payments for unfunded plans. The company has no significant required contributions to pension plan assets in 2016 under applicable funding regulations. See the discussion in "Critical Accounting Policies" for more information about postretirement benefit obligations.

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

Worldwide Agriculture and Turf Operations

The agriculture and turf segment had an operating profit of $1,649 million for the year, compared with $3,649 million in 2014. Net sales decreased 25 percent in 2015 due largely to lower shipment volumes and the unfavorable effects of currency translation. These factors were partially offset by price realization. Lower operating profit was driven primarily by the impact of lower shipment volumes, a less favorable product mix and the unfavorable effects of foreign currency exchange, partially offset by price realization, lower selling, administrative and general expenses, and lower production costs.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $528 million in 2015, compared with $648 million in 2014. Net sales decreased 9 percent for the year mainly as a result of lower shipment volumes and the unfavorable effect of currency translation, partially offset by price realization. Operating profit declined mainly due to lower shipment volumes, the unfavorable effects of foreign exchange and higher production costs, partially offset by price realization and lower selling, administrative and general expenses.

Worldwide Financial Services Operations

The operating profit of the financial services segment was $963 million in 2015, compared with $921 million in 2014. The results improved due to growth in the average credit portfolio, the previously announced Crop Insurance operations sale (see Note 4) and higher crop insurance margins experienced prior to the divestiture, and lower selling, administrative and general expenses. These factors were partially offset by the unfavorable effects of foreign currency exchange translation, less favorable financing spreads and higher losses on residual values primarily for construction equipment operating leases. Total revenues of the financial services operations, including intercompany revenues, were approximately the same in 2015, compared with 2014. The average balance of receivables and leases financed was 1 percent higher in 2015, compared with 2014. Interest expense increased 6 percent in 2015 as a result of higher average borrowings and higher average interest rates. The financial services operations' ratio of earnings to fixed charges was 3.29 to 1 in 2015, compared with 3.37 to 1 in 2014.

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada had an operating profit of $1,643 million in 2015, compared with $3,311 million in 2014. The decline was due primarily to lower shipment volumes and the impact of a less favorable product mix. The decline was partially offset by price realization. Net sales decreased 18 percent due primarily to lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. The physical volume of sales decreased 18 percent, compared with 2014.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $534 million in 2015, compared with $986 million in 2014. The decrease was due primarily to lower shipment volumes, the impact of a less favorable product mix and the unfavorable effects of foreign currency exchange. These factors were partially offset by price realization. Net sales were 28 percent lower primarily reflecting decreased shipment volumes and the unfavorable effects of foreign currency translation, partially offset by price realization. The physical volume of sales decreased 19 percent, compared with 2014.

MARKET CONDITIONS AND OUTLOOK

Company equipment sales are projected to decrease 7 percent for fiscal year 2016 and decrease about 11 percent for the first quarter, compared with the same periods in 2015. For fiscal year 2016, net income attributable to Deere & Company is anticipated to be about $1.4 billion.

Agriculture and Turf. The company's worldwide sales of agriculture and turf equipment are forecast to decrease by about 8 percent for fiscal year 2016, including a negative currency translation effect of about 2 percent. Industry sales for agricultural equipment in the U.S. and Canada are forecast to be down 15 to 20 percent for 2016. The decline, which reflects the impact of low commodity prices and stagnant farm incomes, is expected to be most pronounced in the sale of higher horsepower models. Full year 2016 industry sales in the EU28 are forecast to be about the same to 5 percent lower, with the decline attributable to low commodity prices and farm incomes, including further pressure on the dairy sector. In South America, industry sales of tractors and combines are projected to decrease 10 to 15 percent mainly as a result of economic concerns in Brazil and uncertainty about government sponsored financing. Asian sales are projected to be about the same to down slightly, due in part to weakness in China. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher for 2016, benefiting from general economic growth.

Construction and Forestry. The company's worldwide sales of construction and forestry equipment are forecast to decrease about 5 percent for 2016, including a negative currency translation effect of about 1 percent. The forecast decline in sales reflects the impact of weak conditions in the North American energy sector, especially in Canada, as well as lower sales outside the U.S. and Canada. In forestry, global sales are expected to decrease 5 to 10 percent from 2015's strong levels, primarily as a result of lower sales in the U.S. and Canada.

Financial Services. Fiscal year 2016 net income attributable to Deere & Company for the financial services operations is expected to be approximately $550 million. The outlook reflects less favorable financing spreads and an increased provision for credit losses. Additionally, 2015 results benefited from a gain on the sale of the Crop Insurance operations.

SAFE HARBOR STATEMENT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under "Overview," "Market Conditions and Outlook," and other forward-looking statements herein that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the company's businesses.

        The company's agricultural equipment business is subject to a number of uncertainties including the many interrelated factors that affect farmers' confidence. These factors include demand for agricultural products, world grain stocks, weather conditions (including its effects on timely planting and harvesting), soil conditions (including low subsoil moisture), harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs and policies (including those in Argentina, Brazil, China, the European Union, India, Russia and the U.S.), international reaction to such programs, changes in and effects of crop insurance programs, global trade agreements, animal diseases and their effects on poultry, beef and pork consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

        Factors affecting the outlook for the company's turf and utility equipment include consumer confidence, weather conditions, customer profitability, consumer borrowing patterns, consumer purchasing preferences, housing starts, infrastructure investment, spending by municipalities and golf courses, and consumable input costs.

        Consumer spending patterns, real estate and housing prices, the number of housing starts and interest rates are especially important to sales of the company's construction and forestry equipment. The levels of public and non-residential construction also impact the results of the company's construction and forestry segment. Prices for pulp, paper, lumber and structural panels are important to sales of forestry equipment.

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

        Significant changes in market liquidity conditions and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the company's earnings and cash flows. Financial market conditions could also negatively impact customer access to capital for purchases of the company's products and customer confidence and purchase decisions, borrowing and repayment practices, and the number and size of customer loan delinquencies and defaults. A debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, suppliers, demand for equipment, and company operations and results. The company's investment management activities could be impaired by changes in the equity, bond and other financial markets, which would negatively affect earnings.

        Additional factors that could materially affect the company's operations, access to capital, expenses and results include changes in and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas, and governmental programs, policies, tariffs and sanctions in particular jurisdictions or for the benefit of certain industries or sectors (including protectionist, economic, punitive and expropriation policies and trade and licensing restrictions that could disrupt international commerce); actions by the U.S. Federal Reserve Board and other central banks; actions by the U.S. Securities and Exchange Commission (SEC), the U.S. Commodity Futures Trading Commission and other financial regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions, carbon and other greenhouse gas emissions, noise and the effects of climate change; changes in labor regulations; changes to accounting standards; changes in tax rates, estimates, and regulations and company actions related thereto; compliance with U.S. and foreign laws when expanding to new markets and otherwise; and actions by other regulatory bodies including changes in laws and regulations affecting the sectors in which the company operates. Trade, financial and other sanctions imposed by the U.S., the European Union, Russia and other countries could negatively impact company assets, operations, sales, forecasts and results. Customer and company operations and results also could be affected by changes to GPS radio frequency bands or their permitted uses.

        Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the company's supply chain or the loss of liquidity by suppliers; disruptions of infrastructures that support communications, operations or distribution; the failure of suppliers to comply with laws, regulations and company policy pertaining to employment, human rights, health, safety, the environment and other ethical business practices; events that damage the company's reputation or brand; significant investigations, claims, lawsuits or other legal proceedings; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; changes in customer product preferences and sales mix whether as a result of changes in equipment design to meet government regulations or for other reasons; gaps or limitations in rural broadband coverage, capacity and speed needed to support technology solutions; oil and energy prices, supplies and volatility; the availability and cost of freight; actions of competitors in the various industries in which the company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; labor relations and contracts; acquisitions and divestitures of businesses; the integration of new businesses; the implementation of organizational changes; difficulties related to the conversion and implementation of enterprise resource planning systems that disrupt business, negatively impact supply or distribution relationships or create higher than expected costs; security breaches and other disruptions to the company's information technology infrastructure; and changes in company declared dividends and common stock issuances and repurchases.

        Company results are also affected by changes in the level and funding of employee retirement benefits, changes in market values of investment assets, the level of interest and discount rates, and compensation, retirement and mortality rates which impact retirement benefit costs, and significant changes in health care costs including those which may result from governmental action.

        The liquidity and ongoing profitability of John Deere Capital Corporation and other credit subsidiaries depend largely on timely access to capital in order to meet future cash flow requirements, to fund operations and costs associated with engaging in diversified funding activities, and to fund purchases of the company's products. If general economic conditions deteriorate or capital markets become volatile, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact write-offs and provisions for credit losses.

        The company's outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The company, except as required by law, undertakes no obligation to update or revise its outlook, whether as a result of new developments or otherwise. Further information concerning the company and its businesses, including factors that potentially could materially affect the company's financial results, is included in the company's other filings with the SEC.

2014 COMPARED WITH 2013

CONSOLIDATED RESULTS

Worldwide net income attributable to Deere & Company in 2014 was $3,162 million, or $8.63 per share diluted ($8.71 basic), compared with $3,537 million, or $9.09 per share diluted ($9.18 basic), in 2013. Net sales and revenues decreased 5 percent to $36,067 million in 2014, compared with $37,795 million in 2013. Net sales of the equipment operations decreased 6 percent in 2014 to $32,961 million from $34,998 million in 2013. The sales decrease was largely due to lower shipment volumes and an unfavorable foreign currency translation effect of 1 percent, partially offset by price realization of 2 percent. Net sales in the U.S. and Canada decreased 8 percent in 2014. Net sales outside the U.S. and Canada decreased 3 percent in 2014, which included an unfavorable effect of 1 percent for foreign currency translation.

        Worldwide equipment operations had an operating profit of $4,297 million in 2014, compared with $5,058 million in 2013. The operating profit decline was due primarily to the impact of lower shipment and production volumes, a less favorable product mix, the unfavorable effects of foreign currency exchange and higher production costs primarily related to the impact of engine emission programs. The decline was partially offset by price realization. Results in 2014 were also affected by impairment charges for the company's John Deere Landscapes and John Deere Water operations (see Notes 4 and 5).

        The equipment operations' net income was $2,548 million in 2014, compared with $2,974 million in 2013. The same operating factors mentioned above affected these results.

        Net income of the financial services operations attributable to Deere & Company in 2014 increased to $624 million,

compared with $565 million in 2013. The improvement was due primarily to growth in the credit portfolio, a more favorable effective tax rate, partially offset by lower crop insurance margins, higher selling, administrative and general expenses and a higher provision for credit losses. Additional information is presented in the following discussion of the "Worldwide Financial Services Operations."

        The cost of sales to net sales ratio for 2014 was 75.2 percent, compared with 73.3 percent in 2013. The increase was due primarily to a less favorable product mix, the unfavorable effects of foreign currency exchange and higher production costs largely related to engine emission requirements, partially offset by price realization.

        Finance and interest income increased in 2014 due to a larger average credit portfolio, partially offset by lower average financing rates. Other income increased due primarily to higher insurance premiums and service revenue. Research and development costs decreased primarily due to the completion of certain product developments in 2014 compared to 2013. Selling, administrative and general expenses decreased due primarily to the deconsolidation of Landscapes and the sale of the Water operations (see Note 4). Interest expense decreased due to lower average borrowing rates, partially offset by higher average borrowings. Other operating expenses increased due primarily to higher depreciation of equipment on operating leases, higher insurance claims and the write-down to realizable value and sale of the Water operations, partially offset by impairment charges in 2013 for the Landscapes operations (see Notes 4 and 5).

        The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company's postretirement benefit costs for these plans in 2014 were $432 million, compared with $575 million in 2013. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 7.5 percent in 2014 and 7.8 percent in 2013, or $848 million in 2014 and $862 million in 2013. The actual return was a gain of $1,213 million in 2014 and $1,470 million in 2013. Total company contributions to the plans were $138 million in 2014 and $338 million in 2013, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to plan assets of $5 million in 2014 and $227 million in 2013.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

Worldwide Agriculture and Turf Operations

The agriculture and turf segment had an operating profit of $3,649 million in 2014, compared with $4,680 million in 2013. Net sales decreased 9 percent in 2014 due largely to lower shipment volumes, the previously announced sales of the company's Landscapes and Water operations and the unfavorable effects of currency translation. Partially offsetting these factors was price realization. The decrease in operating profit was driven mainly by lower shipment and production volumes, a less favorable product mix, the unfavorable effects of foreign currency exchange and higher production costs primarily related to engine emission programs. The decline was partially offset by price realization. As previously noted, results in 2013 were affected by impairment charges for the Landscapes and Water operations (see Notes 4 and 5).

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $648 million in 2014, compared with $378 million in 2013. Net sales increased 12 percent in 2014 mainly as a result of higher shipment volumes and price realization, partially offset by the unfavorable effect of currency translation. Operating profit benefited in 2014 from higher shipment volumes, lower selling, administrative and general expenses and price realization, partially offset by the unfavorable effects of foreign currency exchange.

Worldwide Financial Services Operations

The operating profit of the financial services segment was $921 million in 2014, compared with $870 million in 2013. The results were higher due primarily to growth in the credit portfolio, partially offset by lower crop insurance margins, higher selling, administrative and general expenses and a higher provision for credit losses. Total revenues of the financial services operations, including intercompany revenues, increased 9 percent in 2014, primarily reflecting the larger portfolio. The average balance of receivables and leases financed was 13 percent higher in 2014, compared with 2013. Interest expense decreased 12 percent in 2014 as a result of lower average borrowing rates, partially offset by higher average borrowings. The financial services operations' ratio of earnings to fixed charges was 3.37 to 1 in 2014, compared with 2.90 to 1 in 2013.

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

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company's consolidated totals, equipment operations and financial services operations.

CONSOLIDATED

Positive cash flows from consolidated operating activities in 2015 were $3,740 million. This resulted primarily from net income adjusted for non-cash provisions, a decrease in receivables related to sales, a change in the retirement benefits adjustment and a decrease in insurance receivables prior to the Crop Insurance operations sale, which were partially offset by an increase in inventories, primarily related to equipment transferred to operating leases (see Note 6), a decrease in accounts payable and accrued expenses, and a change in accrued income taxes payable/receivable. Cash outflows from investing activities were $1,059 million in 2015, due primarily to the cost of receivables (excluding receivables related to sales) and cost of equipment on operating leases exceeding the collections of receivables and the proceeds from sales of equipment on operating leases by $1,160 million, purchases of property and equipment of $694 million, partially offset by proceeds from maturities and sales exceeding purchases of marketable securities by $706 million and proceeds from sales of businesses, net of cash sold, of $149 million. Cash outflows from financing activities were $2,119 million in 2015 due primarily to repurchases of common stock of $2,771 million and dividends paid of $816 million, partially offset by an increase in borrowings of $1,349 million. Cash and cash equivalents increased $375 million during 2015.

        Over the last three years, operating activities have provided an aggregate of $10,521 million in cash. In addition, increases in borrowings were $6,986 million, proceeds from maturities and sales exceeded purchases of marketable securities by $931 million, proceeds from sales of businesses were $517 million and proceeds from issuance of common stock (resulting from the exercise of stock options) were $496 million. The aggregate amount of these cash flows was used mainly to repurchase common stock of $7,033 million, acquire receivables (excluding receivables related to sales) and equipment on operating leases that exceeded collections of receivables and the proceeds from sales of equipment on operating leases by $6,804 million, purchase property and equipment of $2,901 million and pay dividends of $2,355 million. Cash and cash equivalents decreased $490 million over the three-year period.

        The company has access to most global markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs. The company's exposures to receivables from customers in European countries experiencing economic strains are not significant. Sources of liquidity for the company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit. The company's commercial paper outstanding at October 31, 2015 and 2014 was $2,968 million and $2,633 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,600 million and $5,002 million, respectively. The amount of the total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $1,588 million and $1,025 million at October 31, 2015 and 2014, respectively.

        Lines of Credit. The company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $7,205 million at October 31, 2015, $4,031 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at October 31, 2015 were long-term credit facility agreements of $2,900 million, expiring in April 2019, and $2,900 million, expiring in April 2020. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder's equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders' equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company's excess equity capacity and retained earnings balance free of restriction at October 31, 2015 was $8,835 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $16,408 million at October 31, 2015. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

        Debt Ratings. To access public debt capital markets, the company relies on credit rating agencies to assign short-term and long-term credit ratings to the company's securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell or hold company securities. A credit rating agency may change or withdraw company ratings based on its assessment of the company's current and future ability to meet interest and principal repayment obligations. Each agency's rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets. The senior long-term and short-term debt ratings and outlook currently assigned to unsecured company securities by the rating agencies engaged by the company are as follows:

	Senior Long-Term	Short-Term	Outlook

Moody's Investors Service, Inc.	A2	Prime-1	Stable
Standard & Poor's	A	A-1	Stable

        Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables decreased by $227 million in 2015 due primarily to foreign currency translation and lower agriculture and turf shipment volumes. The ratio of trade accounts and notes receivable at

October 31 to fiscal year net sales was 12 percent in 2015 and 10 percent in 2014. Total worldwide agriculture and turf receivables decreased $355 million and construction and forestry receivables increased $128 million. The collection period for trade receivables averages less than 12 months. The percentage of trade receivables outstanding for a period exceeding 12 months was 1 percent at both October 31, 2015 and 2014.

        Deere & Company's stockholders' equity was $6,743 million at October 31, 2015, compared with $9,063 million at October 31, 2014. The decrease of $2,320 million resulted from an increase in treasury stock of $2,663 million, dividends declared of $800 million and a change in the cumulative translation adjustment of $935 million, which were partially offset by net income attributable to Deere & Company of $1,940 million and an increase in common stock of $150 million.

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

        Cash provided by operating activities of the equipment operations during 2015, including intercompany cash flows, was $3,055 million due primarily to net income adjusted for non-cash provisions, a change in the retirement benefits and a decrease in trade receivables, partially offset by a decrease in accounts payable and accrued expenses, and a change in accrued income taxes payable/receivable.

        Over the last three years, these operating activities, including intercompany cash flows, have provided an aggregate of $12,256 million in cash.

        Trade receivables held by the equipment operations decreased by $221 million during 2015. The equipment operations sell a significant portion of their trade receivables to financial services (see previous consolidated discussion).

        Inventories decreased by $393 million in 2015 due primarily to lower agriculture and turf production volumes, lower sales and currency translation. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 15), which approximates current cost, to fiscal year cost of sales were 26 percent and 23 percent at October 31, 2015 and 2014, respectively.

        Total interest-bearing debt of the equipment operations was $4,925 million at the end of 2015, compared with $5,077 million at the end of 2014 and $5,951 million at the end of 2013. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) at the end of 2015, 2014 and 2013 was 42 percent, 36 percent and 37 percent, respectively.

        Property and equipment cash expenditures for the equipment operations in 2015 were $688 million, compared with $1,045 million in 2014. Capital expenditures in 2016 are estimated to be $800 million.

        In November 2015, the company announced the signing of definitive purchase agreements to acquire Monosem, a European market leader for precision planters, and Precision Planting LLC., a developer and distributor of retrofit components for precision agriculture applications. The total estimated purchase price, net of cash acquired, is $325 million. The acquisitions are subject to customary closing conditions, including regulatory approvals, and are expected to close in the first half of 2016.

FINANCIAL SERVICES

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and borrowings from Deere & Company.

        The cash provided by operating activities and financing activities was used primarily for investing activities. Cash flows from the financial services' operating activities, including intercompany cash flows, were $1,582 million in 2015. Cash used by investing activities totaled $1,235 million in 2015, due primarily to the cost of receivables (excluding trade and wholesale) and cost of equipment on operating leases exceeding collections of these receivables and the proceeds from sales of equipment on operating leases by $2,056 million, partially offset by a decrease in trade receivables and wholesale notes of $657 million and proceeds from sales of businesses, net of cash sold, of $149 million. Cash used for financing activities totaled $262 million in 2015, representing primarily a decrease in borrowings from Deere & Company of $929 million and dividends paid of $680 million to Deere & Company, partially offset by an increase in external borrowings of $1,346 million. Cash and cash equivalents increased $44 million.

        Over the last three years, the operating activities, including intercompany cash flows, have provided $4,147 million in cash. In addition, an increase in total borrowings of $9,125 million, capital investment from Deere & Company of $216 million and proceeds from sales of businesses, net of cash sold, of $149 million provided cash inflows. These amounts have been used mainly to fund receivables (excluding trade and wholesale) and equipment on operating lease acquisitions, which exceeded collections and the proceeds from sales of equipment on operating leases by $10,415 million, fund an increase in trade receivables and wholesale notes of $1,278 million, pay dividends to Deere & Company of $1,016 million and purchase marketable securities that exceeded proceeds from maturities and sales by $94 million. Cash and cash equivalents increased $518 million over the three-year period.

        Receivables and equipment on operating leases decreased by $1,410 million in 2015, compared with 2014. Total acquisition volumes of receivables (excluding trade and wholesale notes) and cost of equipment on operating leases decreased 11 percent in 2015, compared with 2014. The volumes of financing leases, retail notes and revolving charge accounts decreased approximately 26 percent, 19 percent and 1 percent, respectively, while operating lease volumes increased 14 percent. During 2015, the amount of wholesale notes and trade receivables decreased 32 percent and 18 percent, respectively. At October 31, 2015 and 2014, net receivables and leases administered, which include receivables administered but not owned, were $38,188 million and $39,629 million, respectively.

        Total external interest-bearing debt of the financial services operations was $31,925 million at the end of 2015, compared with $31,882 million at the end of 2014 and $28,524 million at the end of 2013. Total external borrowings have changed generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company and the change in investment from Deere & Company. The financial services operations' ratio of total interest-bearing debt to total stockholder's equity was to 7.6 to 1 at the end of 2015, 7.4 to 1 at the end of 2014 and 7.3 to 1 at the end of 2013.

        The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 13). At October 31, 2015, the facility had a total capacity, or "financing limit," of up to $3,500 million of secured financings at any time. The facility was renewed in November 2015 with a capacity of $3,880 million. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 31, 2015, $1,848 million of short-term securitization borrowings was outstanding under the agreement.

        During 2015, the financial services operations issued $2,716 million and retired $2,685 million of retail note securitization borrowings. During 2015, the financial services operations also issued $5,705 million and retired $4,649 million of long-term borrowings, which were primarily medium-term notes.

OFF-BALANCE-SHEET ARRANGEMENTS

At October 31, 2015, the company had approximately $162 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. The maximum remaining term of the receivables guaranteed at October 31, 2015 was approximately four years.

AGGREGATE CONTRACTUAL OBLIGATIONS

The payment schedule for the company's contractual obligations at October 31, 2015 in millions of dollars is as follows:

	Total	Less than 1 year	2&3 years	4&5 years	More than 5 years

On-balance-sheet
Debt*
Equipment operations	$4,939	$465	$110	$753	$3,611
Financial services**	31,672	10,291	12,322	5,447	3,612

Total	36,611	10,756	12,432	6,200	7,223
Interest relating to debt***	4,471	618	988	712	2,153
Accounts payable	2,251	2,137	82	30	2
Capital leases	60	37	17	5	1
Off-balance-sheet
Purchase obligations	2,361	2,300	21	15	25
Operating leases	354	98	125	71	60

Total	$46,108	$15,946	$13,665	$7,033	$9,464

*
Principal payments.
**
Securitization borrowings of $4,590 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 18).
***
Includes projected payments related to interest rate swaps.

        The previous table does not include unrecognized tax benefit liabilities of approximately $229 million at October 31, 2015, since the timing of future payments is not reasonably estimable at this time (see Note 8). For additional information regarding pension and other postretirement employee benefit obligations, short-term borrowings, long-term borrowings and lease obligations, see Notes 7, 18, 20 and 21, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of the company's consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. Changes in these estimates and assumptions could have a significant effect on the financial statements. The accounting policies below are those management believes are the most critical to the preparation of the company's financial statements and require the most difficult, subjective or complex judgments. The company's other accounting policies are described in the Notes to the Consolidated Financial Statements.

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

        The sales incentive accruals at October 31, 2015, 2014 and 2013 were $1,463 million, $1,573 million and $1,531 million, respectively. The decrease in 2015 was due primarily to lower sales volumes. The increase in 2014 was due primarily to higher sales incentive accruals related to the U.S. and Canada operations.

        The estimation of the sales incentive accrual is impacted by many assumptions. One of the key assumptions is the historical percent of sales incentive costs to retail sales from dealers. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus 1.0 percent, compared to the average sales incentive costs to retail sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease 1.0 percent, the sales incentive accrual at October 31, 2015 would increase or decrease by approximately $70 million.

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

        The product warranty accruals, excluding extended warranty unamortized premiums, at October 31, 2015, 2014 and 2013 were $807 million, $809 million and $822 million, respectively. The changes were due primarily to lower sales volumes in 2015 and 2014.

        Estimates used to determine the product warranty accruals are significantly affected by the historical percent of warranty claims costs to sales. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .09 percent, compared to the average warranty costs to sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .09 percent, the warranty accrual at October 31, 2015 would increase or decrease by approximately $25 million.

Postretirement Benefit Obligations

Pension obligations and other postretirement employee benefit (OPEB) obligations are based on various assumptions used by the company's actuaries in calculating these amounts. These assumptions include discount rates, health care cost trend rates, expected return on plan assets, compensation increases, retirement rates, mortality rates and other factors. Actual results that differ from the assumptions and changes in assumptions affect future expenses and obligations.

        The pension liabilities, net of pension assets, recognized on the balance sheet at October 31, 2015 and 2014 were $1,022 million and $743 million, respectively. The pension assets, net of pension liabilities, at October 31, 2013 were $40 million. The increase in pension net liabilities in 2015 was due primarily to interest on the liabilities and updated mortality assumptions based on the Society of Actuaries' (SOA) RP-2015 base table and MP 2015 projection scale, partially offset by return on plan assets. The increase in pension net liabilities in 2014 was due primarily to decreases in discount rates and updated mortality assumptions based on the SOA RP-2000 base table and mortality projection scale BB. The OPEB liabilities, net of OPEB assets, at October 31, 2015, 2014 and 2013 were $5,395 million, $5,347 million and $4,769 million, respectively. The increase in OPEB net liabilities in 2015 was due primarily to interest on the liabilities and a change in the health care cost trend, primarily related to higher prescription drug costs, partially offset by the transition to a Medicare Advantage plan for certain retirees (see Note 7). The increase in 2014 was due primarily to the change in the mortality assumptions mentioned above and decreases in discount rates, partially offset by a change in the retiree medical credit plan (see Note 7).

        Beginning in 2016, the company will change the method used to estimate the service and interest cost components of the net periodic pension and other postretirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows. Prior to 2016, the service and interest costs were determined using a single weighted-average discount rate based on hypothetical AA yield curves used to measure the benefit obligation at the beginning of the period. The change does not affect the measurement of the total benefit obligations as the change in service and interest costs offsets in the actuarial gains and losses recorded in other comprehensive income.

        The company changed to the new method to provide a more precise measure of interest and service costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The company will account for this change as a change in estimate prospectively beginning in the first quarter of 2016. The discount rates used to measure the 2016 service costs are 4.3 percent and 5.0 percent for pension and OPEB, respectively. The discount rates used to measure the 2016 interest costs are 3.4 percent and 3.5 percent for pension and OPEB, respectively. The previous method would have used a discount rate for both service and interest costs of 4.1 percent for pension and 4.3 percent for OPEB. The decrease in the 2016 service and interest costs is approximately $175 million compared to the previous method.

        The effect of hypothetical changes to selected assumptions on the company's major U.S. retirement benefit plans would be as follows in millions of dollars:

		October 31, 2015	2016
Assumptions	Percentage Change	Increase (Decrease) PBO/APBO*	Increase (Decrease) Expense

Pension
Discount rate**	+/-.5	$(654)/733	$(32)/36
Expected return on assets	+/-.5		(48)/48
OPEB
Discount rate**	+/-.5	(356)/395	(15)/16
Expected return on assets	+/-.5		(3)/3
Health care cost trend rate**	+/-1.0	791/(606)	96/(74)
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

        An estimate of the fair value of the reporting unit is determined through a combination of comparable market values for similar businesses and discounted cash flows. These estimates can change significantly based on such factors as the reporting unit's financial performance, economic conditions, interest rates, growth rates, pricing, changes in business strategies and competition.

        Based on this testing, the company has not identified a reporting unit for which the goodwill was impaired in 2015, 2014 and 2013. A 10 percent decrease in the estimated fair value of the company's reporting units would have had no impact on the carrying value of goodwill at the annual measurement date in 2015.

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the losses inherent in the company's receivable portfolio. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions and credit risk quality. The adequacy of the allowance is assessed quarterly. Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

        The total allowance for credit losses at October 31, 2015, 2014 and 2013 was $198 million, $230 million and $240 million, respectively. The allowance decreased in 2015 compared to 2014, and decreased in 2014, compared to 2013, due primarily to foreign currency translation in both periods.

        The assumptions used in evaluating the company's exposure to credit losses involve estimates and significant judgment. The historical loss experience on the receivable portfolio represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus ..04 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the receivable portfolio were to increase or decrease .04 percent, the allowance for credit losses at October 31, 2015 would increase or decrease by approximately $14 million.

Operating Lease Residual Values

The carrying value of equipment on operating leases is affected by the estimated fair values of the equipment at the end of the lease (residual values). Upon termination of the lease, the equipment is either purchased by the lessee or sold to a third party, in which case the company may record a gain or a loss for the difference between the estimated residual value and the sales price. The residual values are dependent on current economic conditions and are reviewed when events or circumstances necessitate an evaluation. Changes in residual value assumptions would affect the amount of depreciation expense and the amount of investment in equipment on operating leases.

        The total operating lease residual values at October 31, 2015, 2014 and 2013 were $3,603 million, $2,786 million and $2,115 million, respectively. The changes in 2015 and 2014 were due primarily to the increasing levels of operating leases.

        Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. Hypothetically, if future market values for this equipment were to decrease 10 percent from the company's present estimates, the total impact would be to increase the company's annual depreciation for equipment on operating leases by approximately $175 million.

FINANCIAL INSTRUMENT MARKET RISK INFORMATION

The company is naturally exposed to various interest rate and foreign currency risks. As a result, the company enters into derivative transactions to manage certain of these exposures that arise in the normal course of business and not for the purpose of creating speculative positions or trading. The company's financial services operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. Accordingly, from time to time, these operations enter into interest rate swap agreements to manage their interest rate exposure. The company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the functional currencies. The company has entered into agreements related to the management of these foreign currency transaction risks.

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows. Cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio. Cash flows for marketable securities are primarily discounted at the applicable benchmark yield curve plus market credit spreads. Cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers. Cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers. Cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments' fair values which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2015 would have been approximately $14 million. The net loss from decreasing the interest rates by 10 percent at October 31, 2014 would have been approximately $18 million.

Foreign Currency Risk

In the equipment operations, the company's practice is to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed quarterly. Based on the equipment operations' anticipated and committed foreign currency cash inflows, outflows and hedging policy for the next twelve months, the company estimates that a hypothetical 10 percent strengthening of the U.S. dollar relative to other currencies through 2016 would decrease the 2016 expected net cash inflows by approximately $32 million. At October 31, 2014, a hypothetical 10 percent weakening of the U.S. dollar under similar assumptions and calculations indicated a potential approximate $16 million adverse effect on the 2015 net cash inflows.

        In the financial services operations, the company's policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the financial services cash flows.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Years Ended October 31, 2015, 2014 and 2013
(In millions of dollars)

	2015	2014	2013
Net Sales and Revenues
Net sales	$25,775.2	$32,960.6	$34,997.9
Finance and interest income	2,381.1	2,282.1	2,115.1
Other income	706.5	824.2	682.4

Total	28,862.8	36,066.9	37,795.4

Costs and Expenses
Cost of sales	20,143.2	24,775.8	25,667.3
Research and development expenses	1,425.1	1,452.0	1,477.3
Selling, administrative and general expenses	2,873.3	3,284.4	3,605.5
Interest expense	680.0	664.0	741.3
Other operating expenses	961.1	1,093.3	820.6

Total	26,082.7	31,269.5	32,312.0

Income of Consolidated Group before Income Taxes	2,780.1	4,797.4	5,483.4
Provision for income taxes	840.1	1,626.5	1,945.9

Income of Consolidated Group	1,940.0	3,170.9	3,537.5
Equity in income (loss) of unconsolidated affiliates	.9	(7.6)	.1

Net Income	1,940.9	3,163.3	3,537.6
Less: Net income attributable to noncontrolling interests	.9	1.6	.3

Net Income Attributable to Deere & Company	$1,940.0	$3,161.7	$3,537.3

Per Share Data
Basic	$5.81	$8.71	$9.18
Diluted	$5.77	$8.63	$9.09
Dividends declared	$2.40	$2.22	$1.99
Average Shares Outstanding
Basic	333.6	363.0	385.3
Diluted	336.0	366.1	389.2

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Years Ended October 31, 2015, 2014 and 2013
(In millions of dollars)

	2015	2014	2013
Net Income	$1,940.9	$3,163.3	$3,537.6

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(7.7)	(684.4)	1,950.0
Cumulative translation adjustment	(935.1)	(415.5)	(70.9)
Unrealized gain (loss) on derivatives	(2.5)	2.8	10.7
Unrealized gain (loss) on investments	(1.5)	6.9	(11.3)

Other Comprehensive Income (Loss), Net of Income Taxes	(946.8)	(1,090.2)	1,878.5

Comprehensive Income of Consolidated Group	994.1	2,073.1	5,416.1
Less: Comprehensive income attributable to noncontrolling interests	.5	1.3	.4

Comprehensive Income Attributable to Deere & Company	$993.6	$2,071.8	$5,415.7

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY
CONSOLIDATED BALANCE SHEET
As of October 31, 2015 and 2014
(In millions of dollars except per share amounts)

	2015	2014
ASSETS
Cash and cash equivalents	$4,162.2	$3,787.0
Marketable securities	437.4	1,215.1
Receivables from unconsolidated affiliates	33.3	30.2
Trade accounts and notes receivable – net	3,051.1	3,277.6
Financing receivables – net	24,809.0	27,422.2
Financing receivables securitized – net	4,834.6	4,602.3
Other receivables	991.2	1,500.3
Equipment on operating leases – net	4,970.4	4,015.5
Inventories	3,817.0	4,209.7
Property and equipment – net	5,181.5	5,577.8
Investments in unconsolidated affiliates	303.5	303.2
Goodwill	726.0	791.2
Other intangible assets – net	63.6	68.8
Retirement benefits	215.6	262.0
Deferred income taxes	2,767.3	2,776.6
Other assets	1,583.9	1,496.9

Total Assets	$57,947.6	$61,336.4

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term borrowings	$8,426.6	$8,019.2
Short-term securitization borrowings	4,590.0	4,558.5
Payables to unconsolidated affiliates	80.6	101.0
Accounts payable and accrued expenses	7,311.5	8,554.1
Deferred income taxes	160.8	160.9
Long-term borrowings	23,832.8	24,380.7
Retirement benefits and other liabilities	6,787.7	6,496.5

Total liabilities	51,190.0	52,270.9

Commitments and contingencies (Note 22)
STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2015 and 2014), at paid-in amount	3,825.6	3,675.4
Common stock in treasury, 219,743,893 shares in 2015 and 190,926,805 shares in 2014, at cost	(15,497.6)	(12,834.2)
Retained earnings	23,144.8	22,004.4
Accumulated other comprehensive income (loss)	(4,729.4)	(3,783.0)

Total Deere & Company stockholders' equity	6,743.4	9,062.6
Noncontrolling interests	14.2	2.9

Total stockholders' equity	6,757.6	9,065.5

Total Liabilities and Stockholders' Equity	$57,947.6	$61,336.4

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Years Ended October 31, 2015, 2014 and 2013
(In millions of dollars)

	2015	2014	2013
Cash Flows from Operating Activities
Net income	$1,940.9	$3,163.3	$3,537.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	55.4	38.1	20.5
Provision for depreciation and amortization	1,382.4	1,306.5	1,140.3
Impairment charges	34.8	95.9	102.0
Share-based compensation expense	66.1	78.5	80.7
Undistributed earnings of unconsolidated affiliates	(1.0)	9.3	9.1
Credit for deferred income taxes	(18.4)	(280.1)	(172.6)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	811.6	(749.0)	(1,510.2)
Insurance receivables	333.4	(149.9)	263.4
Inventories	(691.4)	(297.9)	(728.4)
Accounts payable and accrued expenses	(503.6)	(137.1)	217.1
Accrued income taxes payable/receivable	(137.6)	342.6	80.4
Retirement benefits	427.5	336.9	262.0
Other	40.2	(231.2)	(47.6)

Net cash provided by operating activities	3,740.3	3,525.9	3,254.3

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	14,919.7	15,319.1	14,088.0
Proceeds from maturities and sales of marketable securities	860.7	1,022.5	843.9
Proceeds from sales of equipment on operating leases	1,049.4	1,091.5	936.7
Proceeds from sales of businesses, net of cash sold	149.2	345.8	22.0
Cost of receivables acquired (excluding receivables related to sales)	(14,996.5)	(17,240.4)	(17,011.7)
Purchases of marketable securities	(154.9)	(614.6)	(1,026.3)
Purchases of property and equipment	(694.0)	(1,048.3)	(1,158.4)
Cost of equipment on operating leases acquired	(2,132.1)	(1,611.0)	(1,216.9)
Acquisitions of businesses, net of cash acquired			(83.5)
Other	(60.2)	(145.6)	(214.5)

Net cash used for investing activities	(1,058.7)	(2,881.0)	(4,820.7)

Cash Flows from Financing Activities
Increase in total short-term borrowings	501.6	89.2	2,749.4
Proceeds from long-term borrowings	5,711.0	8,232.0	4,734.0
Payments of long-term borrowings	(4,863.2)	(5,209.1)	(4,958.5)
Proceeds from issuance of common stock	172.1	149.5	174.5
Repurchases of common stock	(2,770.7)	(2,731.1)	(1,531.4)
Dividends paid	(816.3)	(786.0)	(752.9)
Excess tax benefits from share-based compensation	18.5	30.8	50.7
Other	(72.1)	(63.6)	(59.3)

Net cash (used for) provided by financing activities	(2,119.1)	(288.3)	406.5

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(187.3)	(73.6)	11.7

Net Increase (Decrease) in Cash and Cash Equivalents	375.2	283.0	(1,148.2)
Cash and Cash Equivalents at Beginning of Year	3,787.0	3,504.0	4,652.2

Cash and Cash Equivalents at End of Year	$4,162.2	$3,787.0	$3,504.0

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
For the Years Ended October 31, 2013, 2014 and 2015
(In millions of dollars)

		Deere & Company Stockholders
	Total Stockholders' Equity	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests
Balance October 31, 2012	$6,862.0	$3,352.2	$(8,813.8)	$16,875.2	$(4,571.5)	$19.9
Net income	3,537.6			3,537.3		..3
Other comprehensive income	1,878.5				1,878.4	.1
Repurchases of common stock	(1,531.4)		(1,531.4)
Treasury shares reissued	134.3		134.3
Dividends declared	(774.5)			(766.6)		(7.9)
Deconsolidation of variable interest entity	(10.6)					(10.6)
Stock options and other shareholder transactions	171.8	172.0		(.3)		.1

Balance October 31, 2013	10,267.7	3,524.2	(10,210.9)	19,645.6	(2,693.1)	1.9
Net income	3,163.3			3,161.7		1.6
Other comprehensive loss	(1,090.2)				(1,089.9)	(.3)
Repurchases of common stock	(2,731.1)		(2,731.1)
Treasury shares reissued	107.8		107.8
Dividends declared	(803.7)			(803.4)		(.3)
Stock options and other shareholder transactions	151.7	151.2		.5

Balance October 31, 2014	9,065.5	3,675.4	(12,834.2)	22,004.4	(3,783.0)	2.9
Net income	1,940.9			1,940.0		..9
Other comprehensive loss	(946.8)				(946.4)	(.4)
Repurchases of common stock	(2,770.7)		(2,770.7)
Treasury shares reissued	107.3		107.3
Dividends declared	(800.8)			(799.5)		(1.3)
Stock options and other shareholder transactions	162.2	150.2		(.1)		12.1

Balance October 31, 2015	$6,757.6	$3,825.6	$(15,497.6)	$23,144.8	$(4,729.4)	$14.2

The notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND CONSOLIDATION

Structure of Operations

The information in the notes and related commentary are presented in a format which includes data grouped as follows:

        Equipment Operations – Includes the company's agriculture and turf operations and construction and forestry operations with financial services reflected on the equity basis.

        Financial Services – Includes primarily the company's financing operations.

        Consolidated – Represents the consolidation of the equipment operations and financial services. References to "Deere & Company" or "the company" refer to the entire enterprise.

Principles of Consolidation

The consolidated financial statements represent primarily the consolidation of all companies in which Deere & Company has a controlling interest. Certain variable interest entities (VIEs) are consolidated since the company has both the power to direct the activities that most significantly impact the VIEs' economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. Deere & Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate (see Note 10). Other investments (less than 20 percent ownership) are recorded at cost.

Fiscal Year

The company has historically and continues to use a 52/53 week fiscal year ending on the last Sunday in the reporting period. The fiscal year ends for 2015, 2014 and 2013 were November 1, 2015, November 2, 2014 and October 27, 2013, respectively. Fiscal year 2014 contained 53 weeks. For ease of presentation, the consolidated financial statements and notes continue to be dated October 31.

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

Accordingly, in these locations, sales are not recorded until a retail customer has purchased the goods. In all cases, when a sale is recorded by the company, no significant uncertainty exists surrounding the purchaser's obligation to pay. No right of return exists on sales of equipment. Service parts and certain attachments returns are estimable and accrued at the time a sale is recognized. The company makes appropriate provisions based on experience for costs such as doubtful receivables, sales incentives and product warranty.

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

Shipping and Handling Costs

Shipping and handling costs related to the sales of the company's equipment are included in cost of sales.

Advertising Costs

Advertising costs are charged to expense as incurred. This expense was $157 million in 2015, $174 million in 2014 and $183 million in 2013.

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

Securitization of Receivables

Certain financing receivables are periodically transferred to special purpose entities (SPEs) in securitization transactions (see Note 13). These securitizations qualify as collateral for secured borrowings and no gains or losses are recognized at the time of securitization. The receivables remain on the balance sheet and are classified as "Financing receivables securitized – net." The company recognizes finance income over the lives of these receivables using the interest method.

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

Impairment of Long-Lived Assets, Goodwill and Other Intangible Assets

The company evaluates the carrying value of long-lived assets (including property and equipment, goodwill and other intangible assets) when events or circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are tested for impairment annually at the end of the third fiscal quarter each year, and more often if events or circumstances indicate a reduction in the fair value below the carrying value. Goodwill is allocated and reviewed for impairment by reporting units, which consist primarily of the operating segments and certain other reporting units. The goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill or long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset (see Note 5).

Derivative Financial Instruments

It is the company's policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The company's financial services manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling and financing in currencies other than the functional currencies.

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

        All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, the hedge accounting discussed above is discontinued (see Note 27).

Foreign Currency Translation

The functional currencies for most of the company's foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts are included in net income. The pretax net gain (loss) for foreign exchange in 2015, 2014 and 2013 was $22 million, $(47) million and $(26) million, respectively.

3. NEW ACCOUNTING STANDARDS

New Accounting Standards Adopted

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-04, Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets, which amends Accounting Standards Codification (ASC) 715, Compensation – Retirement Benefits. This ASU provides a practical expedient for entities whose fiscal year end does not coincide with a month end. The practical expedient permits defined benefit plan assets and obligations to be measured using the month end that is closest to the entity's fiscal year end. Early adoption is permitted. The company early adopted this ASU in the fourth quarter of 2015. As a result, pension and other postretirement benefit plan assets and liabilities were measured as of October 31, 2015. The adoption did not have a material effect on the company's consolidated financial statements.

        In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which amends ASC 820, Fair Value Measurement. This ASU removes the requirement to categorize within the fair value hierarchy investments without readily determinable fair values in entities that elect to measure fair value using net asset value per share or its equivalent. The ASU requires that these investments continue to be shown in the investment disclosure amount to allow the disclosure to reconcile to the investment amount presented in the balance sheet. The ASU was early adopted in the fourth quarter of fiscal year 2015 and was applied retrospectively (see pension and health care assets in Note 7). The adoption did not have a material effect on the consolidated financial statements.

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

        In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which amends ASC 718, Compensation – Stock Compensation. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Therefore, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The total compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The effective date will be the first quarter of fiscal year 2017. The adoption will not have a material effect on the company's consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC 835-30, Interest – Imputation of Interest. This ASU requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing. This treatment is consistent with debt discounts. The ASU does not affect the amount or timing of expenses for debt issuance costs. The effective date will be the first quarter of fiscal year 2017 and will be applied retrospectively. The adoption will not have a material effect on the company's consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. The effective date will be the first quarter of fiscal year 2017 and will be adopted prospectively. The adoption will not have a material effect on the company's consolidated financial statements.

        In May 2015, the FASB issued ASU No. 2015-09, Disclosures about Short-Duration Contracts, which amends ASC 944, Financial Services – Insurance. This ASU requires disclosure of additional information about unpaid claims and claims adjustment expenses, including a rollforward of the liability of the claims adjustment liability. The effective date will be the fourth quarter of fiscal year 2017. The adoption will not have a material effect on the company's consolidated financial statements.

        In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends ASC 330, Inventory. This ASU simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. The ASU does not apply to inventory measured using the last-in, first-out method. The effective date will be the first quarter of fiscal year 2018 with early adoption permitted. The adoption will not have a material effect on the company's consolidated financial statements.

        In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends ASC 835-30, Interest – Imputation of Interest. This ASU clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The effective date will be the first quarter of fiscal year 2017 and will be applied retrospectively. The adoption will not have a material effect on the company's consolidated financial statements.

4. DISPOSITIONS

In March 2015, the company closed the sale of all of the stock of its wholly-owned subsidiaries, John Deere Insurance Company and John Deere Risk Protection, Inc. (collectively the Crop Insurance operations) to Farmers Mutual Hail Insurance Company of Iowa. These operations were included in the company's financial services operating segment. At January 31, 2015, the total assets of $381 million and liabilities of $267 million were classified as held for sale in the consolidated financial statements, which consisted of $13 million of cash and cash equivalents, $79 million of marketable securities, $265 million of other receivables, $4 million of other intangible assets-net and $20 million of other assets. The related liabilities held for sale consisted of accounts payable and accrued expenses. The total amount of proceeds from the sale was approximately $154 million, including $5 million of cash and cash equivalents sold, with a gain recorded in other income of $42 million pretax and $40 million after-tax. The tax expense was partially offset by a change in a valuation allowance on a capital loss carryforward.

The company provided certain business services for a fee during a transition period.

        In May 2014, the company closed the sale of the stock and certain assets of the entities that compose the company's Water operations to FIMI Opportunity Funds. The sale was the result of the company's intention to invest its resources in growing core businesses. At April 30, 2014, the total assets of $85 million and liabilities of $50 million were classified as held for sale in the consolidated financial statements, which consisted of $57 million of trade receivables, $10 million of other receivables, $49 million of inventories and $5 million of other assets less a $36 million asset impairment. The related liabilities held for sale consisted of accounts payable and accrued expenses of $47 million and retirement benefits and other liabilities of $3 million. The total amount of proceeds from the sale was approximately $35 million with a loss recorded in other operating expenses of $10 million pretax and after-tax in addition to the impairments recorded (see Note 5). The company provided certain business services for a fee during a transition period.

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

        The equity contribution was in the form of newly issued cumulative convertible participating preferred units representing 60 percent of the voting rights (on an as converted basis), which rank senior to the company's investment in Landscapes common stock as to dividends. The preferred units had an initial liquidation preference of $174 million and accrue dividends at a rate of 12 percent per annum. The liquidation preference is subject to the company's rights under the stockholders agreement. Due to preferred dividend payment in additional preferred shares over the first two years, CD&R's ownership increased over the two-year period.

        The company initially retained 40 percent of the Landscapes business in the form of common stock. As of January 2014, the company deconsolidated Landscapes and began reporting the results as an equity investment in unconsolidated affiliates. Due to the company's continuing involvement through its initial 40 percent interest, Landscapes' historical operating results are presented in continuing operations. Landscapes was rebranded to SiteOne Landscapes Supply, Inc. during 2015.

5. SPECIAL ITEMS

Impairments

In the fourth quarter of 2014, the company recorded non-cash charges in cost of sales for the impairment of long-lived assets of $18 million and other assets of $16 million pretax and after-tax. The assets are part of the company's agriculture and turf operations in China. The impairment is the result of a decline in forecasted financial performance that indicated it was probable the future cash flows would not cover the carrying amount of assets used to manufacture agricultural equipment in that country (see Note 26).

        In 2014, the company recorded non-cash charges of $62 million pretax, or $30 million after-tax, related to the Water operations. In the first quarter, a $26 million pretax and after-tax loss was recorded in cost of sales for the impairment of long-lived assets. In the second quarter, an additional non-cash charge of $36 million pretax, or $4 million after-tax, was recorded in other operating expenses for an impairment to write the Water operations down to fair value less costs to sell. The tax benefits recognized resulted primarily from a change in valuation allowances of the Water operations. These operations were included in the company's agriculture and turf operating segment (see Note 26).

        In 2013, the company recorded a non-cash charge for the impairment of long-lived assets of $57 million pretax, or $51 million after-tax. This consists of $50 million pretax, or $44 million after-tax, in the third quarter and $7 million pretax and after-tax in the fourth quarter, related to the company's Water operations, which were included in the agriculture and turf operating segment. The total pretax impairment loss consisted of $50 million recorded in cost of sales and $7 million in selling, administrative and general expenses. The impairments were due to a decline in the forecasted financial performance and a review of strategic options for the business (see Note 26).

        In the fourth quarter of 2013, the company recorded a non-cash charge of $45 million pretax and after-tax in other operating expenses for an impairment to write the Landscapes operations down to realizable value. These operations were included in the agriculture and turf operating segment (see Note 4).

6. CASH FLOW INFORMATION

For purposes of the statement of consolidated cash flows, the company considers investments with purchased maturities of three months or less to be cash equivalents. Substantially all of the company's short-term borrowings, excluding the current maturities of long-term borrowings, mature or may require payment within three months or less.

        The equipment operations sell a significant portion of their trade receivables to financial services. These intercompany cash flows are eliminated in the consolidated cash flows.

        All cash flows from the changes in trade accounts and notes receivable (see Note 12) are classified as operating activities in the statement of consolidated cash flows as these receivables arise from sales to the company's customers. Cash flows from financing receivables that are related to sales to the company's customers (see Note 12) are also included in operating activities. The remaining financing receivables are related to the financing of equipment sold by independent dealers and are included in investing activities.

        The company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The company transferred inventory to equipment on operating leases of $674 million, $794 million and $659 million in 2015, 2014 and 2013, respectively. The company also had accounts payable related to purchases of property and equipment of $89 million, $128 million and $198 million at October 31, 2015, 2014 and 2013, respectively.

        Cash payments for interest and income taxes consisted of the following in millions of dollars:

	2015	2014	2013

Interest:
Equipment operations	$471	$506	$511
Financial services	443	454	502
Intercompany eliminations	(253)	(268)	(247)

Consolidated	$661	$692	$766

Income taxes:
Equipment operations	$828	$1,640	$1,863
Financial services	190	333	270
Intercompany eliminations	(117)	(253)	(179)

Consolidated	$901	$1,720	$1,954

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The company has several defined benefit pension plans and postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries. The company uses an October 31 measurement date for these plans.

        The components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2015	2014	2013

Pensions
Service cost	$282	$244	$273
Interest cost	474	480	439
Expected return on plan assets	(769)	(776)	(778)
Amortization of actuarial loss	223	177	265
Amortization of prior service cost	25	25	12
Other postemployment benefits	1	5
Settlements/curtailments	11	9	2

Net cost	$247	$164	$213

Weighted-average assumptions
Discount rates	4.0%	4.5%	3.8%
Rate of compensation increase	3.8%	3.8%	3.9%
Expected long-term rates of return	7.3%	7.5%	7.8%

        The components of net periodic postretirement benefits cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2015	2014	2013

Health care and life insurance
Service cost	$46	$44	$58
Interest cost	259	267	255
Expected return on plan assets	(55)	(72)	(84)
Amortization of actuarial loss	91	33	141
Amortization of prior service credit	(77)	(3)	(8)
Settlements/curtailments	1	(1)

Net cost	$265	$268	$362

Weighted-average assumptions
Discount rates	4.2%	4.7%	3.8%
Expected long-term rates of return	7.0%	7.2%	7.5%

        The previous pension cost in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	2015	2014	2013

Pensions
Net cost	$247	$164	$213
Retirement benefit adjustments included in other comprehensive (income) loss:
Net actuarial (gain) loss	361	940	(1,481)
Prior service (credit) cost	66		(26)
Amortization of actuarial loss	(223)	(177)	(265)
Amortization of prior service cost	(25)	(25)	(12)
Settlements/curtailments	(11)	(9)	(2)

Total (gain) loss recognized in other comprehensive (income) loss	168	729	(1,786)

Total recognized in comprehensive (income) loss	$415	$893	$(1,573)

        The previous postretirement benefits cost in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	2015	2014	2013

Health care and life insurance
Net cost	$265	$268	$362
Retirement benefit adjustments included in other comprehensive (income) loss:
Net actuarial (gain) loss	(141)	748	(1,165)
Prior service credit	(3)	(370)	(2)
Amortization of actuarial loss	(91)	(33)	(141)
Amortization of prior service credit	77	3	8
Settlements/curtailments	(2)	1

Total (gain) loss recognized in other comprehensive (income) loss	(160)	349	(1,300)

Total recognized in comprehensive (income) loss	$105	$617	$(938)

        The benefit plan obligations, funded status and the assumptions related to the obligations at October 31 in millions of dollars follow:

	Pensions		Health Care and Life Insurance
	2015	2014	2015	2014

Change in benefit obligations
Beginning of year balance	$(12,190)	$(10,968)	$(6,304)	$(5,926)
Service cost	(282)	(244)	(46)	(44)
Interest cost	(474)	(480)	(259)	(267)
Actuarial gain (loss)	(174)	(1,306)	172	(757)
Amendments	(66)		3	370
Benefits paid	781	675	344	336
Health care subsidies			(20)	(22)
Other postemployment benefits	(1)	(5)
Settlements/curtailments	2	2	1
Foreign exchange and other	218	136	25	6

End of year balance	(12,186)	(12,190)	(6,084)	(6,304)

Change in plan assets (fair value)
Beginning of year balance	11,447	11,008	957	1,157
Actual return on plan assets	582	1,132	24	81
Employer contribution	83	87	48	51
Benefits paid	(781)	(675)	(344)	(336)
Settlements/curtailments	(2)	(2)
Foreign exchange and other	(165)	(103)	4	4

End of year balance	11,164	11,447	689	957

Funded status	$(1,022)	$(743)	$(5,395)	$(5,347)

Weighted-average assumptions
Discount rates	4.1%	4.0%	4.3%	4.2%
Rate of compensation increase	3.8%	3.8%

        In the fourth quarter of 2015, the company decided to transition Medicare eligible wage and certain Medicare eligible salaried retirees to a Medicare Advantage plan offered by a private insurance company. This transition, which will take effect in January 2016, will not affect the participants' level of benefits and is expected to result in future cost savings for the company.

        In the fourth quarter of 2015 and 2014, the company updated mortality assumptions based on tables issued by the Society of Actuaries.

        For Medicare eligible salaried retirees that primarily retire after July 1, 1993 and are eligible for postretirement medical benefits, the company's postretirement benefit plan consists of annual Retiree Medical Credits (RMCs). The RMC is a monetary amount provided to the retirees annually to assist with their medical costs. In October 2014, the RMC plan was modified to change the annual cost sharing provisions. Beginning in 2015, the annual RMC amount did not increase and the rate of future changes will continue to be set each year by the company.

        The amounts recognized at October 31 in millions of dollars consist of the following:

	Pensions		Health Care and Life Insurance
	2015	2014	2015	2014

Amounts recognized in balance sheet
Noncurrent asset	$216	$262
Current liability	(44)	(51)	$(20)	$(21)
Noncurrent liability	(1,194)	(954)	(5,375)	(5,326)

Total	$(1,022)	$(743)	$(5,395)	$(5,347)

Amounts recognized in accumulated other comprehensive income – pretax
Net actuarial loss	$4,393	$4,266	$1,442	$1,675
Prior service cost (credit)	83	42	(334)	(407)

Total	$4,476	$4,308	$1,108	$1,268

        The total accumulated benefit obligations for all pension plans at October 31, 2015 and 2014 was $11,508 million and $11,425 million, respectively.

        The accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $7,254 million and $6,669 million, respectively, at October 31, 2015 and $1,381 million and $916 million, respectively, at October 31, 2014. The projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $8,196 million and $6,958 million, respectively, at October 31, 2015 and $8,213 million and $7,208 million, respectively, at October 31, 2014.

        The amounts in accumulated other comprehensive income that are expected to be amortized as net expense (income) during fiscal 2016 in millions of dollars follow:

	Pensions	Health Care and Life Insurance

Net actuarial loss	$208	$75
Prior service cost (credit)	16	(78)

Total	$224	$(3)

        Actuarial gains and losses are recorded in accumulated other comprehensive income (loss). To the extent unamortized gains and losses exceed 10% of the higher of the market-related value of assets or the benefit obligation, the excess is amortized as a component of net periodic cost over the remaining service period of the active participants. For plans in which all or almost all of the plan's participants are inactive, the amortization period is the remaining life expectancy of the inactive participants.

        The company expects to contribute approximately $73 million to its pension plans and approximately $25 million to its health care and life insurance plans in 2016, which are primarily direct benefit payments for unfunded plans.
42

        The benefits expected to be paid from the benefit plans, which reflect expected future years of service, are as follows in millions of dollars:

	Pensions	Health Care and Life Insurance*

2016	$697	$317
2017	688	333
2018	685	339
2019	690	342
2020	694	344
2021 to 2025	3,484	1,766
*
Net of prescription drug group benefit subsidy under Medicare Part D.

        The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine accumulated postretirement benefit obligations were based on the trends for medical and prescription drug claims for pre- and post-65 age groups due to the effects of Medicare. At October 31, 2015, the weighted-average composite trend rates for these obligations were assumed to be a .8 percent increase from 2015 to 2016, followed by an increase of 7.9 percent from 2016 to 2017, gradually decreasing to 4.8 percent from 2024 to 2025 and all future years. The small estimated increase from 2015 to 2016 resulted from the transition to the Medicare Advantage plan in January 2016. The obligations at October 31, 2014 and the cost in 2015 assumed a 6.2 percent increase from 2014 to 2015, gradually decreasing to 5.0 percent from 2022 to 2023 and all future years. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations by $807 million and the aggregate of service and interest cost component of net periodic postretirement benefits cost for the year by $45 million. A decrease of one percentage point would decrease the obligations by $619 million and the cost by $34 million.

        The discount rate assumptions used to determine the postretirement obligations at October 31, 2015 and 2014 were based on hypothetical AA yield curves represented by a series of annualized individual discount rates. These discount rates represent the rates at which the company's benefit obligations could effectively be settled at the October 31 measurement dates.

        Beginning in 2016, the company will change the method used to estimate the service and interest cost components of the net periodic pension and other postretirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows. Previously, those costs were determined using a single weighted-average discount rate. The change does not affect the measurement of the total benefit obligations as the change in service and interest costs offsets in the actuarial gains and losses recorded in other comprehensive income. The new method provides a more precise measure of interest and service costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The company will account for this change as a change in estimate prospectively beginning in the first quarter of 2016. See "Postretirement Benefit Obligations" in Critical Accounting Policies for additional details.

        Fair value measurement levels in the following tables are defined in Note 26.

        The fair values of the pension plan assets at October 31, 2015 follow in millions of dollars:

	Total	Level 1	Level 2

Cash and short-term investments	$867	$378	$489
Equity:
U.S. equity securities and funds	3,075	3,053	22
International equity securities	1,802	1,781	21
Fixed Income:
Government and agency securities	386	197	189
Corporate debt securities	751	1	750
Mortgage-backed securities	83		83
Fixed income funds	26	26
Real estate	133	130	3
Derivative contracts – assets*	190	25	165
Derivative contracts – liabilities**	(26)	(4)	(22)
Receivables, payables and other	4	3	1
Securities lending collateral	745	92	653
Securities lending liability	(745)	(92)	(653)
Securities sold short	(470)	(466)	(4)

Total of Level 1 and Level 2 assets	6,821	$5,124	$1,697

Investments at net asset value***:
Short-term investments	195
U.S. equity funds	33
International equity funds	540
Corporate debt funds	26
Fixed income funds	495
Real estate	501
Hedge funds	625
Private equity/venture capital	1,604
Other investments	324

Total net assets	$11,164

*
Includes contracts for interest rates of $137 million, foreign currency of $17 million, equity of $30 million and other of $6 million.
**
Includes contracts for interest rates of $7 million, foreign currency of $15 million and other of $4 million.
***
Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

        The fair values of the health care assets at October 31, 2015 follow in millions of dollars:

	Total	Level 1	Level 2

Cash and short-term investments	$35	$25	$10
Equity:
U.S. equity securities and funds	229	229
International equity securities	39	39
Fixed Income:
Government and agency securities	84	78	6
Corporate debt securities	35		35
Mortgage-backed securities	13		13
Fixed income funds	1	1
Real estate	4	4
Derivative contracts – assets*	4	1	3
Receivables, payables and other	1	1
Securities lending collateral	65	9	56
Securities lending liability	(65)	(9)	(56)
Securities sold short	(10)	(10)

Total of Level 1 and Level 2 assets	435	$368	$67

Investments at net asset value**:
Short-term investments	4
International equity funds	103
Fixed income funds	47
Real estate funds	10
Hedge funds	50
Private equity/venture capital	34
Other investments	6

Total net assets	$689

*
Includes contracts for interest rates of $2 million, foreign currency of $1 million and equity of $1 million.
**
Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

        The fair values of the pension plan assets at October 31, 2014 follow in millions of dollars:

	Total	Level 1	Level 2

Cash and short-term investments	$977	$426	$551
Equity:
U.S. equity securities and funds	3,088	3,088
International equity securities and funds	2,046	2,046
Fixed Income:
Government and agency securities	434	412	22
Corporate debt securities	322	1	321
Mortgage-backed securities	96	11	85
Fixed income funds	127	127
Real estate	132	132
Derivative contracts – assets*	322	14	308
Derivative contracts – liabilities**	(39)	(9)	(30)
Receivables, payables and other	1		1
Securities lending collateral	847		847
Securities lending liability	(847)		(847)
Securities sold short	(477)	(477)

Total of Level 1 and Level 2 assets	7,029	$5,771	$1,258

Investments at net asset value***:
Short-term investments	108
U.S. equity funds	38
International equity funds	382
Fixed income funds	957
Real estate funds	442
Hedge funds	593
Private equity/venture capital	1,578
Other investments	320

Total net assets	$11,447

*
Includes contracts for interest rates of $246 million, foreign currency of $61 million, equity of $11 million and other of $4 million.
**
Includes contracts for interest rates of $6 million, foreign currency of $25 million and other of $8 million.
***
Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

        The fair values of the health care assets at October 31, 2014 follow in millions of dollars:

	Total	Level 1	Level 2

Cash and short-term investments	$52	$37	$15
Equity:
U.S. equity securities and funds	310	310
International equity securities	57	57
Fixed Income:
Government and agency securities	164	159	5
Corporate debt securities	33		33
Mortgage-backed securities	13		13
Fixed income funds	1	1
Real estate	5	5
Derivative contracts – assets*	5		5
Derivative contracts – liabilities**	(1)		(1)
Receivables, payables and other	1	1
Securities lending collateral	126		126
Securities lending liability	(126)		(126)
Securities sold short	(13)	(13)

Total of Level 1 and Level 2 assets	627	$557	$70

Investments at net asset value***:
Short-term investments	3
International equity funds	121
Fixed income funds	69
Real estate funds	12
Hedge funds	72
Private equity/venture capital	44
Other investments	9

Total net assets	$957

*
Includes contracts for interest rates of $3 million and foreign currency of $2 million.
**
Includes contracts for foreign currency of $1 million.
***
Investments are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

        Fair values are determined as follows:

        Cash and Short-Term Investments – Includes accounts that are valued based on the account value, which approximates fair value, and investment funds that are valued on the fund's net asset value (NAV) based on the fair value of the underlying securities. Also included are securities that are valued using a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data.

        Equity Securities and Funds – The values are determined primarily by closing prices in the active market in which the equity investment trades, or the fund's NAV, based on the fair value of the underlying securities.

        Fixed Income Securities and Funds – The securities are valued using either a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk and prepayment speeds, or they are valued using the closing prices in the active market in which the fixed income investment trades. Fixed income funds are valued using the NAV, based on the fair value of the underlying securities or closing prices in the active market in which the investment trades.

        Real Estate, Venture Capital, Private Equity, Hedge Funds and Other – The investments, which are structured as limited partnerships, are valued at estimated fair value based on their proportionate share of the limited partnership's fair value that is determined by the general partner. The general partner values these investments using a combination of NAV, an income approach (primarily estimated cash flows discounted over the expected holding period), or market approach (primarily the valuation of similar securities and properties). Real estate investment trusts are primarily valued at the closing prices in the active markets in which the investment trades. Real estate investment funds and other investments are primarily valued at NAV, based on the fair value of the underlying securities.

        Interest Rate, Foreign Currency and Other Derivative Instruments – The derivatives are valued using either an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates, or a market approach (closing prices in the active market in which the derivative instrument trades).

        The primary investment objective for the pension and health care plans assets is to maximize the growth of these assets to support the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company's risk tolerance. The asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the long-term asset class risk/return expectations since the obligations are long-term in nature. The current target allocations for pension assets are approximately 49 percent for equity securities, 24 percent for debt securities, 5 percent for real estate and 22 percent for other investments. The target allocations for health care assets are approximately 53 percent for equity securities, 28 percent for debt securities, 4 percent for real estate and 15 percent for other investments. The allocation percentages above include the effects of combining derivatives with other investments to manage asset allocations and exposures to interest rates and foreign currency exchange. The assets are well diversified and are managed by professional investment firms as well as by investment professionals who are company employees. As a result of the company's diversified investment policy, there were no significant concentrations of risk.

        The expected long-term rate of return on plan assets reflects management's expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. A market related value of plan assets is used to calculate the expected return on assets. The market related value recognizes changes in the fair value of pension plan assets systematically over a five-year period. The market related value of the health care and life insurance plan assets equal fair value. The expected return is based on the outlook for inflation and for returns in multiple asset classes, while also considering historical returns, asset allocation and investment strategy. The company's approach has emphasized the long-term nature of the return estimate such that the return assumption is not changed significantly unless there are fundamental changes in capital markets that affect the company's expectations for returns over an extended period of time (i.e., 10 to 20 years). The average annual return of the company's U.S. pension fund was approximately 8.0 percent during the past ten years and approximately 9.0 percent during the past 20 years. Since return premiums over inflation and total returns for major asset classes vary widely even over ten-year periods, recent history is not necessarily indicative of long-term future expected returns. The company's systematic methodology for determining the long-term rate of return for the company's investment strategies supports the long-term expected return assumptions.

        The company has created certain Voluntary Employees' Beneficiary Association trusts (VEBAs) for the funding of postretirement health care benefits. The future expected asset returns for these VEBAs are lower than the expected return on the other pension and health care plan assets due to investment in a higher proportion of liquid securities. These assets are in addition to the other postretirement health care plan assets that have been funded under Section 401(h) of the U.S. Internal Revenue Code and maintained in a separate account in the company's pension plan trust.

        The company has defined contribution plans related to employee investment and savings plans primarily in the U.S. The company's contributions and costs under these plans were $185 million in 2015, $184 million in 2014 and $178 million in 2013. The contribution rate varies primarily based on the company's performance in the prior year and employee participation in the plans.

8. INCOME TAXES

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2015	2014	2013

Current:
U.S.:
Federal	$377	$1,217	$1,405
State	32	126	145
Foreign	449	564	569

Total current	858	1,907	2,119

Deferred:
U.S.:
Federal	21	(189)	(117)
State	4	(11)	(11)
Foreign	(43)	(80)	(45)

Total deferred	(18)	(280)	(173)

Provision for income taxes	$840	$1,627	$1,946

        Based upon the location of the company's operations, the consolidated income before income taxes in the U.S. in 2015, 2014 and 2013 was $1,838 million, $3,219 million and $4,124 million, respectively, and in foreign countries was $942 million, $1,578 million and $1,359 million, respectively. Certain foreign operations are branches of Deere & Company and are subject to U.S. as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are not directly related.

        A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:

	2015	2014	2013

U.S. federal income tax provision at a statutory rate of 35 percent	$973	$1,679	$1,919
Increase (decrease) resulting from:
State and local income taxes, net of federal income tax benefit	23	75	87
German branch deferred tax write-off			56
Differences in taxability of foreign (earnings) losses	(449)	(305)	43
Nondeductible impairment charges		32	29
Research and business tax credits	(76)	(99)	(56)
Tax rates on foreign earnings	(36)	(71)	(34)
Valuation allowance on deferred taxes	384	454	(14)
Other – net	21	(138)	(84)

Provision for income taxes	$840	$1,627	$1,946

        At October 31, 2015, accumulated earnings in certain subsidiaries outside the U.S. totaled $5,282 million for which no provision for U.S. income taxes or foreign withholding taxes has been made, because it is expected that such earnings will be reinvested outside the U.S. indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. At October 31, 2015, the amount of cash and cash equivalents and marketable securities held by these foreign subsidiaries was $1,588 million.

        Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31 in millions of dollars follows:

	2015		2014
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Other postretirement benefit liabilities	$1,972		$1,968
Tax over book depreciation		$574		$542
Accrual for sales allowances	618		654
Lease transactions		528		404
Tax loss and tax credit carryforwards	604		514
Foreign unrealized losses	458		146
Pension liability – net	315		160
Accrual for employee benefits	172		229
Share-based compensation	141		145
Inventory			22
Goodwill and other intangible assets		80		89
Allowance for credit losses	72		73
Deferred gains on distributed foreign earnings	33		32
Deferred compensation	51		47
Undistributed foreign earnings		25		26
Other items	436	119	440	116
Less valuation allowances	(940)		(637)

Deferred income tax assets and liabilities	$3,932	$1,326	$3,793	$1,177

        Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned financial services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

        At October 31, 2015, certain tax loss and tax credit carryforwards of $604 million, of which $88 million are capital losses, were available with $226 million expiring from 2016 through 2035 and $378 million with an indefinite carryforward period.

        In March 2013, the company changed the corporate structure of most of its German operations from a branch to a subsidiary of Deere & Company. The change provides the company increased flexibility and efficiency in funding growth in international operations. As a result, the tax status of these operations changed. Formerly, as a branch these earnings were taxable in the U.S. as earned. As a subsidiary, these earnings are now taxable in the U.S. if they are distributed to Deere & Company as dividends, which is the same as the company's other foreign subsidiaries. The earnings of the new German subsidiary remain taxable in Germany. Due to the change in tax status and the expectation that the German subsidiary's earnings are indefinitely reinvested, the deferred tax assets and liabilities related to U.S. taxable temporary differences for the previous German branch were written off. The effect of this write-off was a decrease in net deferred tax assets and a charge to the income tax provision of $56 million during the second fiscal quarter of 2013.

        A reconciliation of the total amounts of unrecognized tax benefits at October 31 in millions of dollars follows:

	2015	2014	2013

Beginning of year balance	$213	$272	$265
Increases to tax positions taken during the current year	32	28	30
Increases to tax positions taken during prior years	29	20	24
Decreases to tax positions taken during prior years	(15)	(84)	(51)
Decreases due to lapse of statute of limitations	(11)	(4)	(5)
Settlements	(6)
Foreign exchange	(13)	(19)	9

End of year balance	$229	$213	$272

        The amount of unrecognized tax benefits at October 31, 2015 that would affect the effective tax rate if the tax benefits were recognized was $79 million. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

        The company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction, and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed the examination of the company's federal income tax returns for periods prior to 2009. The years 2009 through 2012 federal income tax returns are currently under examination. Various state and foreign income tax returns, including major tax jurisdictions in Canada and Germany, also remain subject to examination by taxing authorities.

        The company's policy is to recognize interest related to income taxes in interest expense and interest income, and recognize penalties in selling, administrative and general expenses. During 2015, 2014 and 2013, the total amount of expense from interest and penalties was $23 million, $11 million and $9 million and the interest income was $3 million, $4 million and $4 million, respectively. At October 31, 2015 and 2014, the liability for accrued interest and penalties totaled $69 million and $54 million and the receivable for interest was $2 million and $2 million, respectively.

9. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following in millions of dollars:

	2015	2014	2013

Other income
Insurance premiums and fees earned	$173	$297	$252
Revenues from services	280	276	256
Investment income	26	17	15
Other	228	234	159

Total	$707	$824	$682

Other operating expenses
Depreciation of equipment on operating leases	$577	$494	$389
Insurance claims and expenses	183	324	204
Cost of services	160	151	143
Other	41	124	85

Total	$961	$1,093	$821

        The company offers extended equipment warranties and, prior to the divestiture of the crop insurance subsidiaries (see Note 4), issued crop insurance policies. To limit losses and reduce exposure to crop insurance claims, the company utilized reinsurance. Although reinsurance contracts permitted recovery of certain claims from reinsurers, the insurance subsidiary was not relieved of its primary obligation to the policyholders. The premiums ceded by the crop insurance subsidiary in 2015, 2014 and 2013 were $54 million, $288 million and $337 million, and claims recoveries on the ceded business were $65 million, $304 million and $294 million, respectively. The amounts from reinsurance are netted against the insurance premiums and fees earned and the insurance claims and expenses in the table above.

10. UNCONSOLIDATED AFFILIATED COMPANIES

Unconsolidated affiliated companies are companies in which Deere & Company generally owns 20 percent to 50 percent of the outstanding voting shares. Deere & Company does not control these companies and accounts for its investments in them on the equity basis. The investments in these companies primarily consist of Bell Equipment Limited (32 percent ownership), Deere-Hitachi Construction Machinery Corporation (50 percent ownership), Deere-Hitachi Máquinas de Construção do Brasil S.A. (50 percent ownership) and SiteOne Landscapes Supply, LLC. (35 percent ownership). The unconsolidated affiliated companies primarily manufacture or market equipment and landscapes products. Deere & Company's share of the income or loss of these companies is reported in the consolidated income statement under "Equity in income (loss) of unconsolidated affiliates." The investment in these companies is reported in the consolidated balance sheet under "Investments in unconsolidated affiliates."

        Combined financial information of the unconsolidated affiliated companies in millions of dollars follows:

Operations	2015	2014	2013

Sales	$3,290	$3,082	$2,299
Net income	23	1	10
Deere & Company's equity in net income (loss)	1	(8)

Financial Position		2015	2014

Total assets		$2,139	$2,101
Total external borrowings		660	648
Total net assets		878	842
Deere & Company's share of the net assets		303	303

        Consolidated retained earnings at October 31, 2015 include undistributed earnings of the unconsolidated affiliates of $165 million. Dividends from unconsolidated affiliates were $1 million in 2015, $1 million in 2014 and $10 million in 2013.

        In the ordinary course of business, the company purchases components and finished goods and sells these products to the unconsolidated affiliated companies. Transactions with unconsolidated affiliated companies reported in the statement of consolidated income in millions of dollars follow:

	2015	2014	2013

Net sales	$37	$39	$54
Purchases	1,284	1,415	1,427

11. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale, with unrealized gains and losses shown as a component of stockholders' equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

        The amortized cost and fair value of marketable securities at October 31 in millions of dollars follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2015
Equity fund	$38	$5		$43
U.S. government debt securities	79	3		82
Municipal debt securities	29	2		31
Corporate debt securities	121	4	$1	124
International debt securities	48		1	47
Mortgage-backed securities*	108	3	1	110

Marketable securities	$423	$17	$3	$437

*
Primarily issued by U.S. government sponsored enterprises.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2014
Equity fund	$39	$6		$45
Fixed income fund	10			10
U.S. government debt securities	806	3	$1	808
Municipal debt securities	31	3		34
Corporate debt securities	167	7	2	172
Mortgage-backed securities*	145	3	2	146

Marketable securities	$1,198	$22	$5	$1,215

*
Primarily issued by U.S. government sponsored enterprises.

        The contractual maturities of debt securities at October 31, 2015 in millions of dollars follow:

	Amortized Cost	Fair Value

Due in one year or less	$51	$50
Due after one through five years	88	91
Due after five through 10 years	99	101
Due after 10 years	40	42
Mortgage-backed securities	108	110

Debt securities	$386	$394

        Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity. Proceeds from the sales of available-for-sale securities were $120 million in 2015, $6 million in 2014 and $7 million in 2013. Realized gains, realized losses, the increase (decrease) in net unrealized gains or losses and unrealized losses that have been continuous for over twelve months were not significant in 2015, 2014 and 2013. Unrealized losses at October 31, 2015 and 2014 were primarily the result of an increase in interest rates and were not recognized in income due to the ability and intent to hold to maturity. There were no significant impairment write-downs in the periods reported.

12. RECEIVABLES

Trade Accounts and Notes Receivable

Trade accounts and notes receivable at October 31 consisted of the following in millions of dollars:

	2015	2014

Trade accounts and notes:
Agriculture and turf	$2,278	$2,633
Construction and forestry	773	645

Trade accounts and notes receivable – net	$3,051	$3,278

        At October 31, 2015 and 2014, dealer notes included in the previous table were $90 million and $61 million, and the allowance for credit losses was $41 million and $55 million, respectively.

        The equipment operations sell a significant portion of their trade receivables to financial services and provide compensation to these operations at approximate market rates of interest.

        Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The company evaluates and assesses dealers on an ongoing basis as to their creditworthiness and generally retains a security interest in the goods associated with the trade receivables. The company is obligated to repurchase goods sold to a dealer upon cancellation or termination of the dealer's contract for such causes as change in ownership and closeout of the business.

        Trade accounts and notes receivable have significant concentrations of credit risk in the agriculture and turf sector and construction and forestry sector as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.

Financing Receivables

Financing receivables at October 31 consisted of the following in millions of dollars:

	2015		2014
	Unrestricted/Securitized		Unrestricted/Securitized

Retail notes:
Equipment:
Agriculture and turf	$15,359	$4,236	$16,970	$3,975
Construction and forestry	2,086	686	1,951	697

Total	17,445	4,922	18,921	4,672
Wholesale notes	4,269		5,390
Revolving charge accounts	2,740		2,603
Financing leases (direct and sales-type)	1,333		1,558

Total financing receivables	25,787	4,922	28,472	4,672

Less:
Unearned finance income:
Equipment notes	726	74	753	56
Financing leases	108		136

Total	834	74	889	56

Allowance for credit losses	144	13	161	14

Financing receivables – net	$24,809	$4,835	$27,422	$4,602

        The residual values for investments in financing leases at October 31, 2015 and 2014 totaled $115 million and $112 million, respectively.

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

        Financing receivables at October 31 related to the company's sales of equipment that were included in the table above consisted of the following in millions of dollars:

	2015	2014
	Unrestricted	Unrestricted

Retail notes*:
Equipment:
Agriculture and turf	$1,792	$2,125
Construction and forestry	356	403

Total	2,148	2,528
Wholesale notes	4,269	5,390
Sales-type leases	690	844

Total	7,107	8,762

Less:
Unearned finance income:
Equipment notes	178	212
Sales-type leases	45	57

Total	223	269

Financing receivables related to the company's sales of equipment	$6,884	$8,493

*
These retail notes generally arise from sales of equipment by company-owned dealers or through direct sales.

        Financing receivable installments, including unearned finance income, at October 31 are scheduled as follows in millions of dollars:

	2015		2014
	Unrestricted/Securitized		Unrestricted/Securitized

Due in months:
0 – 12	$13,006	$2,057	$14,357	$1,878
13 – 24	4,987	1,418	5,254	1,331
25 – 36	3,719	921	4,053	880
37 – 48	2,444	426	2,819	457
49 – 60	1,283	95	1,575	120
Thereafter	348	5	414	6

Total	$25,787	$4,922	$28,472	$4,672

        The maximum terms for retail notes are generally seven years for agriculture and turf equipment and five years for construction and forestry equipment. The maximum term for financing leases is generally five years, while the average term for wholesale notes is less than twelve months.

        At October 31, 2015 and 2014, the unpaid balances of receivables administered but not owned were $22 million and $54 million, respectively. At October 31, 2015 and 2014, worldwide financing receivables administered, which include financing receivables administered but not owned, totaled $29,666 million and $32,078 million, respectively.

        Past due balances of financing receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing financing receivables represent loans for which the company has ceased accruing finance income. These receivables are generally 120 days delinquent and the estimated uncollectible amount, after charging the dealer's withholding account, has been written off to the allowance for credit losses. Finance income for non-performing receivables is recognized on a cash basis. Accrual of finance income is generally resumed when the receivable becomes contractually current and collections are reasonably assured.

        An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables at October 31 follows in millions of dollars:

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due

2015
Retail Notes:
Agriculture and turf	$112	$54	$47	$213
Construction and forestry	64	29	12	105
Other:
Agriculture and turf	26	12	4	42
Construction and forestry	13	5	3	21

Total	$215	$100	$66	$381

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables

Retail Notes:
Agriculture and turf	$213	$98	$18,574	$18,885
Construction and forestry	105	21	2,556	2,682
Other:
Agriculture and turf	42	13	7,175	7,230
Construction and forestry	21	10	973	1,004

Total	$381	$142	$29,278	29,801

Less allowance for credit losses				157

Total financing receivables – net				$29,644

	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater Past Due	Total Past Due

2014
Retail Notes:
Agriculture and turf	$93	$34	$28	$155
Construction and forestry	54	16	7	77
Other:
Agriculture and turf	23	12	2	37
Construction and forestry	12	3	4	19

Total	$182	$65	$41	$288

(continued)

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables

Retail Notes:
Agriculture and turf	$155	$107	$19,966	$20,228
Construction and forestry	77	17	2,462	2,556
Other:
Agriculture and turf	37	15	8,208	8,260
Construction and forestry	19	2	1,134	1,155

Total	$288	$141	$31,770	32,199

Less allowance for credit losses				175

Total financing receivables – net				$32,024

        An analysis of the allowance for credit losses and investment in financing receivables follows in millions of dollars:

	Retail Notes	Revolving Charge Accounts	Other	Total

2015
Allowance:
Beginning of year balance	$109	$41	$25	$175
Provision	22	21	3	46
Write-offs	(26)	(37)	(4)	(67)
Recoveries	10	15	1	26
Translation adjustments	(20)		(3)	(23)

End of year balance*	$95	$40	$22	$157

Financing receivables:
End of year balance	$21,567	$2,740	$5,494	$29,801

Balance individually evaluated	$40		$6	$46

2014
Allowance:
Beginning of year balance	$101	$41	$31	$173
Provision	18	11	2	31
Write-offs	(16)	(26)	(7)	(49)
Recoveries	11	15		26
Translation adjustments	(5)		(1)	(6)

End of year balance*	$109	$41	$25	$175

Financing receivables:
End of year balance	$22,784	$2,603	$6,812	$32,199

Balance individually evaluated	$26		$1	$27

2013
Allowance:
Beginning of year balance	$110	$40	$27	$177
Provision (credit)	(2)	5	7	10
Write-offs	(11)	(21)	(3)	(35)
Recoveries	9	17	1	27
Translation adjustments	(5)		(1)	(6)

End of year balance*	$101	$41	$31	$173

Financing receivables:
End of year balance	$21,160	$2,593	$6,206	$29,959

Balance individually evaluated	$21		$33	$54

*
Individual allowances were not significant.

        Past-due amounts over 30 days represented 1.28 percent and .90 percent of the receivables financed at October 31, 2015 and 2014, respectively. The allowance for credit losses represented .53 percent and .54 percent of financing receivables outstanding at October 31, 2015 and 2014, respectively. In addition, at October 31, 2015 and 2014, the company's financial services operations had $179 million and $196 million, respectively, of deposits withheld from dealers and merchants available for potential credit losses.

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

        An analysis of the impaired financing receivables at October 31 follows in millions of dollars:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment

2015*
Receivables with specific allowance**	$14	$13	$2	$13
Receivables without a specific allowance***	14	14		20

Total	$28	$27	$2	$33

Agriculture and turf	$19	$18	$2	$20

Construction and forestry	$9	$9		$13

2014*
Receivables with specific allowance**	$9	$9	$2	$10
Receivables without a specific allowance**	6	6		7

Total	$15	$15	$2	$17

Agriculture and turf	$12	$12	$2	$13

Construction and forestry	$3	$3		$4

*
Finance income recognized was not material.
**
Primarily retail notes.
***
Primarily retail notes and wholesale receivables.

        A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2015, 2014 and 2013, the company identified 107, 66 and 92 financing receivable contracts, primarily operating loans and retail notes, as troubled debt restructurings with aggregate balances of $8 million, $3 million and $16 million pre-modification and $7 million, $2 million and $15 million post-modification, respectively. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At October 31, 2015, the company had no significant commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

Other Receivables

Other receivables at October 31 consisted of the following in millions of dollars:

	2015	2014

Taxes receivable	$720	$697
Reinsurance receivables		502
Insurance premium receivables		23
Other	271	278

Other receivables	$991	$1,500

        Reinsurance and insurance premium receivables were associated with the financial services' crop insurance subsidiary (see Note 9), which was sold in 2015 (see Note 4).

13. SECURITIZATION OF FINANCING RECEIVABLES

The company, as a part of its overall funding strategy, periodically transfers certain financing receivables (retail notes) into variable interest entities (VIEs) that are special purpose entities (SPEs), or a non-VIE banking operation, as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes did not meet the criteria of sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the company's consolidated statements because the assets they hold are legally isolated. Use of the assets held by the SPEs or the non-VIE is restricted by terms of the documents governing the securitization transactions.

        In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs or to a non-VIE banking operation, which in turn issue debt to investors. The debt securities issued to the third party investors result in secured borrowings, which are recorded as "Short-term securitization borrowings" on the consolidated balance sheet. The securitized retail notes are recorded as "Financing receivables securitized – net" on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the financing receivables securitized less an allowance for credit losses, and other assets primarily representing restricted cash. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the company does not have both the power to direct the activities that most significantly impact the SPEs' economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

        In certain securitizations, the company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs' economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $3,006 million and $3,011 million at

October 31, 2015 and 2014, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,743 million and $2,942 million at October 31, 2015 and 2014, respectively. In the fourth quarter of 2015, as part of a receivable transfer, the company retained $228 million of securitization borrowings, with a balance of $189 million at October 31, 2015. This amount is not shown as a liability above as the borrowing is not outstanding to a third party. The credit holders of these SPEs do not have legal recourse to the company's general credit.

        In certain securitizations, the company transfers retail notes to a non-VIE banking operation, which is not consolidated since the company does not have a controlling interest in the entity. The company's carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $249 million and $368 million at October 31, 2015 and 2014, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $238 million and $351 million at October 31, 2015 and 2014, respectively.

        In certain securitizations, the company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The company does not service a significant portion of the conduits' receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits' economic performance. These conduits provide a funding source to the company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The company's carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,689 million and $1,331 million at October 31, 2015 and 2014, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,611 million and $1,267 million at October 31, 2015 and 2014, respectively.

        The company's carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows at October 31 in millions of dollars:

2015

Carrying value of liabilities	$1,611
Maximum exposure to loss	1,689

        The total assets of unconsolidated VIEs related to securitizations were approximately $54 billion at October 31, 2015.

        The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31 were as follows in millions of dollars:

	2015	2014

Financing receivables securitized (retail notes)	$4,848	$4,616
Allowance for credit losses	(13)	(14)
Other assets	109	108

Total restricted securitized assets	$4,944	$4,710

        The components of consolidated secured borrowings and other liabilities related to securitizations at October 31 were as follows in millions of dollars:

	2015	2014

Short-term securitization borrowings	$4,590	$4,559
Accrued interest on borrowings	2	1

Total liabilities related to restricted securitized assets	$4,592	$4,560

        The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the company's short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2015, the maximum remaining term of all securitized retail notes was approximately six years.

14. EQUIPMENT ON OPERATING LEASES

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from four to 60 months. Net equipment on operating leases at October 31 consisted of the following in millions of dollars:

	2015	2014

Equipment on operating leases:
Agriculture and turf	$3,909	$3,261
Construction and forestry	1,061	755

Equipment on operating leases – net	$4,970	$4,016

        The equipment is depreciated on a straight-line basis over the terms of the lease. The accumulated depreciation on this equipment was $793 million and $634 million at October 31, 2015 and 2014, respectively. The corresponding depreciation expense was $577 million in 2015, $494 million in 2014 and $389 million in 2013.

        Future payments to be received on operating leases totaled $1,704 million at October 31, 2015 and are scheduled in millions of dollars as follows: 2016 – $712, 2017 – $508, 2018 – $294, 2019 – $156 and 2020 – $34.

15. INVENTORIES

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost, on the "last-in, first-out" (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the "first-in, first-out" (FIFO) basis, or market. The value of gross inventories on the LIFO basis represented 66 percent and 65 percent of worldwide gross inventories at FIFO value at October 31, 2015 and 2014, respectively. The pretax favorable income effects from the liquidation of LIFO inventory during 2015 and 2014 were approximately $22 million and $13 million, respectively. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31 in millions of dollars would have been as follows:

	2015	2014

Raw materials and supplies	$1,559	$1,724
Work-in-process	450	654
Finished goods and parts	3,234	3,360

Total FIFO value	5,243	5,738
Less adjustment to LIFO value	1,426	1,528

Inventories	$3,817	$4,210

16. PROPERTY AND DEPRECIATION

A summary of property and equipment at October 31 in millions of dollars follows:

	Useful Lives* (Years)	2015	2014

Equipment Operations
Land		$114	$120
Buildings and building equipment	23	3,016	3,037
Machinery and equipment	11	5,055	5,089
Dies, patterns, tools, etc.	8	1,567	1,552
All other	5	875	889
Construction in progress		345	530

Total at cost		10,972	11,217
Less accumulated depreciation		5,846	5,694

Total		5,126	5,523

Financial Services
Land		4	4
Buildings and building equipment	27	73	71
All other	6	36	37

Total at cost		113	112
Less accumulated depreciation		58	57

Total		55	55

Property and equipment – net		$5,181	$5,578

*
Weighted-averages

        Total property and equipment additions in 2015, 2014 and 2013 were $666 million, $1,016 million and $1,158 million and depreciation was $692 million, $696 million and $637 million, respectively. Capitalized interest was $6 million, $6 million and $13 million in the same periods, respectively. The cost of leased property and equipment under capital leases of $27 million and $36 million and accumulated depreciation of $14 million and $15 million at October 31, 2015 and 2014, respectively, is included in property and equipment.

        Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, classified as "Other Assets" at October 31, 2015 and 2014 were $934 million and $912 million, less accumulated amortization of $681 million and $656 million, respectively. Capitalized interest on software was $2 million at October 31, 2015. Amortization of these software costs was $103 million in 2015, $106 million in 2014 and $93 million in 2013. The cost of leased software assets under capital leases amounting to $86 million and $77 million at October 31, 2015 and 2014, respectively, is included in other assets.

        The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company's consolidated financial statements.

17. GOODWILL AND OTHER INTANGIBLE ASSETS – NET

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total

Balance at October 31, 2013	$302	$603	$905
Less accumulated impairment losses	60		60

Net balance	242	603	845
Divestiture*	(60)		(60)
Translation adjustments and other	(7)	(47)	(54)

Balance at October 31, 2014	235	556	791
Less accumulated impairment losses*

Net balance	235	556	791
Translation adjustments and other	(8)	(57)	(65)

Goodwill at October 31, 2015	$227	$499	$726

*
Accumulated impairment losses were also reduced by $60 million related to the sale of the Water operations (see Note 4).

        The components of other intangible assets are as follows in millions of dollars:

	Useful Lives* (Years)	2015	2014

Amortized intangible assets:
Customer lists and relationships	14	$23	$20
Technology, patents, trademarks and other	17	96	90

Total at cost		119	110
Less accumulated amortization**		55	45

Total		64	65

Unamortized intangible assets:
Licenses			4

Other intangible assets – net		$64	$69

*
Weighted-averages
**
Accumulated amortization at 2015 and 2014 for customer lists and relationships was $10 million and $9 million and technology, patents, trademarks and other was $45 million and $36 million, respectively.

        Other intangible assets are stated at cost less accumulated amortization. The amortization of other intangible assets in 2015, 2014 and 2013 was $10 million, $11 million and $22 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: 2016 – $12, 2017 – $12, 2018 – $8, 2019 – $5 and 2020 – $5.

18. TOTAL SHORT-TERM BORROWINGS

Total short-term borrowings at October 31 consisted of the following in millions of dollars:

	2015	2014

Equipment Operations
Commercial paper	$225	$45
Notes payable to banks	154	146
Long-term borrowings due within one year	86	243

Total	465	434

Financial Services
Commercial paper	2,743	2,588
Notes payable to banks	52	267
Long-term borrowings due within one year*	5,167	4,730

Total	7,962	7,585

Short-term borrowings	8,427	8,019

Financial Services
Short-term securitization borrowings	4,590	4,559

Total short-term borrowings	$13,017	$12,578

*
Includes unamortized fair value adjustments related to interest rate swaps.

        The short-term securitization borrowings for financial services are secured by financing receivables (retail notes) on the balance sheet (see Note 13). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $4,590 million at October 31, 2015 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2016 – $2,337, 2017 – $1,413, 2018 – $661, 2019 – $157, 2020 – $21 and 2021 – $1.

        The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 31, 2015 and 2014 were .9 percent and 1.0 percent, respectively.

        Lines of credit available from U.S. and foreign banks were $7,205 million at October 31, 2015. At October 31, 2015, $4,031 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the above lines of credit were long-term credit facility agreements for $2,900 million, expiring in April 2019, and $2,900 million, expiring in April 2020. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder's equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders' equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company's excess equity capacity and retained earnings balance free of restriction at October 31, 2015 was $8,835 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $16,408 million at October 31, 2015. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

        Deere & Company has an agreement with Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation's consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make payments to Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. Deere & Company's obligations to make payments to Capital Corporation under the agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company's obligations under the agreement are not measured by the amount of Capital Corporation's indebtedness, obligations or other liabilities. Deere & Company's obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements.

19. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31 consisted of the following in millions of dollars:

	2015	2014

Equipment Operations
Accounts payable:
Trade payables	$1,435	$1,661
Dividends payable	193	210
Other	186	208
Accrued expenses:
Dealer sales discounts	1,423	1,551
Employee benefits	1,122	1,350
Product warranties	807	809
Unearned revenue	379	355
Other	1,256	1,374

Total	6,801	7,518

Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	179	196
Other	258	468
Accrued expenses:
Unearned revenue	671	647
Accrued interest	111	103
Employee benefits	71	87
Insurance claims reserve*	29	247
Other	192	279

Total	1,511	2,027

Eliminations**	1,001	991

Accounts payable and accrued expenses	$7,311	$8,554

*
See Note 9
**
Primarily trade receivable valuation accounts which are reclassified as accrued expenses by the equipment operations as a result of their trade receivables being sold to financial services.

20. LONG-TERM BORROWINGS

Long-term borrowings at October 31 consisted of the following in millions of dollars:

	2015		2014

Equipment Operations
Notes and debentures:
4.375% notes due 2019	$750		$750
8-1/2% debentures due 2022	105		105
2.60% notes due 2022	1,000		1,000
6.55% debentures due 2028	200		200
5.375% notes due 2029	500		500
8.10% debentures due 2030	250		250
7.125% notes due 2031	300		300
3.90% notes due 2042	1,250		1,250
Other notes	106		288

Total	4,461		4,643

Financial Services
Notes and debentures:
Medium-term notes due 2016 – 2025: (principal $17,610 – 2015, $17,939 – 2014) Average interest rates of 1.4% – 2015, 1.2% – 2014	17,857	*	18,141	*
2.75% senior note due 2022: ($500 principal) Swapped $500 to variable interest rate of 1.1% – 2015, ..9% – 2014	512	*	498	*
Other notes	1,003		1,099

Total	19,372		19,738

Long-term borrowings**	$23,833		$24,381

*
Includes unamortized fair value adjustments related to interest rate swaps.
**
All interest rates are as of year end.

        The approximate principal amounts of the equipment operations' long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2016 – $86, 2017 – $48, 2018 – $63, 2019 – $752 and 2020 – $2. The approximate principal amounts of the financial services' long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2016 – $5,159, 2017 – $5,124, 2018 – $5,124, 2019 – $2,876 and 2020 – $2,394.

21. LEASES

At October 31, 2015, future minimum lease payments under capital leases amounted to $60 million as follows: 2016 – $37, 2017 – $13, 2018 – $4, 2019 – $3, 2020 – $2, and later years $1. Total rental expense for operating leases was $200 million in 2015, $205 million in 2014 and $237 million in 2013. At October 31, 2015, future minimum lease payments under operating leases amounted to $354 million as follows: 2016 – $98, 2017 – $72, 2018 – $53, 2019 – $40, 2020 – $31, and later years $60.

22. COMMITMENTS AND CONTINGENCIES

The company generally determines its warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

        The premiums for the company's extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (unearned revenue) included in the following table totaled $454 million and $425 million at October 31, 2015 and 2014, respectively.

        A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Warranty Liability/ Unearned Premiums
	2015	2014

Beginning of year balance	$1,234	$1,164
Payments	(779)	(792)
Amortization of premiums received	(161)	(142)
Accruals for warranties	810	797
Premiums received	209	228
Foreign exchange	(52)	(21)

End of year balance	$1,261	$1,234

        At October 31, 2015, the company had approximately $162 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2015, the company had accrued losses of approximately $4 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2015 was approximately four years.

        At October 31, 2015, the company had commitments of approximately $165 million for the construction and acquisition of property and equipment. At October 31, 2015, the company also had pledged or restricted assets of $99 million, primarily as collateral for borrowings and restricted other assets. In addition, see Note 13 for restricted assets associated with borrowings related to securitizations.

        The company also had other miscellaneous contingencies totaling approximately $30 million at October 31, 2015, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at October 31, 2015.

        The company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos related liability), retail credit, employment, software licensing, patent, trademark and environmental matters. The company believes the reasonably possible range of losses for these unresolved legal actions in addition to the amounts accrued would not have a material effect on its financial statements.

23. CAPITAL STOCK

Changes in the common stock account in millions were as follows:

	Number of Shares Issued	Amount

Balance at October 31, 2012	536.4	$3,352
Stock options and other		172

Balance at October 31, 2013	536.4	3,524
Stock options and other		151

Balance at October 31, 2014	536.4	3,675
Stock options and other		151

Balance at October 31, 2015	536.4	$3,826

        The number of common shares the company is authorized to issue is 1,200 million. The number of authorized preferred shares, none of which has been issued, is nine million.

        The Board of Directors at its meeting in December 2013 authorized the repurchase of up to $8,000 million of common stock (102.6 million shares based on the October 31, 2015 closing common stock price of $78.00 per share). At October 31, 2015, this repurchase program had $3,461 million (44.4 million shares at the same price) remaining to be repurchased. Repurchases of the company's common stock under this plan will be made from time to time, at the company's discretion, in the open market.

        A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	2015	2014	2013

Net income attributable to Deere & Company	$1,940.0	$3,161.7	$3,537.3
Less income allocable to participating securities	.8	1.0	.9

Income allocable to common stock	$1,939.2	$3,160.7	$3,536.4

Average shares outstanding	333.6	363.0	385.3

Basic per share	$5.81	$8.71	$9.18

Average shares outstanding	333.6	363.0	385.3
Effect of dilutive stock options	2.4	3.1	3.9

Total potential shares outstanding	336.0	366.1	389.2

Diluted per share	$5.77	$8.63	$9.09

        All stock options outstanding were included in the computation during 2015, 2014 and 2013, except 2.4 million in 2014 and 2.4 million in 2013 that had an antidilutive effect under the treasury stock method.

24. STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock awards to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Options expire ten years after the date of grant. Restricted stock awards generally vest after three years. The compensation cost for stock options, service based restricted stock units and market/service based restricted stock units, which is based on the fair value at the grant date, is recognized on a straight-line basis over the requisite period the employee is required to render service. The compensation cost for performance/service based units, which is based on the fair value at the grant date, is recognized over the employees' requisite service period and periodically adjusted for the probable number of shares to be awarded. According to these plans at October 31, 2015, the company is authorized to grant an additional 16.9 million shares related to stock options or restricted stock.

        The fair value of each option award was estimated on the date of grant using a binomial lattice option valuation model. Expected volatilities are based on implied volatilities from traded call options on the company's stock. The expected volatilities are constructed from the following three components: the starting implied volatility of short-term call options traded within a few days of the valuation date; the predicted implied volatility of long-term call options; and the trend in implied volatilities over the span of the call options' time to maturity. The company uses historical data to estimate option exercise behavior and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rates utilized for periods throughout the contractual life of the options are based on U.S. Treasury security yields at the time of grant.

        The assumptions used for the binomial lattice model to determine the fair value of options follow:

	2015	2014	2013

Risk-free interest rate	.04% – 2.3%	.03% – 2.9%	.04% – 1.7%
Expected dividends	2.5%	2.3%	2.3%
Expected volatility	23.4% – 25.7%	25.9% – 32.0%	26.6% – 32.5%
Weighted-average volatility	25.6%	31.9%	32.4%
Expected term (in years)	7.2 – 8.2	7.3 – 7.4	7.3 – 7.9

        Stock option activity at October 31, 2015 and changes during 2015 in millions of dollars and shares follow:

	Shares	Exercise Price*	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at beginning of year	14.9	$71.64
Granted	3.0	88.19
Exercised	(2.9)	58.65
Expired or forfeited	(.2)	87.44

Outstanding at end of year	14.8	77.39	6.21	$94.5

Exercisable at end of year	9.3	72.78	5.19	84.8

  * Weighted-averages

        The weighted-average grant-date fair values of options granted during 2015, 2014 and 2013 were $19.67, $24.74 and $23.73, respectively. The total intrinsic values of options exercised during 2015, 2014 and 2013 were $98 million, $125 million and $183 million, respectively. During 2015, 2014 and 2013, cash received from stock option exercises was $172 million, $149 million and $175 million with tax benefits of $36 million, $46 million and $68 million, respectively.

        The company granted 248 thousand, 236 thousand and 254 thousand restricted stock units to employees and nonemployee directors in 2015, 2014 and 2013, of which 122 thousand, 102 thousand and 110 thousand are subject to service based only conditions, 63 thousand, 67 thousand and 72 thousand are subject to performance/service based conditions, 63 thousand, 67 thousand and 72 thousand are subject to market/service based conditions, respectively. The service based only units award one share of common stock for each unit at the end of the vesting period and include dividend equivalent payments.

        The performance/service based units are subject to a performance metric based on the company's compound annual revenue growth rate, compared to a benchmark group of companies over the vesting period. The market/service based units are subject to a market related metric based on total shareholder return, compared to the same benchmark group of companies over the vesting period. The performance/service based units and the market/service based units both award common stock in a range of zero to 200 percent for each unit granted based on the level of the metric achieved and do not include dividend equivalent payments over the vesting period. The weighted-average fair values of the service based only units at the grant dates during 2015, 2014 and 2013 were $88.66, $87.16 and $86.88 per unit, respectively, based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date during 2015, 2014 and 2013 were $81.78, $81.53 and $80.73 per unit, respectively, based on the market price of a share of underlying common stock excluding dividends. The fair value of the market/service based units at the grant date during 2015, 2014 and 2013 were $113.97, $116.86 and $106.75 per unit, respectively, based on a lattice valuation model excluding dividends.

        The company's nonvested restricted shares at October 31, 2015 and changes during 2015 in millions of shares follow:

	Shares	Grant-Date Fair Value*

Service based only
Nonvested at beginning of year	.3	$83.00
Granted	.1	88.66
Vested	(.1)	76.37

Nonvested at end of year	.3	87.58

Performance/service and market/service based
Nonvested at beginning of year	.4	$91.30
Granted	.1	97.88
Expired or forfeited	(.1)	93.31

Nonvested at end of year	.4	96.87

  * Weighted-averages

        During 2015, 2014 and 2013, the total share-based compensation expense was $66 million, $79 million and $81 million, respectively, with recognized income tax benefits of $25 million, $29 million and $30 million, respectively. At October 31, 2015, there was $46 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to nonvested shares. This compensation is expected to be recognized over a weighted-average period of approximately two years. The total grant-date fair values of stock options and restricted shares vested during 2015, 2014 and 2013 were $74 million, $69 million and $68 million, respectively.

        The company currently uses shares that have been repurchased through its stock repurchase programs to satisfy share option exercises. At October 31, 2015, the company had 220 million shares in treasury stock and 44 million shares remaining to be repurchased under its current publicly announced repurchase program (see Note 23).

25. OTHER COMPREHENSIVE INCOME ITEMS

The after-tax changes in accumulated other comprehensive income at October 31 in millions of dollars follow:

	Retirement Benefits Adjustment	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Investments	Total Accumulated Other Comprehensive Income (Loss)

2012	$(4,759)	$184	$(14)	$17	$(4,572)
Period Change	1,950	(71)	11	(11)	1,879

2013	(2,809)	113	(3)	6	(2,693)
Period Change	(684)	(416)	3	7	(1,090)

2014	(3,493)	(303)		13	(3,783)
Period Change	(8)	(935)	(2)	(1)	(946)

2015	$(3,501)	$(1,238)	$(2)	$12	$(4,729)

        Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount

2015
Cumulative translation adjustment	$(938)	$3	$(935)

Unrealized gain (loss) on derivatives:
Unrealized hedging (loss)	(12)	4	(8)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	12	(4)	8
Foreign exchange contracts – Other operating expenses	(4)	2	(2)

Net unrealized (loss) on derivatives	(4)	2	(2)

Unrealized gain (loss) on investments:
Unrealized holding gain	12	(4)	8
Reclassification of realized (gain) loss – Other income	(14)	5	(9)

Net unrealized (loss) on investments	(2)	1	(1)

Retirement benefits adjustment:
Pensions
Net actuarial (loss) and prior service (cost)	(427)	151	(276)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income:*
Actuarial loss	223	(81)	142
Prior service cost	25	(9)	16
Settlements/curtailments	11	(4)	7
Health care and life insurance
Net actuarial gain and prior service credit	145	(52)	93
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income:*
Actuarial loss	91	(34)	57
Prior service (credit)	(77)	29	(48)
Settlements/curtailments	1		1

Net unrealized (loss) on retirement benefits adjustment	(8)		(8)

Total other comprehensive income (loss)	$(952)	$6	$(946)

*
These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount

2014
Cumulative translation adjustment:
Unrealized (loss) on translation adjustment	$(427)	$2	$(425)
Reclassification of loss to Other operating expenses*	9		9

Net unrealized (loss) on translation adjustment	(418)	2	(416)

Unrealized gain (loss) on derivatives:
Unrealized hedging (loss)	(14)	5	(9)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	13	(5)	8
Foreign exchange contracts – Other operating expenses	6	(2)	4

Net unrealized gain on derivatives	5	(2)	3

Unrealized gain (loss) on investments:
Unrealized holding gain	10	(3)	7

Net unrealized gain on investments	10	(3)	7

Retirement benefits adjustment:
Pensions
Net actuarial (loss)	(940)	343	(597)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income:**
Actuarial loss	177	(64)	113
Prior service cost	25	(9)	16
Settlements/curtailments	9	(3)	6
Health care and life insurance
Net actuarial (loss) and prior service credit	(378)	138	(240)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income:**
Actuarial loss	33	(12)	21
Prior service (credit)	(3)	1	(2)
Settlements/curtailments	(1)		(1)

Net unrealized (loss) on retirement benefits adjustment	(1,078)	394	(684)

Total other comprehensive income (loss)	$(1,481)	$391	$(1,090)

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

        The noncontrolling interests' comprehensive income was $.5 million in 2015, $1.3 million in 2014 and $.4 million in 2013, which consisted of net income of $.9 million in 2015, $1.6 million in 2014 and $.3 million in 2013 and cumulative translation adjustments of $(.4) million in 2015, $(.3) million in 2014 and $.1 million in 2013.

26. FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values at October 31 in millions of dollars follow:

	2015		2014
	Carrying Value	Fair Value*	Carrying Value	Fair Value*

Financing receivables – net	$24,809	$24,719	$27,422	$27,337

Financing receivables securitized – net	$4,835	$4,820	$4,602	$4,573

Short-term securitization borrowings	$4,590	$4,590	$4,559	$4,562

Long-term borrowings due within one year:
Equipment operations	$86	$78	$243	$233
Financial services	5,167	5,167	4,730	4,743

Total	$5,253	$5,245	$4,973	$4,976

Long-term borrowings:
Equipment operations	$4,461	$4,835	$4,643	$5,095
Financial services	19,372	19,348	19,738	19,886

Total	$23,833	$24,183	$24,381	$24,981

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

        Assets and liabilities measured at October 31 at fair value on a recurring basis in millions of dollars follow:

	2015*	2014*

Marketable securities
Equity fund	$43	$45
Fixed income fund		10
U.S. government debt securities	82	808
Municipal debt securities	31	34
Corporate debt securities	124	172
International debt securities	47
Mortgage-backed securities**	110	146

Total marketable securities	437	1,215
Other assets
Derivatives:
Interest rate contracts	353	319
Foreign exchange contracts	50	18
Cross-currency interest rate contracts	25	16

Total assets***	$865	$1,568

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$60	$81
Foreign exchange contracts	18	29

Total liabilities	$78	$110

*
All measurements above were Level 2 measurements except for Level 1 measurements of U.S. government debt securities of $37 million and $741 million at October 31, 2015 and 2014, respectively, and the equity fund of $43 million and $45 million at October 31, 2015 and 2014, respectively, and the fixed income fund of $10 million at October 31, 2014. In addition, $29 million of the international debt securities were Level 3 measurements at October 31, 2015. There were no transfers between Level 1 and Level 2 during 2015 and 2014.
**
Primarily issued by U.S. government sponsored enterprises.
***
Excluded from this table were cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

        Fair value, recurring, Level 3 measurements from available for sale marketable securities at October 31 in millions of dollars follow:

2015

Beginning of period balance
Purchases	$30
Change in unrealized gain (loss)	(1)

End of period balance	$29

        Fair value, nonrecurring, Level 3 measurements from impairments at October 31 in millions of dollars follow:

	Fair Value*		Losses*
	2015	2014	2015	2014	2013

Equipment on operating leases – net	$479		$10

Property and equipment – net	$33	$53	$10	$44	$48

Other intangible assets – net					$9

Other assets	$112	$15	$15	$16

Assets held for sale – Water operations				$36

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

        The following is a description of the valuation methodologies the company uses to measure certain financial instruments on the balance sheet and nonmonetary assets at fair value:

        Marketable Securities – The portfolio of investments, except for the Level 3 measurement international debt securities, is primarily valued on a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk and prepayment speeds. Funds are primarily valued using the fund's net asset value, based on the fair value of the underlying securities. The Level 3 measurement international debt securities are primarily valued using an income approach based on discounted cash flows using yield curves derived from limited, observable market data.

        Derivatives – The company's derivative financial instruments consist of interest rate swaps and caps, foreign currency futures, forwards and swaps, and cross-currency interest rate swaps. The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

        Financing Receivables – Specific reserve impairments are based on the fair value of the collateral, which is measured using a market approach (appraisal values or realizable values). Inputs include a selection of realizable values (see Note 12).

        Equipment on Operating Leases-Net – The impairments are based on an income approach (discounted cash flow), using the contractual payments, plus an estimate of equipment sale price at lease maturity. Inputs include realized sales values.

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

27. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at October 31, 2015 and 2014 were $2,800 million and $3,050 million, respectively. The total notional amounts of the cross-currency interest rate contracts were $60 million and $70 million at October 31, 2015 and 2014, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as cash flow hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

        The amount of loss recorded in OCI at October 31, 2015 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $4 million after-tax. These contracts mature in up to 35 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 31, 2015 and 2014 were $8,618 million and $8,798 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a gain of $2 million and loss of $2 million in 2015 and 2014, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

        The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	2015	2014

Interest rate contracts*	$104	$(13)
Borrowings**	(102)	11
*
Includes changes in fair values of interest rate contracts excluding net accrued interest income of $173 million and $168 million during 2015 and 2014, respectively.
**
Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $274 million and $267 million during 2015 and 2014, respectively.

Derivatives Not Designated as Hedging Instruments

The company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory. The total notional amounts of the interest rate swaps at October 31, 2015 and 2014 were $6,333 million and $6,317 million, the foreign exchange contracts were $3,160 million and $3,524 million and the cross-currency interest rate contracts were $76 million and $98 million, respectively. At October 31, 2015 and 2014, there were also $1,069 million and $1,703 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

        Fair values of derivative instruments in the consolidated balance sheet at October 31 in millions of dollars follow:

	2015	2014

Other Assets
Designated as hedging instruments:
Interest rate contracts	$299	$266
Cross-currency interest rate contracts	14	13

Total designated	313	279

Not designated as hedging instruments:
Interest rate contracts	54	53
Foreign exchange contracts	50	18
Cross-currency interest rate contracts	11	3

Total not designated	115	74

Total derivative assets	$428	$353

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$8	$35

Total designated	8	35

Not designated as hedging instruments:
Interest rate contracts	52	46
Foreign exchange contracts	18	29

Total not designated	70	75

Total derivative liabilities	$78	$110

        The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	2015	2014	2013

Fair Value Hedges
Interest rate contracts – Interest expense	$277	$155	$(89)
Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts – OCI (pretax)*	(16)	(10)	(15)
Foreign exchange contracts – OCI (pretax)*	4	(4)	58
Reclassified from OCI
(Effective Portion):
Interest rate contracts – Interest expense*	(12)	(13)	(22)
Foreign exchange contracts – Other expense*	4	(6)	49
Recognized Directly in Income
(Ineffective Portion)	**	**	**
Not Designated as Hedges
Interest rate contracts – Interest expense*	$(17)	$3	$(6)
Foreign exchange contracts – Cost of sales	97	25	35
Foreign exchange contracts – Other expense*	304	79	20

Total not designated	$384	$107	$49

*
Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.
**
The amounts are not significant.

Counterparty Risk and Collateral

Certain of the company's derivative agreements contain credit support provisions that may require the company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at October 31, 2015 and October 31, 2014, was $41 million and $57 million, respectively. The company, due to its credit rating and amounts of net liability position, has not posted any collateral. If the credit-risk-related contingent features were triggered, the company would be required to post collateral up to an amount equal to this liability position, prior to considering applicable netting provisions.

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

        Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid at October 31 in millions of dollars follows:

	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount

2015
Assets	$428	$(62)		$366
Liabilities	78	(62)		16
2014
Assets	$353	$(76)	$(5)	$272
Liabilities	110	(76)		34

28. SEGMENT AND GEOGRAPHIC AREA DATA FOR THE YEARS ENDED OCTOBER 31, 2015, 2014 AND 2013

The company's operations are presently organized and reported in three major business segments described as follows:

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
62

        The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets.

        The financial services segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, the financial services segment provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts and offers extended equipment warranties.

        Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine operating segment and geographic area data. Intersegment sales and revenues represent sales of components and finance charges, which are generally based on market prices.

        Information relating to operations by operating segment in millions of dollars follows. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2015, 2014 and 2013 were as follows: agriculture and turf net sales of $49 million, $89 million and $69 million, construction and forestry net sales of $1 million, $1 million and $2 million, and financial services revenues of $225 million, $228 million and $220 million, respectively.

OPERATING SEGMENTS	2015	2014	2013

Net sales and revenues
Unaffiliated customers:
Agriculture and turf net sales	$19,812	$26,380	$29,132
Construction and forestry net sales	5,963	6,581	5,866

Total net sales	25,775	32,961	34,998
Financial services revenues	2,591	2,577	2,349
Other revenues*	497	529	448

Total	$28,863	$36,067	$37,795

*
Other revenues are primarily the equipment operations' revenues for finance and interest income, and other income as disclosed in Note 31, net of certain intercompany eliminations.

Operating profit
Agriculture and turf	$1,649	$3,649	$4,680
Construction and forestry	528	648	378
Financial services*	963	921	870

Total operating profit	3,140	5,218	5,928

Interest income	61	57	55
Investment income		2	2
Interest expense	(273)	(289)	(297)
Foreign exchange gains (losses) from equipment operations' financing activities	13	(2)	(8)
Corporate expenses – net	(160)	(196)	(197)
Income taxes	(840)	(1,627)	(1,946)

Total	(1,199)	(2,055)	(2,391)

Net income	1,941	3,163	3,537
Less: Net income attributable to noncontrolling interests	1	1

Net income attributable to Deere & Company	$1,940	$3,162	$3,537

*
Operating profit of the financial services business segment includes the effect of its interest expense and foreign exchange gains or losses.

OPERATING SEGMENTS	2015	2014	2013

Interest income*
Agriculture and turf	$14	$17	$24
Construction and forestry	2	1	2
Financial services	1,687	1,754	1,668
Corporate	61	57	55
Intercompany	(253)	(268)	(247)

Total	$1,511	$1,561	$1,502

*
Does not include finance rental income for equipment on operating leases.

Interest expense
Agriculture and turf	$160	$175	$167
Construction and forestry	45	37	36
Financial services	455	431	488
Corporate	273	289	297
Intercompany	(253)	(268)	(247)

Total	$680	$664	$741

Depreciation* and amortization expense
Agriculture and turf	$659	$681	$627
Construction and forestry	133	115	106
Financial services	590	511	407

Total	$1,382	$1,307	$1,140

*
Includes depreciation for equipment on operating leases.

Equity in income (loss) of unconsolidated affiliates
Agriculture and turf	$7	$8	$(1)
Construction and forestry	(7)	(18)
Financial services	1	2	1

Total	$1	$(8)

Identifiable operating assets
Agriculture and turf	$8,332	$9,442	$10,799
Construction and forestry	3,295	3,405	3,461
Financial services	40,909	42,784	38,646
Corporate*	5,412	5,705	6,615

Total	$57,948	$61,336	$59,521

*
Corporate assets are primarily the equipment operations' retirement benefits, deferred income tax assets, marketable securities and cash and cash equivalents as disclosed in Note 31, net of certain intercompany eliminations.

Capital additions
Agriculture and turf	$522	$868	$981
Construction and forestry	138	145	174
Financial services	6	3	3

Total	$666	$1,016	$1,158

Investments in unconsolidated affiliates
Agriculture and turf	$116	$110	$24
Construction and forestry	177	182	187
Financial services	10	11	10

Total	$303	$303	$221

        The company views and has historically disclosed its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada, shown below in millions of dollars. No individual foreign country's net sales and revenues were material for disclosure purposes.

GEOGRAPHIC AREAS	2015	2014	2013

Net sales and revenues
Unaffiliated customers:
U.S. and Canada:
Equipment operations net sales (87%)*	$16,498	$20,171	$21,821
Financial services revenues (78%)*	2,252	2,220	2,031

Total	18,750	22,391	23,852

Outside U.S. and Canada:
Equipment operations net sales	9,277	12,790	13,177
Financial services revenues	339	357	318

Total	9,616	13,147	13,495

Other revenues	497	529	448

Total	$28,863	$36,067	$37,795

*
The percentages indicate the approximate proportion of each amount that relates to the U.S. only and are based upon a three-year average for 2015, 2014 and 2013.

Operating profit
U.S. and Canada:
Equipment operations	$1,643	$3,311	$4,062
Financial services	802	727	706

Total	2,445	4,038	4,768

Outside U.S. and Canada:
Equipment operations	534	986	996
Financial services	161	194	164

Total	695	1,180	1,160

Total	$3,140	$5,218	$5,928

Property and equipment
U.S.	$3,098	$3,154	$2,997
Germany	568	640	647
Other countries	1,515	1,784	1,823

Total	$5,181	$5,578	$5,467

29. SUPPLEMENTAL INFORMATION (UNAUDITED)

Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2015 Market price
High	$90.85	$92.75	$97.33	$97.14
Low	$84.55	$86.64	$88.98	$72.89
2014 Market price
High	$91.33	$93.89	$94.53	$87.16
Low	$81.50	$84.05	$85.11	$80.01

        At October 31, 2015, there were 23,415 holders of record of the company's $1 par value common stock.

        Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. The company's fiscal year ends in October and its interim periods (quarters) end in January, April and July. Such information is shown in millions of dollars except for per share amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2015
Net sales and revenues	$6,383	$8,171	$7,594	$6,715
Net sales	5,605	7,399	6,839	5,932
Gross profit	1,184	1,704	1,482	1,262
Income before income taxes	568	1,017	738	457
Net income attributable to Deere & Company	387	690	512	351
Per share data:
Basic	1.13	2.05	1.54	1.09
Diluted	1.12	2.03	1.53	1.08
Dividends declared	.60	.60	.60	.60
Dividends paid	.60	.60	.60	.60
2014*
Net sales and revenues	$7,654	$9,948	$9,500	$8,965
Net sales	6,949	9,246	8,723	8,043
Gross profit	1,753	2,374	2,112	1,946
Income before income taxes	965	1,464	1,292	1,076
Net income attributable to Deere & Company	681	981	851	649
Per share data:
Basic	1.83	2.67	2.35	1.84
Diluted	1.81	2.65	2.33	1.83
Dividends declared	.51	.51	.60	.60
Dividends paid	.51	.51	.51	.60

  Net income per share for each quarter must be computed independently. As a result, their sum may not equal the total net income per share for the year.

*
See Note 5 for "Special Items."

30. SUBSEQUENT EVENTS

A quarterly dividend of $.60 per share was declared at the Board of Directors meeting on December 2, 2015, payable on February 1, 2016 to stockholders of record on December 31, 2015.

31. SUPPLEMENTAL CONSOLIDATING DATA
INCOME STATEMENT For the Years Ended October 31, 2015, 2014 and 2013 (In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2015	2014	2013	2015	2014	2013
Net Sales and Revenues
Net sales	$25,775.2	$32,960.6	$34,997.9
Finance and interest income	77.0	76.5	80.8	$2,557.0	$2,475.0	$2,280.5
Other income	602.7	622.6	549.1	258.9	330.2	288.4

Total	26,454.9	33,659.7	35,627.8	2,815.9	2,805.2	2,568.9

Costs and Expenses
Cost of sales	20,145.2	24,777.8	25,668.8
Research and development expenses	1,425.1	1,452.0	1,477.3
Selling, administrative and general expenses	2,393.8	2,765.1	3,143.9	487.3	529.2	473.2
Interest expense	272.8	289.4	297.1	455.0	430.9	487.6
Interest compensation to Financial Services	204.8	212.1	202.7
Other operating expenses	195.0	285.4	223.7	911.7	925.6	739.0

Total	24,636.7	29,781.8	31,013.5	1,854.0	1,885.7	1,699.8

Income of Consolidated Group before Income Taxes	1,818.2	3,877.9	4,614.3	961.9	919.5	869.1
Provision for income taxes	509.9	1,329.6	1,640.7	330.2	296.9	305.2

Income of Consolidated Group	1,308.3	2,548.3	2,973.6	631.7	622.6	563.9

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	632.9	624.5	565.0	1.2	1.9	1.1
Other	(.3)	(9.5)	(1.0)

Total	632.6	615.0	564.0	1.2	1.9	1.1

Net Income	1,940.9	3,163.3	3,537.6	632.9	624.5	565.0
Less: Net income attributable to noncontrolling interests	..9	1.6	..3

Net Income Attributable to Deere & Company	$1,940.0	$3,161.7	$3,537.3	$632.9	$624.5	$565.0

*
Deere & Company with Financial Services on the equity basis.

  The supplemental consolidating data is presented for informational purposes. The "Equipment Operations" reflect the basis of consolidation described in Note 1 to the consolidated financial statements. The consolidated group data in the "Equipment Operations" income statement reflect the results of the agriculture and turf operations and construction and forestry operations. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

31. SUPPLEMENTAL CONSOLIDATING DATA (continued)
BALANCE SHEET As of October 31, 2015 and 2014 (In millions of dollars except per share amounts)

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2015	2014	2015	2014
ASSETS
Cash and cash equivalents	$2,900.0	$2,569.2	$1,262.2	$1,217.8
Marketable securities	47.7	700.4	389.7	514.7
Receivables from unconsolidated subsidiaries and affiliates	2,428.7	3,663.9
Trade accounts and notes receivable – net	485.2	706.0	3,553.1	3,554.4
Financing receivables – net	.9	18.5	24,808.1	27,403.7
Financing receivables securitized – net			4,834.6	4,602.3
Other receivables	849.5	848.0	152.9	659.0
Equipment on operating leases – net			4,970.4	4,015.5
Inventories	3,817.0	4,209.7
Property and equipment – net	5,126.2	5,522.5	55.3	55.3
Investments in unconsolidated subsidiaries and affiliates	4,817.6	5,106.5	10.5	10.9
Goodwill	726.0	791.2
Other intangible assets – net	63.6	64.8		4.0
Retirement benefits	211.9	263.5	25.0	32.9
Deferred income taxes	3,092.0	2,981.9	67.9	64.9
Other assets	807.3	850.6	779.1	648.2

Total Assets	$25,373.6	$28,296.7	$40,908.8	$42,783.6

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term borrowings	$464.3	$434.1	$7,962.3	$7,585.1
Short-term securitization borrowings			4,590.0	4,558.5
Payables to unconsolidated subsidiaries and affiliates	80.6	101.0	2,395.4	3,633.7
Accounts payable and accrued expenses	6,801.2	7,518.4	1,511.2	2,027.0
Deferred income taxes	86.8	87.1	466.6	344.1
Long-term borrowings	4,460.6	4,642.5	19,372.2	19,738.2
Retirement benefits and other liabilities	6,722.5	6,448.1	86.4	82.8

Total liabilities	18,616.0	19,231.2	36,384.1	37,969.4

Commitments and contingencies (Note 22)
STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2015 and 2014), at paid-in amount	3,825.6	3,675.4	2,050.8	2,023.1
Common stock in treasury, 219,743,893 shares in 2015 and 190,926,805 shares in 2014, at cost	(15,497.6)	(12,834.2)
Retained earnings	23,144.8	22,004.4	2,764.8	2,811.8
Accumulated other comprehensive income (loss)	(4,729.4)	(3,783.0)	(290.9)	(20.7)

Total Deere & Company stockholders' equity	6,743.4	9,062.6	4,524.7	4,814.2
Noncontrolling interests	14.2	2.9

Total stockholders' equity	6,757.6	9,065.5	4,524.7	4,814.2

Total Liabilities and Stockholders' Equity	$25,373.6	$28,296.7	$40,908.8	$42,783.6

*
Deere & Company with Financial Services on the equity basis.

  The supplemental consolidating data is presented for informational purposes. The "Equipment Operations" reflect the basis of consolidation described in Note 1 to the consolidated financial statements. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

31. SUPPLEMENTAL CONSOLIDATING DATA (continued)
STATEMENT OF CASH FLOWS For the Years Ended October 31, 2015, 2014 and 2013 (In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2015	2014	2013	2015	2014	2013
Cash Flows from Operating Activities
Net income	$1,940.9	$3,163.3	$3,537.6	$632.9	$624.5	$565.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5.5	2.9	10.8	49.9	35.2	9.7
Provision for depreciation and amortization	791.8	795.7	733.0	688.5	574.9	492.2
Impairment charges	15.3	95.9	102.0	19.5
Undistributed earnings of unconsolidated subsidiaries and affiliates	46.6	(463.4)	(369.0)	(1.0)	(1.7)	(.9)
Provision (credit) for deferred income taxes	(139.8)	(236.4)	(204.6)	121.4	(43.7)	32.0
Changes in assets and liabilities:
Trade receivables	113.4	231.5	26.1
Insurance receivables				333.4	(149.9)	263.4
Inventories	(17.0)	496.2	(69.6)
Accounts payable and accrued expenses	(253.8)	(277.0)	470.5	(245.4)	263.3	(207.9)
Accrued income taxes payable/receivable	(133.0)	330.5	84.2	(4.6)	12.1	(3.8)
Retirement benefits	414.3	323.0	241.6	13.2	13.9	20.4
Other	271.1	70.0	106.0	(25.7)	(7.7)	73.5

Net cash provided by operating activities	3,055.3	4,532.2	4,668.6	1,582.1	1,320.9	1,243.6

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)				16,266.1	16,772.0	15,440.0
Proceeds from maturities and sales of marketable securities	700.1	1,000.1	800.1	160.6	22.4	43.8
Proceeds from sales of equipment on operating leases				1,049.4	1,091.5	936.7
Proceeds from sales of businesses, net of cash sold		345.8	22.0	149.2
Cost of receivables acquired (excluding trade and wholesale)				(16,327.8)	(19,015.3)	(18,792.7)
Purchases of marketable securities	(60.0)	(504.1)	(911.1)	(94.9)	(110.5)	(115.2)
Purchases of property and equipment	(688.1)	(1,045.2)	(1,155.2)	(5.9)	(3.1)	(3.2)
Cost of equipment on operating leases acquired				(3,043.6)	(2,684.2)	(2,107.2)
Increase in investment in Financial Services	(27.4)	(66.8)	(121.6)
Acquisitions of businesses, net of cash acquired			(83.5)
Decrease (increase) in trade and wholesale receivables				657.0	(782.0)	(1,152.7)
Other	6.8	(98.6)	(120.0)	(45.1)	(47.1)	(94.5)

Net cash used for investing activities	(68.6)	(368.8)	(1,569.3)	(1,235.0)	(4,756.3)	(5,845.0)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	211.9	(65.8)	36.0	289.7	155.0	2,713.5
Change in intercompany receivables/payables	928.6	(367.5)	(2,007.2)	(928.6)	367.5	2,007.2
Proceeds from long-term borrowings	6.2	60.7	282.9	5,704.8	8,171.3	4,451.1
Payments of long-term borrowings	(214.2)	(819.1)	(191.0)	(4,649.0)	(4,390.0)	(4,767.4)
Proceeds from issuance of common stock	172.1	149.5	174.5
Repurchases of common stock	(2,770.7)	(2,731.1)	(1,531.4)
Capital investment from Equipment Operations				27.4	66.8	121.6
Dividends paid	(816.3)	(786.0)	(752.9)	(679.6)	(150.0)	(186.0)
Excess tax benefits from share-based compensation	18.5	30.8	50.7
Other	(45.4)	(27.7)	(40.1)	(26.7)	(35.9)	(19.2)

Net cash provided by (used for) financing activities	(2,509.3)	(4,556.2)	(3,978.5)	(262.0)	4,184.7	4,320.8

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(146.6)	(61.3)	(5.4)	(40.7)	(12.3)	17.1

Net Increase (Decrease) in Cash and Cash Equivalents	330.8	(454.1)	(884.6)	44.4	737.0	(263.5)
Cash and Cash Equivalents at Beginning of Year	2,569.2	3,023.3	3,907.9	1,217.8	480.8	744.3

Cash and Cash Equivalents at End of Year	$2,900.0	$2,569.2	$3,023.3	$1,262.2	$1,217.8	$480.8

*
Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. The "Equipment Operations" reflect the basis of consolidation described in Note 1 to the consolidated financial statements. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.
67

DEERE & COMPANY
SELECTED FINANCIAL DATA
(Dollars in millions except per share amounts)

	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006
Net sales and revenues	$28,863	$36,067	$37,795	$36,157	$32,013	$26,005	$23,112	$28,438	$24,082	$22,148
Net sales	25,775	32,961	34,998	33,501	29,466	23,573	20,756	25,803	21,489	19,884
Finance and interest income	2,381	2,282	2,115	1,981	1,923	1,825	1,842	2,068	2,055	1,777
Research and development expenses	1,425	1,452	1,477	1,434	1,226	1,052	977	943	817	726
Selling, administrative and general expenses	2,873	3,284	3,606	3,417	3,169	2,969	2,781	2,960	2,621	2,324
Interest expense	680	664	741	783	759	811	1,042	1,137	1,151	1,018
Income from continuing operations*	1,940	3,162	3,537	3,065	2,800	1,865	873	2,053	1,822	1,453
Net income*	1,940	3,162	3,537	3,065	2,800	1,865	873	2,053	1,822	1,694
Return on net sales	7.5%	9.6%	10.1%	9.1%	9.5%	7.9%	4.2%	8.0%	8.5%	8.5%
Return on beginning Deere & Company stockholders' equity	21.4%	30.8%	51.7%	45.1%	44.5%	38.7%	13.4%	28.7%	24.3%	24.7%
Comprehensive income (loss)*	994	2,072	5,416	2,171	2,502	2,079	(1,333)	1,303	2,201	1,795

Income per share from continuing operations – basic*	$5.81	$8.71	$9.18	$7.72	$6.71	$4.40	$2.07	$4.76	$4.05	$3.11
– diluted*	5.77	8.63	9.09	7.63	6.63	4.35	2.06	4.70	4.00	3.08
Net income per share – basic*	5.81	8.71	9.18	7.72	6.71	4.40	2.07	4.76	4.05	3.63
– diluted*	5.77	8.63	9.09	7.63	6.63	4.35	2.06	4.70	4.00	3.59
Dividends declared per share	2.40	2.22	1.99	1.79	1.52	1.16	1.12	1.06	.91	.78
Dividends paid per share	2.40	2.13	1.94	1.74	1.41	1.14	1.12	1.03	.85 1/2	.74
Average number of common shares outstanding (in millions) – basic	333.6	363.0	385.3	397.1	417.4	424.0	422.8	431.1	449.3	466.8
– diluted	336.0	366.1	389.2	401.5	422.4	428.6	424.4	436.3	455.0	471.6

Total assets	$57,948	$61,336	$59,521	$56,266	$48,207	$43,267	$41,133	$38,735	$38,576	$34,720
Trade accounts and notes receivable – net	3,051	3,278	3,758	3,799	3,295	3,464	2,617	3,235	3,055	3,038
Financing receivables – net	24,809	27,422	25,633	22,159	19,924	17,682	15,255	16,017	15,631	14,004
Financing receivables securitized – net	4,835	4,602	4,153	3,618	2,905	2,238	3,108	1,645	2,289	2,371
Equipment on operating leases – net	4,970	4,016	3,152	2,528	2,150	1,936	1,733	1,639	1,705	1,494
Inventories	3,817	4,210	4,935	5,170	4,371	3,063	2,397	3,042	2,337	1,957
Property and equipment – net	5,181	5,578	5,467	5,012	4,352	3,791	4,532	4,128	3,534	2,764
Short-term borrowings:
Equipment operations	465	434	1,080	425	528	85	490	218	130	282
Financial services	7,962	7,585	7,709	5,968	6,324	5,241	3,537	6,621	7,495	5,436

Total	8,427	8,019	8,789	6,393	6,852	5,326	4,027	6,839	7,625	5,718
Short-term securitization borrowings:
Financial services	4,590	4,559	4,109	3,575	2,777	2,209	3,132	1,682	2,344	2,403
Long-term borrowings:
Equipment operations	4,461	4,643	4,871	5,445	3,167	3,329	3,073	1,992	1,973	1,969
Financial services	19,372	19,738	16,707	17,008	13,793	13,486	14,319	11,907	9,825	9,615

Total	23,833	24,381	21,578	22,453	16,960	16,815	17,392	13,899	11,798	11,584
Total Deere & Company stockholders' equity	6,743	9,063	10,266	6,842	6,800	6,290	4,819	6,533	7,156	7,491

Book value per share*	$21.29	$26.23	$27.46	$17.64	$16.75	$14.90	$11.39	$15.47	$16.28	$16.48
Capital expenditures	$655	$1,004	$1,132	$1,360	$1,050	$795	$767	$1,117	$1,025	$774
Number of employees (at year end)	57,180	59,623	67,044	66,859	61,278	55,650	51,262	56,653	52,022	46,549

*
Attributable to Deere & Company.
68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the “Company”) as of October 31, 2015 and 2014, and the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholders’ equity, and consolidated cash flows for each of the three years in the period ended October 31, 2014.  Our audits also included the financial statement schedule listed in the Index under Part IV, Item 15(2).  We also have audited the Company’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois

December 18, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

By:	/s/ Samuel R. Allen
Samuel R. Allen
Chairman and Chief Executive Officer

Date: December 18, 2015

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

Signature	Title		Date

)
/s/ Samuel R. Allen	Chairman, Chief Executive	)
Samuel R. Allen	Officer and Director	)
)
)
/s/ Crandall C. Bowles	Director	)
Crandall C. Bowles		)
)
)
/s/ Vance D. Coffman	Director	)
Vance D. Coffman		)
)
)
/s/ Charles O. Holliday, Jr.	Director	)
Charles O. Holliday, Jr.		)
)
)
/s/ Dipak C. Jain	Director	)
Dipak C. Jain		)
)
)
/s/ Michael O. Johanns	Director	)
Michael O. Johanns		)
)
)
/s/ Clayton M. Jones	Director	)
Clayton M. Jones		)
)
)
/s/ Rajesh Kalathur	Senior Vice President and	)
Rajesh Kalathur	Chief Financial Officer	)	December 18, 2015
)
)
/s/ Joachim Milberg	Director	)
Joachim Milberg		)
)
)
)
)

)
/s/ Richard B. Myers	Director	)
Richard B. Myers		)
)
		)	December 18, 2015
/s/ Gregory R. Page	Director	)
Gregory R. Page		)
)
)
/s/ Thomas H. Patrick	Director	)
Thomas H. Patrick		)
)
)
/s/ Sherry M. Smith	Director	)
Sherry M. Smith		)
)
)
/s/ Dmitri L. Stockton	Director	)
Dmitri L. Stockton		)
)
)
/s/ Sheila G. Talton	Director	)
Sheila G. Talton		)
)
)

SCHEDULE II

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended October 31, 2015, 2014 and 2013

(in thousands of dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to					Balance
	beginning	costs and	Charged to other accounts		Deductions		at end
Description	of period	expenses	Description	Amount	Description	Amount	of period

YEAR ENDED OCTOBER 31, 2015
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$50,248	$5,270	Bad debt recoveries	$116	Trade receivable write-offs	$5,260	$34,891
					Other-primarily translation	15,483

Financial services:
Trade receivable allowances	5,298	1,172	Bad debt recoveries	230	Trade receivable write-offs	329	5,932
					Other-primarily translation	439
Financing receivable allowances	174,632	46,481	Bad debt recoveries	25,987	Financing receivable write-offs	66,807	157,621
					Other-primarily translation	22,672
Consolidated receivable allowances	$230,178	$52,923		$26,333		$110,990	$198,444

YEAR ENDED OCTOBER 31, 2014
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$62,845	$3,054	Bad debt recoveries	$92	Trade receivable write-offs	$10,744	$50,248
					Other-primarily translation	4,999

Financial services:
Trade receivable allowances	4,300	4,009	Bad debt recoveries	92	Trade receivable write-offs	2,863	5,298
					Other-primarily translation	240
Financing receivable allowances	173,000	31,179	Bad debt recoveries	25,968	Financing receivable write-offs	49,313	174,632
					Other-primarily translation	6,202
Consolidated receivable allowances	$240,145	$38,242		$26,152		$74,361	$230,178

YEAR ENDED OCTOBER 31, 2013
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$62,255	$10,546	Bad debt recoveries	$476	Trade receivable write-offs	$3,847	$62,845
					Other-primarily translation	6,585

Financial services:
Trade receivable allowances	4,037	(102)	Bad debt recoveries	203	Trade receivable write-offs	300	4,300
			Other-primarily translation	462
Financing receivable allowances	176,574	9,726	Bad debt recoveries	27,406	Financing receivable write-offs	35,258	173,000
					Other-primarily translation	5,448
Consolidated receivable allowances	$242,866	$20,170		$28,547		$51,438	$240,145

Index to Exhibits

2.	Not applicable

3.1	Certificate of incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010, Securities and Exchange Commission File Number 1-4121*)

3.2

Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

3.3	Bylaws, as amended (Exhibit 3.2 to Form 10-Q of registrant dated February 26, 2015, Securities and Exchange Commission File Number 1-4121*)

4.1	Form of common stock certificate (Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

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

10.1

Agreement as amended November 1, 1994 between registrant and John Deere Capital Corporation concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.2

Agreement as amended November 1, 1994 between registrant and John Deere Capital Corporation relating to lawn and grounds care retail notes (Exhibit 10.2 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.3

Agreement as amended November 1, 1994 between John Deere Construction Equipment Company, a wholly-owned subsidiary of registrant and John Deere Capital Corporation concerning construction retail notes (Exhibit 10.3 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.4

Agreement dated July 14, 1997 between the John Deere Construction Equipment Company and John Deere Capital Corporation concerning construction retail notes (Exhibit 10.4 to Form 10-K of registrant for the year ended October 31, 2003, Securities and Exchange Commission File Number 1-4121*)

10.5

Agreement dated November 1, 2003 between registrant and John Deere Capital Corporation relating to fixed charges ratio, ownership and minimum net worth of John Deere Capital Corporation (Exhibit 10.5 to Form 10-K of registrant for the year ended October 31, 2003, Securities and Exchange Commission File Number 1-4121*)

10.6

Deere & Company Voluntary Deferred Compensation Plan as amended January 2014 (Exhibit 10.6 to Form 10-K of registrant for the year ended October 31, 2014, Securities and Exchange Commission File Number 1-4121*)

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

10.14

John Deere Defined Contribution Restoration Plan as amended March 2013 (Exhibit 10.14 to Form 10-K of registrant for the year ended October 31, 2014, Securities and Exchange Commission File Number 1-4121*)

10.15

John Deere Supplemental Pension Benefit Plan, as amended October 2014 (Exhibit 10.15 to Form 10-K of registrant for the year ended October 31, 2014, Securities and Exchange Commission File Number 1-4121*)

10.16

John Deere Senior Supplementary Pension Benefit Plan as amended October 2014 (Exhibit 10.16 to Form 10-K of registrant for the year ended October 31, 2014, Securities and Exchange Commission File Number 1-4121*)

10.17

John Deere ERISA Supplementary Pension Benefit Plan as amended December 2011 (Exhibit 10.17 to Form 10-K of registrant for the year ended October 31, 2014, Securities and Exchange Commission File Number 1-4121*)

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

10.22

Asset Purchase Agreement dated October 29, 2001 between registrant and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.23

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.24

Factoring Agreement dated September 20, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

10.25

Receivables Purchase Agreement dated August 23, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

10.26

Joint Venture Agreement dated May 16, 1988 between registrant and Hitachi Construction Machinery Co., Ltd ((Exhibit 10.26 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.27

Marketing Profit Sharing Agreement dated January 1, 2002 between John Deere Construction and Forestry Equipment Company (also known as John Deere Construction & Forestry Company) and Hitachi Construction Machinery Holding U.S.A. Corporation (Exhibit 10.27 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.28

Integrated Marketing Agreement dated October 16, 2001 between registrant and Hitachi Construction Machinery Co. Ltd. (Exhibit 10.28 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.29

2019 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities, Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 23, 2015 (Exhibit 10.1 to form 10-Q of registrant for the quarter ended January 31, 2015, Securities and Exchange Commission File Number 1-4121*)

10.30

2020 Credit Agreement among registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administration agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, et al., dated February 23, 2015 (Exhibit 10.2 to form 10-Q of registrant for the quarter ended January 31, 2015, Securities and Exchange Commission File Number 1-4121*)

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