Form 10-K/A
period 2015-10-31
DEERE & CO
filed 2016-02-01
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
Yes ☐ No ☒

The aggregate quoted market price of voting stock of registrant held by non-affiliates at April 30, 2015 was $30,160,160,199. At November 30, 2015, 316,700,104 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. None.

TABLE OF CONTENTS

		Page
PART II
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	3

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	4

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) amends the Deere & Company (the “Company”) Annual Report on Form 10-K for the fiscal year ended October 31, 2015 (the “Original 10-K”), as filed with the Securities and Exchange Commission (“Commission”) on December 18, 2015. The purpose of this Amendment No. 1 is solely to amend and restate the Report of Independent Registered Public Accounting Firm (the “Auditor’s Report”) included in the Original 10-K in response to comments received from the Staff of the Commission to correct typographical errors in certain of the references to the three year period covered by the Auditor’s Report.

Except as described above, this Amendment No. 1 does not amend, update or change any other disclosures in the Original 10-K, including any of the financial information disclosed in Parts II and IV of the Original 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

This Amendment No. 1 speaks as of the original filing date of the Original 10-K, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original 10-K to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K.

PART II

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Deere & Company:

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the “Company”) as of October 31, 2015 and 2014, and the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholders’ equity, and consolidated cash flows for each of the three years in the period ended October 31, 2015.  Our audits also included the financial statement schedule listed in the Index under Part IV, Item 15(2).  We also have audited the Company’s internal control over financial reporting as of October 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois

December 18, 2015

PART IV

ITEM 15.                    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Page
(1)	Financial Statements

	Statement of Consolidated Income for the years ended October 31, 2015, 2014 and 2013	5

	Statement of Consolidated Comprehensive Income for the years ended October 31, 2015, 2014 and 2013	6

	Consolidated Balance Sheet as of October 31, 2015 and 2014	7

	Statement of Consolidated Cash Flows for the years ended October 31, 2015, 2014 and 2013	8

	Statement of Changes in Consolidated Stockholders’ Equity for the years ended October 31, 2013, 2014 and 2015	9

	Notes to Consolidated Financial Statements	10

(2)	Schedule to Consolidated Financial Statements

	Schedule II - Valuation and Qualifying Accounts for the years ended October 31, 2015, 2014 and 2013	43

(3)	Exhibits

	See the “Index to Exhibits” on page 44 of this report

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

DEERE & COMPANY
 SELECTED FINANCIAL DATA
(Dollars in millions except per share amounts)

	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006
Net sales and revenues	$28,863	$36,067	$37,795	$36,157	$32,013	$26,005	$23,112	$28,438	$24,082	$22,148
Net sales	25,775	32,961	34,998	33,501	29,466	23,573	20,756	25,803	21,489	19,884
Finance and interest income	2,381	2,282	2,115	1,981	1,923	1,825	1,842	2,068	2,055	1,777
Research and development expenses	1,425	1,452	1,477	1,434	1,226	1,052	977	943	817	726
Selling, administrative and general expenses	2,873	3,284	3,606	3,417	3,169	2,969	2,781	2,960	2,621	2,324
Interest expense	680	664	741	783	759	811	1,042	1,137	1,151	1,018
Income from continuing operations*	1,940	3,162	3,537	3,065	2,800	1,865	873	2,053	1,822	1,453
Net income*	1,940	3,162	3,537	3,065	2,800	1,865	873	2,053	1,822	1,694
Return on net sales	7.5%	9.6%	10.1%	9.1%	9.5%	7.9%	4.2%	8.0%	8.5%	8.5%
Return on beginning Deere & Company stockholders' equity	21.4%	30.8%	51.7%	45.1%	44.5%	38.7%	13.4%	28.7%	24.3%	24.7%
Comprehensive income (loss)*	994	2,072	5,416	2,171	2,502	2,079	(1,333)	1,303	2,201	1,795

Income per share from continuing operations – basic*	$5.81	$8.71	$9.18	$7.72	$6.71	$4.40	$2.07	$4.76	$4.05	$3.11
– diluted*	5.77	8.63	9.09	7.63	6.63	4.35	2.06	4.70	4.00	3.08
Net income per share – basic*	5.81	8.71	9.18	7.72	6.71	4.40	2.07	4.76	4.05	3.63
– diluted*	5.77	8.63	9.09	7.63	6.63	4.35	2.06	4.70	4.00	3.59
Dividends declared per share	2.40	2.22	1.99	1.79	1.52	1.16	1.12	1.06	.91	.78
Dividends paid per share	2.40	2.13	1.94	1.74	1.41	1.14	1.12	1.03	.85 1/2	.74
Average number of common shares outstanding (in millions) – basic	333.6	363.0	385.3	397.1	417.4	424.0	422.8	431.1	449.3	466.8
– dilu ted	336.0	366.1	389.2	401.5	422.4	428.6	424.4	436.3	455.0	471.6

Total assets	$57,948	$61,336	$59,521	$56,266	$48,207	$43,267	$41,133	$38,735	$38,576	$34,720
Trade accounts and notes receivable – net	3,051	3,278	3,758	3,799	3,295	3,464	2,617	3,235	3,055	3,038
Financing receivables – net	24,809	27,422	25,633	22,159	19,924	17,682	15,255	16,017	15,631	14,004
Financing receivables securitized – net	4,835	4,602	4,153	3,618	2,905	2,238	3,108	1,645	2,289	2,371
Equipment on operating leases – net	4,970	4,016	3,152	2,528	2,150	1,936	1,733	1,639	1,705	1,494
Inventories	3,817	4,210	4,935	5,170	4,371	3,063	2,397	3,042	2,337	1,957
Property and equipment – net	5,181	5,578	5,467	5,012	4,352	3,791	4,532	4,128	3,534	2,764
Short-term borrowings:
Equipment operations	465	434	1,080	425	528	85	490	218	130	282
Financial services	7,962	7,585	7,709	5,968	6,324	5,241	3,537	6,621	7,495	5,436

Total	8,427	8,019	8,789	6,393	6,852	5,326	4,027	6,839	7,625	5,718
Short-term securitization borrowings:
Financial services	4,590	4,559	4,109	3,575	2,777	2,209	3,132	1,682	2,344	2,403
Long-term borrowings:
Equipment operations	4,461	4,643	4,871	5,445	3,167	3,329	3,073	1,992	1,973	1,969
Financial services	19,372	19,738	16,707	17,008	13,793	13,486	14,319	11,907	9,825	9,615

Total	23,833	24,381	21,578	22,453	16,960	16,815	17,392	13,899	11,798	11,584
Total Deere & Company stockholders' equity	6,743	9,063	10,266	6,842	6,800	6,290	4,819	6,533	7,156	7,491

Book value per share*	$21.29	$26.23	$27.46	$17.64	$16.75	$14.90	$11.39	$15.47	$16.28	$16.48
Capital expenditures	$655	$1,004	$1,132	$1,360	$1,050	$795	$767	$1,117	$1,025	$774
Number of employees (at year end)	57,180	59,623	67,044	66,859	61,278	55,650	51,262	56,653	52,022	46,549

*
Attributable to Deere & Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

By:	/s/ Rajesh Kalathur
Rajesh Kalathur
Senior Vice President and Chief Financial Officer

Date: February 1, 2016

SCHEDULE II

DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended October 31, 2015, 2014 and 2013
(in thousands of dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at	Charged to					Balance
	beginning	costs and	Charged to other accounts		Deductions		at end
Description	of period	expenses	Description	Amount	Description	Amount	of period

YEAR ENDED OCTOBER 31, 2015
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$50,248	$5,270	Bad debt recoveries	$116	Trade receivable write-offs	$5,260	$34,891
					Other-primarily translation	15,483

Financial services:
Trade receivable allowances	5,298	1,172	Bad debt recoveries	230	Trade receivable write-offs	329	5,932
					Other-primarily translation	439
Financing receivable allowances	174,632	46,481	Bad debt recoveries	25,987	Financing receivable write-offs	66,807	157,621
					Other-primarily translation	22,672
Consolidated receivable allowances	$230,178	$52,923		$26,333		$110,990	$198,444

YEAR ENDED OCTOBER 31, 2014
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$62,845	$3,054	Bad debt recoveries	$92	Trade receivable write-offs	$10,744	$50,248
					Other-primarily translation	4,999

Financial services:
Trade receivable allowances	4,300	4,009	Bad debt recoveries	92	Trade receivable write-offs	2,863	5,298
					Other-primarily translation	240
Financing receivable allowances	173,000	31,179	Bad debt recoveries	25,968	Financing receivable write-offs	49,313	174,632
					Other-primarily translation	6,202
Consolidated receivable allowances	$240,145	$38,242		$26,152		$74,361	$230,178

YEAR ENDED OCTOBER 31, 2013
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$62,255	$10,546	Bad debt recoveries	$476	Trade receivable write-offs	$3,847	$62,845
					Other-primarily translation	6,585

Financial services:
Trade receivable allowances	4,037	(102)	Bad debt recoveries	203	Trade receivable write-offs	300	4,300
			Other-primarily translation	462
Financing receivable allowances	176,574	9,726	Bad debt recoveries	27,406	Financing receivable write-offs	35,258	173,000
					Other-primarily translation	5,448
Consolidated receivable allowances	$242,866	$20,170		$28,547		$51,438	$240,145

Index to Exhibits

23	Consent of Deloitte & Touche LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File