Form 10-Q
period 2016-01-31
DEERE & CO
filed 2016-02-25
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

Yes           No    X

At January 31, 2016, 315,325,774 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 42

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended January 31, 2016 and 2015
(In millions of dollars and shares except per share amounts) Unaudited
	2016	2015
Net Sales and Revenues
Net sales	$4,769.2	$5,605.1
Finance and interest income	599.0	593.6
Other income	156.3	184.4
Total	5,524.5	6,383.1

Costs and Expenses
Cost of sales	3,840.1	4,420.6
Research and development expenses	319.3	333.2
Selling, administrative and general expenses	592.9	659.0
Interest expense	173.2	180.1
Other operating expenses	247.8	222.6
Total	5,173.3	5,815.5

Income of Consolidated Group before Income Taxes	351.2	567.6
Provision for income taxes	95.5	170.5
Income of Consolidated Group	255.7	397.1
Equity in loss of unconsolidated affiliates	(1.9)	(10.2)
Net Income	253.8	386.9
Less: Net income (loss) attributable to noncontrolling interests	(.6)	.1
Net Income Attributable to Deere & Company	$254.4	$386.8

Per Share Data
Basic	$.80	$1.13
Diluted	$.80	$1.12

Average Shares Outstanding
Basic	316.4	343.1
Diluted	317.6	345.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended January 31, 2016 and 2015
(In millions of dollars) Unaudited
	2016	2015

Net Income	$253.8	$386.9

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	38.1	42.3
Cumulative translation adjustment	(158.0)	(510.4)
Unrealized loss on derivatives		(1.5)
Unrealized gain (loss) on investments	(10.8)	7.3
Other Comprehensive Income (Loss), Net of Income Taxes	(130.7)	(462.3)

Comprehensive Income (Loss) of Consolidated Group	123.1	(75.4)
Less: Comprehensive loss attributable to noncontrolling interests	(.6)	(.2)
Comprehensive Income (Loss) Attributable to Deere & Company	$123.7	$(75.2)

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	January 31	October 31	January 31
	2016	2015	2015
Assets
Cash and cash equivalents	$3,459.9	$4,162.2	$3,974.8
Marketable securities	476.3	437.4	493.8
Receivables from unconsolidated affiliates	22.9	33.3	27.4
Trade accounts and notes receivable - net	3,406.8	3,051.1	3,334.6
Financing receivables - net	23,630.4	24,809.0	25,805.9
Financing receivables securitized - net	4,003.2	4,834.6	3,893.3
Other receivables	1,094.0	991.2	921.1
Equipment on operating leases - net	5,074.4	4,970.4	3,834.6
Inventories	4,249.5	3,817.0	4,527.1
Property and equipment - net	5,039.2	5,181.5	5,347.5
Investments in unconsolidated affiliates	299.5	303.5	301.6
Goodwill	718.7	726.0	741.3
Other intangible assets - net	59.6	63.6	62.3
Retirement benefits	253.7	215.6	283.5
Deferred income taxes	2,516.6	2,767.3	2,584.1
Other assets	1,731.5	1,583.9	1,772.3
Assets held for sale			384.9
Total Assets	$56,036.2	$57,947.6	$58,290.1

Liabilities and Stockholders’ Equity
Short-term borrowings	$7,826.1	$8,426.6	$8,622.7
Short-term securitization borrowings	3,878.9	4,590.0	3,887.9
Payables to unconsolidated affiliates	79.6	80.6	119.2
Accounts payable and accrued expenses	6,196.4	7,311.5	6,421.9
Deferred income taxes	149.6	160.8	146.7
Long-term borrowings	24,533.2	23,832.8	24,106.7
Retirement benefits and other liabilities	6,768.6	6,787.7	6,469.4
Liabilities held for sale			266.8
Total liabilities	49,432.4	51,190.0	50,041.3

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at January 31, 2016 – 536,431,204)	3,843.1	3,825.6	3,714.0
Common stock in treasury	(15,601.9)	(15,497.6)	(13,408.2)
Retained earnings	23,209.1	23,144.8	22,185.2
Accumulated other comprehensive income (loss)	(4,860.1)	(4,729.4)	(4,245.0)
Total Deere & Company stockholders’ equity	6,590.2	6,743.4	8,246.0
Noncontrolling interests	13.6	14.2	2.8
Total stockholders’ equity	6,603.8	6,757.6	8,248.8
Total Liabilities and Stockholders’ Equity	$56,036.2	$57,947.6	$58,290.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 31, 2016 and 2015
(In millions of dollars) Unaudited
	2016	2015
Cash Flows from Operating Activities
Net income	$253.8	$386.9
Adjustments to reconcile net income to net cash used for operating activities:
Provision for credit losses	9.4	1.0
Provision for depreciation and amortization	374.2	342.9
Impairment charges	12.6
Share-based compensation expense	17.5	18.1
Undistributed earnings of unconsolidated affiliates	(.6)	10.1
Provision for deferred income taxes	240.4	176.1
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	44.9	349.1
Insurance receivables		256.5
Inventories	(565.3)	(603.9)
Accounts payable and accrued expenses	(869.5)	(1,442.5)
Accrued income taxes payable/receivable	(241.5)	(185.5)
Retirement benefits	22.8	84.4
Other	(76.3)	96.7
Net cash used for operating activities	(777.6)	(510.1)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	4,633.4	4,694.6
Proceeds from maturities and sales of marketable securities	18.7	673.4
Proceeds from sales of equipment on operating leases	290.8	242.1
Cost of receivables acquired (excluding receivables related to sales)	(3,316.6)	(3,674.8)
Purchases of marketable securities	(71.7)	(19.3)
Purchases of property and equipment	(140.0)	(184.0)
Cost of equipment on operating leases acquired	(570.4)	(299.7)
Other	7.4	(47.2)
Net cash provided by investing activities	851.6	1,385.1

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(1,074.9)	209.8
Proceeds from long-term borrowings	1,832.0	1,227.8
Payments of long-term borrowings	(1,181.3)	(1,234.3)
Proceeds from issuance of common stock	2.7	44.7
Repurchases of common stock	(107.8)	(604.7)
Dividends paid	(193.1)	(209.9)
Excess tax benefits from share-based compensation	1.0	6.3
Other	(21.5)	(22.2)
Net cash used for financing activities	(742.9)	(582.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(33.4)	(104.7)

Net Increase (Decrease) in Cash and Cash Equivalents	(702.3)	187.8
Cash and Cash Equivalents at Beginning of Period	4,162.2	3,787.0
Cash and Cash Equivalents at End of Period	$3,459.9	$3,974.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three Months Ended January 31, 2015 and 2016
(In millions of dollars) Unaudited
		Deere & Company Stockholders
					Accumulated
	Total				Other	Non-
	Stockholders’	Common	Treasury	Retained	Comprehensive	controlling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests

Balance October 31, 2014	$9,065.5	$3,675.4	$(12,834.2)	$22,004.4	$(3,783.0)	$2.9
Net income	386.9			386.8		.1
Other comprehensive loss	(462.3)				(462.0)	(.3)
Repurchases of common stock	(604.7)		(604.7)
Treasury shares reissued	30.7		30.7
Dividends declared	(205.9)			(205.9)
Stock options and other	38.6	38.6		(.1)		.1
Balance January 31, 2015	$8,248.8	$3,714.0	$(13,408.2)	$22,185.2	$(4,245.0)	$2.8

Balance October 31, 2015	$6,757.6	$3,825.6	$(15,497.6)	$23,144.8	$(4,729.4)	$14.2
Net income	253.8			254.4		(.6)
Other comprehensive loss	(130.7)				(130.7)
Repurchases of common stock	(107.8)		(107.8)
Treasury shares reissued	3.5		3.5
Dividends declared	(190.1)			(190.1)
Stock options and other	17.5	17.5
Balance January 31, 2016	$6,603.8	$3,843.1	$(15,601.9)	$23,209.1	$(4,860.1)	$13.6

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period.  The first quarter ends for fiscal year 2016 and 2015 were January 31, 2016 and February 1, 2015, respectively.  Both periods contained 13 weeks.  For ease of presentation, the consolidated financial statements and notes continue to be dated January 31.

(2)  The interim consolidated financial statements of Deere & Company and consolidated subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations.  All adjustments, consisting of normal recurring adjustments, have been included.  Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented.  It is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K.  Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows.  The Company transferred inventory to equipment on operating leases of approximately $115 million and $96 million in the first three months of 2016 and 2015, respectively.  The Company also had accounts payable related to purchases of property and equipment of approximately $25 million and $43 million at January 31, 2016 and 2015, respectively.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC 825-10, Financial Instruments - Overall.  This ASU changes the treatment for available for sale equity investments by recognizing unrealized fair value changes directly in net income, and no longer in other comprehensive income.  In addition, the impairment assessment of equity securities without readily determinable fair values is simplified by allowing a qualitative assessment.  The ASU eliminates the disclosure requirement of methods and assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet.  Additional disclosure of financial assets and financial liabilities by measurement category and form is also required.  The effective date will be the first quarter of fiscal year 2019.  Early adoption of the provisions affecting the Company is not permitted.  The amendment will be adopted with a cumulative-effect adjustment to the balance sheet in the year of adoption.  The Company has not determined the potential effects on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases.  This ASU is based on the principle that entities should recognize assets and liabilities arising from leases.  The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard.  Leases are classified as finance or operating.  The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements.  Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less.  Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard.  In addition, the ASU expands the disclosure requirements of lease arrangements.  Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients.  The effective date will be the first quarter of fiscal year 2020 with early adoption permitted.  The Company has not determined the potential effects on the consolidated financial statements.

(4)  The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Investments	Income (Loss)
Balance October 31, 2015	$(3,501)	$(1,238)	$(2)	$12	$(4,729)
Other comprehensive income (loss) items before reclassification	(2)	(158)	(1)	(10)	(171)
Amounts reclassified from accumulated other comprehensive income	40		1	(1)	40
Net current period other comprehensive income (loss)	38	(158)		(11)	(131)
Balance January 31, 2016	$(3,463)	$(1,396)	$(2)	$1	$(4,860)

Balance October 31, 2014	$(3,493)	$(303)		$13	$(3,783)
Other comprehensive income (loss) items before reclassification		(510)	$(3)	9	(504)
Amounts reclassified from accumulated other comprehensive income	42		2	(2)	42
Net current period other comprehensive income (loss)	42	(510)	(1)	7	(462)
Balance January 31, 2015	$(3,451)	$(813)	$(1)	$20	$(4,245)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 31, 2016	Amount	Credit	Amount
Cumulative translation adjustment	$(158)		$(158)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1)		(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3	$(1)	2
Foreign exchange contracts – Other operating expense	(2)	1	(1)
Net unrealized gain (loss) on derivatives
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(10)		(10)
Reclassification of realized (gain) loss – Other income	(1)		(1)
Net unrealized gain (loss) on investments	(11)		(11)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(3)	1	(2)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	52	(19)	33
Prior service (credit) cost	4	(2)	2
Settlements/curtailments	7	(2)	5
Health care and life insurance
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	19	(7)	12
Prior service (credit) cost	(19)	7	(12)
Net unrealized gain (loss) on retirement benefits adjustments	60	(22)	38
Total other comprehensive income (loss)	$(109)	$(22)	$(131)

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 31, 2015	Amount	Credit	Amount
Cumulative translation adjustment	$(508)	$(2)	$(510)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(4)	1	(3)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3		3
Foreign exchange contracts – Other operating expense	(1)		(1)
Net unrealized gain (loss) on derivatives	(2)	1	(1)
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	13	(4)	9
Reclassification of realized (gain) loss – Other income	(2)		(2)
Net unrealized gain (loss) on investments	11	(4)	7
Retirement benefits adjustment:
Pensions
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	55	(20)	35
Prior service (credit) cost	6	(2)	4
Settlements/curtailments	1		1
Health care and life insurance
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	23	(9)	14
Prior service (credit) cost	(19)	7	(12)
Net unrealized gain (loss) on retirement benefits adjustments	66	(24)	42
Total other comprehensive income (loss)	$(433)	$(29)	$(462)

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs.  See Note 7 for additional detail.

In the first quarter of 2016 and 2015, the noncontrolling interests’ comprehensive income (loss) was $(.6) million and $(.2) million, respectively, which consisted of net income (loss) of $(.6) million and $.1 million and cumulative translation adjustments of none and $(.3) million, respectively.

(5)  Dividends declared and paid on a per share basis were as follows:

	Three Months Ended
	January 31
	2016	2015
Dividends declared	$.60	$.60
Dividends paid	$.60	$.60

(6)  A  reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended
	January 31
	2016	2015
Net income attributable to Deere & Company	$254.4	$386.8
Less income allocable to participating securities	.1	.1
Income allocable to common stock	$254.3	$386.7
Average shares outstanding	316.4	343.1
Basic per share	$.80	$1.13

Average shares outstanding	316.4	343.1
Effect of dilutive share-based compensation	1.2	2.6
Total potential shares outstanding	317.6	345.7
Diluted per share	$.80	$1.12

During the first quarter of 2016 and 2015, 13.5 million shares and 3.0 million shares, respectively, were excluded from the computation because the incremental shares under the treasury stock method would have been antidilutive.

(7)  The Company has several defined benefit pension plans and defined postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended
	January 31
	2016	2015
Service cost	$64	$73
Interest cost	98	119
Expected return on plan assets	(193)	(193)
Amortization of actuarial loss	52	55
Amortization of prior service cost	4	6
Settlements/curtailments	7	1
Net cost	$32	$61

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended
	January 31
	2016	2015
Service cost	$9	$11
Interest cost	51	65
Expected return on plan assets	(9)	(14)
Amortization of actuarial loss	19	23
Amortization of prior service credit	(19)	(19)
Net cost	$51	$66

During the first quarter of 2016, the Company contributed approximately $31 million to its pension plans and $13 million to its other postretirement benefit plans.  The Company presently anticipates contributing an additional $46 million to its pension plans and $12 million to its other postretirement benefit plans during the remainder of fiscal year 2016.  These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

Beginning in 2016, the Company changed the method used to estimate the service and interest cost components of the net periodic pension and other postretirement benefit costs.  The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows.  Previously, those costs were determined using a single weighted-average discount rate.  The change does not affect the measurement of the total benefit obligations as the change in service and interest costs offsets in the actuarial gains and losses recorded in other comprehensive income.  The new method provides a more precise measure of interest and service costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates.  The Company accounted for this change as a change in estimate prospectively beginning in the first quarter of 2016.  The discount rates used to measure the 2016 service costs are 4.3 percent and 5.0 percent for pension and OPEB, respectively.  The discount rates used to measure the 2016 interest costs are 3.4 percent and 3.5 percent for pension and OPEB, respectively.  The previous method would have used a discount rate for both service and interest costs of 4.1 percent for pension and 4.3 percent for OPEB.  The decrease in the fiscal year 2016 service and interest costs is approximately $175 million compared to the previous method.

(8)  The Company’s unrecognized tax benefits at January 31, 2016 were $214 million, compared to $229 million at October 31, 2015.  The liability at January 31, 2016 consisted of approximately $71 million, which would affect the effective tax rate if it was recognized.  The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing.  The changes in the unrecognized tax benefits for the first three months of 2016 were not significant.  The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(9)  Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended January 31
			%
	2016	2015	Change
Net sales and revenues:
Agriculture and turf	$3,600	$4,081	-12
Construction and forestry	1,169	1,524	-23
Total net sales	4,769	5,605	-15
Financial services	636	648	-2
Other revenues	120	130	-8
Total net sales and revenues	$5,525	$6,383	-13
Operating profit: *
Agriculture and turf	$144	$268	-46
Construction and forestry	70	146	-52
Financial services	194	233	-17
Total operating profit	408	647	-37
Reconciling items **	(58)	(89)	-35
Income taxes	(96)	(171)	-44
Net income attributable to Deere & Company	$254	$387	-34

Intersegment sales and revenues:
Agriculture and turf net sales	$7	$13	-46
Construction and forestry net sales
Financial services	47	50	-6

Equipment operations outside the U.S. and Canada:
Net sales	$1,708	$1,873	-9
Operating profit	21	77	-73

	January 31	October 31
	2016	2015
Identifiable assets:
Agriculture and turf	$8,708	$8,332	+5
Construction and forestry	3,143	3,295	-5
Financial services	39,410	40,909	-4
Corporate	4,775	5,412	-12
Total assets	$56,036	$57,948	-3

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	January 31, 2016
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$143	$67	$70	$280
Construction and forestry	70	31	28	129
Other:
Agriculture and turf	35	17	4	56
Construction and forestry	9	6	3	18
Total	$257	$121	$105	$483

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$280	$115	$17,549	$17,944
Construction and forestry	129	21	2,543	2,693
Other:
Agriculture and turf	56	12	6,171	6,239
Construction and forestry	18	6	889	913
Total	$483	$154	$27,152	27,789
Less allowance for credit losses				155
Total financing receivables - net				$27,634

	October 31, 2015
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$112	$54	$47	$213
Construction and forestry	64	29	12	105
Other:
Agriculture and turf	26	12	4	42
Construction and forestry	13	5	3	21
Total	$215	$100	$66	$381

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$213	$98	$18,574	$18,885
Construction and forestry	105	21	2,556	2,682
Other:
Agriculture and turf	42	13	7,175	7,230
Construction and forestry	21	10	973	1,004
Total	$381	$142	$29,278	29,801
Less allowance for credit losses				157
Total financing receivables - net				$29,644

	January 31, 2015
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$122	$41	$40	$203
Construction and forestry	59	25	11	95
Other:
Agriculture and turf	32	10	3	45
Construction and forestry	16	6	3	25
Total	$229	$82	$57	$368

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$203	$102	$19,027	$19,332
Construction and forestry	95	12	2,529	2,636
Other:
Agriculture and turf	45	17	6,791	6,853
Construction and forestry	25	5	1,016	1,046
Total	$368	$136	$29,363	29,867
Less allowance for credit losses				168
Total financing receivables - net				$29,699

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended January 31, 2016
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$95	$40	$22	$157
Provision	5	2		7
Write-offs	(7)	(7)		(14)
Recoveries	2	5		7
Translation adjustments	(2)			(2)
End of period balance *	$93	$40	$22	$155

Financing receivables:
End of period balance	$20,637	$2,151	$5,001	$27,789
Balance individually evaluated **	$55	$3	$7	$65

	Three Months Ended January 31, 2015
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$109	$41	$25	$175
Provision	1			1
Write-offs	(3)	(4)		(7)
Recoveries	2	4		6
Translation adjustments	(5)		(2)	(7)
End of period balance *	$104	$41	$23	$168

Financing receivables:
End of period balance	$21,968	$1,882	$6,017	$29,867
Balance individually evaluated **	$23	$1	$1	$25

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
January 31, 2016*
Receivables with specific allowance **	$13	$12	$2	$13
Receivables without a specific allowance ***	15	14		14
Total	$28	$26	$2	$27
Agriculture and turf	$18	$16	$2	$18
Construction and forestry	$10	$10		$9

October 31, 2015*
Receivables with specific allowance **	$14	$13	$2	$13
Receivables without a specific allowance ***	14	14		20
Total	$28	$27	$2	$33
Agriculture and turf	$19	$18	$2	$20
Construction and forestry	$9	$9		$13

January 31, 2015*
Receivables with specific allowance **	$6	$6	$2	$7
Receivables without a specific allowance **	6	5		6
Total	$12	$11	$2	$13
Agriculture and turf	$10	$10	$2	$11
Construction and forestry	$2	$1		$2

*   Finance income recognized was not material.

**  Primarily retail notes.

***   Primarily retail notes and wholesale receivables.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties.  These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest.  During the first quarter of 2016, the Company identified 18 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $.3 million pre-modification and $.3 million post-modification.  During the first quarter of 2015, there were nine financing receivable contracts, primarily retail notes, identified as troubled debt restructurings with aggregate balances of $.1 million pre-modification and $.1 million post-modification.  During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off.  At January 31, 2016, the Company had no significant commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs.  The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,464 million, $3,006 million and $2,563 million at January 31, 2016, October 31, 2015 and January 31, 2015, respectively.  The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,321 million, $2,743 million and $2,500 million at January 31, 2016, October 31, 2015 and January 31, 2015, respectively.  In the fourth quarter of 2015, as part of a receivable transfer, the company retained $228 million of securitization borrowings, with a balance of $113 million and $189 million at January 31, 2016 and October 31, 2015, respectively.  This amount is not shown as a liability above as the borrowing is not outstanding to a third party.    The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity.  The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $213 million, $249 million and $184 million at January 31, 2016, October 31, 2015 and January 31, 2015, respectively.  The liabilities (short-term securitization borrowings and accrued interest) were $205 million, $238 million and $179 million at January 31, 2016, October 31, 2015 and January 31, 2015, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated.  The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance.  These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper.  The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,405 million, $1,689 million and $1,246 million at January 31, 2016, October 31, 2015 and January 31, 2015, respectively.  The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,355 million, $1,611 million and $1,211 million at January 31, 2016, October 31, 2015 and January 31, 2015, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

January 31, 2016
Carrying value of liabilities	$1,355
Maximum exposure to loss	1,405

The total assets of unconsolidated VIEs related to securitizations were approximately $58 billion at January 31, 2016.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	January 31	October 31	January 31
	2016	2015	2015
Financing receivables securitized (retail notes)	$4,015	$4,848	$3,905
Allowance for credit losses	(12)	(13)	(12)
Other assets	79	109	100
Total restricted securitized assets	$4,082	$4,944	$3,993

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	January 31	October 31	January 31
	2016	2015	2015
Short-term securitization borrowings	$3,879	$4,590	$3,888
Accrued interest on borrowings	2	2	2
Total liabilities related to restricted securitized assets	$3,881	$4,592	$3,890

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated.  Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets.  Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors.  At January 31, 2016, the maximum remaining term of all restricted securitized retail notes was approximately five years.

(12)  Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method.  If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 31	October 31	January 31
	2016	2015	2015
Raw materials and supplies	$1,638	$1,559	$1,723
Work-in-process	538	450	697
Finished goods and parts	3,480	3,234	3,622
Total FIFO value	5,656	5,243	6,042
Less adjustment to LIFO value	1,406	1,426	1,515
Inventories	$4,250	$3,817	$4,527

(13)  The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Goodwill at October 31, 2014	$235	$556	$791
Translation adjustments	(8)	(42)	(50)
Goodwill at January 31, 2015	$227	$514	$741

Goodwill at October 31, 2015	$227	$499	$726
Translation adjustments	(3)	(4)	(7)
Goodwill at January 31, 2016	$224	$495	$719

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	January 31	October 31	January 31
	(Years)	2016	2015	2015
Amortized intangible assets:
Customer lists and relationships	14	$22	$23	$20
Technology, patents, trademarks and other	16	96	96	90
Total at cost		118	119	110
Less accumulated amortization **		58	55	48
Other intangible assets-net		$60	$64	$62

*  Weighted-averages

** Accumulated amortization at January 31, 2016, October 31, 2015 and January 31, 2015 for customer lists and relationships totaled $10 million for each period and technology, patents, trademarks and other totaled $48 million, $45 million and $38 million, respectively.

The amortization of other intangible assets in the first quarter of 2016 and 2015 was $3 million and $3 million, respectively.  The estimated amortization expense for the next five years is as follows in millions of dollars:  remainder of 2016 - $7, 2017 - $12, 2018 - $12, 2019 - $8 and 2020 - $5.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period.  These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $450 million and $422 million at January 31, 2016 and 2015, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended
	January 31
	2016	2015
Beginning of period balance	$1,261	$1,234
Payments	(196)	(178)
Amortization of premiums received	(47)	(41)
Accruals for warranties	182	181
Premiums received	44	45
Foreign exchange	(5)	(24)
End of period balance	$1,239	$1,217

At January 31, 2016, the Company had approximately $153 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment.  The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables.  At January 31, 2016, the Company had accrued losses of approximately $4 million under these agreements.  The maximum remaining term of the receivables guaranteed at January 31, 2016 was approximately five years.

At January 31, 2016, the Company had commitments of approximately $173 million for the construction and acquisition of property and equipment.  Also, at January 31, 2016, the Company had restricted assets of $92 million, primarily as collateral for borrowings and restricted other assets.  See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $30 million at January 31, 2016, for which it believes the probability for payment is substantially remote.  The accrued liability for these contingencies was not material at January 31, 2016.

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

(15)  The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	January 31, 2016		October 31, 2015		January 31, 2015
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables - net	$23,630	$23,519	$24,809	$24,719	$25,806	$25,733
Financing receivables securitized - net	4,003	3,986	4,835	4,820	3,893	3,868
Short-term securitization borrowings	3,879	3,882	4,590	4,590	3,888	3,891

Long-term borrowings due within one year:
Equipment operations	$96	$89	$86	$78	$216	$207
Financial services	4,977	4,981	5,167	5,167	4,660	4,669
Total	$5,073	$5,070	$5,253	$5,245	$4,876	$4,876

Long-term borrowings:
Equipment operations	$4,519	$4,889	$4,461	$4,835	$4,622	$5,344
Financial services	20,014	19,979	19,372	19,348	19,485	19,687
Total	$24,533	$24,868	$23,833	$24,183	$24,107	$25,031

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	January 31	October 31	January 31
	2016*	2015*	2015*
Marketable securities
Equity fund	$44	$43	$45
U.S. government debt securities	87	82	179
Municipal debt securities	33	31	29
Corporate debt securities	119	124	134
International debt securities	76	47
Mortgage-backed securities **	117	110	107
Total marketable securities	476	437	494
Other assets
Derivatives:
Interest rate contracts	437	353	478
Foreign exchange contracts	92	50	125
Cross-currency interest rate contracts	29	25	22
Total assets ***	$1,034	$865	$1,119
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$62	$60	$80
Foreign exchange contracts	24	18	49
Total liabilities	$86	$78	$129

*  Measurements above were Level 2 measurements except for Level 1 measurements of the equity fund of $44 million, $43 million and $45 million at January 31, 2016, October 31, 2015 and January 31, 2015, respectively; and the U.S. government debt securities of $43 million, $37 million and $129 million at January 31, 2016, October 31, 2015 and January 31, 2015, respectively.  In addition, $44 million and $29 million of the international debt securities were Level 3 measurements at January 31, 2016 and October 31, 2015.  There were no transfers between Level 1 and Level 2 during the first three months of 2016 or 2015.

** Primarily issued by U.S. government sponsored enterprises.

***  Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value.  The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at January 31, 2016 in millions of dollars are shown below.  Actual maturities may differ from those scheduled as a result of prepayments by the issuers.  Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$50	$48
Due after one through five years	127	121
Due after five through 10 years	100	103
Due after 10 years	40	43
Mortgage-backed securities	114	117
Debt securities	$431	$432

Fair value, recurring, Level 3 measurements from available for sale marketable securities in millions of dollars follow:

Three Months Ended
January 31
2016
Beginning of period balance	$29
Purchases	25
Principal Payments	(2)
Change in unrealized gain (loss)	(8)
End of period balance	$44

Fair value,  nonrecurring, Level 3 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended
	January 31	October 31	January 31	January 31
	2016	2015	2015	2016	2015
Equipment on operating leases – net	$469	$479		$4
Property and equipment – net		$33
Other assets	$126	$112		$9

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

Property and Equipment-Net – The impairments were measured at the lower of the carrying amount, or fair value.  The valuations were based on an income approach using probability weighted cash flows of potential outcomes of the ongoing strategic option review.  The inputs included estimates of the cash flow related to each of the alternatives being considered and management’s estimate of the likelihood of each alternative.

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings.  The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 31, 2016,  October 31, 2015 and January 31, 2015 were $2,650 million, $2,800 million and $2,550 million, respectively.  The notional amounts of cross-currency interest rate contracts at January 31, 2016,  October 31, 2015 and January 31, 2015 were $60 million, $60 million and $70 million, respectively.  The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings.  These amounts offset the effects of interest rate or foreign currency changes on the related borrowings.  Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented.  The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at January 31, 2016 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $3 million after-tax.  These contracts mature in up to 32 months.  There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings.  The total notional amounts of these receive-fixed/pay-variable interest rate contracts at January 31, 2016, October 31, 2015 and January 31, 2015 were $8,833 million, $8,618 million and $8,408 million, respectively.  The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings).  Any ineffective portions of the gains or losses were recognized currently in interest expense.  The ineffective portions were none and a gain of $3 million during the first three months of 2016 and 2015, respectively.  The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	Three Months Ended
	January 31
	2016	2015
Interest rate contracts *	$75	$176
Borrowings **	(75)	(173)

* Includes changes in fair values of interest rate contracts excluding net accrued interest income of $39 million and $45 million during the first three months of 2016 and 2015, respectively.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $67 million and $70 million during the first three months of 2016 and 2015, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges.  These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory.  The total notional amounts of these interest rate swaps at January 31, 2016, October 31, 2015 and January 31, 2015 were $6,060 million, $6,333 million and $6,252 million, the foreign exchange contracts were $3,791 million, $3,160 million and $3,939 million and the cross-currency interest rate contracts were $73 million, $76 million and $97 million, respectively.  At January 31, 2016, October 31, 2015 and January 31, 2015, there were also $904 million, $1,069 million and $1,502 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes.  The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged.  The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	January 31	October 31	January 31
Other Assets	2016	2015	2015
Designated as hedging instruments:
Interest rate contracts	$382	$299	$410
Cross-currency interest rate contracts	15	14	12
Total designated	397	313	422

Not designated as hedging instruments:
Interest rate contracts	55	54	68
Foreign exchange contracts	92	50	125
Cross-currency interest rate contracts	14	11	10
Total not designated	161	115	203

Total derivatives	$558	$428	$625

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$7	$8	$7
Total designated	7	8	7

Not designated as hedging instruments:
Interest rate contracts	55	52	73
Foreign exchange contracts	24	18	49
Total not designated	79	70	122

Total derivatives	$86	$78	$129

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended
	OCI	January 31
	Classification	2016	2015
Fair Value Hedges:
Interest rate contracts	Interest	$114	$221

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(3)	(5)
Foreign exchange contracts	OCI (pretax) *	2	1

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(3)	(3)
Foreign exchange contracts	Other operating *	2	1

Recognized Directly in Income
(Ineffective Portion)		**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$(2)	$(13)
Foreign exchange contracts	Cost of sales	33	45
Foreign exchange contracts	Other operating *	125	234
Total not designated		$156	$266

* Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

** The amount is not significant.

Counterparty Risk and Collateral

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings.  The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at January 31, 2016, October 31, 2015 and January 31, 2015, was $40 million, $41 million and $53 million, respectively.  The Company, due to its credit rating and amounts of net liability position, has not posted any collateral.  If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to this liability position, prior to considering applicable netting provisions.

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

Derivatives are recorded without offsetting for netting arrangements or collateral.  The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid follows:

	Gross Amounts	Netting	Collateral
January 31, 2016	Recognized	Arrangements	Received	Net Amount
Assets	$558	$(72)	$(24)	$462
Liabilities	86	(72)		14

	Gross Amounts	Netting	Collateral
October 31, 2015	Recognized	Arrangements	Received	Net Amount
Assets	$428	$(62)		$366
Liabilities	78	(62)		16

	Gross Amounts	Netting	Collateral
January 31, 2015	Recognized	Arrangements	Received	Net Amount
Assets	$625	$(82)	$(1)	$542
Liabilities	129	(82)		47

(17)  In December 2015, the Company granted stock options to employees for the purchase of 3.5 million shares of common stock at an exercise price of $79.24 per share and a binomial lattice model fair value of $16.88 per share at the grant date.  At January 31, 2016, options for 18.2 million shares were outstanding with a weighted-average exercise price of $77.88 per share.  The Company also granted 233 thousand restricted stock units to employees and non-employee directors in the first three months of 2016, of which 91 thousand are subject to service based only conditions, 71 thousand are subject to performance/service based conditions and 71 thousand are subject to market/service based conditions.  The fair value of the service based only units at the grant date was $79.24 per unit based on the market price of a share of underlying common stock.  The fair value of the performance/service based units at the grant date was $72.93 per unit based on the market price of a share of underlying common stock excluding dividends.  The fair value of the market/service based units at the grant date was $103.66 per unit based on a lattice valuation model excluding dividends.  At January 31, 2016, the Company was authorized to grant an additional 13.1 million shares related to stock option and restricted stock awards.

(18)  In February 2016, the Company acquired Monosem for a cost of approximately $166 million, including cash acquired.  Monosem, with four locations in France and two in the U.S., is the European market leader in precision planters.  Monosem will be part of the Company’s agriculture and turf segment.

(19)  In December 2014, the Company entered into an agreement to sell all the stock of its wholly-owned subsidiaries, John Deere Insurance Company and John Deere Risk Protection, Inc. (collectively the Crop Insurance operations) to Farmers Mutual Hail Insurance Company of Iowa.  These operations were reflected as assets and liabilities held for sale at January 31, 2015 and were included in the Company’s financial services segment.  The Company closed the sale in March 2015.

The carrying amounts of the major classes of assets and liabilities of the Crop Insurance operations that were classified as held for sale on the consolidated balance sheet in millions of dollars follow:

January 31
2015
Cash and cash equivalents	$13
Marketable securities	79
Other receivables	265
Other intangible assets - net	4
Deferred income taxes	4
Other assets	20
Total assets held for sale	$385

Account payable and accrued expenses, and Total liabilities held for sale	$267

(20) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended January 31, 2016 and 2015
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2016	2015	2016	2015
Net Sales and Revenues
Net sales	$4,769.2	$5,605.1
Finance and interest income	17.8	20.5	$635.0	$633.0
Other income	140.2	160.0	48.1	64.9
Total	4,927.2	5,785.6	683.1	697.9

Costs and Expenses
Cost of sales	3,840.6	4,421.1
Research and development expenses	319.3	333.2
Selling, administrative and general expenses	481.0	540.2	114.0	121.2
Interest expense	62.1	71.0	120.0	122.9
Interest compensation to Financial Services	44.8	46.0
Other operating expenses	21.2	39.1	256.1	221.2
Total	4,769.0	5,450.6	490.1	465.3

Income of Consolidated Group before Income Taxes	158.2	335.0	193.0	232.6
Provision for income taxes	31.1	94.3	64.4	76.2
Income of Consolidated Group	127.1	240.7	128.6	156.4

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	129.4	156.8	.8	.4
Other	(2.7)	(10.6)
Total	126.7	146.2	.8	.4
Net Income	253.8	386.9	129.4	156.8
Less: Net income (loss) attributable to noncontrolling interests	(.6)	.1
Net Income Attributable to Deere & Company	$254.4	$386.8	$129.4	$156.8

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	January 31	October 31	January 31	January 31	October 31	January 31
	2016	2015	2015	2016	2015	2015
Assets
Cash and cash equivalents	$2,308.2	$2,900.0	$2,844.4	$1,151.7	$1,262.2	$1,130.4
Marketable securities	76.3	47.7	100.0	400.0	389.7	393.8
Receivables from unconsolidated subsidiaries and affiliates	1,417.9	2,428.7	2,592.9
Trade accounts and notes receivable - net	417.6	485.2	547.5	4,032.8	3,553.1	3,847.2
Financing receivables - net	.9	.9	8.7	23,629.5	24,808.1	25,797.2
Financing receivables securitized - net				4,003.2	4,834.6	3,893.3
Other receivables	1,005.8	849.5	863.9	105.0	152.9	82.6
Equipment on operating leases - net				5,074.4	4,970.4	3,834.6
Inventories	4,249.5	3,817.0	4,527.1
Property and equipment - net	4,985.3	5,126.2	5,293.4	53.9	55.3	54.1
Investments in unconsolidated subsidiaries and affiliates	4,621.2	4,817.6	4,997.0	11.3	10.5	10.2
Goodwill	718.7	726.0	741.3
Other intangible assets - net	59.6	63.6	62.3
Retirement benefits	249.3	211.9	283.8	24.0	25.0	30.9
Deferred income taxes	3,018.5	3,092.0	2,923.2	67.4	67.9	68.7
Other assets	877.5	807.3	926.8	856.8	779.1	847.7
Assets held for sale						384.9
Total Assets	$24,006.3	$25,373.6	$26,712.3	$39,410.0	$40,908.8	$40,375.6

Liabilities and Stockholders’ Equity
Short-term borrowings	$249.0	$464.3	$1,079.2	$7,577.1	$7,962.3	$7,543.5
Short-term securitization borrowings				3,878.9	4,590.0	3,887.9
Payables to unconsolidated subsidiaries and affiliates	79.6	80.6	119.2	1,395.0	2,395.4	2,565.6
Accounts payable and accrued expenses	5,775.9	6,801.2	6,146.2	1,483.7	1,511.2	1,363.2
Deferred income taxes	78.2	86.8	79.7	640.7	466.6	474.9
Long-term borrowings	4,518.7	4,460.6	4,622.0	20,014.5	19,372.2	19,484.7
Retirement benefits and other liabilities	6,701.1	6,722.5	6,417.2	87.1	86.4	83.4
Liabilities held for sale						266.8
Total liabilities	17,402.5	18,616.0	18,463.5	35,077.0	36,384.1	35,670.0

Commitments and contingencies (Note 14)

Common stock, $1 par value (issued shares at January 31, 2016 – 536,431,204)	3,843.1	3,825.6	3,714.0	2,064.7	2,050.8	2,030.8
Common stock in treasury	(15,601.9)	(15,497.6)	(13,408.2)
Retained earnings	23,209.1	23,144.8	22,185.2	2,617.1	2,764.8	2,816.8
Accumulated other comprehensive income (loss)	(4,860.1)	(4,729.4)	(4,245.0)	(348.8)	(290.9)	(142.0)
Total Deere & Company stockholders' equity	6,590.2	6,743.4	8,246.0	4,333.0	4,524.7	4,705.6
Noncontrolling interests	13.6	14.2	2.8
Total stockholders’ equity	6,603.8	6,757.6	8,248.8	4,333.0	4,524.7	4,705.6
Total Liabilities and Stockholders’ Equity	$24,006.3	$25,373.6	$26,712.3	$39,410.0	$40,908.8	$40,375.6

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes.  Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Three Months Ended January 31, 2016 and 2015
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2016	2015	2016	2015
Cash Flows from Operating Activities
Net income	$253.8	$386.9	$129.4	$156.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	2.0	(.4)	7.4	1.4
Provision for depreciation and amortization	203.7	209.8	194.2	161.2
Impairment charges			12.6
Undistributed earnings of unconsolidated subsidiaries and affiliates	147.9	5.3	(.8)	(.4)
Provision for deferred income taxes	65.6	55.8	174.8	120.3
Changes in assets and liabilities:
Trade receivables	41.6	109.2
Insurance receivables				256.5
Inventories	(450.1)	(508.1)
Accounts payable and accrued expenses	(834.3)	(1,082.2)	21.2	(282.9)
Accrued income taxes payable/receivable	(231.6)	(182.7)	(9.9)	(2.8)
Retirement benefits	20.8	80.8	2.0	3.6
Other	(46.8)	108.5	4.7	11.8
Net cash provided by (used for) operating activities	(827.4)	(817.1)	535.6	425.5

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			4,925.3	5,038.2
Proceeds from maturities and sales of marketable securities	2.4	600.0	16.3	73.4
Proceeds from sales of equipment on operating leases			290.8	242.1
Cost of receivables acquired (excluding trade and wholesale)			(3,496.0)	(3,936.7)
Purchases of marketable securities	(46.0)		(25.7)	(19.3)
Purchases of property and equipment	(139.5)	(183.6)	(.5)	(.4)
Cost of equipment on operating leases acquired			(726.1)	(429.2)
Decrease (increase) in trade and wholesale receivables			(163.1)	80.9
Other	(40.2)	(23.1)	31.3	(31.8)
Net cash provided by (used for) investing activities	(223.3)	393.3	852.3	1,017.2

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(216.3)	707.2	(858.6)	(497.4)
Change in intercompany receivables/payables	935.2	873.6	(935.2)	(873.6)
Proceeds from long-term borrowings	79.5	1.5	1,752.5	1,226.3
Payments of long-term borrowings	(.1)	(16.2)	(1,181.2)	(1,218.1)
Proceeds from issuance of common stock	2.7	44.7
Repurchases of common stock	(107.8)	(604.7)
Dividends paid	(193.1)	(209.9)	(277.1)	(151.6)
Excess tax benefits from share-based compensation	1.0	6.3
Other	(13.7)	(16.6)	6.1	2.1
Net cash provided by (used for) financing activities	487.4	785.9	(1,493.5)	(1,512.3)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(28.5)	(86.9)	(4.9)	(17.8)

Net Increase (Decrease) in Cash and Cash Equivalents	(591.8)	275.2	(110.5)	(87.4)
Cash and Cash Equivalents at Beginning of Period	2,900.0	2,569.2	1,262.2	1,217.8
Cash and Cash Equivalents at End of Period	$2,308.2	$2,844.4	$1,151.7	$1,130.4

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

Trends and Economic Conditions

Industry sales of agricultural equipment in the U.S. and Canada are forecast to be down 15 to 20 percent for 2016.  Industry sales in the European Union (EU) 28 nations are forecast to be about the same to down 5 percent.  In South America, industry sales of tractors and combines are projected to be down 10 to 15 percent.  Asian sales are projected to be about the same to down slightly.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to up 5 percent in 2016.  The Company’s agriculture and turf segment sales decreased 12 percent for the first quarter and are forecast to decrease by about 10 percent for fiscal year 2016.  Construction equipment markets reflect the impact of weak conditions in the North American energy sector as well as lower sales outside the U.S. and Canada.  In forestry, global sales are expected to be down 5 to 10 percent from last year’s strong levels.  The Company’s construction and forestry segment sales decreased 23 percent in the first quarter and are forecast to be down about 11 percent for fiscal year 2016.  Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $525 million in 2016.

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

All of the Company’s segments remained solidly profitable in the first quarter of 2016, even with the continuing impact of the downturn in the global agricultural economy and lower demand for construction equipment.  The Company anticipates a higher level of net income than previous downturns that illustrates a more durable business model and a wider range of revenue sources.  The Company is well positioned to continue investing in innovative products, advanced technology and new markets, which the Company believes will provide value to customers and investors in the years ahead.

2016 Compared with 2015

Net income attributable to Deere & Company was $254.4 million, or $.80 per share, for the first quarter of 2016, compared with $386.8 million, or $1.12 per share, for the same period last year.  Worldwide net sales and revenues decreased 13 percent to $5,525 million, compared with $6,383 million a year ago.  Net sales of the worldwide equipment operations were $4,769 million for the first quarter, compared with $5,605 million for the corresponding period last year, which included price realization of 2 percent and an unfavorable currency translation effect of 4 percent.  Equipment net sales in the U.S. and Canada decreased 18 percent for the first quarter of 2016.  Outside the U.S. and Canada, net sales decreased 9 percent for the first quarter, including an unfavorable currency translation effect of 11 percent.

The Company’s equipment operations reported operating profit of $214 million for the first quarter of 2016, compared with $414 million for the same period last year.  The decline was due primarily to lower shipment volumes, the unfavorable effects of foreign currency exchange and the impact of a less favorable product mix.  These factors were partially offset by price realization, lower selling, administrative and general expenses and lower production costs.  Net income of the Company’s equipment operations was $127 million for the first quarter, compared with $241 million in 2015.  In addition to the operating factors mentioned above, a lower effective tax rate benefited these results.

The Company’s financial services operations reported net income attributable to Deere & Company of $129.4 million for the first quarter, compared with $156.8 million for the same period last year.  Lower results for the quarter were primarily due to the unfavorable effects of foreign currency exchange translation, higher losses on residual values primarily for construction-equipment operating leases, less favorable financing spreads and a  higher provision for credit losses.  These factors were partially offset by a reduction in selling, administrative and general expenses.

Business Segment Results

•

Agriculture and Turf.  Segment sales decreased 12 percent for the first quarter due largely to lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization.  Operating profit was $144 million for the first quarter, compared with $268 million last year.  Results were driven primarily by the impact of lower shipment volumes, the unfavorable effects of foreign currency exchange and a less favorable product mix.  These factors were partially offset by price realization, reduced selling, administrative and general expenses and lower production costs.

•

Construction and Forestry.  Segment sales decreased 23 percent for the first quarter,  mainly as a result of lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization.  Operating profit was $70 million for the first quarter compared with $146 million last year.  The decline in operating profit for the quarter was mainly due to lower shipment volumes, partially offset by price realization and lower selling, administrative and general expenses.

•

Financial Services.  The operating profit of the financial services segment was $194 million for the first quarter, compared with $233 million last year.  Lower results were primarily due to the unfavorable effects of foreign currency exchange translation, higher losses on residual values primarily for construction equipment operating leases, less favorable financing spreads and a  higher provision for credit losses.  These factors were partially offset by a reduction in selling, administrative and general expenses.  Total financial services revenues, including intercompany revenues, decreased 2 percent to $683 million in the current quarter from $698 million in the first quarter of 2015.  The average balance of receivables and leases financed was 3 percent lower in the first quarter of 2016, compared with the same period last year.  Interest expense decreased 2 percent in the first quarter of 2016, primarily as a result of lower average borrowings.  The financial services’ consolidated ratio of earnings to fixed charges was 2.70 to 1 for the first quarter this year, compared with 3.07 to 1 in the same period last year.

The cost of sales to net sales ratios for the first quarter of 2016 and 2015 were 80.5 percent and 78.9 percent, respectively.  The increase was primarily due to the unfavorable effects of foreign currency exchange and a less favorable product mix, partially offset by price realization and lower production costs.

Other income decreased in the first quarter due to a reduction in crop insurance premiums as a result of the sale of the Crop Insurance operations (see Note 19).  Selling, administrative and general expenses decreased in the first quarter primarily due to the effect of currency translation and lower incentive compensation expenses.  Other operating expenses increased primarily due to higher depreciation on operating leases.

Market Conditions and Outlook

Company equipment sales are projected to decrease about 10 percent for fiscal year 2016 and to be down about 8 percent for the second quarter compared with the same periods of 2015.  For fiscal 2016, net income attributable to Deere & Company is anticipated to be approximately $1,300 million.

•

Agriculture and Turf.  Worldwide sales of the Company’s agriculture and turf segment are forecast to decrease by about 10 percent for fiscal year 2016, including a negative currency translation effect of about 4 percent.  Industry sales for agricultural equipment in the U.S. and Canada are forecast to be down 15 to 20 percent for fiscal year 2016.  The decline, reflecting the impact of low commodity prices and stagnant farm incomes, is expected to be most pronounced in the sale of higher-horsepower models.  Full year industry sales in the EU28 are forecast to be about the same to down 5 percent, with the decline attributable to low commodity prices and farm incomes, including further pressure on the dairy sector.  In South America, industry sales of tractors and combines are projected to be down 10 to 15 percent mainly as a result of economic concerns and uncertainty about government-sponsored financing in Brazil.  Asian sales are projected to be about the same to down slightly, due in part to weakness in China.  Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to up 5 percent for 2016, benefiting from new products and general economic growth.

•

Construction and Forestry.  The Company’s worldwide sales of construction and forestry equipment are forecast to be down about 11 percent for 2016, including a negative currency translation effect of about 2 percent.  The forecast decline in sales reflects the impact of weak conditions in the North American energy sector as well as lower sales outside the U.S. and Canada.  In forestry, global sales are expected to be down 5 to 10 percent from the strong levels of 2015, primarily as a result of weaker demand in the U.S. and Canada.

•

Financial Services.  Fiscal year 2016 net income attributable to Deere & Company for the financial services segment is expected to be approximately $525 million.  The forecast reflects less favorable financing spreads, an increased provision for credit losses and the unfavorable effects of foreign currency exchange translation.  Additionally, last year’s results benefited from a gain on the sale of the crop insurance business.

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

The Company’s agricultural equipment business is subject to a number of uncertainties including the many interrelated factors that affect farmers’ confidence and financial condition.  These factors include demand for agricultural products, world grain stocks, weather conditions (including its effects on timely planting and harvesting), soil conditions (including low subsoil moisture), harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of various governments, changes in government farm programs and policies (including those in Argentina, Brazil, China, the European Union, India, Russia and the U.S.), international reaction to such programs, changes in environmental regulations and their impact on farming practices; changes in and effects of crop insurance programs, global trade agreements, animal diseases and their effects on poultry, beef and pork consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

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

Significant changes in market liquidity conditions and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows.  Financial market conditions could also negatively impact customer access to capital for purchases of the Company’s products and customer confidence and purchase decisions, borrowing and repayment practices, and the number and size of customer loan delinquencies and defaults.  A debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, suppliers, demand for equipment, and Company operations and results.  The Company’s investment management activities could be impaired by changes in the equity, bond and other financial markets, which would negatively affect earnings.

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

Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the Company’s supply chain or the loss of liquidity by suppliers; disruptions of infrastructures that support communications, operations or distribution; the failure of suppliers to comply with laws, regulations and Company policy pertaining to employment, human rights, health, safety, the environment and other ethical business practices; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits or other legal proceedings; start-up of new plants and new products; the success of new product initiatives and customer acceptance of new products; changes in customer product preferences and sales mix whether as a result of changes in equipment design to meet government regulations or for other reasons; gaps or limitations in rural broadband coverage, capacity and speed needed to support technology solutions; oil and energy prices, supplies and volatility; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; changes in demand and pricing for used equipment; labor relations and contracts; acquisitions and divestitures of businesses; the integration of new businesses; the implementation of organizational changes; difficulties related to the conversion and implementation of enterprise resource planning systems that disrupt business, negatively impact supply or distribution relationships or create higher than expected costs; security breaches and other disruptions to the Company’s and suppliers’ information technology infrastructure; and changes in Company declared dividends and common stock issuances and repurchases.

Company results are also affected by changes in the level and funding of employee retirement benefits, changes in market values of investment assets, the level of interest and discount rates, and compensation, retirement and mortality rates which impact retirement benefit costs, and significant changes in health care costs including those which may result from governmental action.

The liquidity and ongoing profitability of John Deere Capital Corporation and other credit subsidiaries depend largely on timely access to capital in order to meet future cash flow requirements, to fund operations and costs associated with engaging in diversified funding activities, and to fund purchases of the Company’s products.  If general economic conditions deteriorate or capital markets become more volatile, funding could be unavailable or insufficient.  Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact write-offs and provisions for credit losses.

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

Consolidated

Negative cash flows from consolidated operating activities in the first three months of 2016 were $778 million.  This resulted primarily from a decrease in accounts payable and accrued expenses, a seasonal increase in inventories and a change in accrued income taxes payable/receivable, which were partially offset by net income adjusted for non-cash provisions and  a decrease in receivables related to sales.  Cash inflows from investing activities were $852 million in the first three months of this year, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $1,037 million, partially offset by purchases of property and equipment of $140 million and purchases of marketable securities exceeding sales of marketable securities by $53 million.  Negative cash flows from financing activities were $743 million in the first three months of 2016, primarily due to a decrease in borrowings of $424 million, dividends paid of $193 million and repurchases of common stock of $108 million.  Cash and cash equivalents decreased $702 million during the first three months this year.

Negative cash flows from consolidated operating activities in the first three months of 2015 were $510 million.  This resulted primarily from a decrease in accounts payable and accrued expenses, a seasonal increase in inventories and a change in accrued income taxes payable/receivable, which were partially offset by net income adjusted for non-cash provisions, a decrease in receivables related to sales and a decrease in insurance receivables.  Cash inflows from investing activities were $1,385 million in the first three months of 2015, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $962 million, proceeds from maturities and sales exceeding purchases of marketable securities by $654 million, partially offset by purchases of property and equipment of $184 million.  Negative cash flows from financing activities were $583 million in the first three months of 2015, primarily due to repurchases of common stock of $605 million, dividends paid of $210 million, partially offset by an increase in borrowings of $203 million and proceeds from issuance of common stock of $45 million (resulting from the exercise of stock options).  Cash and cash equivalents increased $188 million during the first quarter of 2015.

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

The Company’s commercial paper outstanding at January 31, 2016, October 31, 2015 and January 31, 2015 was $2,564 million, $2,968 million and $3,403 million, respectively, while the total cash and cash equivalents and marketable securities position was $3,936 million, $4,600 million and $4,469 million, respectively.  The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $1,627 million, $1,588 million and $956 million at January 31, 2016, October 31, 2015 and January 31, 2015, respectively.

Lines of Credit.  The Company also has access to bank lines of credit with various banks throughout the world.  Worldwide lines of credit totaled $7,189 million at January 31, 2016, $4,436 million of which were unused.  For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization.  Included in the total credit lines at January 31, 2016 were long-term credit facility agreements of $2,900 million expiring in April 2019, and $2,900 million expiring in April 2020.  In February 2016, the Company revised its credit facility agreements, which extended the agreements with $2,900 million expiring in April 2020, and $2,900 million expiring in April 2021.   These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter.  The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter.  Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 31, 2016 was $8,897 million.  Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $16,522 million at January 31, 2016.  All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers.  Trade receivables increased $356 million during the first three months of 2016, primarily due to a seasonal increase, partially offset by foreign currency translation.  These receivables increased $72 million, compared to a year ago.  The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 14 percent at January 31, 2016, compared to 12 percent at October 31, 2015 and 11 percent at January 31, 2015.  Agriculture and turf trade receivables decreased $25 million and construction and forestry trade receivables increased $97 million, compared to a year ago.  The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at January 31, 2016, October 31, 2015 and January 31, 2015.

Deere & Company stockholders’ equity was $6,590 million at January 31, 2016, compared with $6,743 million at October 31, 2015 and $8,246 million at January 31, 2015.  The decrease of $153 million during the first three months of 2016 resulted primarily from dividends declared of $190 million, a change in cumulative translation adjustment of $158 million and an increase in treasury stock of $104 million, which were partially offset by net income attributable to Deere & Company of $254 million, a change in the retirement benefits adjustment of $38 million and an increase in common stock of $18 million.

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

Cash used for operating activities of the equipment operations, including intercompany cash flows, in the first three months of 2016 was $827 million.  This resulted primarily from a decrease in accounts payable and accrued expenses, a seasonal increase in inventories and a change in accrued income taxes payable/receivable.  Partially offsetting these operating cash outflows were cash inflows from net income adjusted for non-cash provisions and a decrease in trade receivables.  Cash and cash equivalents decreased $592 million in the first three months of 2016.

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

Trade receivables held by the equipment operations decreased $68 million during the first three months and decreased $130 million from a year ago.  The equipment operations sell a significant portion of their trade receivables to financial services.  See the previous consolidated discussion of trade receivables.

Inventories increased by $433 million during the first three months, primarily due to a seasonal increase, partially offset by foreign currency translation.  Inventories decreased $278 million, compared to a year ago, primarily due to foreign currency translation.  Most of these inventories are valued on the last-in, first-out (LIFO) method.  The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 29 percent at January 31, 2016, compared to 26 percent at October 31, 2015 and 25 percent at January 31, 2015.

Total interest-bearing debt of the equipment operations was $4,768 million at January 31, 2016, compared with $4,925 million at the end of fiscal year 2015 and $5,701 million at January 31, 2015.  The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 42 percent, 42 percent and 41 percent at January 31, 2016, October 31, 2015 and January 31, 2015, respectively.

Property and equipment cash expenditures for the equipment operations in the first three months of 2016 were $140 million, compared with $184 million in the same period last year.  Capital expenditures for the equipment operations in 2016 are estimated to be approximately $775 million.

In November 2015, the Company announced the signing of a definitive purchase agreement to acquire Precision Planting LLC., a developer and distributor of retrofit components for precision agriculture applications.  The estimated purchase price, net of cash acquired, is $190 million.  The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in 2016.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.  Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and borrowings from Deere & Company.

During the first three months of 2016, the cash provided by operating and investing activities was used for financing activities.  Cash flows provided by operating activities, including intercompany cash flows, were $536 million in the first three months.  Cash provided by investing activities totaled $852 million in the first three months of 2016 primarily due to the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $994 million, partially offset by an increase in trade and wholesale receivables of $163 million.  Cash used for financing activities totaled $1,494 million, resulting primarily from a decrease in borrowings from Deere & Company of $935 million, a decrease in external borrowings of $287 million and dividends paid to Deere & Company of $277 million.  Cash and cash equivalents decreased $111 million in the first three months of 2016.

During the first quarter of 2015, the cash provided by operating and investing activities was used for financing activities.  Cash flows provided by operating activities, including intercompany cash flows, were $426 million in the first quarter of 2015.  Cash provided by investing activities totaled $1,017 million in the first three months of 2015 primarily due to the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of these receivables and cost of equipment on operating leases acquired by $914 million and a decrease in trade and wholesale receivables of $81 million.  Cash used for financing activities totaled $1,512 million, resulting primarily from a decrease in borrowings from Deere & Company of $874 million, a decrease in external borrowings of $489 million and dividends paid to Deere & Company of $152 million. Cash and cash equivalents decreased $87 million in the first quarter of 2015.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases.  Total receivables and leases decreased $1,426 million during the first quarter of 2016, primarily due to lower acquisition volumes, and decreased $632 million in the past 12 months, primarily due to foreign currency translation.  Acquisition volumes of receivables (excluding trade and wholesale) and leases were 3 percent lower in the first three months of 2016, compared with the same period last year, as volumes of financing leases and retail notes were lower, while volumes of operating leases and revolving charge accounts were higher.  The amount of total trade receivables and wholesale notes increased compared to October 31, 2015 and decreased compared to January 31, 2015.  Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $36,760 million at January 31, 2016, compared with $38,188 million at October 31, 2015 and $37,421 million at January 31, 2015.  At January 31, 2016, the unpaid balance of all receivables administered, but not owned, was $20 million, compared with $22 million at October 31, 2015 and $49 million at January 31, 2015.

Total external interest-bearing debt of the financial services operations was $31,471 million at January 31, 2016, compared with $31,925 million at the end of fiscal year 2015 and $30,916 million at January 31, 2015.  Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company and the change in investment from Deere & Company.  The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.6 to 1 at January 31, 2016, compared with 7.6 to 1 at October 31, 2015 and 7.1 to 1 at January 31, 2015.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11).  During November 2015, the agreement was renewed with a total capacity, or “financing limit,” of $3,880 million of secured financings at any time.  After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.  At January 31, 2016, $1,559 million of secured short-term borrowings was outstanding under the agreement.

In the first three months of 2016, the financial services operations retired $711 million of retail note securitization borrowings.  In addition, during the first three months of 2016, the financial services operations issued $1,753 million and retired $1,181 million of long-term borrowings, which were primarily medium-term notes.

Dividends and Other Events

The Company’s Board of Directors at its meeting on February 24, 2016 declared a quarterly dividend of $.60 per share payable May 2, 2016, to stockholders of record on March 31, 2016.

In February 2016, the Company’s financial services operations entered into two retail note securitization transactions, which resulted in approximately $1,451 million of secured borrowings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A).  There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of January 31, 2016, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.  During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2016 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased (2)	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Nov 1 to Nov 30				44.9
Dec 1 to Dec 31	40	$78.03		44.9
Jan 1 to Jan 31	1,430	73.18	1,430	43.6
Total	1,470		1,430
(1)

During the first quarter of 2016, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock.  The maximum number of shares that may yet be purchased under these plans was based on the end of the first quarter closing share price of $77.01 per share.  At the end of the first quarter of 2016, $3,357 million of common stock remained to be purchased under the plans.

(2)

In December 2015, approximately 40 thousand shares were purchased from plan participants to pay payroll taxes on certain restricted stock awards.  All the shares were valued at the weighted-average market price of $78.03.

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

DEERE & COMPANY

Date:	February 25, 2016	By:	/s/ R. Kalathur
R. Kalathur Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number

2	Not applicable

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws as amended (Exhibit 3.2 to Form 10-Q of registrant for the quarterly period ended January 31, 2015*)

4	Not applicable

10.1

2020 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, dated February 22, 2016.

10.2

2021 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, dated February 22, 2016.

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