Form 10-Q
period 2016-04-30
DEERE & CO
filed 2016-05-26
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

Yes           No    X

At April 30, 2016, 314,258,886 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 51

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended April 30, 2016 and 2015
(In millions of dollars and shares except per share amounts) Unaudited
	2016	2015
Net Sales and Revenues
Net sales	$7,106.6	$7,398.5
Finance and interest income	611.4	576.3
Other income	157.4	195.9
Total	7,875.4	8,170.7

Costs and Expenses
Cost of sales	5,531.0	5,694.2
Research and development expenses	345.0	341.1
Selling, administrative and general expenses	714.8	740.0
Interest expense	191.0	165.5
Other operating expenses	360.3	212.9
Total	7,142.1	7,153.7

Income of Consolidated Group before Income Taxes	733.3	1,017.0
Provision for income taxes	237.8	324.0
Income of Consolidated Group	495.5	693.0
Equity in loss of unconsolidated affiliates	(.8)	(2.2)
Net Income	494.7	690.8
Less: Net income (loss) attributable to noncontrolling interests	(.7)	.3
Net Income Attributable to Deere & Company	$495.4	$690.5

Per Share Data
Basic	$1.57	$2.05
Diluted	$1.56	$2.03

Average Shares Outstanding
Basic	315.1	337.1
Diluted	316.5	339.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended April 30, 2016 and 2015
(In millions of dollars) Unaudited
	2016	2015

Net Income	$494.7	$690.8

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	19.1	20.9
Cumulative translation adjustment	311.8	(66.6)
Unrealized gain on derivatives	1.0	1.3
Unrealized gain (loss) on investments	9.5	(4.2)
Other Comprehensive Income (Loss), Net of Income Taxes	341.4	(48.6)

Comprehensive Income of Consolidated Group	836.1	642.2
Less: Comprehensive income (loss) attributable to noncontrolling interests	(.6)	.3
Comprehensive Income Attributable to Deere & Company	$836.7	$641.9

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Six Months Ended April 30, 2016 and 2015
(In millions of dollars and shares except per share amounts) Unaudited
	2016	2015
Net Sales and Revenues
Net sales	$11,875.8	$13,003.6
Finance and interest income	1,210.5	1,169.9
Other income	313.6	380.3
Total	13,399.9	14,553.8

Costs and Expenses
Cost of sales	9,371.1	10,114.8
Research and development expenses	664.3	674.3
Selling, administrative and general expenses	1,307.7	1,398.9
Interest expense	364.3	345.6
Other operating expenses	608.0	435.5
Total	12,315.4	12,969.1

Income of Consolidated Group before Income Taxes	1,084.5	1,584.7
Provision for income taxes	333.3	494.6
Income of Consolidated Group	751.2	1,090.1
Equity in loss of unconsolidated affiliates	(2.7)	(12.4)
Net Income	748.5	1,077.7
Less: Net income (loss) attributable to noncontrolling interests	(1.3)	.5
Net Income Attributable to Deere & Company	$749.8	$1,077.2

Per Share Data
Basic	$2.37	$3.17
Diluted	$2.36	$3.14

Average Shares Outstanding
Basic	315.8	340.2
Diluted	317.1	342.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Six Months Ended April 30, 2016 and 2015
(In millions of dollars) Unaudited
	2016	2015

Net Income	$748.5	$1,077.7

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	57.2	63.2
Cumulative translation adjustment	153.8	(577.0)
Unrealized gain (loss) on derivatives	1.0	(.2)
Unrealized gain (loss) on investments	(1.3)	3.1
Other Comprehensive Income (Loss), Net of Income Taxes	210.7	(510.9)

Comprehensive Income of Consolidated Group	959.2	566.8
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1.2)	.2
Comprehensive Income Attributable to Deere & Company	$960.4	$566.6

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	April 30	October 31	April 30
	2016	2015	2015
Assets
Cash and cash equivalents	$4,133.2	$4,162.2	$4,355.4
Marketable securities	475.5	437.4	392.9
Receivables from unconsolidated affiliates	81.3	33.3	46.4
Trade accounts and notes receivable - net	4,898.9	3,051.1	4,717.1
Financing receivables - net	23,415.3	24,809.0	24,745.8
Financing receivables securitized - net	4,734.7	4,834.6	4,741.1
Other receivables	876.2	991.2	873.4
Equipment on operating leases - net	5,455.5	4,970.4	4,195.2
Inventories	4,061.0	3,817.0	4,624.2
Property and equipment - net	5,079.7	5,181.5	5,245.1
Investments in unconsolidated affiliates	236.7	303.5	299.2
Goodwill	835.0	726.0	737.0
Other intangible assets - net	120.5	63.6	60.4
Retirement benefits	285.4	215.6	313.9
Deferred income taxes	2,681.9	2,767.3	2,659.4
Other assets	1,812.5	1,583.9	1,587.5
Total Assets	$59,183.3	$57,947.6	$59,594.0

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$8,576.0	$8,426.6	$8,989.0
Short-term securitization borrowings	4,641.8	4,590.0	4,702.7
Payables to unconsolidated affiliates	109.5	80.6	130.1
Accounts payable and accrued expenses	6,980.8	7,311.5	7,260.2
Deferred income taxes	180.3	160.8	149.3
Long-term borrowings	24,648.0	23,832.8	23,622.8
Retirement benefits and other liabilities	6,856.2	6,787.7	6,563.9
Total liabilities	51,992.6	51,190.0	51,418.0

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest (Note 18)	14.0

Stockholders’ Equity
Common stock, $1 par value (issued shares at April 30, 2016 – 536,431,204)	3,862.0	3,825.6	3,745.2
Common stock in treasury	(15,693.6)	(15,497.6)	(13,951.2)
Retained earnings	23,514.7	23,144.8	22,673.4
Accumulated other comprehensive income (loss)	(4,518.8)	(4,729.4)	(4,293.6)
Total Deere & Company stockholders’ equity	7,164.3	6,743.4	8,173.8
Noncontrolling interests	12.4	14.2	2.2
Total stockholders’ equity	7,176.7	6,757.6	8,176.0
Total Liabilities and Stockholders’ Equity	$59,183.3	$57,947.6	$59,594.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Six Months Ended April 30, 2016 and 2015
(In millions of dollars) Unaudited
	2016	2015
Cash Flows from Operating Activities
Net income	$748.5	$1,077.7
Adjustments to reconcile net income to net cash used for operating activities:
Provision for credit losses	35.1	15.1
Provision for depreciation and amortization	761.8	682.9
Impairment charges	49.7
Share-based compensation expense	32.0	28.7
Undistributed earnings of unconsolidated affiliates	5.3	8.8
Provision for deferred income taxes	93.3	117.8
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(1,311.5)	(860.8)
Insurance receivables		333.4
Inventories	(405.8)	(932.9)
Accounts payable and accrued expenses	(367.8)	(698.3)
Accrued income taxes payable/receivable	12.0	(76.3)
Retirement benefits	91.1	186.6
Other	(56.1)	(37.4)
Net cash used for operating activities	(312.4)	(154.7)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	8,120.6	8,332.4
Proceeds from maturities and sales of marketable securities	71.4	791.9
Proceeds from sales of equipment on operating leases	630.1	552.3
Proceeds from sale of business, net of cash sold		148.8
Cost of receivables acquired (excluding receivables related to sales)	(6,872.9)	(7,426.1)
Purchases of marketable securities	(112.2)	(33.9)
Purchases of property and equipment	(232.6)	(324.3)
Cost of equipment on operating leases acquired	(1,204.1)	(830.2)
Acquisitions of businesses, net of cash acquired	(198.9)
Other	8.6	(58.9)
Net cash provided by investing activities	210.0	1,152.0

Cash Flows from Financing Activities
Increase in total short-term borrowings	38.3	1,147.0
Proceeds from long-term borrowings	3,276.6	2,512.2
Payments of long-term borrowings	(2,686.6)	(2,453.3)
Proceeds from issuance of common stock	11.1	86.1
Repurchases of common stock	(205.4)	(1,173.9)
Dividends paid	(383.2)	(415.8)
Excess tax benefits from share-based compensation	2.7	11.7
Other	(32.6)	(39.1)
Net cash provided by (used for) financing activities	20.9	(325.1)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	52.5	(103.8)

Net Increase (Decrease) in Cash and Cash Equivalents	(29.0)	568.4
Cash and Cash Equivalents at Beginning of Period	4,162.2	3,787.0
Cash and Cash Equivalents at End of Period	$4,133.2	$4,355.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Six Months Ended April 30, 2015 and 2016
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Balance October 31, 2014	$9,065.5	$3,675.4	$(12,834.2)	$22,004.4	$(3,783.0)	$2.9
Net income	1,077.7			1,077.2		.5
Other comprehensive loss	(510.9)				(510.6)	(.3)
Repurchases of common stock	(1,173.9)		(1,173.9)
Treasury shares reissued	56.9		56.9
Dividends declared	(408.9)			(408.0)		(.9)
Stock options and other	69.6	69.8		(.2)
Balance April 30, 2015	$8,176.0	$3,745.2	$(13,951.2)	$22,673.4	$(4,293.6)	$2.2

Balance October 31, 2015	$6,757.6	$3,825.6	$(15,497.6)	$23,144.8	$(4,729.4)	$14.2
Net income (loss)	748.5			749.8		(1.3)
Other comprehensive income	210.7				210.6	.1
Repurchases of common stock	(205.4)		(205.4)
Treasury shares reissued	9.4		9.4
Dividends declared	(380.0)			(379.5)		(.5)
Acquisition (Note 18)							$14.0
Stock options and other	35.9	36.4		(.4)		(.1)
Balance April 30, 2016	$7,176.7	$3,862.0	$(15,693.6)	$23,514.7	$(4,518.8)	$12.4	$14.0

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal year 2016 and 2015 were May 1, 2016 and May 3, 2015, respectively. Both periods contained 13 weeks. For ease of presentation, the consolidated financial statements and notes continue to be dated April 30.

(2)  The interim consolidated financial statements of Deere & Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations and cash flows at the dates and for the periods presented. It is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows. The Company transferred inventory to equipment on operating leases of approximately $269 million and $276 million in the first six months of 2016 and 2015, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $33 million and $39 million at April 30, 2016 and 2015, respectively.

(3)  New accounting standard adopted is as follows:

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update, (ASU) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends Accounting Standards Codification (ASC) 805, Business Combinations. This ASU requires that acquiring entities recognize measurement period adjustments in the reporting period the amounts are determined, including earnings adjustments that would have been recorded in previous periods if the adjustments were known at the acquisition date. Acquiring entities are no longer required to retrospectively adjust amounts in comparative periods. The adjustment amounts and reasons are still disclosed. The Company early adopted this ASU in the second quarter of 2016. The adoption did not have a material effect on the Company’s consolidated financial statements.

New accounting standards to be adopted are as follows:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, which amends ASU No. 2014-09. As a result, the effective date will be the first quarter of fiscal year 2019 with early adoption permitted in the first quarter of fiscal year 2018. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends ASU 2014-09. ASU No. 2016-08 provides additional guidance for revenue transactions that involve a third party in providing goods or services to a customer. The reporting entity must determine if the obligation to the customer is to provide the goods or services, i.e., as the principal, or to arrange for a third party to provide the goods or services, i.e., as the agent. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which amends ASU 2014-09. ASU No. 2016-10 clarifies that goods or services that are immaterial in the context of the contract are not required to be identified as separate performance obligations. In addition, the ASU provides an accounting policy election to treat shipping and handling activities as a fulfillment cost and not part of the revenue transaction. The ASU also provides guidance regarding licensing arrangements to determine whether the license grants the right to use functional or symbolic intellectual property. Revenue for licenses of functional intellectual property, such as software, is generally recognized at a point in time, while revenue for licenses of symbolic intellectual property, such as tradenames, is generally recognized over time. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends ASU 2014-09. This ASU clarifies the requirement to assess collectability of contract consideration, clarifies the treatment of noncash consideration and provides a policy election to exclude from revenue amounts collected from customers for sales and similar taxes. The adoption will use one of two retrospective application methods. The Company is evaluating the potential effects on the consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC 825-10, Financial Instruments - Overall. This ASU changes the treatment for available for sale equity investments by recognizing unrealized fair value changes directly in net income, and no longer in other comprehensive income. In addition, the impairment assessment of equity securities without readily determinable fair values is simplified by allowing a qualitative assessment. The ASU eliminates the disclosure requirement of methods and assumptions used to estimate fair value for financial instruments measured at amortized cost on the balance sheet. Additional disclosure of financial assets and financial liabilities by measurement category and form is also required. The effective date will be the first quarter of fiscal year 2019. Early adoption of the provisions affecting the Company is not permitted. The amendment will be adopted with a cumulative-effect adjustment to the balance sheet in the year of adoption. The Company is evaluating the potential effects on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach. The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. The Company is evaluating the potential effects on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which amends ASC 323 Investments - Equity Method and Joint Ventures. This ASU eliminates the requirement to retroactively restate the investment, results of operations and retained earnings on a step by step basis when an investment qualifies for use of the equity method as a result of an increase in ownership or degree of influence. The ASU requires that the equity method investor add the cost of acquiring the additional ownership interest to the current basis of the entity’s previously held interest and adopt the equity method of accounting as of that date. The effective date will be the first quarter of fiscal year 2018, with early adoption permitted, and will be adopted prospectively. The adoption will not have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation - Stock Compensation. This ASU simplifies the treatment of share based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting. The ASU also modifies the diluted earnings per share calculation using the treasury stock method by eliminating the excess tax benefits or deficiencies from the calculation. These changes will be recognized prospectively. The presentation of excess tax benefits in the statement of consolidated cash flows is also modified to be included with other income tax cash flows as an operating activity. The change can be adopted using a prospective or retrospective transition method. The ASU also provides an accounting policy election to account for award forfeitures in compensation cost when the forfeitures occur. The requirement for an award to qualify for equity classification was also modified by the ASU to permit withholding up to maximum statutory tax rates in the applicable jurisdictions. The modification regarding award forfeitures and withholding rates are adopted by a cumulative effect adjustment to equity at the beginning of the period adopted. The ASU clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be presented as a financing activity in the statement of consolidated cash flows and should be applied retrospectively. The effective date will be the first quarter of fiscal year 2018, with early adoption permitted. The Company is evaluating the potential effects on the consolidated financial statements.

(4)  The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Investments	Income (Loss)
Balance October 31, 2014	$(3,493)	$(303)		$13	$(3,783)
Other comprehensive income (loss) items before reclassification	(20)	(577)	$(2)	5	(594)
Amounts reclassified from accumulated other comprehensive income	83		2	(2)	83
Net current period other comprehensive income (loss)	63	(577)		3	(511)
Balance April 30, 2015	$(3,430)	$(880)		$16	$(4,294)

Balance October 31, 2015	$(3,501)	$(1,238)	$(2)	$12	$(4,729)
Other comprehensive income (loss) items before reclassification	(18)	154	(1)	(1)	134
Amounts reclassified from accumulated other comprehensive income	75		2	(1)	76
Net current period other comprehensive income (loss)	57	154	1	(2)	210
Balance April 30, 2016	$(3,444)	$(1,084)	$(1)	$10	$(4,519)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 30, 2016	Amount	Credit	Amount
Cumulative translation adjustment	$312		$312
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1)	$1
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2	(1)	1
Foreign exchange contracts – Other operating expense	1	(1)
Net unrealized gain (loss) on derivatives	2	(1)	1
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	9		9
Reclassification of realized (gain) loss – Other income	(1)	1
Net unrealized gain (loss) on investments	8	1	9
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(14)	5	(9)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	52	(19)	33
Prior service (credit) cost	4	(1)	3
Settlements/curtailments	2	(1)	1
Health care and life insurance
Net actuarial gain (loss)	(11)	4	(7)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	18	(7)	11
Prior service (credit) cost	(20)	7	(13)
Net unrealized gain (loss) on retirement benefits adjustments	31	(12)	19
Total other comprehensive income (loss)	$353	$(12)	$341

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended April 30, 2016	Amount	Credit	Amount
Cumulative translation adjustment	$154		$154
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(2)	$1	(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	5	(2)	3
Foreign exchange contracts – Other operating expense	(1)		(1)
Net unrealized gain (loss) on derivatives	2	(1)	1
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(1)		(1)
Reclassification of realized (gain) loss – Other income	(2)	1	(1)
Net unrealized gain (loss) on investments	(3)	1	(2)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(17)	6	(11)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	104	(38)	66
Prior service (credit) cost	8	(3)	5
Settlements/curtailments	9	(3)	6
Health care and life insurance
Net actuarial gain (loss)	(11)	4	(7)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	37	(14)	23
Prior service (credit) cost	(39)	14	(25)
Net unrealized gain (loss) on retirement benefits adjustments	91	(34)	57
Total other comprehensive income (loss)	$244	$(34)	$210

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 30, 2015	Amount	Credit	Amount
Cumulative translation adjustment	$(67)		$(67)
Unrealized gain (loss) on derivatives:
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3	$(2)	1
Foreign exchange contracts – Other operating expense	(1)	1
Net unrealized gain (loss) on derivatives	2	(1)	1
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(5)	2	(3)
Reclassification of realized (gain) loss – Other income	(2)	1	(1)
Net unrealized gain (loss) on investments	(7)	3	(4)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(17)	6	(11)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	55	(20)	35
Prior service (credit) cost	6	(3)	3
Health care and life insurance
Net actuarial gain (loss)	(12)	3	(9)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	23	(8)	15
Prior service (credit) cost	(19)	7	(12)
Net unrealized gain (loss) on retirement benefits adjustments	36	(15)	21
Total other comprehensive income (loss)	$(36)	$(13)	$(49)

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

In the second quarter of 2016 and 2015, the noncontrolling interests’ comprehensive income (loss) was $(.6) million and $.3 million, respectively, which consisted of net income (loss) of $(.7) million and $.3 million and cumulative translation adjustments of $.1 million and none, respectively.

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended April 30, 2015	Amount	Credit	Amount
Cumulative translation adjustment	$(575)	$(2)	$(577)
Unrealized gain (loss) on derivatives:
Unrealized hedging (loss)	(4)	2	(2)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	6	(2)	4
Foreign exchange contracts – Other operating expense	(2)		(2)
Net unrealized gain (loss) on derivatives
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	8	(3)	5
Reclassification of realized (gain) loss – Other income	(4)	2	(2)
Net unrealized gain (loss) on investments	4	(1)	3
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(17)	6	(11)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	110	(40)	70
Prior service (credit) cost	12	(5)	7
Settlements/curtailments	1		1
Health care and life insurance
Net actuarial gain (loss)	(12)	3	(9)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	46	(17)	29
Prior service (credit) cost	(38)	14	(24)
Net unrealized gain (loss) on retirement benefits adjustments	102	(39)	63
Total other comprehensive income (loss)	$(469)	$(42)	$(511)

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

In the first six months of 2016 and 2015, the noncontrolling interests’ comprehensive income (loss) was $(1.2) million and $.2 million, respectively, which consisted of net income (loss) of $(1.3) million and $.5 million and cumulative translation adjustments of $.1 million and $(.3) million, respectively.

(5)  Dividends declared and paid on a per share basis were as follows:

	Three Months Ended		Six Months Ended
	April 30		April 30
	2016	2015	2016	2015
Dividends declared	$.60	$.60	$1.20	$1.20
Dividends paid	$.60	$.60	$1.20	$1.20

(6)  A  reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Six Months Ended
	April 30		April 30
	2016	2015	2016	2015
Net income attributable to Deere & Company	$495.4	$690.5	$749.8	$1,077.2
Less income allocable to participating securities	.2	.3	.3	.4
Income allocable to common stock	$495.2	$690.2	$749.5	$1,076.8
Average shares outstanding	315.1	337.1	315.8	340.2
Basic per share	$1.57	$2.05	$2.37	$3.17

Average shares outstanding	315.1	337.1	315.8	340.2
Effect of dilutive share-based compensation	1.4	2.6	1.3	2.6
Total potential shares outstanding	316.5	339.7	317.1	342.8
Diluted per share	$1.56	$2.03	$2.36	$3.14

During the second quarter and first six months of 2016 and 2015, 11.9 million shares and 3.0 million shares, respectively, in both periods were excluded from the computation because the incremental shares under the treasury stock method would have been antidilutive.

(7)  The Company has several defined benefit pension plans and defined postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	April 30		April 30
	2016	2015	2016	2015
Service cost	$62	$69	$126	$142
Interest cost	97	119	195	238
Expected return on plan assets	(194)	(192)	(387)	(385)
Amortization of actuarial loss	52	55	104	110
Amortization of prior service cost	4	6	8	12
Settlements/curtailments	2		9	1
Net cost	$23	$57	$55	$118

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	April 30		April 30
	2016	2015	2016	2015
Service cost	$10	$12	$19	$23
Interest cost	51	64	102	129
Expected return on plan assets	(9)	(14)	(18)	(28)
Amortization of actuarial loss	18	23	37	46
Amortization of prior service credit	(20)	(19)	(39)	(38)
Net cost	$50	$66	$101	$132

During the first six months of 2016, the Company contributed approximately $48 million to its pension plans and $23 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $31 million to its pension plans and $3 million to its other postretirement benefit plans during the remainder of fiscal year 2016. These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

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

(8)  The Company’s unrecognized tax benefits at April 30, 2016 were $211 million, compared to $229 million at October 31, 2015. The liability at April 30, 2016 consisted of approximately $75 million, which would affect the effective tax rate if it was recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first six months of 2016 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(9)  Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended April 30			Six Months Ended April 30
			%			%
	2016	2015	Change	2016	2015	Change
Net sales and revenues:
Agriculture and turf	$5,742	$5,766		$9,341	$9,847	-5
Construction and forestry	1,365	1,633	-16	2,535	3,157	-20
Total net sales	7,107	7,399	-4	11,876	13,004	-9
Financial services	651	653		1,287	1,301	-1
Other revenues	117	119	-2	237	249	-5
Total net sales and revenues	$7,875	$8,171	-4	$13,400	$14,554	-8
Operating profit: *
Agriculture and turf	$614	$639	-4	$759	$907	-16
Construction and forestry	74	189	-61	143	335	-57
Financial services	160	265	-40	354	498	-29
Total operating profit	848	1,093	-22	1,256	1,740	-28
Reconciling items **	(115)	(79)	+46	(173)	(168)	+3
Income taxes	(238)	(324)	-27	(333)	(495)	-33
Net income attributable to Deere & Company	$495	$690	-28	$750	$1,077	-30

Intersegment sales and revenues:
Agriculture and turf net sales	$9	$12	-25	$16	$25	-36
Construction and forestry net sales
Financial services	80	56	+43	127	106	+20

Equipment operations outside the U.S. and Canada:
Net sales	$2,598	$2,628	-1	$4,306	$4,502	-4
Operating profit	231	231		252	308	-18

	April 30	October 31
	2016	2015
Identifiable assets:
Agriculture and turf	$8,937	$8,332	+7
Construction and forestry	3,185	3,295	-3
Financial services	42,103	40,909	+3
Corporate	4,958	5,412	-8
Total assets	$59,183	$57,948	+2

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	April 30, 2016
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$137	$70	$71	$278
Construction and forestry	79	29	28	136
Other:
Agriculture and turf	28	12	33	73
Construction and forestry	10	6	2	18
Total	$254	$117	$134	$505

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$278	$129	$17,436	$17,843
Construction and forestry	136	32	2,556	2,724
Other:
Agriculture and turf	73	12	6,671	6,756
Construction and forestry	18	23	951	992
Total	$505	$196	$27,614	28,315
Less allowance for credit losses				165
Total financing receivables - net				$28,150

	October 31, 2015
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$112	$54	$47	$213
Construction and forestry	64	29	12	105
Other:
Agriculture and turf	26	12	4	42
Construction and forestry	13	5	3	21
Total	$215	$100	$66	$381

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$213	$98	$18,574	$18,885
Construction and forestry	105	21	2,556	2,682
Other:
Agriculture and turf	42	13	7,175	7,230
Construction and forestry	21	10	973	1,004
Total	$381	$142	$29,278	29,801
Less allowance for credit losses				157
Total financing receivables - net				$29,644

	April 30, 2015
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$108	$55	$49	$212
Construction and forestry	57	24	12	93
Other:
Agriculture and turf	32	13	20	65
Construction and forestry	14	6	2	22
Total	$211	$98	$83	$392

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$212	$96	$18,543	$18,851
Construction and forestry	93	18	2,511	2,622
Other:
Agriculture and turf	65	16	7,051	7,132
Construction and forestry	22	7	1,016	1,045
Total	$392	$137	$29,121	29,650
Less allowance for credit losses				163
Total financing receivables - net				$29,487

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended April 30, 2016
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$93	$40	$22	$155
Provision	12	11	1	24
Write-offs	(12)	(15)	(1)	(28)
Recoveries	3	4		7
Translation adjustments	6		1	7
End of period balance *	$102	$40	$23	$165

	Six Months Ended April 30, 2016
Allowance:
Beginning of period balance	$95	$40	$22	$157
Provision	17	13	2	32
Write-offs	(19)	(22)	(1)	(42)
Recoveries	5	9		14
Translation adjustments	4			4
End of period balance *	$102	$40	$23	$165
Financing receivables:
End of period balance	$20,567	$2,636	$5,112	$28,315
Balance individually evaluated **	$73	$2	$26	$101

	Three Months Ended April 30, 2015
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$104	$41	$23	$168
Provision	5	8	1	14
Write-offs	(6)	(11)	(2)	(19)
Recoveries	2	3	1	6
Translation adjustments	(6)			(6)
End of period balance *	$99	$41	$23	$163

	Six Months Ended April 30, 2015
Allowance:
Beginning of period balance	$109	$41	$25	$175
Provision	5	8	2	15
Write-offs	(9)	(15)	(2)	(26)
Recoveries	4	7		11
Translation adjustments	(10)		(2)	(12)
End of period balance *	$99	$41	$23	$163
Financing receivables:
End of period balance	$21,473	$2,345	$5,832	$29,650
Balance individually evaluated **	$19			$19

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
April 30, 2016*
Receivables with specific allowance **	$27	$26	$5	$23
Receivables without a specific allowance ***	36	35		31
Total	$63	$61	$5	$54
Agriculture and turf	$32	$31	$5	$28
Construction and forestry	$31	$30		$26

October 31, 2015*
Receivables with specific allowance **	$14	$13	$2	$13
Receivables without a specific allowance ***	14	14		20
Total	$28	$27	$2	$33
Agriculture and turf	$19	$18	$2	$20
Construction and forestry	$9	$9		$13

April 30, 2015*
Receivables with specific allowance **	$3	$3	$2	$6
Receivables without a specific allowance **	12	11		12
Total	$15	$14	$2	$18
Agriculture and turf	$9	$8	$2	$12
Construction and forestry	$6	$6		$6

*   Finance income recognized was not material.

**  Primarily retail notes.

***   Primarily retail notes and wholesale receivables.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first six months of 2016, the Company identified 46 financing receivable contracts, primarily wholesale receivables, as troubled debt restructurings with aggregate balances of $17.6 million pre-modification and $17.1 million post-modification. During the first six months of 2015, there were 50 financing receivable contracts, primarily retail notes, identified as troubled debt restructurings with aggregate balances of $1.5 million pre-modification and $1.1 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At April 30, 2016, the Company had no significant commitments to lend additional funds to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $2,782 million, $3,006 million and $3,083 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,712 million, $2,743 million and $3,007 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively. In the fourth quarter of 2015, as part of a receivable transfer, the company retained $228 million of securitization borrowings, with a balance of $22 million and $189 million at April 30, 2016 and October 31, 2015, respectively. This amount is not shown as a liability above as the borrowing is not outstanding to a third party. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to a non-VIE banking operation, which is not consolidated since the Company does not have a controlling interest in the entity. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIE were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $271 million, $249 million and $228 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $254 million, $238 million and $218 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $1,787 million, $1,689 million and $1,545 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,678 million, $1,611 million and $1,480 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

April 30, 2016
Carrying value of liabilities	$1,678
Maximum exposure to loss	1,787

The total assets of unconsolidated VIEs related to securitizations were approximately $59 billion at April 30, 2016.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	April 30	October 31	April 30
	2016	2015	2015
Financing receivables securitized (retail notes)	$4,749	$4,848	$4,755
Allowance for credit losses	(14)	(13)	(14)
Other assets	105	109	115
Total restricted securitized assets	$4,840	$4,944	$4,856

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	April 30	October 31	April 30
	2016	2015	2015
Short-term securitization borrowings	$4,642	$4,590	$4,703
Accrued interest on borrowings	2	2	2
Total liabilities related to restricted securitized assets	$4,644	$4,592	$4,705

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At April 30, 2016, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

(12)  Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30	October 31	April 30
	2016	2015	2015
Raw materials and supplies	$1,485	$1,559	$1,675
Work-in-process	507	450	630
Finished goods and parts	3,473	3,234	3,831
Total FIFO value	5,465	5,243	6,136
Less adjustment to LIFO value	1,404	1,426	1,512
Inventories	$4,061	$3,817	$4,624

(13)  The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Goodwill at October 31, 2014	$235	$556	$791
Translation adjustments	(13)	(41)	(54)
Goodwill at April 30, 2015	$222	$515	$737

Goodwill at October 31, 2015	$227	$499	$726
Acquisitions*	92		92
Translation adjustments	3	14	17
Goodwill at April 30, 2016	$322	$513	$835

* See Note 18.

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	April 30	October 31	April 30
	(Years)	2016	2015	2015
Amortized intangible assets:
Customer lists and relationships	11	$42	$23	$19
Technology, patents, trademarks and other	14	140	96	90
Total at cost		182	119	109
Less accumulated amortization **		61	55	49
Other intangible assets-net		$121	$64	$60

*  Weighted-averages

** Accumulated amortization at April 30, 2016, October 31, 2015 and April 30, 2015 for customer lists and relationships totaled $10 million for each period and technology, patents, trademarks and other totaled $51 million, $45 million and $39 million, respectively.

The amortization of other intangible assets in the second quarter and the first six months of 2016 was $3 million and $6 million and for 2015 was $2 million and $5 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2016 - $10, 2017 - $21, 2018 - $21, 2019 - $17 and 2020 - $13.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $467 million and $428 million at April 30, 2016 and 2015, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended		Six Months Ended
	April 30		April 30
	2016	2015	2016	2015
Beginning of period balance	$1,239	$1,217	$1,261	$1,234
Payments	(199)	(165)	(395)	(343)
Amortization of premiums received	(57)	(41)	(104)	(82)
Accruals for warranties	192	189	374	370
Premiums received	45	47	89	92
Foreign exchange	15	(5)	10	(29)
End of period balance	$1,235	$1,242	$1,235	$1,242

At April 30, 2016, the Company had approximately $172 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At April 30, 2016, the Company had accrued losses of approximately $4 million under these agreements. The maximum remaining term of the receivables guaranteed at April 30, 2016 was approximately five years.

At April 30, 2016, the Company had commitments of approximately $218 million for the construction and acquisition of property and equipment. Also, at April 30, 2016, the Company had restricted assets of $113 million, primarily as collateral for borrowings and restricted other assets. See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $30 million at April 30, 2016, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at April 30, 2016.

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

(15)  The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	April 30, 2016		October 31, 2015		April 30, 2015
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables - net	$23,415	$23,300	$24,809	$24,719	$24,746	$24,632
Financing receivables securitized - net	4,735	4,723	4,835	4,820	4,741	4,716
Short-term securitization borrowings	4,642	4,642	4,590	4,590	4,703	4,707

Long-term borrowings due within one year:
Equipment operations	$41	$38	$86	$78	$280	$264
Financial services	5,309	5,321	5,167	5,167	4,884	4,871
Total	$5,350	$5,359	$5,253	$5,245	$5,164	$5,135

Long-term borrowings:
Equipment operations	$4,584	$5,148	$4,461	$4,835	$4,489	$4,994
Financial services	20,064	20,182	19,372	19,348	19,134	19,265
Total	$24,648	$25,330	$23,833	$24,183	$23,623	$24,259

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	April 30	October 31	April 30
	2016*	2015*	2015*
Marketable securities
Equity fund	$44	$43	$47
Fixed income fund	3
U.S. government debt securities	79	82	75
Municipal debt securities	41	31	28
Corporate debt securities	113	124	128
International debt securities	71	47
Mortgage-backed securities **	124	110	115
Total marketable securities	475	437	393
Other assets
Derivatives:
Interest rate contracts	419	353	340
Foreign exchange contracts	38	50	38
Cross-currency interest rate contracts	22	25	26
Total assets ***	$954	$865	$797
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$48	$60	$72
Foreign exchange contracts	96	18	81
Cross-currency interest rate contracts	1
Total liabilities	$145	$78	$153

*  Measurements above were Level 2 measurements except for Level 1 measurements of the equity fund of $44 million, $43 million and $47 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively; the fixed income fund of $3 million at April 30, 2016; and the U.S. government debt securities of $38 million, $37 million and $28 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively. In addition, $40 million and $29 million of the international debt securities were Level 3 measurements at April 30, 2016 and October 31, 2015. There were no transfers between Level 1 and Level 2 during the first six months of 2016 or 2015.

** Primarily issued by U.S. government sponsored enterprises.

***  Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at April 30, 2016 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$61	$61
Due after one through five years	107	103
Due after five through 10 years	90	94
Due after 10 years	43	46
Mortgage-backed securities	120	124
Debt securities	$421	$428

Fair value, recurring, Level 3 measurements from available for sale marketable securities in millions of dollars follow:

	Three Months Ended	Six Months Ended
	April 30	April 30
	2016	2016
Beginning of period balance	$44	$29
Purchases		25
Principal payments	(6)	(8)
Change in unrealized gain (loss)	2	(6)
End of period balance	$40	$40

Fair value,  nonrecurring, Level 3 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended		Six Months Ended
	April 30	October 31	April 30	April 30		April 30
	2016	2015	2015	2016	2015	2016	2015
Equipment on operating leases – net	$725	$479		$26		$30
Property and equipment – net		$33
Other assets	$166	$112		$11		$20

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 30, 2016,  October 31, 2015 and April 30, 2015 were $1,600 million, $2,800 million and $2,550 million, respectively. The notional amounts of cross-currency interest rate contracts at April 30, 2016,  October 31, 2015 and April 30, 2015 were $51 million, $60 million and $65 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at April 30, 2016 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $2 million after-tax. These contracts mature in up to 29 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at April 30, 2016, October 31, 2015 and April 30, 2015 were $9,923 million, $8,618 million and $8,507 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were losses of $1 million and $2 million during the second quarter of 2016 and 2015, respectively, and were a loss of $1 million and a gain of $1 million during the first six months of 2016 and 2015, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	Three Months Ended		Six Months Ended
	April 30		April 30
	2016	2015	2016	2015
Interest rate contracts *	$(9)	$(121)	$66	$55
Borrowings **	8	119	(67)	(54)

* Includes changes in fair values of interest rate contracts excluding net accrued interest income of $39 million and $44 million during the second quarter of 2016 and 2015, respectively, and $78 million and $89 million during the first six months of 2016 and 2015, respectively.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $75 million and $69 million during the second quarter of 2016 and 2015, respectively, and $142 million and $139 million during the first six months of 2016 and 2015, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory. The total notional amounts of these interest rate swaps at April 30, 2016, October 31, 2015 and April 30, 2015 were $6,524 million, $6,333 million and $6,342 million, the foreign exchange contracts were $3,894 million, $3,160 million and $3,750 million and the cross-currency interest rate contracts were $74 million, $76 million and $94 million, respectively. At April 30, 2016, October 31, 2015 and April 30, 2015, there were also $762 million, $1,069 million and $1,320 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	April 30	October 31	April 30
Other Assets	2016	2015	2015
Designated as hedging instruments:
Interest rate contracts	$368	$299	$282
Cross-currency interest rate contracts	13	14	14
Total designated	381	313	296

Not designated as hedging instruments:
Interest rate contracts	51	54	58
Foreign exchange contracts	38	50	38
Cross-currency interest rate contracts	9	11	12
Total not designated	98	115	108

Total derivatives	$479	$428	$404

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$8	$8	$14
Total designated	8	8	14

Not designated as hedging instruments:
Interest rate contracts	40	52	58
Foreign exchange contracts	96	18	81
Cross-currency interest rate contracts	1
Total not designated	137	70	139

Total derivatives	$145	$78	$153

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended		Six Months Ended
	OCI	April 30		April 30
	Classification	2016	2015	2016	2015
Fair Value Hedges:
Interest rate contracts	Interest	$30	$(77)	$144	$144

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *		(1)	(3)	(6)
Foreign exchange contracts	OCI (pretax) *	(1)	1	1	2

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(2)	(3)	(5)	(6)
Foreign exchange contracts	Other operating *	(1)	1	1	2

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$5	$1	$3	$(12)
Foreign exchange contracts	Cost of sales	(62)	(19)	(29)	26
Foreign exchange contracts	Other operating *	(186)	(34)	(61)	200
Total not designated		$(243)	$(52)	$(87)	$214

* Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

** The amount is not significant.

Counterparty Risk and Collateral

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at April 30, 2016, October 31, 2015 and April 30, 2015, was $32 million, $41 million and $51 million, respectively. The Company, due to its credit rating and amounts of net liability position, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to this liability position, prior to considering applicable netting provisions.

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

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting	Collateral
April 30, 2016	Recognized	Arrangements	Received	Net Amount
Assets	$479	$(53)	$(20)	$406
Liabilities	145	(53)		92

	Gross Amounts	Netting	Collateral
October 31, 2015	Recognized	Arrangements	Received	Net Amount
Assets	$428	$(62)		$366
Liabilities	78	(62)		16

	Gross Amounts	Netting	Collateral
April 30, 2015	Recognized	Arrangements	Received	Net Amount
Assets	$404	$(76)	$(1)	$327
Liabilities	153	(76)		77

(17)  In December 2015, the Company granted stock options to employees for the purchase of 3.5 million shares of common stock at an exercise price of $79.24 per share and a binomial lattice model fair value of $16.88 per share at the grant date. At April 30, 2016, options for 18.0 million shares were outstanding with a weighted-average exercise price of $78.11 per share. The Company also granted 248 thousand restricted stock units to employees and non-employee directors in the first six months of 2016, of which 106 thousand are subject to service based only conditions, 71 thousand are subject to performance/service based conditions and 71 thousand are subject to market/service based conditions. The fair value of the service based only units at the grant date was $79.50 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $72.93 per unit based on the market price of a share of underlying common stock excluding dividends. The fair value of the market/service based units at the grant date was $103.66 per unit based on a lattice valuation model excluding dividends. At April 30, 2016, the Company was authorized to grant an additional 13.1 million shares related to stock option and restricted stock awards.

(18)  In February 2016, the Company acquired Monosem for a cost of approximately $146 million, net of cash acquired of $20 million. Monosem, with four facilities in France and two in the U.S., is the European market leader in precision planters. The preliminary fair values assigned to the assets and liabilities related to the acquired entity in millions of dollars follow:

Trade accounts and notes receivable – net	$5
Other receivables	2
Inventories	29
Property and equipment – net	24
Goodwill	61
Other intangible assets – net	42
Other assets	23
Total assets	$186

Accounts payable and accrued expenses	$21
Deferred tax liabilities	19
Total liabilities	$40

The identifiable intangibles were primarily related to trade name, customer relationships and technology, which have a weighted average amortization period of 9 years. The goodwill is not expected to be deducted for tax purposes.

In March 2016, the Company acquired an 80 percent interest in Hagie Manufacturing Company, LLC, the U.S. market leader in high-clearance sprayers located in Clarion, Iowa, for a cost of approximately $53 million, net of cash acquired of $3 million. The preliminary fair values assigned to the assets and liabilities related to the acquired entity in millions of dollars follow:

Trade accounts and notes receivable – net	$2
Inventories	33
Property and equipment – net	18
Goodwill	31
Other intangible assets – net	22
Other assets	3
Total assets	$109

Accounts payable and accrued expenses, and Total liabilities	$42

Redeemable noncontrolling interest	$14

The identifiable intangibles were primarily related to technology, trade name and customer relationships, which have a weighted average amortization period of 8 years. The goodwill is expected to be deducted for tax purposes. If certain events occur, the minority interest holder has the right to exercise a put option that would require the Company to purchase the holder’s membership interest. The Company also has a call option exercisable after a certain period of time. The put and call options cannot be separated from the noncontrolling interest. Due to the redemption features, the minority interest holder’s value is classified as a redeemable noncontrolling interest in the Company’s consolidated balance sheet.

The goodwill in both transactions was the result of future cash flows and related fair values of the entities exceeding the fair value of the identified assets and liabilities. The results of both entities were included in the Company’s consolidated financial statements in the agriculture and turf segment since the dates of acquisition. The pro forma results of operations as if the acquisitions had occurred at the beginning of the current fiscal year would not differ significantly from the reported results.

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

(20) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended April 30, 2016 and 2015
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2016	2015	2016	2015
Net Sales and Revenues
Net sales	$7,106.6	$7,398.5
Finance and interest income	12.9	17.5	$662.9	$623.6
Other income	139.9	150.3	68.2	85.3
Total	7,259.4	7,566.3	731.1	708.9

Costs and Expenses
Cost of sales	5,531.5	5,694.7
Research and development expenses	345.0	341.1
Selling, administrative and general expenses	588.5	620.4	128.0	121.8
Interest expense	67.7	67.3	125.9	109.5
Interest compensation to Financial Services	61.8	53.4
Other operating expenses	91.4	37.2	317.4	212.8
Total	6,685.9	6,814.1	571.3	444.1

Income of Consolidated Group before Income Taxes	573.5	752.2	159.8	264.8
Provision for income taxes	180.4	228.6	57.4	95.4
Income of Consolidated Group	393.1	523.6	102.4	169.4

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	102.6	169.8	.2	.4
Other	(1.0)	(2.6)
Total	101.6	167.2	.2	.4
Net Income	494.7	690.8	102.6	169.8
Less: Net income (loss) attributable to noncontrolling interests	(.7)	.3
Net Income Attributable to Deere & Company	$495.4	$690.5	$102.6	$169.8

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Six Months Ended April 30, 2016 and 2015
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2016	2015	2016	2015
Net Sales and Revenues
Net sales	$11,875.8	$13,003.6
Finance and interest income	30.8	38.0	$1,297.9	$1,256.6
Other income	280.0	310.4	116.3	150.2
Total	12,186.6	13,352.0	1,414.2	1,406.8

Costs and Expenses
Cost of sales	9,372.1	10,115.8
Research and development expenses	664.3	674.3
Selling, administrative and general expenses	1,069.6	1,160.6	242.0	243.0
Interest expense	129.8	138.4	245.9	232.4
Interest compensation to Financial Services	106.6	99.4
Other operating expenses	112.5	76.2	573.5	434.0
Total	11,454.9	12,264.7	1,061.4	909.4

Income of Consolidated Group before Income Taxes	731.7	1,087.3	352.8	497.4
Provision for income taxes	211.5	323.0	121.8	171.6
Income of Consolidated Group	520.2	764.3	231.0	325.8

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	232.0	326.6	1.0	.8
Other	(3.7)	(13.2)
Total	228.3	313.4	1.0	.8
Net Income	748.5	1,077.7	232.0	326.6
Less: Net income (loss) attributable to noncontrolling interests	(1.3)	.5
Net Income Attributable to Deere & Company	$749.8	$1,077.2	$232.0	$326.6

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	April 30	October 31	April 30	April 30	October 31	April 30
	2016	2015	2015	2016	2015	2015
Assets
Cash and cash equivalents	$2,790.8	$2,900.0	$3,162.9	$1,342.4	$1,262.2	$1,192.5
Marketable securities	71.2	47.7		404.3	389.7	392.9
Receivables from unconsolidated subsidiaries and affiliates	2,226.2	2,428.7	2,558.0
Trade accounts and notes receivable - net	631.2	485.2	681.3	5,529.4	3,553.1	5,160.8
Financing receivables - net	.7	.9	8.7	23,414.6	24,808.1	24,737.1
Financing receivables securitized - net				4,734.7	4,834.6	4,741.1
Other receivables	778.2	849.5	780.7	130.8	152.9	122.5
Equipment on operating leases - net				5,455.5	4,970.4	4,195.2
Inventories	4,061.0	3,817.0	4,624.2
Property and equipment - net	5,026.2	5,126.2	5,191.7	53.5	55.3	53.4
Investments in unconsolidated subsidiaries and affiliates	4,774.7	4,817.6	4,895.5	11.9	10.5	10.5
Goodwill	835.0	726.0	737.0
Other intangible assets - net	120.5	63.6	60.4
Retirement benefits	280.9	211.9	314.3	23.2	25.0	29.0
Deferred income taxes	3,185.7	3,092.0	2,991.2	70.4	67.9	62.9
Other assets	883.0	807.3	889.9	932.3	779.1	700.2
Total Assets	$25,665.3	$25,373.6	$26,895.8	$42,103.0	$40,908.8	$41,398.1

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$218.7	$464.3	$549.6	$8,357.3	$7,962.3	$8,439.4
Short-term securitization borrowings				4,641.8	4,590.0	4,702.7
Payables to unconsolidated subsidiaries and affiliates	109.5	80.6	130.1	2,144.9	2,395.4	2,511.6
Accounts payable and accrued expenses	6,674.5	6,801.2	6,964.0	1,603.7	1,511.2	1,453.5
Deferred income taxes	102.7	86.8	79.3	651.8	466.6	464.8
Long-term borrowings	4,584.0	4,460.6	4,488.9	20,064.0	19,372.2	19,133.9
Retirement benefits and other liabilities	6,785.2	6,722.5	6,507.9	89.6	86.4	85.5
Total liabilities	18,474.6	18,616.0	18,719.8	37,553.1	36,384.1	36,791.4

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest (Note 18)	14.0

Stockholders’ Equity
Common stock, $1 par value (issued shares at April 30, 2016 – 536,431,204)	3,862.0	3,825.6	3,745.2	2,071.9	2,050.8	2,051.3
Common stock in treasury	(15,693.6)	(15,497.6)	(13,951.2)
Retained earnings	23,514.7	23,144.8	22,673.4	2,719.7	2,764.8	2,718.8
Accumulated other comprehensive income (loss)	(4,518.8)	(4,729.4)	(4,293.6)	(241.7)	(290.9)	(163.4)
Total Deere & Company stockholders' equity	7,164.3	6,743.4	8,173.8	4,549.9	4,524.7	4,606.7
Noncontrolling interests	12.4	14.2	2.2
Total stockholders’ equity	7,176.7	6,757.6	8,176.0	4,549.9	4,524.7	4,606.7
Total Liabilities and Stockholders’ Equity	$25,665.3	$25,373.6	$26,895.8	$42,103.0	$40,908.8	$41,398.1

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Six Months Ended April 30, 2016 and 2015
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2016	2015	2016	2015
Cash Flows from Operating Activities
Net income	$748.5	$1,077.7	$232.0	$326.6
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4.0	.3	31.1	14.8
Provision for depreciation and amortization	410.2	409.8	399.4	328.4
Impairment charges			49.7
Undistributed earnings of unconsolidated subsidiaries and affiliates	51.5	102.6	(1.0)	(.8)
Provision (credit) for deferred income taxes	(87.3)	(3.0)	180.6	120.8
Changes in assets and liabilities:
Trade receivables	(142.2)	(33.2)
Insurance receivables				333.4
Inventories	(136.7)	(656.8)
Accounts payable and accrued expenses	(107.9)	(219.2)	14.7	(336.8)
Accrued income taxes payable/receivable	.2	(82.1)	11.8	5.8
Retirement benefits	86.8	179.3	4.3	7.3
Other	(18.2)	75.8	40.7	(42.7)
Net cash provided by operating activities	808.9	851.2	963.3	756.8

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			8,699.2	8,998.2
Proceeds from maturities and sales of marketable securities	31.3	700.0	40.1	91.9
Proceeds from sales of equipment on operating leases			630.1	552.3
Proceeds from sale of business, net of cash sold				148.8
Cost of receivables acquired (excluding trade and wholesale)			(7,343.6)	(7,977.1)
Purchases of marketable securities	(63.1)		(49.1)	(33.9)
Purchases of property and equipment	(231.7)	(323.2)	(.9)	(1.1)
Cost of equipment on operating leases acquired			(1,567.7)	(1,203.4)
Increase in trade and wholesale receivables			(1,547.0)	(1,084.7)
Acquisitions of businesses, net of cash acquired	(198.9)
Other	(70.9)	(51.1)	53.6	(36.0)
Net cash provided by (used for) investing activities	(533.3)	325.7	(1,085.3)	(545.0)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(193.4)	84.6	231.7	1,062.4
Change in intercompany receivables/payables	290.8	960.7	(290.8)	(960.7)
Proceeds from long-term borrowings	133.5	7.0	3,143.1	2,505.2
Payments of long-term borrowings	(67.7)	(39.8)	(2,618.9)	(2,413.5)
Proceeds from issuance of common stock	11.1	86.1
Repurchases of common stock	(205.4)	(1,173.9)
Dividends paid	(383.2)	(415.8)	(277.1)	(419.6)
Excess tax benefits from share-based compensation	2.7	11.7
Other	(14.4)	(24.1)	2.9	13.2
Net cash provided by (used for) financing activities	(426.0)	(503.5)	190.9	(213.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	41.2	(79.7)	11.3	(24.1)

Net Increase (Decrease) in Cash and Cash Equivalents	(109.2)	593.7	80.2	(25.3)
Cash and Cash Equivalents at Beginning of Period	2,900.0	2,569.2	1,262.2	1,217.8
Cash and Cash Equivalents at End of Period	$2,790.8	$3,162.9	$1,342.4	$1,192.5

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease 15 to 20 percent for 2016. Industry sales in the European Union (EU)28 nations are forecast to be about the same to 5 percent lower. In South America, industry sales of tractors and combines are projected to decrease 15 to 20 percent. Asian sales are projected to be about the same to slightly lower. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to up 5 percent in 2016. The Company’s agriculture and turf segment sales were approximately the same in the second quarter and decreased 5 percent for the first six months and are forecast to decrease by about 8 percent for fiscal year 2016. Construction equipment markets reflect the impact of weak conditions in North America. In forestry, global industry sales are expected to be down 5 to 10 percent from last year’s strong levels. The Company’s construction and forestry segment sales decreased 16 percent in the second quarter and 20 percent for the first six months, and are forecast to be down about 13 percent for fiscal year 2016. Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $480 million in 2016.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the global economic recovery, the impact of sovereign debt, eurozone issues, capital market disruptions, trade agreements, changes in demand and pricing for used equipment, and geopolitical events. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results. Designing and producing products with engines that continue to meet high performance standards and increasingly stringent emissions regulations is one of the Company’s major priorities.

The Company’s second quarter results reflected the continuing impact of the downturn in the global farm economy and further weakness in the construction equipment sector. Although the full year forecast calls for lower results, the Company continues to perform at a much higher level than in previous downturns. The Company’s financial position remains strong and management believes the Company is well positioned to capitalize on growth opportunities that will deliver value to customers and investors in the future, while continuing to focus on streamlining operations to be more efficient and profitable.

2016 Compared with 2015

Net income attributable to Deere & Company was $495.4 million, or $1.56 per share, for the second quarter of 2016, compared with $690.5 million, or $2.03 per share, for the same period last year. For the first six months of 2016, net income attributable to Deere & Company was $749.8 million, or $2.36 per share, compared with $1,077 million, or $3.14 per share, last year. Worldwide net sales and revenues decreased 4 percent to $7,875 million for the second quarter this year, compared with $8,171 million a year ago, and decreased 8 percent to $13,400 million for the first six months, compared with $14,554 million last year. Net sales of the worldwide equipment operations declined 4 percent to $7,107 million for the second quarter and 9 percent to $11,876 million for the first six months, compared with $7,399 million and $13,004 million for the corresponding periods last year. Sales included price realization of 1 percent for both periods and an unfavorable currency translation effect of 2 percent for the quarter and 3 percent for the first six months. Equipment net sales in the U.S. and Canada decreased 6 percent for the second quarter and 11 percent for the first six months. Outside the U.S. and Canada, net sales decreased 1 percent for the second quarter and 4 percent for the first six months, with unfavorable currency translation effects of 4 percent and 7 percent for the respective periods.

The Company’s equipment operations reported operating profit of $688 million for the second quarter of 2016 and $902 million for the first six months, compared with $828 million and $1,242 million for the same periods last year. The declines for both periods were primarily due to lower shipment volumes, the unfavorable effects of foreign currency exchange and the impact of a less favorable product mix. These factors were partially offset by price realization, lower production costs, and lower selling and administrative and general expenses. Net income of the Company’s equipment operations was $393 million for the second quarter and $520 million for the first six months, compared with $524 million and $764 million for the corresponding periods of 2015.

The Company’s financial services operations reported net income attributable to Deere & Company of $102.6 million for the second quarter and $232.0 million for the first six months, compared with $169.8 million and $326.6 million for the same periods last year. Lower results for both periods were primarily due to higher losses on lease residual values, less favorable financing spreads and a higher provision for credit losses. Results for the first six months were also affected by the unfavorable effects of foreign currency exchange translation. Prior year results benefited from a gain on the sale of the crop insurance business.

Business Segment Results

•

Agriculture and Turf. Segment sales were approximately the same for the quarter and down 5 percent for six months. The decline year to date was due largely to lower shipment volumes. Results for both periods were impacted by the unfavorable effects of foreign currency translation, partially offset by price realization. Operating profit was $614 million for the quarter and $759 million year to date, compared with $639 million and $907 million, respectively, last year. Lower results for both periods were driven primarily by the unfavorable effects of foreign currency exchange, lower shipment volumes and a less favorable product mix, partially offset by price realization, lower production costs and lower selling, administrative and general expenses.

•

Construction and Forestry. Segment sales decreased 16 percent for the quarter and 20 percent for six months mainly as a result of lower shipment volumes and higher sales incentive costs. Operating profit was $74 million for the quarter and $143 million for six months, compared with $189 million and $335 million for the periods last year. Operating profit decreased for the quarter mainly due to lower shipment volumes, higher sales incentive costs and a less favorable product mix, partially offset by lower production costs and lower selling, administrative and general expenses. Six-month results decreased primarily due to lower shipment volumes and higher sales incentive costs, partially offset by lower selling, administrative and general expenses and lower production costs.

•

Financial Services. The operating profit of the financial services segment was $160 million for the second quarter and $354 million for the first six months of 2016, compared with $265 million and $498 million in the same periods last year. Lower results for both periods were primarily due to higher losses on lease residual values, less favorable financing spreads and a higher provision for credit losses. Results for the first six months were also affected by the unfavorable effects of foreign currency exchange translation. Prior year results benefited from a gain on the sale of the crop insurance business (see Note 19). Total financial services revenues, including intercompany revenues, increased 3 percent to $731 million in the current quarter from $709 million in the second quarter of 2015 and increased 1 percent to $1,414 million in the first six months this year compared to $1,407 million last year. The average balance of receivables and leases financed was approximately the same in the second quarter and 1 percent lower in the first six months of 2016, compared with the same periods last year. Interest expense increased 15 percent in the current quarter and 6 percent in the first six months of 2016, primarily as a result of higher average interest rates. The increase in the first six months was partially offset by lower average borrowings compared to last year. The financial services’ consolidated ratio of earnings to fixed charges was 2.27 to 1 for the second quarter this year, compared with 3.62 to 1 in the same period last year. The ratio was 2.47 to 1 for the first six months this year, compared to 3.33 to 1 for the same period last year.

The cost of sales to net sales ratios for the second quarter and first six months of 2016 were 77.8 percent and 78.9 percent, respectively, compared to 77.0 percent and 77.8 percent in the same periods last year. The increase for both periods was primarily due to the unfavorable effects of foreign currency exchange and a less favorable product mix, partially offset by price realization and lower production costs.

Other income decreased in the second quarter and first six months of 2016 primarily due to the gain on the sale of the Crop Insurance operations in the second quarter of 2015 (see Note 19). Selling, administrative and general expenses decreased in the second quarter and first six months primarily due to the effect of currency translation, lower incentive compensation expenses and lower pension and postretirement benefit expenses. Other operating expenses increased primarily due to higher depreciation on operating leases and higher losses on lease residual values.

Market Conditions and Outlook

Company equipment sales are projected to decrease about 9 percent for fiscal year 2016 and to be about 12 percent lower in the third quarter compared with year-ago periods. For fiscal 2016, net income attributable to Deere & Company is anticipated to be approximately $1,200 million. In May 2016, the Company sold a portion of its interest in SiteOne Landscapes, LLC and terminated a service agreement resulting in a total gain of approximately $76 million pretax or $48 million after-tax. This gain was considered in the fiscal year 2016 net income forecast.

•

Agriculture and Turf. The Company’s worldwide sales of agriculture and turf equipment are forecast to decrease by about 8 percent for fiscal year 2016, including a negative currency translation effect of about 2 percent. Industry sales for agricultural equipment in the U.S. and Canada are forecast to be down 15 to 20 percent for fiscal year 2016. The decline, reflecting the impact of low commodity prices and stagnant farm incomes, is expected to be most pronounced in the sale of higher-horsepower models. Full year 2016 industry sales in the EU28 are forecast to be approximately the same to 5 percent lower, with the decline attributable to low commodity prices and farm incomes, including continued pressure on the dairy sector. In South America, industry sales of tractors and combines are projected to decrease 15 to 20 percent mainly as a result of economic and political concerns in Brazil. Asian sales are projected to be about the same to down slightly, due in part to weakness in China. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same to up 5 percent for 2016. The Company’s sales are expected to benefit from new products and general economic growth.

•

Construction and Forestry. The Company’s worldwide sales of construction and forestry equipment are forecast to decrease about 13 percent for 2016, including a negative currency translation effect of about 1 percent. The forecast decline in sales largely reflects the impact of weak conditions in North America. In forestry, global industry sales are expected to decrease 5 to 10 percent from last year’s strong levels.

•

Financial Services. Fiscal year 2016 net income attributable to Deere & Company for the financial services segment is expected to be approximately $480 million. The outlook reflects less favorable financing spreads, higher losses on lease residual values and an increased provision for credit losses. Additionally, 2015 results benefited from a gain on the sale of the crop insurance business (see Note 19).

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

Consolidated

Negative cash flows from consolidated operating activities in the first six months of 2016 were $312 million. This resulted primarily from a seasonal increase in receivables related to sales and inventories and a decrease in accounts payable and accrued expenses, which were partially offset by net income adjusted for non-cash provisions and a change in net retirement benefits.  Cash inflows from investing activities were $210 million in the first six months of this year, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $674 million, partially offset by purchases of property and equipment of $233 million, acquisitions of businesses, net of cash acquired, of $199 million and purchases of marketable securities exceeding sales of marketable securities by $41 million. Positive cash flows from financing activities were $21 million in the first six months of 2016 primarily due to an increase in borrowings of $628 million, partially offset by dividends paid of $383 million and repurchases of common stock of $205 million. Cash and cash equivalents decreased $29 million during the first six months this year.

Negative cash flows from consolidated operating activities in the first six months of 2015 were $155 million. This resulted primarily from a seasonal increase in inventories, an increase in receivables related to sales, a decrease in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable, which were partially offset by net income adjusted for non-cash provisions, a decrease in insurance receivables prior to the Crop Insurance operations sale and a change in net retirement benefits. Cash inflows from investing activities were $1,152 million in the first six months of last year, primarily due to proceeds from maturities and sales exceeding purchases of marketable securities by $758 million, collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $628 million, proceeds from sales of businesses, net of cash sold, of $149 million, partially offset by purchases of property and equipment of $324 million. Negative cash flows from financing activities were $325 million in the first six months of 2015, primarily due to repurchases of common stock of $1,174 million, dividends paid of $416 million, partially offset by an increase in borrowings of $1,206 million and proceeds from issuance of common stock of $86 million (resulting from the exercise of stock options). Cash and cash equivalents increased $568 million during the first six months last year.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at April 30, 2016, October 31, 2015 and April 30, 2015 was $3,006 million, $2,968 million and $3,570 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,609 million, $4,600 million and $4,748 million, respectively. The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $2,148 million, $1,588 million and $824 million at April 30, 2016, October 31, 2015 and April 30, 2015, respectively.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $7,220 million at April 30, 2016, $3,994 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at April 30, 2016 were long-term credit facility agreements of $2,900 million expiring in April 2020, and $2,900 million expiring in April 2021. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at April 30, 2016 was $9,110 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $16,918 million at April 30, 2016. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $1,848 million during the first six months of 2016, primarily due to a seasonal increase. These receivables increased $182 million, compared to a year ago. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 20 percent at April 30, 2016, compared to 12 percent at October 31, 2015 and 16 percent at April 30, 2015. Agriculture and turf trade receivables increased $388 million and construction and forestry trade receivables decreased $206 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at April 30, 2016, October 31, 2015 and April 30, 2015.

Deere & Company stockholders’ equity was $7,164 million at April 30, 2016, compared with $6,743 million at October 31, 2015 and $8,174 million at April 30, 2015. The increase of $421 million during the first six months of 2016 resulted primarily from net income attributable to Deere & Company of $750 million, a change in cumulative translation adjustment of $154 million, a change in the retirement benefits adjustment of $57 million and an increase in common stock of $36 million, which were partially offset by dividends declared of $380 million and an increase in treasury stock of $196 million.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first six months of 2016 was $809 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions and a change in net retirement benefits. Partially offsetting these operating cash inflows were cash outflows from a seasonal increase in trade receivables and inventories, and a decrease in accounts payable and accrued expenses. Cash and cash equivalents decreased $109 million in the first six months of 2016.

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

Trade receivables held by the equipment operations increased $146 million during the first six months and decreased $50 million from a year ago. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $244 million during the first six months, primarily due to a seasonal increase and acquisitions (see Note 18). Inventories decreased $563 million, compared to a year ago, primarily due to lower production volumes, partially offset by acquisitions. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 28 percent at April 30, 2016, compared to 26 percent at October 31, 2015 and 27 percent at April 30, 2015.

Total interest-bearing debt of the equipment operations was $4,803 million at April 30, 2016, compared with $4,925 million at the end of fiscal year 2015 and $5,039 million at April 30, 2015. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 40 percent, 42 percent and 38 percent at April 30, 2016, October 31, 2015 and April 30, 2015, respectively.

Property and equipment cash expenditures for the equipment operations in the first six months of 2016 were $232 million, compared with $323 million in the same period last year. Capital expenditures for the equipment operations in 2016 are estimated to be approximately $725 million.

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

During the first six months of 2016, the cash provided by operating activities was used primarily to increase trade and wholesale receivables. Cash flows provided by operating activities, including intercompany cash flows, were $963 million in the first six months. Cash used for investing activities totaled $1,085 million in the first six months of 2016 primarily due to an increase in trade and wholesale receivables of $1,547 million, partially offset by the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $418 million. Cash provided by financing activities totaled $191 million, resulting primarily from an increase in external borrowings of $756 million, partially offset by a decrease in borrowings from Deere & Company of $291 million and dividends paid to Deere & Company of $277 million. Cash and cash equivalents increased $80 million in the first six months of 2016.

During the first six months of 2015, the cash provided by operating activities was used primarily to increase trade and wholesale receivables. Cash flows provided by operating activities, including intercompany cash flows, were $757 million in the first six months of 2015. Cash used for investing activities totaled $545 million in the first six months of 2015 primarily due to an increase in trade and wholesale receivables of $1,085 million, partially offset by the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of these receivables and cost of equipment on operating leases acquired by $370 million, proceeds from sale of business, net of cash sold, of $149 million and proceeds from maturities and sales exceeding purchases of marketable securities by $58 million. Cash used for financing activities totaled $213 million, resulting primarily from a decrease in borrowings from Deere & Company of $961 million and dividends paid to Deere & Company of $420 million, partially offset by an increase in external borrowings of $1,154 million. Cash and cash equivalents decreased $25 million in the first six months of 2015.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases. Total receivables and leases increased $968 million during the first six months of 2016 and $300 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 3 percent lower in the first six months of 2016, compared with the same period last year, as volumes of financing leases and retail notes were lower, while volumes of operating leases and revolving charge accounts were higher. The amount of total trade receivables and wholesale notes increased compared to October 31, 2015 and decreased compared to April 30, 2015. Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $39,157 million at April 30, 2016, compared with $38,188 million at October 31, 2015 and $38,876 million at April 30, 2015. At April 30, 2016, the unpaid balance of all receivables administered, but not owned, was $23 million, compared with $22 million at October 31, 2015 and $42 million at April 30, 2015.

Total external interest-bearing debt of the financial services operations was $33,063 million at April 30, 2016, compared with $31,925 million at the end of fiscal year 2015 and $32,276 million at April 30, 2015. Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.7 to 1 at April 30, 2016, compared with 7.6 to 1 at October 31, 2015 and 7.6 to 1 at April 30, 2015.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11). At April 30, 2016, this facility had a total capacity, or “financing limit,” of $3,880 million of secured financings at any time. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At April 30, 2016, $1,931 million of secured short-term borrowings was outstanding under the agreement.

In the first six months of 2016, the financial services operations issued $1,451 million and retired $1,399 million of retail note securitization borrowings. In addition, during the first six months of 2016, the financial services operations issued $3,143 million and retired $2,619 million of long-term borrowings, which were primarily medium-term notes.

Dividends and Other Events

The Company’s Board of Directors at its meeting on May 25, 2016 declared a quarterly dividend of $.60 per share payable August 1, 2016, to stockholders of record on June 30, 2016.

In May 2016, the Company’s financial services operations entered into a retail note securitization using its bank conduit facility that resulted in securitization borrowings of approximately $980 million.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of April 30, 2016, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of 2016 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Feb 1 to Feb 29				39.9

Mar 1 to Mar 31				39.9

Apr 1 to Apr 30	1,242	$78.19	1,242	38.8

Total	1,242		1,242
(1)

During the second quarter of 2016, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under these plans was based on the end of the second quarter closing share price of $84.11 per share. At the end of the second quarter of 2016, $3,260 million of common stock remained to be purchased under the plans.

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

DEERE & COMPANY

Date:	May 26, 2016	By:	/s/ R. Kalathur
R. Kalathur Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws as amended (Exhibit 3.2 to Form 10-Q of registrant for the quarterly period ended January 31, 2015*)

12	Computation of ratio of earnings to fixed charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.