Form 10-Q
period 2016-07-31
DEERE & CO
filed 2016-09-01
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Yes           No    X

At July 31, 2016, 314,422,919 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 51

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended July 31, 2016 and 2015
(In millions of dollars and shares except per share amounts) Unaudited
	2016	2015
Net Sales and Revenues
Net sales	$5,861.4	$6,839.5
Finance and interest income	638.5	596.7
Other income	224.5	157.5
Total	6,724.4	7,593.7

Costs and Expenses
Cost of sales	4,494.2	5,358.0
Research and development expenses	338.8	346.8
Selling, administrative and general expenses	709.0	755.3
Interest expense	200.7	171.5
Other operating expenses	276.6	223.6
Total	6,019.3	6,855.2

Income of Consolidated Group before Income Taxes	705.1	738.5
Provision for income taxes	226.5	241.0
Income of Consolidated Group	478.6	497.5
Equity in income of unconsolidated affiliates	10.0	14.2
Net Income	488.6	511.7
Less: Net income (loss) attributable to noncontrolling interests	(.2)	.1
Net Income Attributable to Deere & Company	$488.8	$511.6

Per Share Data
Basic	$1.55	$1.54
Diluted	$1.55	$1.53

Average Shares Outstanding
Basic	314.3	331.4
Diluted	315.7	334.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended July 31, 2016 and 2015
(In millions of dollars) Unaudited
	2016	2015

Net Income	$488.6	$511.7

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	30.3	41.3
Cumulative translation adjustment	(99.5)	(255.9)
Unrealized loss on derivatives	(.2)	(.8)
Unrealized gain on investments	6.0	1.5
Other Comprehensive Income (Loss), Net of Income Taxes	(63.4)	(213.9)

Comprehensive Income of Consolidated Group	425.2	297.8
Less: Comprehensive loss attributable to noncontrolling interests	(.2)
Comprehensive Income Attributable to Deere & Company	$425.4	$297.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended July 31, 2016 and 2015
(In millions of dollars and shares except per share amounts) Unaudited
	2016	2015
Net Sales and Revenues
Net sales	$17,737.1	$19,843.1
Finance and interest income	1,849.0	1,766.7
Other income	538.3	537.7
Total	20,124.4	22,147.5

Costs and Expenses
Cost of sales	13,865.3	15,472.8
Research and development expenses	1,003.1	1,021.1
Selling, administrative and general expenses	2,016.8	2,154.2
Interest expense	564.9	517.1
Other operating expenses	884.7	659.1
Total	18,334.8	19,824.3

Income of Consolidated Group before Income Taxes	1,789.6	2,323.2
Provision for income taxes	559.9	735.6
Income of Consolidated Group	1,229.7	1,587.6
Equity in income of unconsolidated affiliates	7.3	1.8
Net Income	1,237.0	1,589.4
Less: Net income (loss) attributable to noncontrolling interests	(1.6)	.6
Net Income Attributable to Deere & Company	$1,238.6	$1,588.8

Per Share Data
Basic	$3.93	$4.71
Diluted	$3.91	$4.67

Average Shares Outstanding
Basic	315.4	337.3
Diluted	316.7	339.9

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Nine Months Ended July 31, 2016 and 2015
(In millions of dollars) Unaudited
	2016	2015

Net Income	$1,237.0	$1,589.4

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	87.5	104.5
Cumulative translation adjustment	54.3	(832.9)
Unrealized gain (loss) on derivatives	.8	(1.0)
Unrealized gain on investments	4.7	4.6
Other Comprehensive Income (Loss), Net of Income Taxes	147.3	(724.8)

Comprehensive Income of Consolidated Group	1,384.3	864.6
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1.5)	.2
Comprehensive Income Attributable to Deere & Company	$1,385.8	$864.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	July 31	October 31	July 31
	2016	2015	2015
Assets
Cash and cash equivalents	$4,321.0	$4,162.2	$4,130.8
Marketable securities	468.9	437.4	421.1
Receivables from unconsolidated affiliates	18.7	33.3	43.2
Trade accounts and notes receivable - net	3,924.6	3,051.1	4,220.4
Financing receivables - net	22,594.8	24,809.0	24,973.4
Financing receivables securitized - net	5,947.4	4,834.6	4,737.8
Other receivables	811.9	991.2	823.1
Equipment on operating leases - net	5,602.7	4,970.4	4,426.0
Inventories	3,851.3	3,817.0	4,319.0
Property and equipment - net	5,047.3	5,181.5	5,126.4
Investments in unconsolidated affiliates	246.2	303.5	310.6
Goodwill	823.6	726.0	715.9
Other intangible assets - net	109.5	63.6	57.8
Retirement benefits	323.1	215.6	335.0
Deferred income taxes	2,612.6	2,767.3	2,705.0
Other assets	1,902.8	1,583.9	1,586.7
Total Assets	$58,606.4	$57,947.6	$58,932.2

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$7,362.1	$8,426.6	$9,347.9
Short-term securitization borrowings	5,728.9	4,590.0	4,595.4
Payables to unconsolidated affiliates	74.2	80.6	73.7
Accounts payable and accrued expenses	6,799.5	7,311.5	7,235.8
Deferred income taxes	172.3	160.8	150.9
Long-term borrowings	24,128.4	23,832.8	23,200.9
Retirement benefits and other liabilities	6,886.9	6,787.7	6,602.6
Total liabilities	51,152.3	51,190.0	51,207.2

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest (Note 18)	14.4

Stockholders’ Equity
Common stock, $1 par value (issued shares at July 31, 2016 – 536,431,204)	3,883.9	3,825.6	3,806.5
Common stock in treasury	(15,688.3)	(15,497.6)	(14,562.5)
Retained earnings	23,815.0	23,144.8	22,986.5
Accumulated other comprehensive income (loss)	(4,582.2)	(4,729.4)	(4,507.4)
Total Deere & Company stockholders’ equity	7,428.4	6,743.4	7,723.1
Noncontrolling interests	11.3	14.2	1.9
Total stockholders’ equity	7,439.7	6,757.6	7,725.0
Total Liabilities and Stockholders’ Equity	$58,606.4	$57,947.6	$58,932.2

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 31, 2016 and 2015
(In millions of dollars) Unaudited
	2016	2015
Cash Flows from Operating Activities
Net income	$1,237.0	$1,589.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	70.3	35.4
Provision for depreciation and amortization	1,158.4	1,029.2
Impairment charges	49.7
Share-based compensation expense	51.8	47.7
Undistributed earnings of unconsolidated affiliates	.7	(5.2)
Provision for deferred income taxes	155.5	73.0
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(588.1)	(598.0)
Insurance receivables		333.4
Inventories	(380.1)	(941.5)
Accounts payable and accrued expenses	(461.9)	(594.6)
Accrued income taxes payable/receivable	78.3	(58.1)
Retirement benefits	145.8	293.4
Other	(197.5)	(12.3)
Net cash provided by operating activities	1,319.9	1,191.8

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	11,312.7	11,517.9
Proceeds from maturities and sales of marketable securities	139.2	833.0
Proceeds from sales of equipment on operating leases	916.6	773.7
Proceeds from sales of business and unconsolidated affiliates, net of cash sold	81.1	149.2
Cost of receivables acquired (excluding receivables related to sales)	(10,423.4)	(11,162.9)
Purchases of marketable securities	(149.9)	(100.8)
Purchases of property and equipment	(387.0)	(461.4)
Cost of equipment on operating leases acquired	(1,730.6)	(1,355.7)
Acquisitions of businesses, net of cash acquired	(198.9)
Other	77.8	(23.4)
Net cash provided by (used for) investing activities	(362.4)	169.6

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(133.7)	1,805.2
Proceeds from long-term borrowings	4,115.2	3,639.8
Payments of long-term borrowings	(3,977.3)	(3,980.1)
Proceeds from issuance of common stock	17.5	170.4
Repurchases of common stock	(205.4)	(1,833.9)
Dividends paid	(572.6)	(617.9)
Excess tax benefits from share-based compensation	3.8	18.5
Other	(53.6)	(56.9)
Net cash used for financing activities	(806.1)	(854.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	7.4	(162.7)

Net Increase in Cash and Cash Equivalents	158.8	343.8
Cash and Cash Equivalents at Beginning of Period	4,162.2	3,787.0
Cash and Cash Equivalents at End of Period	$4,321.0	$4,130.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Nine Months Ended July 31, 2015 and 2016
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Balance October 31, 2014	$9,065.5	$3,675.4	$(12,834.2)	$22,004.4	$(3,783.0)	$2.9
Net income	1,589.4			1,588.8		.6
Other comprehensive loss	(724.8)				(724.4)	(.4)
Repurchases of common stock	(1,833.9)		(1,833.9)
Treasury shares reissued	105.6		105.6
Dividends declared	(607.7)			(606.4)		(1.3)
Stock options and other	130.9	131.1		(.3)		.1
Balance July 31, 2015	$7,725.0	$3,806.5	$(14,562.5)	$22,986.5	$(4,507.4)	$1.9

Balance October 31, 2015	$6,757.6	$3,825.6	$(15,497.6)	$23,144.8	$(4,729.4)	$14.2
Net income (loss)	1,236.6			1,238.6		(2.0)	$.4
Other comprehensive income	147.3				147.2	.1
Repurchases of common stock	(205.4)		(205.4)
Treasury shares reissued	14.7		14.7
Dividends declared	(569.2)			(568.3)		(.9)
Acquisition (Note 18)							14.0
Stock options and other	58.1	58.3		(.1)		(.1)
Balance July 31, 2016	$7,439.7	$3,883.9	$(15,688.3)	$23,815.0	$(4,582.2)	$11.3	$14.4

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal year 2016 and 2015 were July 31, 2016 and August 2, 2015, respectively. Both periods contained 13 weeks. For ease of presentation, the consolidated financial statements and notes continue to be dated July 31.

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows. The Company transferred inventory to equipment on operating leases of approximately $440 million and $468 million in the first nine months of 2016 and 2015, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $40 million and $42 million at July 31, 2016 and 2015, respectively.

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

New accounting standards to be adopted are as follows:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, which amends ASU No. 2014-09. As a result, the effective date will be the first quarter of fiscal year 2019 with early adoption permitted in the first quarter of fiscal year 2018. In March 2016, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends ASU 2014-09. ASU No. 2016-08 provides additional guidance for revenue transactions that involve a third party in providing goods or services to a customer. The reporting entity must determine if the obligation to the customer is to provide the goods or services, i.e., as the principal, or to arrange for a third party to provide the goods or services, i.e., as the agent. In April 2016, the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which amends ASU 2014-09. ASU No. 2016-10 clarifies that goods or services that are immaterial in the context of the contract are not required to be identified as separate performance obligations. In addition, the ASU provides an accounting policy election to treat shipping and handling activities as a fulfillment cost and not part of the revenue transaction. The ASU also provides guidance regarding licensing arrangements to determine whether the license grants the right to use functional or symbolic intellectual property. Revenue for licenses of functional intellectual property, such as software, is generally recognized at a point in time, while revenue for licenses of symbolic intellectual property, such as tradenames, is generally recognized over time. In May 2016, the FASB issued ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends ASU 2014-09. This ASU clarifies the requirement to assess collectability of contract consideration, clarifies the treatment of noncash consideration and provides a policy election to exclude from revenue amounts collected from customers for sales and similar taxes. The adoption will use one of two retrospective application methods. The Company plans to adopt the ASU effective the first quarter of fiscal year 2019 and is evaluating the potential effects on the consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASU is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach. The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. The Company is evaluating the potential effects on the consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments - Credit Losses. This ASU requires that financial assets measured at amortized cost be presented at the net amount to be collected. To determine this amount, the ASU revises the measurement of credit losses from an incurred loss methodology to an expected loss methodology that requires consideration of historical information and supportable forecasts to determine credit loss estimates. The ASU affects trade receivables, debt securities, net investment in leases and most other financial assets that represent a right to receive cash. The treatment for available for sale debt securities is also modified by presenting credit losses as an allowance rather than as a write-down. Additional disclosures about significant estimates and credit quality are also required. The effective date will be the first quarter of fiscal year 2021, with early adoption permitted beginning in fiscal year 2020. The ASU will be adopted using a modified-retrospective approach. The Company is evaluating the potential effects on the consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted. The ASU should be adopted using a retrospective transition approach. The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)  The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Investments	Income (Loss)
Balance October 31, 2014	$(3,493)	$(303)		$13	$(3,783)
Other comprehensive income (loss) items before reclassification	(23)	(832)	$(5)	9	(851)
Amounts reclassified from accumulated other comprehensive income	127		4	(4)	127
Net current period other comprehensive income (loss)	104	(832)	(1)	5	(724)
Balance July 31, 2015	$(3,389)	$(1,135)	$(1)	$18	$(4,507)

Balance October 31, 2015	$(3,501)	$(1,238)	$(2)	$12	$(4,729)
Other comprehensive income (loss) items before reclassification	(23)	54	(2)	7	36
Amounts reclassified from accumulated other comprehensive income	110		3	(2)	111
Net current period other comprehensive income (loss)	87	54	1	5	147
Balance July 31, 2016	$(3,414)	$(1,184)	$(1)	$17	$(4,582)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 31, 2016	Amount	Credit	Amount
Cumulative translation adjustment	$(100)	$1	$(99)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1)		(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1		1
Net unrealized gain (loss) on derivatives
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	11	(4)	7
Reclassification of realized (gain) loss – Other income	(2)	1	(1)
Net unrealized gain (loss) on investments	9	(3)	6
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(7)	2	(5)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	51	(19)	32
Prior service (credit) cost	4	(1)	3
Settlements/curtailments	1	(1)
Health care and life insurance
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	18	(6)	12
Prior service (credit) cost	(19)	7	(12)
Net unrealized gain (loss) on retirement benefits adjustments	48	(18)	30
Total other comprehensive income (loss)	$(43)	$(20)	$(63)

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 31, 2016	Amount	Credit	Amount
Cumulative translation adjustment	$54		$54
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(3)	$1	(2)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	6	(2)	4
Foreign exchange contracts – Other operating expense	(1)		(1)
Net unrealized gain (loss) on derivatives	2	(1)	1
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	10	(3)	7
Reclassification of realized (gain) loss – Other income	(3)	1	(2)
Net unrealized gain (loss) on investments	7	(2)	5
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(24)	8	(16)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	155	(57)	98
Prior service (credit) cost	12	(4)	8
Settlements/curtailments	10	(4)	6
Health care and life insurance
Net actuarial gain (loss)	(11)	4	(7)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	55	(20)	35
Prior service (credit) cost	(58)	21	(37)
Net unrealized gain (loss) on retirement benefits adjustments	139	(52)	87
Total other comprehensive income (loss)	$202	$(55)	$147

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 31, 2015	Amount	Credit	Amount
Cumulative translation adjustment	$(256)	$1	$(255)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(4)	2	(2)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3	(1)	2
Foreign exchange contracts – Other operating expense	(1)		(1)
Net unrealized gain (loss) on derivatives	(2)	1	(1)
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	6	(3)	3
Reclassification of realized (gain) loss – Other income	(3)	1	(2)
Net unrealized gain (loss) on investments	3	(2)	1
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(4)	1	(3)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	55	(20)	35
Prior service (credit) cost	7	(2)	5
Settlements/curtailments	4	(2)	2
Health care and life insurance
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	22	(8)	14
Prior service (credit) cost	(19)	7	(12)
Net unrealized gain (loss) on retirement benefits adjustments	65	(24)	41
Total other comprehensive income (loss)	$(190)	$(24)	$(214)

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

In the third quarter of 2016 and 2015, the noncontrolling interests’ comprehensive income (loss) was $(.2) million and none, respectively, which consisted of net income (loss) of $(.2) million and $.1 million and cumulative translation adjustments of none and $(.1) million, respectively.

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 31, 2015	Amount	Credit	Amount
Cumulative translation adjustment	$(831)	$(1)	$(832)
Unrealized gain (loss) on derivatives:
Unrealized hedging (loss)	(8)	3	(5)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	9	(3)	6
Foreign exchange contracts – Other operating expense	(3)	1	(2)
Net unrealized gain (loss) on derivatives	(2)	1	(1)
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	14	(5)	9
Reclassification of realized (gain) loss – Other income	(7)	3	(4)
Net unrealized gain (loss) on investments	7	(2)	5
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(21)	7	(14)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	165	(60)	105
Prior service (credit) cost	19	(7)	12
Settlements/curtailments	5	(2)	3
Health care and life insurance
Net actuarial gain (loss)	(12)	3	(9)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	68	(25)	43
Prior service (credit) cost	(57)	21	(36)
Net unrealized gain (loss) on retirement benefits adjustments	167	(63)	104
Total other comprehensive income (loss)	$(659)	$(65)	$(724)

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

In the first nine months of 2016 and 2015, the noncontrolling interests’ comprehensive income (loss) was $(1.5) million and $.2 million, respectively, which consisted of net income (loss) of $(1.6) million and $.6 million and cumulative translation adjustments of $.1 million and $(.4) million, respectively.

(5)  Dividends declared and paid on a per share basis were as follows:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2016	2015	2016	2015
Dividends declared	$.60	$.60	$1.80	$1.80
Dividends paid	$.60	$.60	$1.80	$1.80

(6)  A  reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2016	2015	2016	2015
Net income attributable to Deere & Company	$488.8	$511.6	$1,238.6	$1,588.8
Less income allocable to participating securities	.3	.2	.6	.6
Income allocable to common stock	$488.5	$511.4	$1,238.0	$1,588.2
Average shares outstanding	314.3	331.4	315.4	337.3
Basic per share	$1.55	$1.54	$3.93	$4.71

Average shares outstanding	314.3	331.4	315.4	337.3
Effect of dilutive share-based compensation	1.4	2.7	1.3	2.6
Total potential shares outstanding	315.7	334.1	316.7	339.9
Diluted per share	$1.55	$1.53	$3.91	$4.67

During the third quarter and first nine months of 2016, 11.9 million shares in both periods were excluded from the computation because the incremental shares under the treasury stock method would have been antidilutive. For both periods of 2015, all stock options outstanding were included in the above per share computation.

(7)  The Company has several defined benefit pension plans and defined postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2016	2015	2016	2015
Service cost	$64	$70	$190	$212
Interest cost	98	118	293	356
Expected return on plan assets	(194)	(192)	(581)	(577)
Amortization of actuarial loss	51	55	155	165
Amortization of prior service cost	4	7	12	19
Settlements/curtailments	1	4	10	5
Net cost	$24	$62	$79	$180

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2016	2015	2016	2015
Service cost	$9	$12	$28	$35
Interest cost	51	65	153	194
Expected return on plan assets	(8)	(14)	(26)	(42)
Amortization of actuarial loss	18	22	55	68
Amortization of prior service credit	(19)	(19)	(58)	(57)
Net cost	$51	$66	$152	$198

During the first nine months of 2016, the Company contributed approximately $64 million to its pension plans and $24 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $16 million to its pension plans and $2 million to its other postretirement benefit plans during the remainder of fiscal year 2016. These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

Beginning in 2016, the Company changed the method used to estimate the service and interest cost components of the net periodic pension and other postretirement benefit costs. The new method uses the spot yield curve approach to estimate the service and interest costs by applying the specific spot rates along the yield curve used to determine the benefit obligations to relevant projected cash outflows. Previously, those costs were determined using a single weighted-average discount rate. The change does not affect the measurement of the total benefit obligations as the change in service and interest costs offsets in the actuarial gains and losses recorded in other comprehensive income. The new method provides a more precise measure of interest and service costs by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The Company accounted for this change as a change in estimate prospectively beginning in the first quarter of 2016. The discount rates used to measure the 2016 service costs are 4.3 percent and 5.0 percent for pension and other postretirement employee benefit obligations (OPEB), respectively. The discount rates used to measure the 2016 interest costs are 3.4 percent and 3.5 percent for pension and OPEB, respectively. The previous method would have used a discount rate for both service and interest costs of 4.1 percent for pension and 4.3 percent for OPEB. The decrease in the fiscal year 2016 service and interest costs is approximately $175 million compared to the previous method.

(8)  The Company’s unrecognized tax benefits at July 31, 2016 were $192 million, compared to $229 million at October 31, 2015. The liability at July 31, 2016 consisted of approximately $72 million, which would affect the effective tax rate if it was recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first nine months of 2016 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(9)  Worldwide net sales and revenues, operating profit and identifiable assets by segment in millions of dollars follow:

	Three Months Ended July 31			Nine Months Ended July 31
			%			%
	2016	2015	Change	2016	2015	Change
Net sales and revenues:
Agriculture and turf	$4,704	$5,308	-11	$14,046	$15,155	-7
Construction and forestry	1,157	1,532	-24	3,691	4,688	-21
Total net sales	5,861	6,840	-14	17,737	19,843	-11
Financial services	667	636	+5	1,954	1,937	+1
Other revenues	196	118	+66	433	367	+18
Total net sales and revenues	$6,724	$7,594	-11	$20,124	$22,147	-9
Operating profit: *
Agriculture and turf	$571	$472	+21	$1,329	$1,378	-4
Construction and forestry	54	129	-58	197	464	-58
Financial services	191	239	-20	545	737	-26
Total operating profit	816	840	-3	2,071	2,579	-20
Reconciling items **	(100)	(87)	+15	(272)	(254)	+7
Income taxes	(227)	(241)	-6	(560)	(736)	-24
Net income attributable to Deere & Company	$489	$512	-4	$1,239	$1,589	-22

Intersegment sales and revenues:
Agriculture and turf net sales	$8	$19	-58	$25	$44	-43
Construction and forestry net sales				1	1
Financial services	52	60	-13	179	165	+8

Equipment operations outside the U.S. and Canada:
Net sales	$2,337	$2,642	-12	$6,643	$7,144	-7
Operating profit	193	195	-1	445	503	-12

	July 31	October 31
	2016	2015
Identifiable assets:
Agriculture and turf	$8,600	$8,332	+3
Construction and forestry	3,113	3,295	-6
Financial services	41,627	40,909	+2
Corporate	5,266	5,412	-3
Total assets	$58,606	$57,948	+1

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	July 31, 2016
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$145	$60	$81	$286
Construction and forestry	74	36	26	136
Other:
Agriculture and turf	28	9	11	48
Construction and forestry	14	6	3	23
Total	$261	$111	$121	$493

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$286	$194	$17,278	$17,758
Construction and forestry	136	36	2,535	2,707
Other:
Agriculture and turf	48	9	7,212	7,269
Construction and forestry	23	7	949	979
Total	$493	$246	$27,974	28,713
Less allowance for credit losses				171
Total financing receivables - net				$28,542

	October 31, 2015
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$112	$54	$47	$213
Construction and forestry	64	29	12	105
Other:
Agriculture and turf	26	12	4	42
Construction and forestry	13	5	3	21
Total	$215	$100	$66	$381

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$213	$98	$18,574	$18,885
Construction and forestry	105	21	2,556	2,682
Other:
Agriculture and turf	42	13	7,175	7,230
Construction and forestry	21	10	973	1,004
Total	$381	$142	$29,278	29,801
Less allowance for credit losses				157
Total financing receivables - net				$29,644

	July 31, 2015
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$108	$44	$54	$206
Construction and forestry	65	20	14	99
Other:
Agriculture and turf	20	12	7	39
Construction and forestry	10	4	4	18
Total	$203	$80	$79	$362

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$206	$112	$18,354	$18,672
Construction and forestry	99	20	2,538	2,657
Other:
Agriculture and turf	39	12	7,453	7,504
Construction and forestry	18	8	1,009	1,035
Total	$362	$152	$29,354	29,868
Less allowance for credit losses				157
Total financing receivables - net				$29,711

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended July 31, 2016
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$102	$40	$23	$165
Provision	11	22	1	34
Write-offs	(10)	(27)	(2)	(39)
Recoveries	3	6		9
Translation adjustments	2			2
End of period balance *	$108	$41	$22	$171

	Nine Months Ended July 31, 2016
Allowance:
Beginning of period balance	$95	$40	$22	$157
Provision	28	35	3	66
Write-offs	(29)	(49)	(3)	(81)
Recoveries	8	15		23
Translation adjustments	6			6
End of period balance *	$108	$41	$22	$171
Financing receivables:
End of period balance	$20,465	$2,997	$5,251	$28,713
Balance individually evaluated **	$90	$2	$16	$108

	Three Months Ended July 31, 2015
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$99	$41	$23	$163
Provision	4	14	1	19
Write-offs	(8)	(18)	(1)	(27)
Recoveries	3	4		7
Translation adjustments	(4)		(1)	(5)
End of period balance *	$94	$41	$22	$157

	Nine Months Ended July 31, 2015
Allowance:
Beginning of period balance	$109	$41	$25	$175
Provision	9	22	2	33
Write-offs	(17)	(34)	(2)	(53)
Recoveries	7	12	1	20
Translation adjustments	(14)		(4)	(18)
End of period balance *	$94	$41	$22	$157
Financing receivables:
End of period balance	$21,329	$2,680	$5,859	$29,868
Balance individually evaluated **	$19	$3	$9	$31

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
July 31, 2016*
Receivables with specific allowance **	$31	$29	$7	$28
Receivables without a specific allowance ***	21	21		19
Total	$52	$50	$7	$47
Agriculture and turf	$32	$30	$7	$30
Construction and forestry	$20	$20		$17

October 31, 2015*
Receivables with specific allowance **	$14	$13	$2	$13
Receivables without a specific allowance ***	14	14		20
Total	$28	$27	$2	$33
Agriculture and turf	$19	$18	$2	$20
Construction and forestry	$9	$9		$13

July 31, 2015*
Receivables with specific allowance **	$5	$4	$1	$8
Receivables without a specific allowance ***	20	19		21
Total	$25	$23	$1	$29
Agriculture and turf	$12	$11	$1	$16
Construction and forestry	$13	$12		$13

*   Finance income recognized was not material.

**  Primarily retail notes.

***   Primarily retail notes and wholesale receivables.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first nine months of 2016, the Company identified 67 financing receivable contracts, primarily wholesale receivables, as troubled debt restructurings with aggregate balances of $9.0 million pre-modification and $8.4 million post-modification. During the first nine months of 2015, there were 76 financing receivable contracts, primarily retail notes, identified as troubled debt restructurings with aggregate balances of $2.2 million pre-modification and $1.7 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At July 31, 2016, the Company had commitments to lend approximately $23 million to borrowers whose accounts were modified in troubled debt restructurings.

(11)  Securitization of financing receivables:

The Company, as a part of its overall funding strategy, periodically transfers certain financing receivables (retail notes) into variable interest entities (VIEs) that are special purpose entities (SPEs), or non-VIE banking operations, as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes does not meet the criteria of sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. Use of the assets held by the SPEs or the non-VIEs is restricted by terms of the documents governing the securitization transactions.

In securitizations of retail notes related to secured borrowings, the retail notes are transferred to certain SPEs or to non-VIE banking operations, which in turn issue debt to investors. The resulting secured borrowings are recorded as “Short-term securitization borrowings” on the balance sheet. The securitized retail notes are recorded as “Financing receivables securitized – net” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the financing receivables securitized less an allowance for credit losses, and other assets primarily representing restricted cash. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses and other assets) of the consolidated SPEs totaled $3,211 million, $3,006 million and $2,639 million at July 31, 2016, October 31, 2015 and July 31, 2015, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $3,100 million, $2,743 million and $2,534 million at July 31, 2016, October 31, 2015 and July 31, 2015, respectively. In the fourth quarter of 2015, as part of a receivable transfer, the company retained $228 million of securitization borrowings, with no balance at July 31, 2016 and $189 million at October 31, 2015. This amount is not shown as a liability above as the borrowing is not outstanding to a third party. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $753 million, $249 million and $284 million at July 31, 2016, October 31, 2015 and July 31, 2015, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $692 million, $238 million and $265 million at July 31, 2016, October 31, 2015 and July 31, 2015, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and, therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $2,113 million, $1,689 million and $1,923 million at July 31, 2016, October 31, 2015 and July 31, 2015, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,940 million, $1,611 million and $1,798 million at July 31, 2016, October 31, 2015 and July 31, 2015, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

July 31, 2016
Carrying value of liabilities	$1,940
Maximum exposure to loss	2,113

The total assets of unconsolidated VIEs related to securitizations were approximately $46 billion at July 31, 2016.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	July 31	October 31	July 31
	2016	2015	2015
Financing receivables securitized (retail notes)	$5,961	$4,848	$4,751
Allowance for credit losses	(14)	(13)	(13)
Other assets	130	109	108
Total restricted securitized assets	$6,077	$4,944	$4,846

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	July 31	October 31	July 31
	2016	2015	2015
Short-term securitization borrowings	$5,729	$4,590	$4,595
Accrued interest on borrowings	3	2	2
Total liabilities related to restricted securitized assets	$5,732	$4,592	$4,597

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At July 31, 2016, the maximum remaining term of all restricted securitized retail notes was approximately seven years.

(12)  Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	July 31	October 31	July 31
	2016	2015	2015
Raw materials and supplies	$1,394	$1,559	$1,587
Work-in-process	460	450	522
Finished goods and parts	3,395	3,234	3,701
Total FIFO value	5,249	5,243	5,810
Less adjustment to LIFO value	1,398	1,426	1,491
Inventories	$3,851	$3,817	$4,319

(13)  The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Goodwill at October 31, 2014	$235	$556	$791
Translation adjustments	(17)	(58)	(75)
Goodwill at July 31, 2015	$218	$498	$716

Goodwill at October 31, 2015	$227	$499	$726
Acquisitions *	94		94
Translation adjustments	3	1	4
Goodwill at July 31, 2016	$324	$500	$824

* See Note 18.

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	July 31	October 31	July 31
	(Years)	2016	2015	2015
Amortized intangible assets:
Customer lists and relationships	11	$43	$23	$19
Technology, patents, trademarks and other	15	132	96	91
Total at cost		175	119	110
Less accumulated amortization **		65	55	52
Other intangible assets - net		$110	$64	$58

*  Weighted-averages

** Accumulated amortization at July 31, 2016, October 31, 2015 and July 31, 2015 for customer lists and relationships totaled $11 million for each period and technology, patents, trademarks and other totaled $54 million, $45 million and $42 million, respectively.

The amortization of other intangible assets in the third quarter and the first nine months of 2016 was $5 million and $11 million and for 2015 was $3 million and $8 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2016 - $5, 2017 - $18, 2018 - $18, 2019 - $14 and 2020 - $13.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $438 million and $439 million at July 31, 2016 and 2015, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2016	2015	2016	2015
Beginning of period balance	$1,235	$1,242	$1,261	$1,234
Payments	(194)	(221)	(590)	(564)
Amortization of premiums received	(68)	(39)	(172)	(121)
Accruals for warranties	172	222	546	592
Premiums received	44	51	134	143
Foreign exchange	(1)	(9)	9	(38)
End of period balance	$1,188	$1,246	$1,188	$1,246

At July 31, 2016, the Company had approximately $160 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At July 31, 2016, the Company had accrued losses of approximately $5 million under these agreements. The maximum remaining term of the receivables guaranteed at July 31, 2016 was approximately five years.

At July 31, 2016, the Company had commitments of approximately $260 million for the construction and acquisition of property and equipment. Also, at July 31, 2016, the Company had restricted assets of $99 million, primarily as collateral for borrowings and restricted other assets. See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $30 million at July 31, 2016, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at July 31, 2016.

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

(15)  To determine fair value, the Company uses various methods including market and income approaches. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes valuation models and techniques that maximize the use of observable inputs. The models are industry-standard models that consider various assumptions including time values and yield curves as well as other economic measures. These valuation techniques are consistently applied.

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

The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	July 31, 2016		October 31, 2015		July 31, 2015
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables - net	$22,595	$22,459	$24,809	$24,719	$24,973	$24,831
Financing receivables securitized - net	5,947	5,939	4,835	4,820	4,738	4,709
Short-term securitization borrowings	5,729	5,733	4,590	4,590	4,595	4,596

Long-term borrowings due within one year:
Equipment operations	$61	$57	$86	$78	$167	$157
Financial services	5,373	5,368	5,167	5,167	4,683	4,674
Total	$5,434	$5,425	$5,253	$5,245	$4,850	$4,831

Long-term borrowings:
Equipment operations	$4,578	$5,350	$4,461	$4,835	$4,475	$4,878
Financial services	19,550	19,724	19,372	19,348	18,726	18,772
Total	$24,128	$25,074	$23,833	$24,183	$23,201	$23,650

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	July 31	October 31	July 31
	2016*	2015*	2015*
Marketable securities
International equity securities			$8
Equity fund	$48	$43	35
Fixed income fund	9
U.S. government debt securities	86	82	82
Municipal debt securities	40	31	30
Corporate debt securities	118	124	104
International debt securities	40	47	47
Mortgage-backed securities **	128	110	115
Total marketable securities	469	437	421
Other assets
Derivatives:
Interest rate contracts	488	353	341
Foreign exchange contracts	47	50	57
Cross-currency interest rate contracts	24	25	27
Total assets ***	$1,028	$865	$846
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$47	$60	$83
Foreign exchange contracts	48	18	26
Total liabilities	$95	$78	$109

*  Measurements above were Level 2 measurements except for Level 1 measurements of the international equity securities of $8 million at July 31, 2015; the equity fund of $48 million, $43 million and $35 million at July 31, 2016, October 31, 2015 and July 31, 2015, respectively; the fixed income fund of $9 million at July 31, 2016; and U.S. government debt securities of $47 million, $37 million and $37 million at July 31, 2016, October 31, 2015 and July 31, 2015, respectively. In addition, $34 million, $29 million and $31 million of the international debt securities were Level 3 measurements at July 31, 2016, October 31, 2015 and July 31, 2015. There were no transfers between Level 1 and Level 2 during the first nine months of 2016 or 2015.

** Primarily issued by U.S. government sponsored enterprises.

***  Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at July 31, 2016 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$38	$37
Due after one through five years	98	96
Due after five through 10 years	91	96
Due after 10 years	50	55
Mortgage-backed securities	122	128
Debt securities	$399	$412

Fair value, recurring, Level 3 measurements from available for sale marketable securities in millions of dollars follow:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2016	2015	2016	2015
Beginning of period balance	$40		$29
Purchases		$30	25	$30
Principal payments	(8)		(16)
Change in unrealized gain (loss)	2	1	(4)	1
End of period balance	$34	$31	$34	$31

Fair value,  nonrecurring, Level 3 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended		Nine Months Ended
	July 31	October 31	July 31	July 31		July 31
	2016	2015	2015	2016	2015	2016	2015
Equipment on operating leases - net		$479				$30
Property and equipment - net		$33
Other assets		$112				$20

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 31, 2016,  October 31, 2015 and July 31, 2015 were $1,850 million, $2,800 million and $2,800 million, respectively. The notional amounts of cross-currency interest rate contracts at July 31, 2016,  October 31, 2015 and July 31, 2015 were $51 million, $60 million and $65 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at July 31, 2016 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $2 million after-tax. These contracts mature in up to 29 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at July 31, 2016, October 31, 2015 and July 31, 2015 were $9,551 million, $8,618 million and $8,694 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a gain of $2 million and none during the third quarter of 2016 and 2015, respectively, and were gains of $1 million during the first nine months of 2016 and 2015. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 31		July 31
	2016	2015	2016	2015
Interest rate contracts *	$82	$(10)	$148	$45
Borrowings **	(80)	10	(147)	(44)

* Includes changes in fair values of interest rate contracts excluding net accrued interest income of $36 million and $42 million during the third quarter of 2016 and 2015, respectively, and $114 million and $131 million during the first nine months of 2016 and 2015, respectively.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $75 million and $68 million during the third quarter of 2016 and 2015, respectively, and $217 million and $207 million during the first nine months of 2016 and 2015, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards and swaps) and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory. The total notional amounts of these interest rate swaps at July 31, 2016, October 31, 2015 and July 31, 2015 were $6,087 million, $6,333 million and $5,912 million, the foreign exchange contracts were $3,959 million, $3,160 million and $3,040 million and the cross-currency interest rate contracts were $64 million, $76 million and $80 million, respectively. At July 31, 2016, October 31, 2015 and July 31, 2015, there were also $667 million, $1,069 million and $1,190 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	July 31	October 31	July 31
Other Assets	2016	2015	2015
Designated as hedging instruments:
Interest rate contracts	$443	$299	$284
Cross-currency interest rate contracts	12	14	14
Total designated	455	313	298

Not designated as hedging instruments:
Interest rate contracts	45	54	57
Foreign exchange contracts	47	50	57
Cross-currency interest rate contracts	12	11	13
Total not designated	104	115	127

Total derivatives	$559	$428	$425

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$4	$8	$20
Total designated	4	8	20

Not designated as hedging instruments:
Interest rate contracts	43	52	63
Foreign exchange contracts	48	18	26
Total not designated	91	70	89

Total derivatives	$95	$78	$109

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended		Nine Months Ended
	OCI	July 31		July 31
	Classification	2016	2015	2016	2015
Fair Value Hedges:
Interest rate contracts	Interest	$118	$32	$262	$176

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(1)	(4)	(4)	(10)
Foreign exchange contracts	OCI (pretax) *			1	2

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(1)	(3)	(6)	(9)
Foreign exchange contracts	Other operating *		1	1	3

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$(5)	$(6)	$(2)	$(18)
Foreign exchange contracts	Cost of sales	18	43	(11)	69
Foreign exchange contracts	Other operating *	97	81	36	281
Total not designated		$110	$118	$23	$332

* Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

** The amount is not significant.

Counterparty Risk and Collateral

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit risk related contingent features that were in a net liability position at July 31, 2016, October 31, 2015 and July 31, 2015, was $29 million, $41 million and $60 million, respectively. The Company, due to its credit rating and amounts of net liability position, has not posted any collateral. If the credit risk related contingent features were triggered, the Company would be required to post collateral up to an amount equal to this liability position, prior to considering applicable netting provisions.

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

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting	Collateral
July 31, 2016	Recognized	Arrangements	Received	Net Amount
Assets	$559	$(53)	$(44)	$462
Liabilities	95	(53)		42

	Gross Amounts	Netting	Collateral
October 31, 2015	Recognized	Arrangements	Received	Net Amount
Assets	$428	$(62)		$366
Liabilities	78	(62)		16

	Gross Amounts	Netting	Collateral
July 31, 2015	Recognized	Arrangements	Received	Net Amount
Assets	$425	$(78)	$(1)	$346
Liabilities	109	(78)		31

(17)  In December 2015, the Company granted stock options to employees for the purchase of 3.5 million shares of common stock at an exercise price of $79.24 per share and a binomial lattice model fair value of $16.88 per share at the grant date. At July 31, 2016, options for 17.8 million shares were outstanding with a weighted-average exercise price of $78.32 per share. The Company also granted 255 thousand restricted stock units to employees and non-employee directors in the first nine months of 2016, of which 113 thousand are subject to service based only conditions, 71 thousand are subject to performance/service based conditions and 71 thousand are subject to market/service based conditions. The fair value of the service based only units at the grant date was $79.84 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $72.93 per unit based on the market price of a share of underlying common stock excluding dividends. The fair value of the market/service based units at the grant date was $103.66 per unit based on a lattice valuation model excluding dividends. At July 31, 2016, the Company was authorized to grant an additional 13.2 million shares related to stock option and restricted stock awards.

(18)  In February 2016, the Company acquired Monosem for a cost of approximately $146 million, net of cash acquired of $20 million. Monosem, with four facilities in France and two in the U.S., is the European market leader in precision planters. The fair values assigned to the assets and liabilities related to the acquired entity in millions of dollars follow:

Trade accounts and notes receivable - net	$5
Other receivables	2
Inventories	29
Property and equipment - net	24
Goodwill	62
Other intangible assets - net	42
Other assets	23
Total assets	$187

Accounts payable and accrued expenses	$22
Deferred tax liabilities	19
Total liabilities	$41

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

In March 2016, the Company acquired an 80 percent interest in Hagie Manufacturing Company, LLC, the U.S. market leader in high-clearance sprayers located in Clarion, Iowa, for a cost of approximately $53 million, net of cash acquired of $3 million. The preliminary fair values assigned to the assets and liabilities related to the acquired entity in millions of dollars follow:

Trade accounts and notes receivable - net	$2
Inventories	33
Property and equipment - net	18
Goodwill	32
Other intangible assets - net	22
Other assets	3
Total assets	$110

Accounts payable and accrued expenses, and Total liabilities	$43

Redeemable noncontrolling interest	$14

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

(19)  In May 2016, the Company received a distribution of $60 million from SiteOne Landscapes, LLC (SiteOne) that reduced the Company’s investment in unconsolidated affiliates. The distribution included $4 million of a return on investment, which is shown in the Statement of Consolidated Cash Flows in undistributed earnings of unconsolidated affiliates in net cash provided by operating activities, and $56 million of a return of investment shown in other cash flows from investing activities. In May 2016, the Company also sold approximately 30 percent of its interest in SiteOne in an initial public offering and terminated a service agreement resulting in gross proceeds of approximately $81 million with a total gain of $75 million pretax or $47 million after-tax. The gain is recorded in other income. The Company retained an approximately 24 percent ownership interest in SiteOne.

(20)  In March 2015, the Company closed the sale of all of the stock of its wholly-owned subsidiaries, John Deere Insurance Company and John Deere Risk Protection, Inc. (collectively the Crop Insurance operations) to Farmers Mutual Hail Insurance Company of Iowa. These operations were included in the Company’s financial services operating segment. The total amount of proceeds from the sale was approximately $154 million, including $5 million of cash and cash equivalents sold, with a gain recorded in other income of $42 million pretax and $40 million after-tax. The tax expense was partially offset by a change in a valuation allowance on a capital loss carryforward. The Company provided certain business services for a fee during a transition period.

(21) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended July 31, 2016 and 2015
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2016	2015	2016	2015
Net Sales and Revenues
Net sales	$5,861.4	$6,839.5
Finance and interest income	15.1	20.8	$691.0	$644.3
Other income	216.9	140.8	27.6	51.2
Total	6,093.4	7,001.1	718.6	695.5

Costs and Expenses
Cost of sales	4,494.6	5,358.4
Research and development expenses	338.8	346.8
Selling, administrative and general expenses	573.1	633.5	137.6	123.9
Interest expense	65.9	69.6	140.8	113.6
Interest compensation to Financial Services	61.6	56.7
Other operating expenses	45.6	36.3	248.9	219.3
Total	5,579.6	6,501.3	527.3	456.8

Income of Consolidated Group before Income Taxes	513.8	499.8	191.3	238.7
Provision for income taxes	160.9	155.5	65.6	85.5
Income of Consolidated Group	352.9	344.3	125.7	153.2

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	125.9	153.4	.2	.2
Other	9.8	14.0
Total	135.7	167.4	.2	.2
Net Income	488.6	511.7	125.9	153.4
Less: Net income (loss) attributable to noncontrolling interests	(.2)	.1
Net Income Attributable to Deere & Company	$488.8	$511.6	$125.9	$153.4

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Nine Months Ended July 31, 2016 and 2015
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2016	2015	2016	2015
Net Sales and Revenues
Net sales	$17,737.1	$19,843.1
Finance and interest income	45.8	58.8	$1,988.9	$1,900.9
Other income	497.1	451.2	143.9	201.4
Total	18,280.0	20,353.1	2,132.8	2,102.3

Costs and Expenses
Cost of sales	13,866.7	15,474.2
Research and development expenses	1,003.1	1,021.1
Selling, administrative and general expenses	1,642.6	1,794.1	379.6	366.9
Interest expense	195.7	208.0	386.7	346.0
Interest compensation to Financial Services	168.2	156.0
Other operating expenses	158.2	112.6	822.4	653.3
Total	17,034.5	18,766.0	1,588.7	1,366.2

Income of Consolidated Group before Income Taxes	1,245.5	1,587.1	544.1	736.1
Provision for income taxes	372.5	478.5	187.4	257.1
Income of Consolidated Group	873.0	1,108.6	356.7	479.0

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	357.9	480.0	1.2	1.0
Other	6.1	.8
Total	364.0	480.8	1.2	1.0
Net Income	1,237.0	1,589.4	357.9	480.0
Less: Net income (loss) attributable to noncontrolling interests	(1.6)	.6
Net Income Attributable to Deere & Company	$1,238.6	$1,588.8	$357.9	$480.0

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	July 31	October 31	July 31	July 31	October 31	July 31
	2016	2015	2015	2016	2015	2015
Assets
Cash and cash equivalents	$3,134.9	$2,900.0	$2,907.1	$1,186.1	$1,262.2	$1,223.7
Marketable securities	40.2	47.7	47.4	428.7	389.7	373.7
Receivables from unconsolidated subsidiaries and affiliates	2,429.5	2,428.7	2,941.5
Trade accounts and notes receivable - net	535.4	485.2	581.2	4,560.6	3,553.1	4,780.9
Financing receivables - net	.4	.9	4.7	22,594.4	24,808.1	24,968.7
Financing receivables securitized - net				5,947.4	4,834.6	4,737.8
Other receivables	726.6	849.5	779.2	103.0	152.9	76.2
Equipment on operating leases - net				5,602.7	4,970.4	4,426.0
Inventories	3,851.3	3,817.0	4,319.0
Property and equipment - net	4,994.7	5,126.2	5,072.4	52.6	55.3	54.0
Investments in unconsolidated subsidiaries and affiliates	4,752.9	4,817.6	4,923.8	11.6	10.5	10.2
Goodwill	823.6	726.0	715.9
Other intangible assets - net	109.5	63.6	57.8
Retirement benefits	319.0	211.9	335.5	21.8	25.0	27.1
Deferred income taxes	3,173.2	3,092.0	3,028.6	71.9	67.9	61.6
Other assets	860.1	807.3	859.4	1,045.8	779.1	730.0
Total Assets	$25,751.3	$25,373.6	$26,573.5	$41,626.6	$40,908.8	$41,469.9

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$261.7	$464.3	$650.8	$7,100.4	$7,962.3	$8,697.1
Short-term securitization borrowings				5,728.9	4,590.0	4,595.4
Payables to unconsolidated subsidiaries and affiliates	74.2	80.6	73.7	2,410.7	2,395.4	2,898.3
Accounts payable and accrued expenses	6,470.8	6,801.2	7,025.1	1,521.0	1,511.2	1,387.3
Deferred income taxes	97.3	86.8	79.9	707.5	466.6	456.2
Long-term borrowings	4,578.6	4,460.6	4,475.4	19,549.8	19,372.2	18,725.5
Retirement benefits and other liabilities	6,814.6	6,722.5	6,543.6	90.0	86.4	86.7
Total liabilities	18,297.2	18,616.0	18,848.5	37,108.3	36,384.1	36,846.5

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest (Note 18)	14.4

Stockholders’ Equity
Common stock, $1 par value (issued shares at July 31, 2016 – 536,431,204)	3,883.9	3,825.6	3,806.5	2,071.9	2,050.8	2,051.3
Common stock in treasury	(15,688.3)	(15,497.6)	(14,562.5)
Retained earnings	23,815.0	23,144.8	22,986.5	2,710.5	2,764.8	2,812.2
Accumulated other comprehensive income (loss)	(4,582.2)	(4,729.4)	(4,507.4)	(264.1)	(290.9)	(240.1)
Total Deere & Company stockholders' equity	7,428.4	6,743.4	7,723.1	4,518.3	4,524.7	4,623.4
Noncontrolling interests	11.3	14.2	1.9
Total stockholders’ equity	7,439.7	6,757.6	7,725.0	4,518.3	4,524.7	4,623.4
Total Liabilities and Stockholders’ Equity	$25,751.3	$25,373.6	$26,573.5	$41,626.6	$40,908.8	$41,469.9

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Nine Months Ended July 31, 2016 and 2015
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2016	2015	2016	2015
Cash Flows from Operating Activities
Net income	$1,237.0	$1,589.4	$357.9	$480.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5.3	2.1	65.0	33.3
Provision for depreciation and amortization	613.7	605.6	615.5	503.2
Impairment charges			49.7
Undistributed earnings of unconsolidated subsidiaries and affiliates	55.9	(4.9)	(1.0)	(.8)
Provision (credit) for deferred income taxes	(77.0)	(39.6)	232.5	112.6
Changes in assets and liabilities:
Trade receivables	(57.5)	37.2
Insurance receivables				333.4
Inventories	59.5	(473.2)
Accounts payable and accrued expenses	(285.6)	(113.4)	7.8	(322.3)
Accrued income taxes payable/receivable	72.4	(82.9)	5.9	24.8
Retirement benefits	139.6	282.1	6.2	11.3
Other	(118.8)	145.8	56.8	(25.5)
Net cash provided by operating activities	1,644.5	1,948.2	1,396.3	1,150.0

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			12,208.1	12,516.5
Proceeds from maturities and sales of marketable securities	75.6	700.1	63.6	132.9
Proceeds from sales of equipment on operating leases			916.6	773.7
Proceeds from sales of business and unconsolidated affiliates, net of cash sold	81.1			149.2
Cost of receivables acquired (excluding trade and wholesale)			(11,236.7)	(12,063.2)
Purchases of marketable securities	(61.0)	(49.1)	(88.9)	(51.7)
Purchases of property and equipment	(385.4)	(458.1)	(1.6)	(3.3)
Cost of equipment on operating leases acquired			(2,324.8)	(1,988.6)
Increase in trade and wholesale receivables			(786.5)	(924.0)
Acquisitions of businesses, net of cash acquired	(198.9)
Other	(24.2)	2.2	70.7	(22.1)
Net cash provided by (used for) investing activities	(512.8)	195.1	(1,179.5)	(1,480.6)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(170.0)	318.5	36.3	1,486.7
Change in intercompany receivables/payables	(12.1)	447.2	12.1	(447.2)
Proceeds from long-term borrowings	139.4	6.7	3,975.8	3,633.1
Payments of long-term borrowings	(70.3)	(147.1)	(3,907.0)	(3,833.0)
Proceeds from issuance of common stock	17.5	170.4
Repurchases of common stock	(205.4)	(1,833.9)
Dividends paid	(572.6)	(617.9)	(412.1)	(479.6)
Excess tax benefits from share-based compensation	3.8	18.5
Other	(28.7)	(38.1)	(3.8)	9.5
Net cash provided by (used for) financing activities	(898.4)	(1,675.7)	(298.7)	369.5

Effect of Exchange Rate Changes on Cash and Cash Equivalents	1.6	(129.7)	5.8	(33.0)

Net Increase (Decrease) in Cash and Cash Equivalents	234.9	337.9	(76.1)	5.9
Cash and Cash Equivalents at Beginning of Period	2,900.0	2,569.2	1,262.2	1,217.8
Cash and Cash Equivalents at End of Period	$3,134.9	$2,907.1	$1,186.1	$1,223.7

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Organization

The Company’s equipment operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors. The equipment operations manufacture and distribute a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of equipment for construction and forestry. The Company’s financial services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the equipment operations. In addition, financial services offers extended equipment warranties. The information in the following discussion is presented in a format that includes information grouped as consolidated, equipment operations and financial services. The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada. The Company’s operating segments consist of agriculture and turf, construction and forestry, and financial services.

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease 15 to 20 percent for 2016. Industry sales in the European Union (EU)28 nations are forecast to be about the same to 5 percent lower. In South America, industry sales of tractors and combines are projected to decrease 15 to 20 percent. Asian sales are projected to be about the same to slightly lower. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to up 5 percent in 2016. The Company’s agriculture and turf segment sales decreased 11 percent in the third quarter and 7 percent for the first nine months and are forecast to decrease by about 8 percent for fiscal year 2016. Construction equipment markets reflect the impact of weak conditions in North America. In forestry, global industry sales are expected to be down 5 to 10 percent from last year’s strong levels. The Company’s construction and forestry segment sales decreased 24 percent in the third quarter and 21 percent for the first nine months, and are forecast to be down about 18 percent for fiscal year 2016. Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $480 million in 2016.

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

The Company’s third quarter results reflected the continuing impact of the global farm recession and difficult conditions in the construction equipment market. All of the business segments remained profitable, with the agriculture and turf segment posting higher operating profit in the third quarter of 2016 than the same period last year. This illustrates the Company’s durable business model and wider range of revenue sources. At the same time, the Company is focusing on making our operations more efficient and achieving further structural cost reductions.

2016 Compared with 2015

Net income attributable to Deere & Company was $488.8 million, or $1.55 per share, for the third quarter of 2016, compared with $511.6 million, or $1.53 per share, for the same period last year. For the first nine months of 2016, net income attributable to Deere & Company was $1,239 million, or $3.91 per share, compared with $1,589 million, or $4.67 per share, last year. Worldwide net sales and revenues decreased 11 percent to $6,724 million for the third quarter this year, compared with $7,594 million a year ago, and decreased 9 percent to $20,124 million for the first nine months, compared with $22,147 million last year. Net sales of the worldwide equipment operations declined 14 percent to $5,861 million for the third quarter and 11 percent to $17,737 million for the first nine months, compared with $6,840 million and $19,843 million for the corresponding periods last year. Sales included price realization of 2 percent for both periods and an unfavorable currency translation effect of 2 percent for both periods. Equipment net sales in the U.S. and Canada decreased 16 percent for the third quarter and 13 percent for the first nine months.

Outside the U.S. and Canada, net sales decreased 12 percent for the third quarter and 7 percent for the first nine months, with unfavorable currency translation effects of 4 percent and 6 percent for the respective periods.

The Company’s equipment operations reported operating profit of $625 million for the third quarter of 2016 and $1,526 million for the first nine months, compared with $601 million and $1,842 million for the same periods last year. The improvement for the quarter was primarily driven by price realization, lower production costs and a decrease in selling, administrative and general expenses, partially offset by reduced shipment volumes and the unfavorable effects of foreign currency exchange. The year to date decline was mostly due to lower shipment volumes, unfavorable effects of foreign currency exchange and a less favorable product mix. Partially offsetting these factors for the year to date period were price realization, lower production costs and decreased selling, administrative and general expenses. Both periods benefited from a gain on the sale of a partial interest in the unconsolidated affiliate SiteOne (see Note 19). Net income of the Company’s equipment operations was $353 million for the third quarter and $873 million for the first nine months, compared with $344 million and $1,109 million for the corresponding periods of 2015.

The Company’s financial services operations reported net income attributable to Deere & Company of $125.9 million for the third quarter and $357.9 million for the first nine months, compared with $153.4 million and $480.0 million for the same periods last year. Lower results for the quarter were primarily due to less favorable financing spreads, a higher provision for credit losses and higher losses on lease residual values. The nine-month decline was primarily a result of higher losses on lease residual values, less favorable financing spreads and a higher provision for credit losses. Prior year results benefited from a gain on the sale of the crop insurance business.

Business Segment Results

•

Agriculture and Turf. Segment sales decreased 11 percent for the quarter and 7 percent for nine months due largely to lower shipment volumes and the unfavorable effects of foreign currency translation. These factors were partially offset by price realization. Operating profit was $571 million for the quarter and $1,329 million year to date, compared with $472 million and $1,378 million, respectively, last year. The improvement for the quarter was primarily driven by price realization, lower production costs and lower selling, administrative and general expenses, partially offset by lower shipment volumes and unfavorable effects of foreign currency exchange. Nine-month results were down primarily because of reduced shipment volumes, the unfavorable effects of foreign currency exchange and a less favorable product mix, partially offset by price realization, lower production costs and lower selling, administrative and general expenses. Both periods benefited from a gain on the sale of a partial interest in SiteOne.

•

Construction and Forestry. Segment sales decreased 24 percent for the quarter and 21 percent for nine months mainly as a result of lower shipment volumes. Operating profit was $54 million for the quarter and $197 million for nine months, compared with $129 million and $464 million for the same periods last year. Operating profit decreased for the quarter mainly due to reduced shipment volumes and a less favorable product mix, partially offset by lower production costs, a decrease in selling, administrative and general expenses and price realization. Nine-month results declined primarily due to lower shipment volumes, partially offset by lower production costs and selling, administrative and general expenses.

•

Financial Services. The operating profit of the financial services segment was $191 million for the third quarter and $545 million for the first nine months of 2016, compared with $239 million and $737 million in the same periods last year. Lower results for the quarter were primarily due to less favorable financing spreads, a higher provision for credit losses and higher losses on lease residual values. Nine-month results declined largely due to higher losses on lease residual values, less favorable financing spreads and a higher provision for credit losses. Prior year results benefited from a gain on the sale of the crop insurance business (see Note 20). Total financial services revenues, including intercompany revenues, increased 3 percent to $719 million in the current quarter from $696 million in the third quarter of 2015 and increased 1 percent to $2,133 million in the first nine months this year compared to $2,102 million last year. The average balance of receivables and leases financed was approximately the same in the third quarter and 1 percent lower in the first nine months of 2016, compared with the same periods last year. Interest expense increased 24 percent in the current quarter and 12 percent in the first nine months of 2016, primarily as a result of higher average borrowing rates. The financial services’ consolidated ratio of earnings to fixed charges was 2.39 to 1 for the third quarter this year, compared with 3.26 to 1 in the same period last year. The ratio was 2.45 to 1 for the first nine months this year, compared to 3.31 to 1 for the same period last year.

The cost of sales to net sales ratios for the third quarter and first nine months of 2016 were 76.7 percent and 78.2 percent, respectively, compared to 78.3 percent and 78.0 percent in the same periods last year. The decrease in the third quarter was primarily due to price realization and lower production costs, partially offset by the unfavorable effects of foreign currency exchange. The increase for the first nine months was primarily due to the unfavorable effects of foreign currency exchange and a less favorable product mix, partially offset by price realization and lower production costs.

Other income increased in the third quarter of 2016 primarily due to a gain on the sale of a partial interest in SiteOne (see Note 19). In the first nine months, other income remained the same as the gain on the sale of a partial interest in SiteOne was primarily offset by the gain on the sale of the Crop Insurance operations in 2015 (see Note 20) and losses on lease residual sales. Selling, administrative and general expenses decreased in the third quarter and first nine months primarily due to lower incentive compensation expenses, commissions paid to dealers on direct sales, and lower pension and postretirement benefit expenses, partially offset by a higher provision for credit losses. The first nine months also benefited from the favorable effects of currency translation. Other operating expenses increased in the third quarter and first nine months primarily due to higher depreciation on operating leases. Impairments on lease residual values also increased other operating expenses in the first nine months.

Market Conditions and Outlook

Company equipment sales are projected to decrease about 10 percent for fiscal year 2016 and to be about 8 percent lower in the fourth quarter, compared with the same periods a year ago. Included in the forecast is a negative foreign currency translation effect of about 2 percent for the full year and a positive currency translation effect of about 1 percent in the fourth quarter. For fiscal 2016, net income attributable to Deere & Company is anticipated to be approximately $1,350 million.

•

Agriculture and Turf. The Company’s worldwide sales of agriculture and turf equipment are forecast to decrease by about 8 percent for fiscal year 2016, including a negative currency translation effect of about 2 percent. Industry sales for agricultural equipment in the U.S. and Canada are forecast to be down 15 to 20 percent for fiscal year 2016. The decline, reflecting the impact of low commodity prices and weak farm incomes, has been most pronounced in the sale of higher-horsepower models. Full year 2016 industry sales in the EU28 are forecast to be approximately the same to 5 percent lower, with the decline attributable to low commodity prices and farm incomes, including continued pressure on the dairy sector. In South America, industry sales of tractors and combines are projected to decrease 15 to 20 percent largely as a result of economic and political concerns in Brazil. Asian sales are projected to be about the same to down slightly, due in part to weakness in China. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same to up 5 percent for 2016. The Company’s sales are benefiting from new products and general economic growth.

•

Construction and Forestry. The Company’s worldwide sales of construction and forestry equipment are forecast to decrease about 18 percent for 2016, including a negative currency translation effect of about 1 percent. The forecast decline in sales largely reflects the impact of weak conditions in North America. In forestry, global industry sales are expected to decrease 5 to 10 percent from last year’s strong levels.

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

The potential withdrawal of the United Kingdom from the European Union and the perceptions as to the impact of the withdrawal may adversely affect business activity, political stability and economic conditions in the United Kingdom, the European Union and elsewhere. The economic conditions and outlook could be further adversely affected by (i) the uncertainty concerning the timing and terms of the exit, (ii) new or modified trading arrangements between the United Kingdom and other countries, (iii) the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or (iv) the risk that the euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception that any of these developments are likely to occur, could affect economic growth or business activity in the United Kingdom or the European Union, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, currency exchange rates, interest rates, financial institutions, and political, financial and monetary systems. Any of these developments could affect our businesses, liquidity, results of operations and financial position.

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

Consolidated

Positive cash flows from consolidated operating activities in the first nine months of 2016 were $1,320 million. This resulted primarily from net income adjusted for non-cash provisions and a change in net retirement benefits, which were partially offset by a seasonal increase in receivables related to sales, a decrease in accounts payable and accrued expenses, and an increase in inventories, primarily related to equipment transferred to operating leases (see Note 2). Cash outflows from investing activities were $362 million in the first nine months of this year, primarily due to purchases of property and equipment of $387 million, acquisitions of businesses, net of cash acquired, of $199 million and purchases of marketable securities exceeding sales of marketable securities by $11 million, partially offset by proceeds from the sales of business and unconsolidated affiliates, net of cash sold, of $81 million and collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $75 million. Negative cash flows from financing activities were $806 million in the first nine months of 2016 primarily due to dividends paid of $573 million and repurchases of common stock of $205 million. Cash and cash equivalents increased $159 million during the first nine months this year.

Positive cash flows from consolidated operating activities in the first nine months of 2015 were $1,192 million. This resulted primarily from net income adjusted for non-cash provisions, a decrease in insurance receivables prior to the Crop Insurance operations sale and a change in net retirement benefits, which were partially offset by a seasonal increase in inventories, an increase in receivables related to sales, a decrease in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable. Cash inflows from investing activities were $170 million in the first nine months of 2015, primarily due to proceeds from maturities and sales exceeding purchases of marketable securities by $732 million and proceeds from sales of businesses, net of cash sold, of $149 million, partially offset by purchases of property and equipment of $461 million and the cost of receivables (excluding receivables related to sales) and equipment on operating leases acquired exceeding collections of these receivables and proceeds from sales of equipment on operating leases by $227 million. Negative cash flows from financing activities were $855 million in the first nine months of 2015, primarily due to repurchases of common stock of $1,834 million and dividends paid of $618 million, partially offset by an increase in borrowings of $1,465 million and proceeds from issuance of common stock of $170 million (resulting from the exercise of stock options). Cash and cash equivalents increased $344 million during the first nine months of 2015.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets) and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at July 31, 2016, October 31, 2015 and July 31, 2015 was $1,650 million, $2,968 million and $4,125 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,790 million, $4,600 million and $4,552 million, respectively. The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $2,196 million, $1,588 million and $1,289 million at July 31, 2016, October 31, 2015 and July 31, 2015, respectively.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $7,278 million at July 31, 2016, $5,350 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at July 31, 2016 were long-term credit facility agreements of $2,900 million expiring in April 2020, and $2,900 million expiring in April 2021. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at July 31, 2016 was $9,416 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $17,486 million at July 31, 2016. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

Debt Ratings. To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell or hold Company securities. A credit rating agency may change or withdraw Company ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets. On August 15, 2016, Moody’s Investors Service, Inc. changed the outlook of Deere & Company and Capital Corporation and their supported subsidiaries to negative from stable, but affirmed their A2 long-term and Prime-1 short-term ratings. The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company debt securities by the rating agencies engaged by the Company are as follows:

Senior
	Long-Term	Short-Term	Outlook
Moody’s Investors Service, Inc.	A2	Prime-1	Negative
Standard & Poor’s	A	A-1	Stable

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $874 million during the first nine months of 2016, primarily due to a seasonal increase. These receivables decreased $296 million, compared to a year ago, primarily due to lower shipment volumes. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 17 percent at July 31, 2016, compared to 12 percent at October 31, 2015 and 15 percent at July 31, 2015. Agriculture and turf trade receivables increased $114 million and construction and forestry trade receivables decreased $410 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at July 31, 2016, October 31, 2015 and July 31, 2015.

Deere & Company stockholders’ equity was $7,428 million at July 31, 2016, compared with $6,743 million at October 31, 2015 and $7,723 million at July 31, 2015. The increase of $685 million during the first nine months of 2016 resulted primarily from net income attributable to Deere & Company of $1,239 million, a change in the retirement benefits adjustment of $87 million, an increase in common stock of $58 million and a change in cumulative translation adjustment of $54 million, which were partially offset by dividends declared of $568 million and an increase in treasury stock of $191 million.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first nine months of 2016 was $1,645 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions, a change in net retirement benefits, a change in accrued income taxes payable/receivable and a decrease in inventories related to equipment transferred to Financial Services for operating leases (see Note 2). Partially offsetting these operating cash inflows were cash outflows from a decrease in accounts payable and accrued expenses and a seasonal increase in trade receivables. Cash and cash equivalents increased $235 million in the first nine months of 2016.

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

Trade receivables held by the equipment operations increased $50 million during the first nine months and decreased $46 million from a year ago. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $34 million during the first nine months, primarily due to acquisitions (see Note 18) and foreign currency translation, partially offset by lower production volumes. Inventories decreased $468 million, compared to a year ago, primarily due to lower production volumes, partially offset by acquisitions. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 28 percent at July 31, 2016, compared to 26 percent at October 31, 2015 and 27 percent at July 31, 2015.

Total interest-bearing debt of the equipment operations was $4,840 million at July 31, 2016, compared with $4,925 million at October 31, 2015 and $5,126 million at July 31, 2015. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 39 percent, 42 percent and 40 percent at July 31, 2016, October 31, 2015 and July 31, 2015, respectively.

Property and equipment cash expenditures for the equipment operations in the first nine months of 2016 were $385 million, compared with $458 million in the same period last year. Capital expenditures for the equipment operations in 2016 are estimated to be approximately $650 million.

In November 2015, the Company announced the signing of a definitive purchase agreement to acquire Precision Planting LLC., a developer and distributor of retrofit components for precision agriculture applications. The estimated purchase price, net of cash acquired, is $190 million. In August 2016, the U.S. Department of Justice filed a lawsuit to block the acquisition, which the Company plans to contest. As a result of this development, the closing date for this transaction is uncertain.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and borrowings from Deere & Company.

During the first nine months of 2016, the cash provided by operating activities was used primarily to increase leases and trade and wholesale receivables. Cash flows provided by operating activities, including intercompany cash flows, were $1,396 million in the first nine months. Cash used for investing activities totaled $1,180 million in the first nine months of 2016 primarily due to an increase in trade and wholesale receivables of $787 million and the cost of receivables (excluding trade and wholesale) and equipment on operating leases acquired exceeding the collection of these receivables and proceeds from sales of equipment on operating leases by $437 million. Cash used for financing activities totaled $299 million, resulting primarily from dividends paid to Deere & Company of $412 million, partially offset by an increase in external borrowings of $105 million. Cash and cash equivalents decreased $76 million in the first nine months of 2016.

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

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases. Total receivables and leases increased $539 million during the first nine months of 2016 and decreased $208 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 3 percent lower in the first nine months of 2016, compared with the same period last year, as volumes of retail notes and financing leases were lower, while volumes of operating leases and revolving charge accounts were higher. The amount of total trade receivables and wholesale notes increased compared to October 31, 2015 and decreased compared to July 31, 2015. Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $38,720 million at July 31, 2016, compared with $38,188 million at October 31, 2015 and $38,940 million at July 31, 2015. At July 31, 2016, the unpaid balance of all receivables administered, but not owned, was $15 million, compared with $22 million at October 31, 2015 and $27 million at July 31, 2015.

Total external interest-bearing debt of the financial services operations was $32,379 million at July 31, 2016, compared with $31,925 million at the end of fiscal year 2015 and $32,018 million at July 31, 2015. Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.7 to 1 at July 31, 2016, compared with 7.6 to 1 at October 31, 2015 and 7.6 to 1 at July 31, 2015.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11). At July 31, 2016, this facility had a total capacity, or “financing limit,” of $3,880 million of secured financings at any time. After a three-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At July 31, 2016, $2,631 million of secured short-term borrowings was outstanding under the agreement.

In the first nine months of 2016, the financial services operations issued $3,187 million and retired $2,048 million of retail note securitization borrowings. In addition, during the first nine months of 2016, the financial services operations issued $3,976 million and retired $3,907 million of long-term borrowings, which were primarily medium-term notes.

Dividends

The Company’s Board of Directors at its meeting on August 31, 2016 declared a quarterly dividend of $.60 per share payable November 1, 2016, to stockholders of record on September 30, 2016.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of July 31, 2016, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2016 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
May 1 to May 31				41.9

Jun 1 to Jun 30				41.9

Jul 1 to Jul 31				41.9

Total
(1)

During the third quarter of 2016, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under these plans was based on the end of the third quarter closing share price of $77.71 per share. At the end of the third quarter of 2016, $3,260 million of common stock remained to be purchased under the plans.

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

DEERE & COMPANY

Date:	September 1, 2016	By:	/s/ R. Kalathur
R. Kalathur Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws as amended (Exhibit 3.1 to Form 8-K of registrant dated September 1, 2016*)

12	Computation of ratio of earnings to fixed charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.