Form 10-Q
period 2017-01-29
DEERE & CO
filed 2017-02-24
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2017

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

Yes           No    X

At January 29, 2017, 318,283,154 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 43

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended January 29, 2017 and January 31, 2016
(In millions of dollars and shares except per share amounts) Unaudited
	2017	2016
Net Sales and Revenues
Net sales	$4,697.8	$4,769.2
Finance and interest income	655.5	599.0
Other income	271.9	156.3
Total	5,625.2	5,524.5

Costs and Expenses
Cost of sales	3,796.8	3,840.1
Research and development expenses	310.9	319.3
Selling, administrative and general expenses	659.4	592.9
Interest expense	208.1	173.2
Other operating expenses	322.0	247.8
Total	5,297.2	5,173.3

Income of Consolidated Group before Income Taxes	328.0	351.2
Provision for income taxes	134.4	95.5
Income of Consolidated Group	193.6	255.7
Equity in loss of unconsolidated affiliates	(.4)	(1.9)
Net Income	193.2	253.8
Less: Net loss attributable to noncontrolling interests	(.6)	(.6)
Net Income Attributable to Deere & Company	$193.8	$254.4

Per Share Data
Basic	$.61	$.80
Diluted	$.61	$.80

Average Shares Outstanding
Basic	316.7	316.4
Diluted	319.8	317.6

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended January 29, 2017 and January 31, 2016
(In millions of dollars) Unaudited
	2017	2016

Net Income	$193.2	$253.8

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	43.0	38.1
Cumulative translation adjustment	(17.7)	(158.0)
Unrealized gain on derivatives	2.0
Unrealized loss on investments	(5.8)	(10.8)
Other Comprehensive Income (Loss), Net of Income Taxes	21.5	(130.7)

Comprehensive Income of Consolidated Group	214.7	123.1
Less: Comprehensive loss attributable to noncontrolling interests	(.6)	(.6)
Comprehensive Income Attributable to Deere & Company	$215.3	$123.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	January 29	October 30	January 31
	2017	2016	2016
Assets
Cash and cash equivalents	$3,890.0	$4,335.8	$3,459.9
Marketable securities	445.5	453.5	476.3
Receivables from unconsolidated affiliates	28.9	16.5	22.9
Trade accounts and notes receivable – net	3,236.3	3,011.3	3,406.8
Financing receivables – net	23,030.9	23,702.3	23,630.4
Financing receivables securitized – net	4,250.4	5,126.5	4,003.2
Other receivables	876.8	1,018.5	1,094.0
Equipment on operating leases – net	5,825.3	5,901.5	5,074.4
Inventories	3,959.6	3,340.5	4,249.5
Property and equipment – net	5,030.4	5,170.6	5,039.2
Investments in unconsolidated affiliates	220.9	232.6	299.5
Goodwill	809.2	815.7	718.7
Other intangible assets – net	95.5	104.1	59.6
Retirement benefits	133.7	93.6	253.7
Deferred income taxes	2,963.4	2,964.4	2,516.6
Other assets	1,499.8	1,631.1	1,667.3
Total Assets	$56,296.6	$57,918.5	$55,972.0

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$7,441.6	$6,910.7	$7,824.7
Short-term securitization borrowings	4,220.2	4,997.8	3,874.9
Payables to unconsolidated affiliates	94.7	81.6	79.6
Accounts payable and accrued expenses	6,334.5	7,240.1	6,196.4
Deferred income taxes	168.9	166.0	149.6
Long-term borrowings	22,916.6	23,703.0	24,474.4
Retirement benefits and other liabilities	8,270.4	8,274.5	6,768.6
Total liabilities	49,446.9	51,373.7	49,368.2

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	14.0	14.0

Stockholders’ Equity
Common stock, $1 par value (issued shares at January 29, 2017 – 536,431,204)	4,084.8	3,911.8	3,843.1
Common stock in treasury	(15,569.1)	(15,677.1)	(15,601.9)
Retained earnings	23,914.3	23,911.3	23,209.1
Accumulated other comprehensive income (loss)	(5,604.5)	(5,626.0)	(4,860.1)
Total Deere & Company stockholders’ equity	6,825.5	6,520.0	6,590.2
Noncontrolling interests	10.2	10.8	13.6
Total stockholders’ equity	6,835.7	6,530.8	6,603.8
Total Liabilities and Stockholders’ Equity	$56,296.6	$57,918.5	$55,972.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 29, 2017 and January 31, 2016
(In millions of dollars) Unaudited
	2017	2016
Cash Flows from Operating Activities
Net income	$193.2	$253.8
Adjustments to reconcile net income to net cash used for operating activities:
Provision for credit losses	6.5	9.4
Provision for depreciation and amortization	415.7	374.2
Impairment charges		12.6
Share-based compensation expense	18.2	17.5
Undistributed earnings of unconsolidated affiliates	(1.0)	(.6)
Provision for deferred income taxes	6.0	240.4
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	61.9	44.9
Inventories	(743.1)	(565.3)
Accounts payable and accrued expenses	(717.7)	(869.5)
Accrued income taxes payable/receivable	15.5	(241.5)
Retirement benefits	46.5	22.8
Other	(44.1)	(76.3)
Net cash used for operating activities	(742.4)	(777.6)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	4,814.8	4,633.4
Proceeds from maturities and sales of marketable securities	23.7	18.7
Proceeds from sales of equipment on operating leases	368.2	290.8
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	113.9
Cost of receivables acquired (excluding receivables related to sales)	(3,644.6)	(3,316.6)
Purchases of marketable securities	(21.7)	(71.7)
Purchases of property and equipment	(155.2)	(140.0)
Cost of equipment on operating leases acquired	(382.6)	(570.4)
Other	(12.1)	7.4
Net cash provided by investing activities	1,104.4	851.6

Cash Flows from Financing Activities
Decrease in total short-term borrowings	(1,064.9)	(1,074.9)
Proceeds from long-term borrowings	1,295.8	1,832.0
Payments of long-term borrowings	(1,048.9)	(1,181.3)
Proceeds from issuance of common stock	263.3	2.7
Repurchases of common stock	(6.2)	(107.8)
Dividends paid	(188.9)	(193.1)
Excess tax benefits from share-based compensation	5.7	1.0
Other	(24.4)	(21.5)
Net cash used for financing activities	(768.5)	(742.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(39.3)	(33.4)

Net Decrease in Cash and Cash Equivalents	(445.8)	(702.3)
Cash and Cash Equivalents at Beginning of Period	4,335.8	4,162.2
Cash and Cash Equivalents at End of Period	$3,890.0	$3,459.9

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three Months Ended January 29, 2017 and January 31, 2016
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Balance November 1, 2015	$6,757.6	$3,825.6	$(15,497.6)	$23,144.8	$(4,729.4)	$14.2
Net income (loss)	253.8			254.4		(.6)
Other comprehensive loss	(130.7)				(130.7)
Repurchases of common stock	(107.8)		(107.8)
Treasury shares reissued	3.5		3.5
Dividends declared	(190.1)			(190.1)
Stock options and other	17.5	17.5
Balance January 31, 2016	$6,603.8	$3,843.1	$(15,601.9)	$23,209.1	$(4,860.1)	$13.6

Balance October 30, 2016	$6,530.8	$3,911.8	$(15,677.1)	$23,911.3	$(5,626.0)	$10.8	$14.0
Net income (loss)	193.2			193.8		(.6)
Other comprehensive income	21.5				21.5
Repurchases of common stock	(6.2)		(6.2)
Treasury shares reissued	114.2		114.2
Dividends declared	(190.9)			(190.9)
Stock options and other	173.1	173.0		.1
Balance January 29, 2017	$6,835.7	$4,084.8	$(15,569.1)	$23,914.3	$(5,604.5)	$10.2	$14.0

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal year 2017 and 2016 were January 29, 2017 and January 31, 2016, respectively. Both periods contained 13 weeks.

(2)  The interim consolidated financial statements of Deere & Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes that the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. It is suggested that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows. The Company transferred inventory to equipment on operating leases of approximately $119 million and $115 million in the first three months of 2017 and 2016, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $29 million and $25 million at January 29, 2017 and January 31, 2016, respectively.

(3)  New accounting standards adopted are as follows:

In the first quarter of 2017, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which amends Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation. This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods the service has already been rendered. The total compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2017, the Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC 835-30, Interest – Imputation of Interest. This ASU requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing. As required, the presentation and disclosure requirements were adopted through retrospective application with the consolidated balance sheet and related notes in prior periods adjusted for a consistent presentation. Debt issuance costs of $63 million and $64 million at October 30, 2016 and January 31, 2016, respectively, were reclassified from other assets to borrowings in the consolidated balance sheet.

In the first quarter of 2017, the Company adopted ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends ASC 835-30, Interest – Imputation of Interest. This ASU clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. The Company presents these costs in other assets and amortizes the costs ratably over the term of the line of credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2017, the Company prospectively adopted ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If an arrangement includes a software license, the accounting for the license will be consistent with licenses of other intangible assets. If the arrangement does not include a license, the arrangement will be accounted for as a service contract. The adoption did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2017, the Company early adopted, with a prospective application, ASU No. 2015-11, Simplifying the Measurement of Inventory, which amends ASC 330, Inventory. This ASU simplifies the subsequent measurement of inventory by using only the lower of cost or net realizable value. The ASU does not apply to inventory measured using the last-in, first-out method. The adoption did not have a material effect on the Company’s consolidated financial statements.

New accounting standards to be adopted are as follows:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue. In August 2015, the FASB amended the effective date to be the first quarter of fiscal year 2019 with early adoption permitted in the first quarter of fiscal year 2018. The FASB issued several amendments clarifying various aspects of the ASU, including revenue transactions that involve a third party, goods or services that are immaterial in the context of the contract and licensing arrangements. The adoption will use one of two retrospective application methods. The Company plans to adopt the ASU effective the first quarter of fiscal year 2019 and is evaluating the potential effects on the consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC 825-10, Financial Instruments – Overall. This ASU changes the treatment for available-for-sale equity investments by recognizing unrealized fair value changes directly in net income and no longer in other comprehensive income. The effective date will be the first quarter of fiscal year 2019. Early adoption of the provisions affecting the Company is not permitted. The ASU will be adopted with a cumulative-effect adjustment to the balance sheet in the year of adoption. The Company is evaluating the potential effects on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU does not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. Lessees and lessors will use a modified retrospective transition approach. The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. The Company is evaluating the potential effects on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which amends ASC 323, Investments – Equity Method and Joint Ventures. This ASU eliminates the requirement to retroactively restate the investment, results of operations, and retained earnings on a step by step basis when an investment qualifies for use of the equity method as a result of an increase in ownership or degree of influence. The effective date will be the first quarter of fiscal year 2018, with early adoption permitted, and will be adopted prospectively. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. The effective date will be the first quarter of fiscal year 2021, with early adoption permitted beginning in fiscal year 2020. The ASU will be adopted using a modified-retrospective approach. The Company is evaluating the potential effects on the consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends ASC 740, Income Taxes. This ASU requires that the income tax consequences of an intra-entity asset transfer other than inventory are recognized at the time of the transfer. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted. The ASU will be adopted using a modified-retrospective transition approach. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends ASC 805, Business Combinations. This ASU provides further guidance on the definition of a business to determine whether transactions should be accounted for as acquisitions of assets or businesses. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted in certain cases. The ASU will be adopted on a prospective basis and will not have a material effect on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which amends ASC 350, Intangibles – Goodwill and Other. This ASU simplifies the goodwill impairment test by removing the requirement to perform a hypothetical purchase price allocation when the carrying value of a reporting unit exceeds its fair value. This ASU states the impairment will be measured as the excess of the reporting unit’s carrying value over the fair value, with a limit of the goodwill allocated to that reporting unit. The effective date is fiscal year 2021, with early adoption permitted after January 1, 2017. The ASU will be adopted on a prospective basis and will not have a material effect on the Company’s consolidated financial statements.

(4)  The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Investments	Income (Loss)
Balance November 1, 2015	$(3,501)	$(1,238)	$(2)	$12	$(4,729)
Other comprehensive income (loss) items before reclassification	(2)	(158)	(1)	(10)	(171)
Amounts reclassified from accumulated other comprehensive income	40		1	(1)	40
Net current period other comprehensive income (loss)	38	(158)		(11)	(131)
Balance January 31, 2016	$(3,463)	$(1,396)	$(2)	$1	$(4,860)

Balance October 30, 2016	$(4,409)	$(1,229)	$1	$11	$(5,626)
Other comprehensive income (loss) items before reclassification	(1)	(18)	2	(5)	(22)
Amounts reclassified from accumulated other comprehensive income	44			(1)	43
Net current period other comprehensive income (loss)	43	(18)	2	(6)	21
Balance January 29, 2017	$(4,366)	$(1,247)	$3	$5	$(5,605)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 29, 2017	Amount	Credit	Amount
Cumulative translation adjustment	$(19)	$1	$(18)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	4	(2)	2
Reclassification of realized (gain) loss to:
Foreign exchange contracts – Other operating expense	(1)	1
Net unrealized gain (loss) on derivatives	3	(1)	2
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(7)	2	(5)
Reclassification of realized (gain) loss – Other income	(1)		(1)
Net unrealized gain (loss) on investments	(8)	2	(6)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(1)		(1)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	60	(22)	38
Prior service (credit) cost	3	(1)	2
Health care and life insurance
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	25	(9)	16
Prior service (credit) cost	(19)	7	(12)
Net unrealized gain (loss) on retirement benefits adjustments	68	(25)	43
Total other comprehensive income (loss)	$44	$(23)	$21

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 31, 2016	Amount	Credit	Amount
Cumulative translation adjustment	$(158)		$(158)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1)		(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3	$(1)	2
Foreign exchange contracts – Other operating expense	(2)	1	(1)
Net unrealized gain (loss) on derivatives
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(10)		(10)
Reclassification of realized (gain) loss – Other income	(1)		(1)
Net unrealized gain (loss) on investments	(11)		(11)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(3)	1	(2)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	52	(19)	33
Prior service (credit) cost	4	(2)	2
Settlements/curtailments	7	(2)	5
Health care and life insurance
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	19	(7)	12
Prior service (credit) cost	(19)	7	(12)
Net unrealized gain (loss) on retirement benefits adjustments	60	(22)	38
Total other comprehensive income (loss)	$(109)	$(22)	$(131)

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

In the first quarter of 2017 and 2016, the noncontrolling interests’ comprehensive income (loss) was $(.6) million in both periods, which consisted of net income (loss) of $(.6) million in both periods.

(5)  Dividends declared and paid on a per share basis were as follows:

	Three Months Ended
	January 29	January 31
	2017	2016
Dividends declared	$.60	$.60
Dividends paid	$.60	$.60

(6)  A  reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended
	January 29	January 31
	2017	2016
Net income attributable to Deere & Company	$193.8	$254.4
Less income allocable to participating securities	.1	.1
Income allocable to common stock	$193.7	$254.3
Average shares outstanding	316.7	316.4
Basic per share	$.61	$.80

Average shares outstanding	316.7	316.4
Effect of dilutive share-based compensation	3.1	1.2
Total potential shares outstanding	319.8	317.6
Diluted per share	$.61	$.80

During the first quarter of 2017 and 2016, .2 million shares and 13.5 million shares, respectively, were excluded from the computation because the incremental shares would have been antidilutive.

(7)  The Company has several defined benefit pension plans and defined postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended
	January 29	January 31
	2017	2016
Service cost	$68	$64
Interest cost	90	98
Expected return on plan assets	(197)	(193)
Amortization of actuarial loss	60	52
Amortization of prior service cost	3	4
Settlements/curtailments		7
Net cost	$24	$32

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended
	January 29	January 31
	2017	2016
Service cost	$10	$9
Interest cost	49	51
Expected return on plan assets	(4)	(9)
Amortization of actuarial loss	25	19
Amortization of prior service credit	(19)	(19)
Net cost	$61	$51

During the first three months of 2017, the Company contributed approximately $19 million to its pension plans and $19 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $42 million to its pension plans and $19 million to its other postretirement benefit plans during the remainder of fiscal year 2017. These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)  The Company’s unrecognized tax benefits at January 29, 2017 were $187 million, compared to $198 million at October 30, 2016. The liability at January 29, 2017, October 30, 2016, and January 31, 2016 consisted of approximately $77 million, $81 million, and $71 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first three months of 2017 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(9)  Worldwide net sales and revenues, operating profit, and identifiable assets by segment in millions of dollars follow:

	Three Months Ended
	January 29	January 31%
	2017	2016	Change
Net sales and revenues:
Agriculture and turf	$3,598	$3,600
Construction and forestry	1,100	1,169	-6
Total net sales	4,698	4,769	-1
Financial services	696	636	+9
Other revenues	231	120	+93
Total net sales and revenues	$5,625	$5,525	+2
Operating profit: *
Agriculture and turf	$213	$144	+48
Construction and forestry	34	70	-51
Financial services	169	194	-13
Total operating profit	416	408	+2
Reconciling items **	(88)	(58)	+52
Income taxes	(134)	(96)	+40
Net income attributable to Deere & Company	$194	$254	-24

Intersegment sales and revenues:
Agriculture and turf net sales	$7	$7
Construction and forestry net sales
Financial services	49	47	+4

Equipment operations outside the U.S. and Canada:
Net sales	$1,892	$1,708	+11
Operating profit	75	21	+257

	January 29	October 30
	2017	2016
Identifiable assets:
Agriculture and turf	$8,692	$8,405	+3
Construction and forestry	3,042	3,017	+1
Financial services	39,458	40,837	-3
Corporate	5,105	5,659	-10
Total assets	$56,297	$57,918	-3

* Operating profit is income from continuing operations before corporate expenses, certain external interest expense, certain foreign exchange gains and losses, and income taxes. Operating profit of the financial services segment includes the effect of interest expense and foreign exchange gains and losses.

** Reconciling items are primarily corporate expenses, certain external interest expense, certain foreign exchange gains and losses, and net income attributable to noncontrolling interests.

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	January 29, 2017
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$135	$71	$80	$286
Construction and forestry	70	41	28	139
Other:
Agriculture and turf	44	19	5	68
Construction and forestry	9	4	4	17
Total	$258	$135	$117	$510

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$286	$175	$16,878	$17,339
Construction and forestry	139	36	2,546	2,721
Other:
Agriculture and turf	68	12	6,374	6,454
Construction and forestry	17	6	919	942
Total	$510	$229	$26,717	27,456
Less allowance for credit losses				175
Total financing receivables – net				$27,281

	October 30, 2016
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$115	$57	$65	$237
Construction and forestry	78	32	25	135
Other:
Agriculture and turf	26	11	6	43
Construction and forestry	10	5	4	19
Total	$229	$105	$100	$434

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$237	$191	$17,526	$17,954
Construction and forestry	135	35	2,558	2,728
Other:
Agriculture and turf	43	9	7,286	7,338
Construction and forestry	19	9	957	985
Total	$434	$244	$28,327	29,005
Less allowance for credit losses				176
Total financing receivables – net				$28,829

	January 31, 2016
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$143	$67	$70	$280
Construction and forestry	70	31	28	129
Other:
Agriculture and turf	35	17	4	56
Construction and forestry	9	6	3	18
Total	$257	$121	$105	$483

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$280	$115	$17,549	$17,944
Construction and forestry	129	21	2,543	2,693
Other:
Agriculture and turf	56	12	6,171	6,239
Construction and forestry	18	6	889	913
Total	$483	$154	$27,152	27,789
Less allowance for credit losses				155
Total financing receivables – net				$27,634

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended January 29, 2017
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$113	$40	$23	$176
Provision (credit)	8	(2)	1	7
Write-offs	(12)	(3)	(1)	(16)
Recoveries	2	6		8
End of period balance *	$111	$41	$23	$175

Financing receivables:
End of period balance	$20,060	$2,460	$4,936	$27,456
Balance individually evaluated **	$109	$5	$18	$132

	Three Months Ended January 31, 2016
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$95	$40	$22	$157
Provision	5	2		7
Write-offs	(7)	(7)		(14)
Recoveries	2	5		7
Translation adjustments	(2)			(2)
End of period balance *	$93	$40	$22	$155

Financing receivables:
End of period balance	$20,637	$2,151	$5,001	$27,789
Balance individually evaluated **	$55	$3	$7	$65

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
January 29, 2017*
Receivables with specific allowance **	$24	$22	$7	$26
Receivables without a specific allowance ***	27	26		27
Total	$51	$48	$7	$53
Agriculture and turf	$28	$27	$6	$30
Construction and forestry	$23	$21	$1	$23

October 30, 2016*
Receivables with specific allowance **	$31	$28	$9	$29
Receivables without a specific allowance ***	29	27		26
Total	$60	$55	$9	$55
Agriculture and turf	$33	$30	$8	$27
Construction and forestry	$27	$25	$1	$28

January 31, 2016*
Receivables with specific allowance **	$13	$12	$2	$13
Receivables without a specific allowance ***	15	14		14
Total	$28	$26	$2	$27
Agriculture and turf	$18	$16	$2	$18
Construction and forestry	$10	$10		$9

*   Finance income recognized was not material.

**  Primarily retail notes.

***   Primarily retail notes and wholesale receivables.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first three months of 2017, the Company identified 165 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $3.5 million pre-modification and $2.8 million post-modification. During the first three months of 2016, there were 18 financing receivable contracts, primarily retail notes, identified as troubled debt restructurings with aggregate balances of $.3 million pre-modification and $.3 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At January 29, 2017, the Company had commitments to lend approximately $11 million to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,213 million, $2,718 million, and $2,464 million at January 29, 2017, October 30, 2016, and January 31, 2016, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,175 million, $2,655 million, and $2,317 million at January 29, 2017, October 30, 2016, and January 31, 2016, respectively. In the fourth quarter of 2015, as part of a receivable transfer, the Company retained $228 million of securitization borrowings, with no balance at January 29, 2017 or October 30, 2016, and $113 million at January 31, 2016. This amount is not shown as a liability above as the borrowing is not outstanding to a third party. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $491 million, $663 million, and $213 million at January 29, 2017, October 30, 2016, and January 31, 2016, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $468 million, $616 million, and $205 million at January 29, 2017, October 30, 2016, and January 31, 2016, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,655 million, $1,861 million, and $1,405 million at January 29, 2017, October 30, 2016, and January 31, 2016, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,580 million, $1,729 million, and $1,355 million at January 29, 2017, October 30, 2016, and January 31, 2016, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

January 29, 2017
Carrying value of liabilities	$1,580
Maximum exposure to loss	1,655

The total assets of unconsolidated VIEs related to securitizations were approximately $52 billion at January 29, 2017.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	January 29	October 30	January 31
	2017	2016	2016
Financing receivables securitized (retail notes)	$4,262	$5,141	$4,015
Allowance for credit losses	(12)	(14)	(12)
Other assets	109	115	79
Total restricted securitized assets	$4,359	$5,242	$4,082

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	January 29	October 30	January 31
	2017	2016	2016
Short-term securitization borrowings	$4,220	$4,998	$3,875
Accrued interest on borrowings	3	2	2
Total liabilities related to restricted securitized assets	$4,223	$5,000	$3,877

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At January 29, 2017, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(12)  Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 29	October 30	January 31
	2017	2016	2016
Raw materials and supplies	$1,453	$1,369	$1,638
Work-in-process	564	453	538
Finished goods and parts	3,379	2,976	3,480
Total FIFO value	5,396	4,798	5,656
Less adjustment to LIFO value	1,436	1,457	1,406
Inventories	$3,960	$3,341	$4,250

(13)  The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Goodwill at November 1, 2015	$227	$499	$726
Translation adjustments	(3)	(4)	(7)
Goodwill at January 31, 2016	$224	$495	$719

Goodwill at October 30, 2016	$323	$493	$816
Translation adjustments	(5)	(2)	(7)
Goodwill at January 29, 2017	$318	$491	$809

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	January 29	October 30	January 31
	(Years)	2017	2016	2016
Amortized intangible assets:
Customer lists and relationships	11	$41	$42	$22
Technology, patents, trademarks, and other	14	127	131	96
Total at cost		168	173	118
Less accumulated amortization **		72	69	58
Other intangible assets – net		$96	$104	$60

*  Weighted-averages

** Accumulated amortization at January 29, 2017, October 30, 2016, and January 31, 2016 for customer lists and relationships totaled $13 million, $11 million, and $10 million and technology, patents, trademarks, and other totaled $59 million, $58 million, and $48 million, respectively.

The amortization of other intangible assets in the first quarter of 2017 and 2016 was $5 million and $3 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2017 – $13, 2018 – $14, 2019 – $12, 2020 – $10, and 2021 – $8.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $440 million and $450 million at January 29, 2017 and January 31, 2016, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended
	January 29	January 31
	2017	2016
Beginning of period balance	$1,226	$1,261
Payments	(164)	(196)
Amortization of premiums received	(43)	(47)
Accruals for warranties	231	182
Premiums received	40	44
Foreign exchange	(5)	(5)
End of period balance	$1,285	$1,239

At January 29, 2017, the Company had approximately $143 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At January 29, 2017, the Company had accrued losses of approximately $4 million under these agreements. The maximum remaining term of the receivables guaranteed at January 29, 2017 was approximately four years.

At January 29, 2017, the Company had commitments of approximately $158 million for the construction and acquisition of property and equipment. Also, at January 29, 2017, the Company had restricted assets of $121 million, primarily as collateral for borrowings and restricted other assets. See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $65 million at January 29, 2017, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at January 29, 2017.

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

(15)  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine fair value, the Company uses various methods including market and income approaches. The Company utilizes valuation models and techniques that maximize the use of observable inputs. The models are industry-standard models that consider various assumptions including time values and yield curves as well as other economic measures. These valuation techniques are consistently applied.

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

The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	January 29, 2017		October 30, 2016		January 31, 2016
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables – net	$23,031	$22,842	$23,702	$23,564	$23,630	$23,519
Financing receivables securitized – net	4,250	4,218	5,127	5,114	4,003	3,986
Short-term securitization borrowings	4,220	4,220	4,998	5,005	3,875	3,882

Long-term borrowings due within one year:
Equipment operations	$122	$115	$85	$80	$96	$89
Financial services	6,038	6,037	5,258	5,259	4,976	4,981
Total	$6,160	$6,152	$5,343	$5,339	$5,072	$5,070

Long-term borrowings:
Equipment operations	$4,534	$5,004	$4,565	$5,184	$4,496	$4,889
Financial services	18,383	18,513	19,138	19,273	19,978	19,979
Total	$22,917	$23,517	$23,703	$24,457	$24,474	$24,868

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

Fair values of long-term borrowings and short-term securitization borrowings were based on current market quotes for identical or similar borrowings and credit risk or on the discounted values of their related cash flows at current market interest rates. Certain long-term borrowings have been swapped to current variable interest rates. The carrying values of these long-term borrowings included adjustments related to fair value hedges.

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	January 29	October 30	January 31
	2017*	2016*	2016*
Marketable securities
Equity fund	$45	$45	$44
Fixed income fund	14	15
U.S. government debt securities	82	88	87
Municipal debt securities	38	43	33
Corporate debt securities	124	118	119
International debt securities	29	34	76
Mortgage-backed securities **	113	111	117
Total marketable securities	445	454	476
Other assets
Derivatives:
Interest rate contracts	144	294	437
Foreign exchange contracts	21	60	92
Cross-currency interest rate contracts	24	21	29
Total assets ***	$634	$829	$1,034
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$102	$29	$62
Foreign exchange contracts	68	43	24
Total liabilities	$170	$72	$86

*  Measurements above were Level 2 measurements except for Level 1 measurements of the equity fund of $45 million, $45 million, and $44 million at January 29, 2017, October 30, 2016, and January 31, 2016, respectively; the fixed income fund of $14 million and $15 million at January 29, 2017 and October 30, 2016, respectively; and U.S. government debt securities of $49 million, $53 million, and $43 million at January 29, 2017, October 30, 2016, and January 31, 2016, respectively. In addition, $23 million, $28 million, and $44 million of the international debt securities were Level 3 measurements at January 29, 2017, October 30, 2016, and January 31, 2016, respectively. There were no transfers between Level 1 and Level 2 during the first three months of 2017 or 2016.

** Primarily issued by U.S. government sponsored enterprises.

***  Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at January 29, 2017 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$27	$27
Due after one through five years	109	107
Due after five through 10 years	87	88
Due after 10 years	52	51
Mortgage-backed securities	114	113
Debt securities	$389	$386

Fair value, recurring Level 3 measurements from available for sale marketable securities in millions of dollars follow:

	Three Months Ended
	January 29	January 31
	2017	2016
Beginning of period balance	$28	$29
Purchases		25
Principal payments	(6)	(2)
Change in unrealized gain (loss)	1	(8)
End of period balance	$23	$44

Fair value,  nonrecurring Level 3 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended
	January 29	October 30	January 31	January 29	January 31
	2017	2016	2016	2017	2016
Equipment on operating leases – net		$654	$469		$4
Property and equipment – net		$31
Investments in unconsolidated affiliates		$1
Other assets		$184	$126		$9

* See financing receivables with specific allowances in Note 10. Losses were not significant.

The following is a description of the valuation methodologies the Company uses to measure certain financial instruments on the balance sheet at fair value:

Marketable Securities – The portfolio of investments, except for the Level 3 measurement international debt securities, is primarily valued on a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk, and prepayment speeds. Funds are primarily valued using the fund’s net asset value, based on the fair value of the underlying securities. The Level 3 measurement international debt securities are primarily valued using an income approach based on discounted cash flows using yield curves derived from limited, observable market data.

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

Equipment on Operating Leases – Net – The impairments are based on an income approach (discounted cash flow), using the contractual payments, plus an estimate of equipment sale price at lease maturity. Inputs include realized sales values.

Property and Equipment –  Net –  The impairments are measured at the lower of the carrying amount, or fair value. The valuations are based on a cost approach. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence.

Investment in Unconsolidated Affiliates – Other than temporary impairments for investments are measured as the difference between the implied fair value and the carrying value of the investments. The estimated fair value is determined by an income approach (discounted cash flows), which includes inputs such as interest rates and margins.

Other Assets – The impairments are measured at the lower of the carrying amount or fair value. The valuations are based on a market approach. The inputs include sales of comparable assets.

(16)  It is the Company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The Company’s financial services operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The Company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling, and financing in currencies other than the functional currencies.

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 29, 2017,  October 30, 2016, and January 31, 2016 were $1,850 million, $1,600 million, and $2,650 million, respectively. The notional amounts of cross-currency interest rate contracts at January 29, 2017,  October 30, 2016, and January 31, 2016 were $42 million, $42 million, and $60 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

There is no loss recorded in OCI at January 29, 2017 to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged. These contracts mature in up to 32 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at January 29, 2017, October 30, 2016, and January 31, 2016 were $7,880 million, $8,844 million, and $8,833 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a gain of $2 million and none during the first quarter of 2017 and 2016, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	Three Months Ended
	January 29	January 31
	2017	2016
Interest rate contracts *	$(234)	$75
Borrowings **	236	(75)

* Includes changes in fair values of interest rate contracts excluding net accrued interest income of $26 million and $39 million during the first quarter of 2017 and 2016, respectively.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $65 million and $67 million during the first quarter of 2017 and 2016, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings and purchases or sales of inventory. The total notional amounts of these interest rate swaps at January 29, 2017, October 30, 2016, and January 31, 2016 were $5,905 million, $6,060 million, and $6,060 million, the foreign exchange contracts were $4,060 million, $3,919 million, and $3,791 million, and the cross-currency interest rate contracts were $68 million, $63 million, and $73 million, respectively. At January 29, 2017, October 30, 2016, and January 31, 2016, there were also $461 million, $579 million, and $904 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	January 29	October 30	January 31
Other Assets	2017	2016	2016
Designated as hedging instruments:
Interest rate contracts	$116	$268	$382
Cross-currency interest rate contracts	10	11	15
Total designated	126	279	397

Not designated as hedging instruments:
Interest rate contracts	28	26	55
Foreign exchange contracts	21	60	92
Cross-currency interest rate contracts	14	10	14
Total not designated	63	96	161

Total derivative assets	$189	$375	$558

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$85	$10	$7
Total designated	85	10	7

Not designated as hedging instruments:
Interest rate contracts	17	19	55
Foreign exchange contracts	68	43	24
Total not designated	85	62	79

Total derivative liabilities	$170	$72	$86

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended
	OCI	January 29	January 31
	Classification	2017	2016
Fair Value Hedges:
Interest rate contracts	Interest	$(208)	$114

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	3	(3)
Foreign exchange contracts	OCI (pretax) *	1	2

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *		(3)
Foreign exchange contracts	Other operating *	1	2

Recognized Directly in Income
(Ineffective Portion)		**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$4	$(2)
Foreign exchange contracts	Cost of sales	(40)	33
Foreign exchange contracts	Other operating *	(28)	125
Total not designated		$(64)	$156

* Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

** The amount is not significant.

Counterparty Risk and Collateral

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit risk related contingent features that were in a net liability position at January 29, 2017, October 30, 2016, and January 31, 2016, was $101 million, $29 million, and $40 million, respectively. The Company, due to its credit rating and amounts of net liability position, has not posted any collateral. If the credit risk related contingent features were triggered, the Company would be required to post collateral up to an amount equal to this liability position prior to considering applicable netting provisions.

Derivative instruments are subject to significant concentrations of credit risk to the banking sector. The Company manages individual counterparty exposure by setting limits that consider the credit rating of the counterparty, the credit default swap spread of the counterparty, and other financial commitments and exposures between the Company and the counterparty banks. All interest rate derivatives are transacted under International Swaps and Derivatives Association (ISDA) documentation. Some of these agreements include credit support provisions. Each master agreement permits the net settlement of amounts owed in the event of default or termination.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting	Collateral
January 29, 2017	Recognized	Arrangements	Received	Net Amount
Assets	$189	$(46)		$143
Liabilities	170	(46)		124

	Gross Amounts	Netting	Collateral
October 30, 2016	Recognized	Arrangements	Received	Net Amount
Assets	$375	$(32)	$(6)	$337
Liabilities	72	(32)		40

	Gross Amounts	Netting	Collateral
January 31, 2016	Recognized	Arrangements	Received	Net Amount
Assets	$558	$(72)	$(24)	$462
Liabilities	86	(72)		14

(17)  In December 2016, the Company granted stock options to employees for the purchase of 718 thousand shares of common stock at an exercise price of $100.55 per share and a binomial lattice model fair value of $24.46 per share at the grant date. At January 29, 2017, options for 14.7 million shares were outstanding with a weighted-average exercise price of $80.43 per share. The Company also granted 562 thousand restricted stock units to employees and non-employee directors in the first three months of 2017, of which 448 thousand are subject to service based only conditions, 57 thousand are subject to performance/service based conditions, and 57 thousand are subject to market/service based conditions. The fair value of the service based only units at the grant date was $100.55 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $93.86 per unit based on the market price of a share of underlying common stock excluding dividends. The fair value of the market/service based units at the grant date was $129.70 per unit based on a lattice valuation model excluding dividends. At January 29, 2017, the Company was authorized to grant an additional 11.3 million shares related to stock option and restricted stock awards.

(18)  During the fourth quarter of 2016, the Company announced voluntary employee separation programs as part of its effort to reduce operating costs. The programs provided for cash payments based on previous years of service. The expense was recorded in the period the employees accept the separation offer. The programs’ total pretax expenses were approximately $111 million, of which $11 million was recorded in the fourth quarter of 2016, $94 million was recorded in the first quarter of 2017, and $6 million to be recognized over the remainder of the fiscal year. The payments for all programs were substantially made in the first quarter of 2017. The total 2017 expenses are allocated approximately 30 percent cost of sales, 16 percent research and development, and 54 percent selling, administrative and general. In addition, the expenses are allocated 75 percent to agriculture and turf operations, 17 percent to the construction and forestry operations, and 8 percent to the financial services operations. Savings from these programs are estimated to be approximately $70 million in 2017.

(19)  In December 2016, the Company sold approximately 38 percent of its interest in SiteOne Landscape Supply, Inc. (SiteOne) resulting in gross proceeds of approximately $114 million and a gain of $105 million pretax or $66 million after-tax. The gain is recorded in other income in the agriculture and turf operating segment. The Company retained approximately a 15 percent ownership interest in SiteOne after this sale. As a result of the Company’s representation on the SiteOne board of directors, the Company has the ability to exercise significant influence and will continue to account for the investment in SiteOne using the equity method.

(20) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended January 29, 2017 and January 31, 2016
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2017	2016	2017	2016
Net Sales and Revenues
Net sales	$4,697.8	$4,769.2
Finance and interest income	21.3	17.8	$687.3	$635.0
Other income	258.1	140.2	58.3	48.1
Total	4,977.2	4,927.2	745.6	683.1

Costs and Expenses
Cost of sales	3,797.2	3,840.6
Research and development expenses	310.9	319.3
Selling, administrative and general expenses	539.0	481.0	121.8	114.0
Interest expense	66.7	62.1	148.8	120.0
Interest compensation to Financial Services	45.7	44.8
Other operating expenses	57.9	21.2	306.8	256.1
Total	4,817.4	4,769.0	577.4	490.1

Income of Consolidated Group before Income Taxes	159.8	158.2	168.2	193.0
Provision for income taxes	80.1	31.1	54.3	64.4
Income of Consolidated Group	79.7	127.1	113.9	128.6

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	114.4	129.4	.5	.8
Other	(.9)	(2.7)
Total	113.5	126.7	.5	.8
Net Income	193.2	253.8	114.4	129.4
Less: Net loss attributable to noncontrolling interests	(.6)	(.6)
Net Income Attributable to Deere & Company	$193.8	$254.4	$114.4	$129.4

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	January 29	October 30	January 31	January 29	October 30	January 31
	2017	2016	2016	2017	2016	2016
Assets
Cash and cash equivalents	$2,667.9	$3,140.5	$2,308.2	$1,222.1	$1,195.3	$1,151.7
Marketable securities	29.1	34.2	76.3	416.4	419.3	400.0
Receivables from unconsolidated subsidiaries and affiliates	2,855.8	3,150.1	1,417.9
Trade accounts and notes receivable – net	537.4	654.2	417.6	3,787.5	3,370.5	4,032.8
Financing receivables – net	.7	.4	.9	23,030.2	23,701.9	23,629.5
Financing receivables securitized – net				4,250.4	5,126.5	4,003.2
Other receivables	773.1	855.4	1,005.8	116.2	164.0	105.0
Equipment on operating leases – net				5,825.3	5,901.5	5,074.4
Inventories	3,959.6	3,340.5	4,249.5
Property and equipment – net	4,979.3	5,118.5	4,985.3	51.1	52.1	53.9
Investments in unconsolidated subsidiaries and affiliates	4,658.6	4,697.0	4,621.2	12.2	11.9	11.3
Goodwill	809.2	815.7	718.7
Other intangible assets – net	95.5	104.1	59.6
Retirement benefits	133.7	93.6	249.3	19.8	20.5	24.0
Deferred income taxes	3,573.0	3,556.0	3,018.5	72.1	75.5	67.4
Other assets	847.0	834.9	855.2	654.5	798.1	814.9
Total Assets	$25,919.9	$26,395.1	$23,984.0	$39,457.8	$40,837.1	$39,368.1

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$269.7	$249.0	$249.0	$7,171.9	$6,661.7	$7,575.7
Short-term securitization borrowings				4,220.2	4,997.8	3,874.9
Payables to unconsolidated subsidiaries and affiliates	94.7	81.5	79.6	2,826.9	3,133.6	1,395.0
Accounts payable and accrued expenses	5,885.0	6,661.2	5,775.9	1,552.4	1,595.2	1,483.7
Deferred income taxes	87.4	87.3	78.2	763.2	745.9	640.7
Long-term borrowings	4,533.8	4,565.3	4,496.4	18,382.8	19,137.7	19,978.0
Retirement benefits and other liabilities	8,199.6	8,206.0	6,701.1	90.6	89.0	87.1
Total liabilities	19,070.2	19,850.3	17,380.2	35,008.0	36,360.9	35,035.1

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	14.0	14.0

Stockholders’ Equity
Common stock, $1 par value (issued shares at January 29, 2017 – 536,431,204)	4,084.8	3,911.8	3,843.1	2,079.1	2,079.1	2,064.7
Common stock in treasury	(15,569.1)	(15,677.1)	(15,601.9)
Retained earnings	23,914.3	23,911.3	23,209.1	2,644.6	2,670.3	2,617.1
Accumulated other comprehensive income (loss)	(5,604.5)	(5,626.0)	(4,860.1)	(273.9)	(273.2)	(348.8)
Total Deere & Company stockholders' equity	6,825.5	6,520.0	6,590.2	4,449.8	4,476.2	4,333.0
Noncontrolling interests	10.2	10.8	13.6
Total stockholders’ equity	6,835.7	6,530.8	6,603.8	4,449.8	4,476.2	4,333.0
Total Liabilities and Stockholders’ Equity	$25,919.9	$26,395.1	$23,984.0	$39,457.8	$40,837.1	$39,368.1

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Three Months Ended January 29, 2017 and January 31, 2016
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2017	2016	2017	2016
Cash Flows from Operating Activities
Net income	$193.2	$253.8	$114.4	$129.4
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	(.2)	2.0	6.7	7.4
Provision for depreciation and amortization	212.3	203.7	233.3	194.2
Impairment charges				12.6
Undistributed earnings of unconsolidated subsidiaries and affiliates	25.1	147.9	(.5)	(.8)
Provision (credit) for deferred income taxes	(16.7)	65.6	22.7	174.8
Changes in assets and liabilities:
Trade receivables	102.1	41.6
Inventories	(624.6)	(450.1)
Accounts payable and accrued expenses	(618.5)	(834.3)	(23.9)	21.2
Accrued income taxes payable/receivable	6.3	(231.6)	9.2	(9.9)
Retirement benefits	44.2	20.8	2.3	2.0
Other	(74.7)	(46.8)	60.5	4.7
Net cash provided by (used for) operating activities	(751.5)	(827.4)	424.7	535.6

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			5,132.5	4,925.3
Proceeds from maturities and sales of marketable securities	6.2	2.4	17.5	16.3
Proceeds from sales of equipment on operating leases			368.2	290.8
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	113.9
Cost of receivables acquired (excluding trade and wholesale)			(3,864.2)	(3,496.0)
Purchases of marketable securities		(46.0)	(21.7)	(25.7)
Purchases of property and equipment	(154.9)	(139.5)	(.3)	(.5)
Cost of equipment on operating leases acquired			(542.8)	(726.1)
Increase in trade and wholesale receivables			(213.5)	(163.1)
Other	(5.7)	(40.2)	(6.4)	31.3
Net cash provided by (used for) investing activities	(40.5)	(223.3)	869.3	852.3

Cash Flows from Financing Activities
Decrease in total short-term borrowings	(14.5)	(216.3)	(1,050.4)	(858.6)
Change in intercompany receivables/payables	316.9	935.2	(316.9)	(935.2)
Proceeds from long-term borrowings	19.2	79.5	1,276.6	1,752.5
Payments of long-term borrowings	(18.3)	(.1)	(1,030.6)	(1,181.2)
Proceeds from issuance of common stock	263.3	2.7
Repurchases of common stock	(6.2)	(107.8)
Dividends paid	(188.9)	(193.1)	(140.0)	(277.1)
Excess tax benefits from share-based compensation	5.7	1.0
Other	(19.1)	(13.7)	(5.3)	6.1
Net cash provided by (used for) financing activities	358.1	487.4	(1,266.6)	(1,493.5)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(38.7)	(28.5)	(.6)	(4.9)

Net Increase (Decrease) in Cash and Cash Equivalents	(472.6)	(591.8)	26.8	(110.5)
Cash and Cash Equivalents at Beginning of Period	3,140.5	2,900.0	1,195.3	1,262.2
Cash and Cash Equivalents at End of Period	$2,667.9	$2,308.2	$1,222.1	$1,151.7

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Organization

The Company’s equipment operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors. The equipment operations manufacture and distribute a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of equipment for construction and forestry. The Company’s financial services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the equipment operations. In addition, financial services offers extended equipment warranties. The information in the following discussion is presented in a format that includes information grouped as consolidated, equipment operations, and financial services. The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada. The Company’s operating segments consist of agriculture and turf, construction and forestry, and financial services.

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease 5 to 10 percent for 2017. Industry sales in the European Union (EU)28 nations are forecast to decline approximately 5 percent. In South America, industry sales of tractors and combines are projected to increase 15 to 20 percent. Asian sales are projected to be about the same or increase slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same for 2017. The Company’s agriculture and turf segment sales were unchanged in the first quarter and are forecast to increase by about 3 percent for fiscal year 2017. Construction equipment markets reflect moderate economic growth worldwide. In forestry, global industry sales are expected to be about the same to down about 5 percent. The Company’s construction and forestry segment sales decreased 6 percent in the first quarter and are forecast to increase about 7 percent in 2017. Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $480 million in 2017.

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

Although first quarter net sales and net income were lower than last year, all of the business segments remained profitable. The Company’s performance illustrates execution of operating plans, the importance of a broad product portfolio, and the impact of a more flexible cost structure. At the same time, the Company continues to focus on making its operations more efficient and achieving further structural cost reductions, while seeing signs that key agricultural markets may be stabilizing.

2017 Compared with 2016

Net income attributable to Deere & Company was $193.8 million, or $.61 per share, for the first quarter of 2017, compared with $254.4 million, or $.80 per share, for the same period last year. Worldwide net sales and revenues increased 2 percent to $5,625 million for the first quarter this year, compared with $5,525 million a year ago. Net sales of the worldwide equipment operations declined 1 percent to $4,698 million for the first quarter, compared with $4,769 million for the corresponding period last year, which included price realization of 2 percent and a favorable currency translation effect of 1 percent. Equipment net sales in the U.S. and Canada decreased 8 percent for the first quarter of 2017. Outside the U.S. and Canada, net sales increased 11 percent for the first quarter, including a favorable currency translation effect of 1 percent.

The Company’s equipment operations reported operating profit of $247 million for the first quarter of 2017, compared with $214 million for the same period last year. The improvement for the quarter was primarily driven by price realization, partially offset by expenses associated with the previously announced voluntary employee separation program, higher warranty costs, and the unfavorable effects of foreign currency exchange. Additionally, the first quarter benefited from a gain on the sale of a partial interest in the unconsolidated affiliate SiteOne (see

Note 19). Net income of the Company’s equipment operations was $80 million for the first quarter, compared with $127 million in 2016. In addition to the operating factors previously mentioned, a higher effective tax rate in 2017 reduced quarterly results. The effective tax rate increased in the first quarter of 2017 mainly due to a discrete deferred tax asset charge related to a U.S. tax law change. The first quarter of 2016 effective tax rate was favorably impacted by the enacted permanent extension of the U.S. research and development tax credit.

The Company’s financial services operations reported net income attributable to Deere & Company of $114.4 million for the first quarter, compared with $129.4 million for the same period last year. Lower results for the quarter were primarily due to less favorable financing spreads and voluntary employee separation expenses.

Business Segment Results

•

Agriculture and Turf. Segment sales were approximately the same for the first quarter with lower shipment volumes and higher warranty costs, offset by price realization and the favorable effects of currency translation. Operating profit was $213 million for the first quarter, compared with $144 million last year. The first quarter’s improvement was mainly driven by a gain on the sale of a partial interest in SiteOne (see Note 19) and price realization. These factors were partially offset by voluntary employee separation expenses, higher warranty costs, and the unfavorable effects of foreign currency exchange.

•

Construction and Forestry. Segment sales decreased 6 percent for the first quarter, mainly as a result of lower shipment volumes and higher sales incentive costs. Operating profit was $34 million for the first quarter compared with $70 million for the same period in 2016. Lower results for the quarter were mainly attributable to higher sales incentive expenses and the voluntary employee separation program.

•

Financial Services. The operating profit of the financial services segment was $169 million for the first quarter, compared with $194 million in the first quarter of 2016. Lower results for the first quarter were primarily due to less favorable financing spreads and voluntary employee separation expenses. Total financial services revenues, including intercompany revenues, increased 9 percent to $746 million in the current quarter from $683 million in the first quarter of 2016, primarily reflecting higher average financing rates. The average balance of receivables and leases financed was approximately the same in the first quarter of 2017, compared with the same period last year. Interest expense increased 24 percent in the first quarter primarily as a result of higher average borrowing rates. The financial services’ consolidated ratio of earnings to fixed charges was 2.18 to 1 for the first quarter this year, compared with 2.70 to 1 in the same period last year.

The cost of sales to net sales ratios for the first quarter of 2017 and 2016 were 80.8 percent and 80.5 percent, respectively. The increase was primarily due to higher warranty costs, the unfavorable effects of foreign currency exchange, and the voluntary employee separation program expenses, partially offset by price realization.

Other income increased in the first quarter of 2017 primarily due to the sale of a partial interest in SiteOne (see Note 19). Selling, administrative and general expenses increased in the first quarter primarily due to the voluntary employee separation program expenses (see Note 18) and commissions paid to dealers on direct sales. Other operating expenses increased primarily due to higher depreciation on operating leases and the effect of currency translation.

Market Conditions and Outlook

Company equipment sales are projected to increase about 4 percent for fiscal year 2017 and to increase about 1 percent in the second quarter, compared with the same periods a year ago. Foreign currency rates are not expected to have a significant translation effect on equipment sales for the year or second quarter. For fiscal 2017, net income attributable to Deere & Company is anticipated to be approximately $1,500 million.

•

Agriculture and Turf. The Company’s worldwide sales of agriculture and turf equipment are forecast to increase by about 3 percent for fiscal year 2017, with currency translation not expected to have a material impact. Industry sales for agricultural equipment in the U.S. and Canada are forecast to decrease 5 to 10 percent for fiscal year 2017. The decline, which reflects weakness in the livestock sector as well as the continuing impact of low crop prices, is expected to affect both large and small equipment. Full year 2017 industry sales in the EU28 are forecast to decline about 5 percent, with the decline attributable to low commodity prices and farm incomes. South American industry sales of tractors and combines are projected to increase 15 to 20 percent as a result of improving economic and political conditions in Brazil and Argentina. Asian sales are projected to be about the same to up slightly, benefiting from higher sales in India. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same for 2017, with company sales outpacing the industry.

•

Construction and Forestry. The Company’s worldwide sales of construction and forestry equipment are forecast to increase about 7 percent for 2017, with no material currency translation impact. The forecast reflects moderate economic growth worldwide. In forestry, global industry sales are expected to be about the same to down 5 percent, with soft conditions in North America offsetting strength in other regions.

•

Financial Services. Fiscal year 2017 net income attributable to Deere & Company for the financial services segment is expected to be approximately $480 million. The outlook reflects lower losses on lease residual values, partially offset by less favorable financing spreads and an increased provision for credit losses.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview,” “Market Conditions and Outlook,” and other forward-looking statements herein that relate to future events, expectations, and trends involve factors that are subject to change, and risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses.

The Company’s agricultural equipment business is subject to a number of uncertainties including the factors that affect farmers’ confidence and financial condition. These factors include demand for agricultural products, world grain stocks, weather conditions, soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of governments, changes in government farm programs and policies, international reaction to such programs, changes in environmental regulations and their impact on farming practices; changes in and effects of crop insurance programs, global trade agreements, animal diseases and their effects on poultry, beef and pork consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the Company’s turf and utility equipment include consumer confidence, weather conditions, customer profitability, consumer borrowing patterns, consumer purchasing preferences, housing starts, infrastructure investment, spending by municipalities and golf courses, and consumable input costs.

Consumer spending patterns, real estate and housing prices, the number of housing starts, interest rates and the levels of public and non-residential construction are important to sales and results of the Company’s construction and forestry equipment. Prices for pulp, paper, lumber, and structural panels are important to sales of forestry equipment.

All of the Company’s businesses and its results are affected by general economic conditions in the global markets and industries in which the Company operates; customer confidence in general economic conditions; government spending and taxing; foreign currency exchange rates and their volatility, especially fluctuations in the value of the U.S. dollar; interest rates; inflation and deflation rates; changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics.

Significant changes in market liquidity conditions, changes in the Company’s credit ratings and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows. Financial market conditions could also negatively impact customer access to capital for purchases of the Company’s products and customer confidence and purchase decisions, borrowing and repayment practices, and the number and size of customer loan delinquencies and defaults. A debt crisis, in Europe or elsewhere, could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, suppliers, demand for equipment, and Company operations and results. The Company’s investment management activities could be impaired by changes in the equity, bond, and other financial markets, which would negatively affect earnings.

The potential withdrawal of the United Kingdom from the European Union and the perceptions as to the impact of the withdrawal may adversely affect business activity, political stability, and economic conditions in the United Kingdom, the European Union, and elsewhere. The economic conditions and outlook could be further adversely affected by (i) the uncertainty concerning the timing and terms of the exit, (ii) new or modified trading arrangements between the United Kingdom and other countries, (iii) the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or (iv) the risk that the euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception that any of these developments are likely to occur, could affect economic growth or business activity in the United Kingdom or the

European Union, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, currency exchange rates, interest rates, financial institutions, and political, financial, and monetary systems. Any of these developments could affect our businesses, liquidity, results of operations, and financial position.

Additional factors that could materially affect the Company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas, and governmental programs, policies, tariffs, and sanctions in particular jurisdictions or for the benefit of certain industries or sectors; actions by central banks; actions by financial and securities regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions, carbon, and other greenhouse gas emissions, noise, and the effects of climate change; changes to GPS radio frequency bands or their permitted uses; changes in labor regulations; changes to accounting standards; changes in tax rates, estimates, and regulations and Company actions related thereto; compliance with U.S. and foreign laws when expanding to new markets and otherwise; and actions by other regulatory bodies.

Other factors that could materially affect results include production, design, and technological innovations and difficulties, including capacity and supply constraints and prices; the loss of or challenges to intellectual property rights whether through theft, infringement, counterfeiting or otherwise; the availability and prices of strategically sourced materials, components, and whole goods; delays or disruptions in the Company’s supply chain or the loss of liquidity by suppliers; disruptions of infrastructures that support communications, operations or distribution; the failure of suppliers or the Company to comply with laws, regulations, and Company policy pertaining to employment, human rights, health, safety, the environment, anti-corruption, privacy and data protection, and other ethical business practices; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits or other legal proceedings; start-up of new plants and products; the success of new product initiatives; changes in customer product preferences and sales mix; gaps or limitations in rural broadband coverage, capacity and speed needed to support technology solutions; oil and energy prices, supplies, and volatility; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; changes in demand and pricing for used equipment and resulting impacts on lease residual values; labor relations and contracts; changes in the ability to attract, train, and retain qualified personnel; acquisitions and divestitures of businesses; the integration of new businesses; the implementation of organizational changes; difficulties related to the conversion and implementation of enterprise resource planning systems; security breaches and other disruptions to the Company’s and suppliers’ information technology infrastructure; changes in Company declared dividends and common stock issuances and repurchases; changes in the level and funding of employee retirement benefits; changes in market values of investment assets, compensation, retirement, discount, and mortality rates which impact retirement benefit costs; and significant changes in health care costs.

The liquidity and ongoing profitability of John Deere Capital Corporation and other credit subsidiaries depend largely on timely access to capital in order to meet future cash flow requirements, and to fund operations, costs, and purchases of the Company’s products. If general economic conditions deteriorate or capital markets become more volatile, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact write-offs and provisions for credit losses.

The Company’s outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The Company, except as required by law, undertakes no obligation to update or revise its outlook, whether as a result of new developments or otherwise. Further information concerning the Company and its businesses, including factors that could materially affect the Company’s financial results, is included in the Company’s other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. Risk Factors of the Company’s most recent annual report on Form 10-K and quarterly reports on Form 10-Q).

Critical Accounting Policies

See the Company’s critical accounting policies discussed in the Management’s Discussion and Analysis of the most recent annual report filed on Form 10-K. There have been no material changes to these policies.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the Company’s consolidated totals, equipment operations, and financial services operations.

Consolidated

Negative cash flows from consolidated operating activities in the first three months of 2017 were $742 million. This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses, which were partially offset by net income adjusted for non-cash provisions, a decrease in receivables related to sales, and a change in net retirement benefits. Cash inflows from investing activities were $1,104 million in the first three months of this year, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $1,156 million and proceeds from sales of businesses and unconsolidated affiliates, net of cash sold, of $114 million, partially offset by purchases of property and equipment of $155 million. Negative cash flows from financing activities were $769 million in the first three months of 2017, primarily due to a decrease in borrowings of $818 million and dividends paid of $189 million, partially offset by proceeds from issuance of common stock of $263 million (resulting from the exercise of stock options). Cash and cash equivalents decreased $446 million during the first three months this year.

Negative cash flows from consolidated operating activities in the first three months of 2016 were $778 million. This resulted primarily from a decrease in accounts payable and accrued expenses, a seasonal increase in inventories, and a change in accrued income taxes payable/receivable, which were partially offset by net income adjusted for non-cash provisions and a decrease in receivables related to sales. Cash inflows from investing activities were $852 million in the first three months of 2016, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $1,037 million, partially offset by purchases of property and equipment of $140 million and purchases of marketable securities exceeding sales of marketable securities by $53 million. Negative cash flows from financing activities were $743 million in the first three months of 2016, primarily due to a decrease in borrowings of $424 million, dividends paid of $193 million, and repurchases of common stock of $108 million. Cash and cash equivalents decreased $702 million during the first quarter of 2016.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at January 29, 2017, October 30, 2016, and January 31, 2016 was $1,051 million, $1,253 million, and $2,564 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,336 million, $4,789 million, and $3,936 million, respectively. The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $1,760 million, $2,301 million, and $1,627 million at January 29, 2017, October 30, 2016, and January 31, 2016, respectively.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $7,230 million at January 29, 2017, $5,949 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at January 29, 2017 were a 364-day credit facility agreement of $1,200 million, and long-term credit facility agreements of $2,900 million expiring in April 2020, and $2,900 million expiring in April 2021. In February 2017, the Company revised its credit facility agreements, which increased the 364-day credit line amount to $1,750 million, and decreased the long-term credit line amounts and extended the agreements with $2,500 million expiring in April 2021, and $2,500 million expiring in April 2022. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 29, 2017 was $9,854 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $18,300 million at January 29, 2017. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

Debt Ratings. To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell, or hold Company securities. A credit rating agency may change or withdraw Company ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets. The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company debt securities by the rating agencies engaged by the Company are as follows:

Senior
	Long-Term	Short-Term	Outlook
Fitch Ratings	A	F1	Stable
Moody’s Investors Service, Inc.	A2	Prime-1	Negative
Standard & Poor’s	A	A-1	Stable

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $225 million during the first three months of 2017, primarily due to a seasonal increase. These receivables decreased $171 million, compared to a year ago, primarily due to lower shipment volumes. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 14 percent at January 29, 2017, compared to 13 percent at October 30, 2016 and 14 percent at January 31, 2016. Agriculture and turf trade receivables decreased $98 million and construction and forestry trade receivables decreased $73 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent at January 29, 2017, 2 percent at October 30, 2016, and 1 percent at January 31, 2016.

Deere & Company stockholders’ equity was $6,826 million at January 29, 2017, compared with $6,520 million at October 30, 2016 and $6,590 million at January 31, 2016. The increase of $306 million during the first three months of 2017 resulted primarily from net income attributable to Deere & Company of $194 million, an increase in common stock of $173 million, a decrease in treasury stock of $108 million, and a change in the retirement benefits adjustment of $43 million, which were partially offset by dividends declared of $191 million and a change in cumulative translation adjustment of $18 million.

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

Cash used for operating activities of the equipment operations, including intercompany cash flows, in the first three months of 2017 was $752 million. This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were cash inflows from net income adjusted for non-cash provisions, a decrease in trade receivables held by the equipment operations, and a change in net retirement benefits. Cash and cash equivalents decreased $473 million in the first three months of 2017.

Cash used for operating activities of the equipment operations, including intercompany cash flows, in the first three months of 2016 was $827 million. This resulted primarily from a decrease in accounts payable and accrued expenses, a seasonal increase in inventories, and a change in accrued income taxes payable/receivable. Partially offsetting these operating cash outflows were cash inflows from net income adjusted for non-cash provisions and a decrease in trade receivables. Cash and cash equivalents decreased $592 million in the first three months of 2016.

Trade receivables held by the equipment operations decreased $117 million during the first three months and increased $120 million from a year ago. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $619 million during the first three months, primarily due to a seasonal increase. Inventories decreased $290 million, compared to a year ago, primarily due to lower production volumes. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 30 percent at January 29, 2017, compared to 26 percent at October 30, 2016 and 29 percent at January 31, 2016.

Total interest-bearing debt of the equipment operations was $4,804 million at January 29, 2017, compared with $4,814 million at October 30, 2016 and $4,745 million at January 31, 2016. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 41 percent, 42 percent, and 42 percent at January 29, 2017, October 30, 2016, and January 31, 2016, respectively.

Property and equipment cash expenditures for the equipment operations in the first three months of 2017 were $155 million, compared with $140 million in the same period last year. Capital expenditures for the equipment operations in 2017 are estimated to be approximately $600 million.

In November 2015, the Company announced the signing of a definitive purchase agreement to acquire Precision Planting LLC., a developer and distributor of retrofit components for precision agriculture applications. The estimated purchase price, net of cash acquired, is $190 million. In August 2016, the U.S. Department of Justice filed a lawsuit to block the acquisition, which the Company is contesting. As a result of this development, the closing date for this transaction is uncertain.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

During the first three months of 2017, the cash provided by operating and investing activities was used for financing activities. Cash flows provided by operating activities, including intercompany cash flows, were $425 million in the first three months of 2017. Cash provided by investing activities totaled $869 million in the first three months of 2017 primarily due to the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $1,094 million, partially offset by an increase in trade and wholesale receivables of $214 million. Cash used for financing activities totaled $1,267 million, resulting primarily from a decrease in external borrowings of $804 million, a decrease in borrowings from Deere & Company of $317 million, and dividends paid to Deere & Company of $140 million. Cash and cash equivalents increased $27 million in the first three months of 2017.

During the first quarter of 2016, the cash provided by operating and investing activities was used for financing activities. Cash flows provided by operating activities, including intercompany cash flows, were $536 million in the first three months of 2016. Cash provided by investing activities totaled $852 million in the first three months of 2016 primarily due to the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $994 million, partially offset by an increase in trade and wholesale receivables of $163 million. Cash used for financing activities totaled $1,494 million, resulting primarily from a decrease in borrowings from Deere & Company of $935 million, a decrease in external borrowings of $287 million, and dividends paid to Deere & Company of $277 million. Cash and cash equivalents decreased $111 million in the first three months of 2016.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases. Total receivables and leases decreased $1,207 million during the first quarter of 2017 and increased $154 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 4 percent higher in the first three months of 2017, compared with the same period last year, as volumes of revolving charge accounts, financing leases, and retail notes were higher, while volumes of operating leases were lower. The amount of total trade receivables and wholesale notes increased compared to October 30, 2016 and decreased compared to January 31, 2016. Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $36,908 million at January 29, 2017, compared with $38,116 million at October 30, 2016 and $36,760 million at January 31, 2016. At January 29, 2017, the unpaid balance of all receivables administered, but not owned, was $15 million, compared with $15 million at October 30, 2016 and $20 million at January 31, 2016.

Total external interest-bearing debt of the financial services operations was $29,775 million at January 29, 2017, compared with $30,797 million at October 30, 2016 and $31,429 million at January 31, 2016. Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.3 to 1 at January 29, 2017, compared with 7.6 to 1 at October 30, 2016 and 7.6 to 1 at January 31, 2016.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11). During November 2016, the agreement was renewed with a total capacity, or “financing limit,” of $3,500 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At January 29, 2017, $2,047 million of secured short-term borrowings was outstanding under the agreement.

In the first three months of 2017, the financial services operations retired $779 million of retail note securitization borrowings. In addition, during the first three months of 2017, the financial services operations issued $1,277 million and retired $1,031 million of long-term borrowings, which were primarily medium-term notes.

Dividends and Other Events

The Company’s Board of Directors at its meeting on February 22, 2017 declared a quarterly dividend of $.60 per share payable May 1, 2017, to stockholders of record on March 31, 2017.

In February 2017, the Company’s financial services operations entered into a retail note securitization transaction, which will result in $759 million of secured borrowings. The transaction is expected to settle on March 2, 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of January 29, 2017, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A). There has been no material change in this information. The risks described in the annual report on Form 10-K, and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company. Additional risks and uncertainties may also materially affect the Company’s business, financial condition or operating results. One should not consider the risk factors to be a complete discussion of risks, uncertainties, and assumptions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2017 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased (2)	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Oct 31 to Nov 27	1	$88.09		30.2
Nov 28 to Dec 25	59	102.55		30.2
Dec 26 to Jan 29				30.2

Total	60
(1)

During the first quarter of 2017, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under these plans was based on the end of the first quarter closing share price of $107.99 per share. At the end of the first quarter of 2017, $3,260 million of common stock remained to be purchased under the plans.

(2)

In the first quarter of 2017, approximately 60 thousand shares were purchased from plan participants to pay payroll taxes on certain restricted stock awards. The shares were valued at a weighted-average market price of $102.34.

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

DEERE & COMPANY

Date:	February 24, 2017	By:	/s/ R. Kalathur
R. Kalathur Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws as amended (Exhibit 3.1 to Form 8-K of registrant dated September 1, 2016*)

10.1

2021 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, dated February 17, 2017

10.2

2022 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, dated February 17, 2017

12	Computation of ratio of earnings to fixed charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.