Form 10-Q
period 2017-04-30
DEERE & CO
filed 2017-06-02
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Yes    X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	X	Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company
Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No    X

At April 30, 2017, 319,862,099 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 50

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended April 30, 2017 and May 1, 2016
(In millions of dollars and shares except per share amounts) Unaudited
	2017	2016
Net Sales and Revenues
Net sales	$7,259.8	$7,106.6
Finance and interest income	665.0	611.4
Other income	362.2	157.4
Total	8,287.0	7,875.4

Costs and Expenses
Cost of sales	5,444.7	5,531.0
Research and development expenses	324.4	345.0
Selling, administrative and general expenses	775.3	714.8
Interest expense	226.9	191.0
Other operating expenses	346.4	360.3
Total	7,117.7	7,142.1

Income of Consolidated Group before Income Taxes	1,169.3	733.3
Provision for income taxes	371.9	237.8
Income of Consolidated Group	797.4	495.5
Equity in income (loss) of unconsolidated affiliates	4.8	(.8)
Net Income	802.2	494.7
Less: Net loss attributable to noncontrolling interests	(.2)	(.7)
Net Income Attributable to Deere & Company	$802.4	$495.4

Per Share Data
Basic	$2.51	$1.57
Diluted	$2.49	$1.56

Average Shares Outstanding
Basic	319.2	315.1
Diluted	322.5	316.5

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended April 30, 2017 and May 1, 2016
(In millions of dollars) Unaudited
	2017	2016

Net Income	$802.2	$494.7

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	33.6	19.1
Cumulative translation adjustment	16.7	311.8
Unrealized gain on derivatives		1.0
Unrealized gain on investments	58.7	9.5
Other Comprehensive Income (Loss), Net of Income Taxes	109.0	341.4

Comprehensive Income of Consolidated Group	911.2	836.1
Less: Comprehensive loss attributable to noncontrolling interests	(.2)	(.6)
Comprehensive Income Attributable to Deere & Company	$911.4	$836.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Six Months Ended April 30, 2017 and May 1, 2016
(In millions of dollars and shares except per share amounts) Unaudited
	2017	2016
Net Sales and Revenues
Net sales	$11,957.7	$11,875.8
Finance and interest income	1,320.5	1,210.5
Other income	634.0	313.6
Total	13,912.2	13,399.9

Costs and Expenses
Cost of sales	9,241.5	9,371.1
Research and development expenses	635.3	664.3
Selling, administrative and general expenses	1,434.7	1,307.7
Interest expense	434.9	364.3
Other operating expenses	668.5	608.0
Total	12,414.9	12,315.4

Income of Consolidated Group before Income Taxes	1,497.3	1,084.5
Provision for income taxes	506.4	333.3
Income of Consolidated Group	990.9	751.2
Equity in income (loss) of unconsolidated affiliates	4.5	(2.7)
Net Income	995.4	748.5
Less: Net loss attributable to noncontrolling interests	(.8)	(1.3)
Net Income Attributable to Deere & Company	$996.2	$749.8

Per Share Data
Basic	$3.13	$2.37
Diluted	$3.10	$2.36

Average Shares Outstanding
Basic	317.9	315.8
Diluted	321.1	317.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Six Months Ended April 30, 2017 and May 1, 2016
(In millions of dollars) Unaudited
	2017	2016

Net Income	$995.4	$748.5

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	76.6	57.2
Cumulative translation adjustment	(1.0)	153.8
Unrealized gain on derivatives	2.0	1.0
Unrealized gain (loss) on investments	52.9	(1.3)
Other Comprehensive Income (Loss), Net of Income Taxes	130.5	210.7

Comprehensive Income of Consolidated Group	1,125.9	959.2
Less: Comprehensive loss attributable to noncontrolling interests	(.8)	(1.2)
Comprehensive Income Attributable to Deere & Company	$1,126.7	$960.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	April 30	October 30	May 1
	2017	2016	2016
Assets
Cash and cash equivalents	$4,525.8	$4,335.8	$4,133.2
Marketable securities	546.3	453.5	475.5
Receivables from unconsolidated affiliates	34.9	16.5	81.3
Trade accounts and notes receivable – net	4,482.3	3,011.3	4,898.9
Financing receivables – net	23,301.1	23,702.3	23,415.3
Financing receivables securitized – net	4,281.8	5,126.5	4,734.7
Other receivables	931.3	1,018.5	876.2
Equipment on operating leases – net	5,923.9	5,901.5	5,455.5
Inventories	4,114.8	3,340.5	4,061.0
Property and equipment – net	4,959.9	5,170.6	5,079.7
Investments in unconsolidated affiliates	215.7	232.6	236.7
Goodwill	806.2	815.7	835.0
Other intangible assets – net	90.8	104.1	120.5
Retirement benefits	176.2	93.6	285.4
Deferred income taxes	3,041.9	2,964.4	2,681.9
Other assets	1,535.9	1,631.1	1,745.4
Total Assets	$58,968.8	$57,918.5	$59,116.2

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$7,963.6	$6,910.7	$8,574.3
Short-term securitization borrowings	4,224.6	4,997.8	4,636.7
Payables to unconsolidated affiliates	101.6	81.6	109.5
Accounts payable and accrued expenses	7,215.9	7,240.1	6,980.8
Deferred income taxes	169.0	166.0	180.3
Long-term borrowings	23,253.1	23,703.0	24,587.7
Retirement benefits and other liabilities	8,333.2	8,274.5	6,856.2
Total liabilities	51,261.0	51,373.7	51,925.5

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	14.0	14.0	14.0

Stockholders’ Equity
Common stock, $1 par value (issued shares at April 30, 2017 – 536,431,204)	4,176.8	3,911.8	3,862.0
Common stock in treasury	(15,521.0)	(15,677.1)	(15,693.6)
Retained earnings	24,524.4	23,911.3	23,514.7
Accumulated other comprehensive income (loss)	(5,495.5)	(5,626.0)	(4,518.8)
Total Deere & Company stockholders’ equity	7,684.7	6,520.0	7,164.3
Noncontrolling interests	9.1	10.8	12.4
Total stockholders’ equity	7,693.8	6,530.8	7,176.7
Total Liabilities and Stockholders’ Equity	$58,968.8	$57,918.5	$59,116.2

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Six Months Ended April 30, 2017 and May 1, 2016
(In millions of dollars) Unaudited
	2017	2016
Cash Flows from Operating Activities
Net income	$995.4	$748.5
Adjustments to reconcile net income to net cash used for operating activities:
Provision for credit losses	32.6	35.1
Provision for depreciation and amortization	843.1	761.8
Impairment charges		49.7
Share-based compensation expense	32.3	32.0
Gain on sale of unconsolidated affiliates and investments	(281.4)
Undistributed earnings of unconsolidated affiliates	(3.1)	5.3
Provision (credit) for deferred income taxes	(100.4)	93.3
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(989.5)	(1,311.5)
Inventories	(1,090.4)	(405.8)
Accounts payable and accrued expenses	103.6	(367.8)
Accrued income taxes payable/receivable	195.1	12.0
Retirement benefits	115.6	91.1
Other	(27.9)	(56.1)
Net cash used for operating activities	(175.0)	(312.4)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	8,228.0	8,120.6
Proceeds from maturities and sales of marketable securities	41.3	71.4
Proceeds from sales of equipment on operating leases	786.4	630.1
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	113.9
Cost of receivables acquired (excluding receivables related to sales)	(7,628.6)	(6,872.9)
Purchases of marketable securities	(43.7)	(112.2)
Purchases of property and equipment	(253.0)	(232.6)
Cost of equipment on operating leases acquired	(925.1)	(1,204.1)
Acquisitions of businesses, net of cash acquired		(198.9)
Other	(18.7)	8.6
Net cash provided by investing activities	300.5	210.0

Cash Flows from Financing Activities
Increase in total short-term borrowings	183.1	38.3
Proceeds from long-term borrowings	2,661.6	3,276.6
Payments of long-term borrowings	(2,742.2)	(2,686.6)
Proceeds from issuance of common stock	383.6	11.1
Repurchases of common stock	(6.2)	(205.4)
Dividends paid	(379.5)	(383.2)
Excess tax benefits from share-based compensation	11.3	2.7
Other	(39.7)	(32.6)
Net cash provided by financing activities	72.0	20.9

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7.5)	52.5

Net Increase (Decrease) in Cash and Cash Equivalents	190.0	(29.0)
Cash and Cash Equivalents at Beginning of Period	4,335.8	4,162.2
Cash and Cash Equivalents at End of Period	$4,525.8	$4,133.2

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Six Months Ended April 30, 2017 and May 1, 2016
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Balance November 1, 2015	$6,757.6	$3,825.6	$(15,497.6)	$23,144.8	$(4,729.4)	$14.2
Net income (loss)	748.5			749.8		(1.3)
Other comprehensive income	210.7				210.6	.1
Repurchases of common stock	(205.4)		(205.4)
Treasury shares reissued	9.4		9.4
Dividends declared	(380.0)			(379.5)		(.5)
Acquisition							$14.0
Stock options and other	35.9	36.4		(.4)		(.1)
Balance May 1, 2016	$7,176.7	$3,862.0	$(15,693.6)	$23,514.7	$(4,518.8)	$12.4	$14.0

Balance October 30, 2016	$6,530.8	$3,911.8	$(15,677.1)	$23,911.3	$(5,626.0)	$10.8	$14.0
Net income (loss)	995.4			996.2		(.8)
Other comprehensive income	130.5				130.5
Repurchases of common stock	(6.2)		(6.2)
Treasury shares reissued	162.3		162.3
Dividends declared	(383.6)			(382.9)		(.7)
Stock options and other	264.6	265.0		(.2)		(.2)
Balance April 30, 2017	$7,693.8	$4,176.8	$(15,521.0)	$24,524.4	$(5,495.5)	$9.1	$14.0

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal year 2017 and 2016 were April 30, 2017 and May 1, 2016, respectively. Both periods contained 13 weeks.

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows. The Company transferred inventory to equipment on operating leases of approximately $319 million and $269 million in the first six months of 2017 and 2016, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $32 million and $33 million at April 30, 2017 and May 1, 2016, respectively.

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

In the first quarter of 2017, the Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends ASC 835-30, Interest – Imputation of Interest. This ASU requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing. As required, the presentation and disclosure requirements were adopted through retrospective application with the consolidated balance sheet and related notes in prior periods adjusted for a consistent presentation. Debt issuance costs of $63 million and $67 million at October 30, 2016 and May 1, 2016, respectively, were reclassified from other assets to borrowings in the consolidated balance sheet.

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

New accounting standards to be adopted are as follows:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue. In August 2015, the FASB amended the effective date to be the first quarter of fiscal year 2019 with early adoption permitted in the first quarter of fiscal year 2018. The FASB issued several amendments clarifying various aspects of the ASU, including revenue transactions that involve a third party, goods or services that are immaterial in the context of the contract and licensing arrangements. The Company plans to adopt the ASU effective the first quarter of fiscal year 2019 using a modified retrospective method and continues to evaluate the ASU’s potential effects on the consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. This ASU simplifies the treatment of share based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting. This change will be recognized prospectively. The presentation of excess tax benefits in the statement of consolidated cash flows is also modified to be included with other income tax cash flows as an operating activity. The change can be adopted using a prospective or retrospective transition method. The ASU also clarifies that cash paid by an employer when directly withholding shares for tax withholding purposes should be presented as a financing activity in the statement of consolidated cash flows and should be applied retrospectively. The effective date will be the first quarter of fiscal year 2018, with early adoption permitted. The Company will adopt the ASU in the third quarter of fiscal year 2017. If adopted in the second quarter of fiscal year 2017, net income would have increased approximately $11 million and net cash flow provided by operating activities would have increased $11 million.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which amends ASC 350, Intangibles – Goodwill and Other. This ASU simplifies the goodwill impairment test by removing the requirement to perform a hypothetical purchase price allocation when the carrying value of a reporting unit exceeds its fair value. This ASU states the impairment will be measured as the excess of the reporting unit’s carrying value over the fair value, with a limit of the goodwill allocated to that reporting unit. The effective date is fiscal year 2021, with early adoption permitted after January 1, 2017. The ASU will be adopted in the third quarter of fiscal year 2017 on a prospective basis and will not have a material effect on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC 715, Compensation – Retirement Benefits. This ASU requires that employers report only the service cost component of the total defined benefit pension and postretirement benefit cost in the same income statement lines as compensation for the participating employees. The other components of these benefit costs are reported outside of income from operations. In addition, only the service cost component of the benefit costs is eligible for capitalization. The ASU will be adopted on a retrospective basis for the presentation of the benefit costs and on a prospective basis for the capitalization of only the service cost. The effective date is fiscal year 2019, with early adoption permitted. The Company plans to adopt the ASU in the first quarter of fiscal year 2018 and is evaluating the potential effects on the consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which amends ASC 718, Compensation – Stock Compensation. This ASU provides guidance about which changes to the terms of a share-based payment award should be accounted for as a modification. A change to an award should be accounted for as a modification unless the fair value of the modified award is the same as the original award, the vesting conditions do not change, and the classification as an equity or liability instrument does not change. The ASU will be adopted on a prospective basis. The effective date is the first quarter of fiscal year 2019, with early adoption permitted. The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)  The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Investments	Income (Loss)
Balance November 1, 2015	$(3,501)	$(1,238)	$(2)	$12	$(4,729)
Other comprehensive income (loss) items before reclassification	(18)	154	(1)	(1)	134
Amounts reclassified from accumulated other comprehensive income	75		2	(1)	76
Net current period other comprehensive income (loss)	57	154	1	(2)	210
Balance May 1, 2016	$(3,444)	$(1,084)	$(1)	$10	$(4,519)

Balance October 30, 2016	$(4,409)	$(1,229)	$1	$11	$(5,626)
Other comprehensive income (loss) items before reclassification	(13)	(1)		165	151
Amounts reclassified from accumulated other comprehensive income	89		2	(112)	(21)
Net current period other comprehensive income (loss)	76	(1)	2	53	130
Balance April 30, 2017	$(4,333)	$(1,230)	$3	$64	$(5,496)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 30, 2017	Amount	Credit	Amount
Cumulative translation adjustment	$17		$17
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(4)	$2	(2)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1	(1)
Foreign exchange contracts – Other operating expense	3	(1)	2
Net unrealized gain (loss) on derivatives
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	269	(99)	170
Reclassification of realized (gain) loss – Other income	(176)	65	(111)
Net unrealized gain (loss) on investments	93	(34)	59
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(8)	3	(5)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	61	(22)	39
Prior service (credit) cost	3	(1)	2
Settlements/curtailments	1		1
Health care and life insurance
Net actuarial gain (loss)	(10)	3	(7)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	24	(9)	15
Prior service (credit) cost	(19)	7	(12)
Net unrealized gain (loss) on retirement benefits adjustments	52	(19)	33
Total other comprehensive income (loss)	$162	$(53)	$109

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended April 30, 2017	Amount	Credit	Amount
Cumulative translation adjustment	$(1)		$(1)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1		1
Foreign exchange contracts – Other operating expense	2	$(1)	1
Net unrealized gain (loss) on derivatives	3	(1)	2
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	262	(97)	165
Reclassification of realized (gain) loss – Other income	(178)	66	(112)
Net unrealized gain (loss) on investments	84	(31)	53
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(9)	3	(6)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	121	(44)	77
Prior service (credit) cost	6	(2)	4
Settlements/curtailments	1		1
Health care and life insurance
Net actuarial gain (loss)	(10)	3	(7)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	49	(18)	31
Prior service (credit) cost	(38)	14	(24)
Net unrealized gain (loss) on retirement benefits adjustments	120	(44)	76
Total other comprehensive income (loss)	$206	$(76)	$130

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended May 1, 2016	Amount	Credit	Amount
Cumulative translation adjustment	$312		$312
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1)	$1
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2	(1)	1
Foreign exchange contracts – Other operating expense	1	(1)
Net unrealized gain (loss) on derivatives	2	(1)	1
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	9		9
Reclassification of realized (gain) loss – Other income	(1)	1
Net unrealized gain (loss) on investments	8	1	9
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(14)	5	(9)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	52	(19)	33
Prior service (credit) cost	4	(1)	3
Settlements/curtailments	2	(1)	1
Health care and life insurance
Net actuarial gain (loss)	(11)	4	(7)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	18	(7)	11
Prior service (credit) cost	(20)	7	(13)
Net unrealized gain (loss) on retirement benefits adjustments	31	(12)	19
Total other comprehensive income (loss)	$353	$(12)	$341

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

In the second quarter of 2017 and 2016, the noncontrolling interests’ comprehensive income (loss) was $(.2) million and $(.6) million, respectively, which consisted of net income (loss) of $(.2) million and $(.7) million and cumulative translation adjustments of none and $.1 million, respectively.

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended May 1, 2016	Amount	Credit	Amount
Cumulative translation adjustment	$154		$154
Unrealized gain (loss) on derivatives:
Unrealized hedging (loss)	(2)	$1	(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	5	(2)	3
Foreign exchange contracts – Other operating expense	(1)		(1)
Net unrealized gain (loss) on derivatives	2	(1)	1
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(1)		(1)
Reclassification of realized (gain) loss – Other income	(2)	1	(1)
Net unrealized gain (loss) on investments	(3)	1	(2)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(17)	6	(11)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	104	(38)	66
Prior service (credit) cost	8	(3)	5
Settlements/curtailments	9	(3)	6
Health care and life insurance
Net actuarial gain (loss)	(11)	4	(7)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	37	(14)	23
Prior service (credit) cost	(39)	14	(25)
Net unrealized gain (loss) on retirement benefits adjustments	91	(34)	57
Total other comprehensive income (loss)	$244	$(34)	$210

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

In the first six months of 2017 and 2016, the noncontrolling interests’ comprehensive income (loss) was $(.8) million and $(1.2) million, respectively, which consisted of net income (loss) of $(.8) million and $(1.3) million and cumulative translation adjustments of none and $.1 million, respectively.

(5)  Dividends declared and paid on a per share basis were as follows:

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2017	2016	2017	2016
Dividends declared	$.60	$.60	$1.20	$1.20
Dividends paid	$.60	$.60	$1.20	$1.20

(6)  A  reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2017	2016	2017	2016
Net income attributable to Deere & Company	$802.4	$495.4	$996.2	$749.8
Less income allocable to participating securities	.2	.2	.3	.3
Income allocable to common stock	$802.2	$495.2	$995.9	$749.5
Average shares outstanding	319.2	315.1	317.9	315.8
Basic per share	$2.51	$1.57	$3.13	$2.37

Average shares outstanding	319.2	315.1	317.9	315.8
Effect of dilutive share-based compensation	3.3	1.4	3.2	1.3
Total potential shares outstanding	322.5	316.5	321.1	317.1
Diluted per share	$2.49	$1.56	$3.10	$2.36

During the second quarter and first six months of 2017, .7 million shares and .5 million shares, respectively, were excluded from the computation because the incremental shares would have been antidilutive. For both periods of 2016, 11.9 million shares were excluded in the above per share computation.

(7)  The Company has several defined benefit pension plans and defined postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2017	2016	2017	2016
Service cost	$67	$62	$135	$126
Interest cost	90	97	180	195
Expected return on plan assets	(197)	(194)	(394)	(387)
Amortization of actuarial loss	61	52	121	104
Amortization of prior service cost	3	4	6	8
Settlements/curtailments	1	2	1	9
Net cost	$25	$23	$49	$55

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2017	2016	2017	2016
Service cost	$11	$10	$21	$19
Interest cost	49	51	98	102
Expected return on plan assets	(5)	(9)	(9)	(18)
Amortization of actuarial loss	24	18	49	37
Amortization of prior service credit	(19)	(20)	(38)	(39)
Net cost	$60	$50	$121	$101

During the first six months of 2017, the Company contributed approximately $33 million to its pension plans and $19 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $30 million to its pension plans and $19 million to its other postretirement benefit plans during the remainder of fiscal year 2017. These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)  The Company’s unrecognized tax benefits at April 30, 2017 were $192 million, compared to $198 million at October 30, 2016. The liability at April 30, 2017, October 30, 2016, and May 1, 2016 consisted of approximately $79 million, $81 million, and $75 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first six months of 2017 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(9)  Worldwide net sales and revenues, operating profit, and identifiable assets by segment in millions of dollars follow:

	Three Months Ended			Six Months Ended
	April 30	May 1%		April 30	May 1%
	2017	2016	Change	2017	2016	Change
Net sales and revenues:
Agriculture and turf	$5,794	$5,742	+1	$9,392	$9,341	+1
Construction and forestry	1,466	1,365	+7	2,566	2,535	+1
Total net sales	7,260	7,107	+2	11,958	11,876	+1
Financial services	716	651	+10	1,412	1,287	+10
Other revenues	311	117	+166	542	237	+129
Total net sales and revenues	$8,287	$7,875	+5	$13,912	$13,400	+4
Operating profit: *
Agriculture and turf	$1,003	$614	+63	$1,215	$759	+60
Construction and forestry	108	74	+46	143	143
Financial services	160	160		328	354	-7
Total operating profit	1,271	848	+50	1,686	1,256	+34
Reconciling items **	(97)	(115)	-16	(184)	(173)	+6
Income taxes	(372)	(238)	+56	(506)	(333)	+52
Net income attributable to Deere & Company	$802	$495	+62	$996	$750	+33

Intersegment sales and revenues:
Agriculture and turf net sales	$10	$9	+11	$17	$16	+6
Construction and forestry net sales
Financial services	62	80	-23	111	127	-13

Equipment operations outside the U.S. and Canada:
Net sales	$2,968	$2,598	+14	$4,860	$4,306	+13
Operating profit	390	231	+69	464	252	+84

	April 30	October 30
	2017	2016
Identifiable assets:
Agriculture and turf	$9,209	$8,405	+10
Construction and forestry	3,184	3,017	+6
Financial services	40,915	40,837
Corporate	5,661	5,659
Total assets	$58,969	$57,918	+2

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	April 30, 2017
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$120	$75	$65	$260
Construction and forestry	80	44	33	157
Other:
Agriculture and turf	37	12	27	76
Construction and forestry	12	4	2	18
Total	$249	$135	$127	$511

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$260	$159	$16,838	$17,257
Construction and forestry	157	31	2,563	2,751
Other:
Agriculture and turf	76	10	6,692	6,778
Construction and forestry	18	4	952	974
Total	$511	$204	$27,045	27,760
Less allowance for credit losses				177
Total financing receivables – net				$27,583

	October 30, 2016
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$115	$57	$65	$237
Construction and forestry	78	32	25	135
Other:
Agriculture and turf	26	11	6	43
Construction and forestry	10	5	4	19
Total	$229	$105	$100	$434

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$237	$191	$17,526	$17,954
Construction and forestry	135	35	2,558	2,728
Other:
Agriculture and turf	43	9	7,286	7,338
Construction and forestry	19	9	957	985
Total	$434	$244	$28,327	29,005
Less allowance for credit losses				176
Total financing receivables – net				$28,829

	May 1, 2016
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$137	$70	$71	$278
Construction and forestry	79	29	28	136
Other:
Agriculture and turf	28	12	33	73
Construction and forestry	10	6	2	18
Total	$254	$117	$134	$505

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$278	$129	$17,436	$17,843
Construction and forestry	136	32	2,556	2,724
Other:
Agriculture and turf	73	12	6,671	6,756
Construction and forestry	18	23	951	992
Total	$505	$196	$27,614	28,315
Less allowance for credit losses				165
Total financing receivables – net				$28,150

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended April 30, 2017
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$111	$41	$23	$175
Provision	10	15	1	26
Write-offs	(15)	(18)	(1)	(34)
Recoveries	5	5		10
End of period balance *	$111	$43	$23	$177

	Six Months Ended April 30, 2017
Allowance:
Beginning of period balance	$113	$40	$23	$176
Provision	18	13	2	33
Write-offs	(27)	(20)	(3)	(50)
Recoveries	7	10	1	18
End of period balance *	$111	$43	$23	$177
Financing receivables:
End of period balance	$20,008	$3,036	$4,716	$27,760
Balance individually evaluated **	$148	$4	$17	$169

	Three Months Ended May 1, 2016
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$93	$40	$22	$155
Provision	12	11	1	24
Write-offs	(12)	(15)	(1)	(28)
Recoveries	3	4		7
Translation adjustments	6		1	7
End of period balance *	$102	$40	$23	$165

	Six Months Ended May 1, 2016
Allowance:
Beginning of period balance	$95	$40	$22	$157
Provision	17	13	2	32
Write-offs	(19)	(22)	(1)	(42)
Recoveries	5	9		14
Translation adjustments	4			4
End of period balance *	$102	$40	$23	$165
Financing receivables:
End of period balance	$20,567	$2,636	$5,112	$28,315
Balance individually evaluated **	$73	$2	$26	$101

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
April 30, 2017*
Receivables with specific allowance **	$23	$22	$9	$26
Receivables without a specific allowance ***	27	24		28
Total	$50	$46	$9	$54
Agriculture and turf	$28	$26	$8	$32
Construction and forestry	$22	$20	$1	$22

October 30, 2016*
Receivables with specific allowance **	$31	$28	$9	$29
Receivables without a specific allowance ***	29	27		26
Total	$60	$55	$9	$55
Agriculture and turf	$33	$30	$8	$27
Construction and forestry	$27	$25	$1	$28

May 1, 2016*
Receivables with specific allowance **	$27	$26	$5	$23
Receivables without a specific allowance ***	36	35		31
Total	$63	$61	$5	$54
Agriculture and turf	$32	$31	$5	$28
Construction and forestry	$31	$30		$26

*   Finance income recognized was not material.

**  Primarily retail notes.

***   Primarily retail notes and wholesale receivables.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first six months of 2017, the Company identified 226 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $5.2 million pre-modification and $4.2 million post-modification. During the first six months of 2016, there were 46 financing receivable contracts, primarily wholesale receivables, identified as troubled debt restructurings with aggregate balances of $17.6 million pre-modification and $17.1 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At April 30, 2017, the Company had commitments to lend approximately $14 million to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,589 million, $2,718 million, and $2,782 million at April 30, 2017, October 30, 2016, and May 1, 2016, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,522 million, $2,655 million, and $2,707 million at April 30, 2017, October 30, 2016, and May 1, 2016, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $413 million, $663 million, and $271 million at April 30, 2017, October 30, 2016, and May 1, 2016, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $390 million, $616 million, and $254 million at April 30, 2017, October 30, 2016, and May 1, 2016, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,395 million, $1,861 million, and $1,787 million at April 30, 2017, October 30, 2016, and May 1, 2016, respectively. The liabilities (short-term securitization borrowings, and accrued interest) related to these conduits were $1,315 million, $1,729 million, and $1,678 million at April 30, 2017, October 30, 2016, and May 1, 2016, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

April 30, 2017
Carrying value of liabilities	$1,315
Maximum exposure to loss	1,395

The total assets of unconsolidated VIEs related to securitizations were approximately $52 billion at April 30, 2017.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	April 30	October 30	May 1
	2017	2016	2016
Financing receivables securitized (retail notes)	$4,295	$5,141	$4,749
Allowance for credit losses	(13)	(14)	(14)
Other assets	115	115	105
Total restricted securitized assets	$4,397	$5,242	$4,840

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	April 30	October 30	May 1
	2017	2016	2016
Short-term securitization borrowings	$4,225	$4,998	$4,637
Accrued interest on borrowings	2	2	2
Total liabilities related to restricted securitized assets	$4,227	$5,000	$4,639

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At April 30, 2017, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(12)  Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30	October 30	May 1
	2017	2016	2016
Raw materials and supplies	$1,559	$1,369	$1,485
Work-in-process	531	453	507
Finished goods and parts	3,421	2,976	3,473
Total FIFO value	5,511	4,798	5,465
Less adjustment to LIFO value	1,396	1,457	1,404
Inventories	$4,115	$3,341	$4,061

(13)  The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Goodwill at November 1, 2015	$227	$499	$726
Acquisitions	92		92
Translation adjustments	3	14	17
Goodwill at May 1, 2016	$322	$513	$835

Goodwill at October 30, 2016	$323	$493	$816
Translation adjustments and other	(10)		(10)
Goodwill at April 30, 2017	$313	$493	$806

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	April 30	October 30	May 1
	(Years)	2017	2016	2016
Amortized intangible assets:
Customer lists and relationships	12	$39	$42	$42
Technology, patents, trademarks, and other	14	129	131	140
Total at cost		168	173	182
Less accumulated amortization **		77	69	61
Other intangible assets – net		$91	$104	$121

*  Weighted-averages

** Accumulated amortization at April 30, 2017, October 30, 2016, and May 1, 2016 for customer lists and relationships totaled $15 million, $11 million, and $10 million and technology, patents, trademarks, and other totaled $62 million, $58 million, and $51 million, respectively.

The amortization of other intangible assets in the second quarter and the first six months of 2017 was $4 million and $9 million and for 2016 was $3 million and $6 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2017 – $9, 2018 – $14, 2019 – $13, 2020 – $10, and 2021 – $8.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $444 million and $467 million at April 30, 2017 and May 1, 2016, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2017	2016	2017	2016
Beginning of period balance	$1,285	$1,239	$1,226	$1,261
Payments	(167)	(199)	(332)	(395)
Amortization of premiums received	(54)	(57)	(97)	(104)
Accruals for warranties	238	192	470	374
Premiums received	55	45	95	89
Foreign exchange	8	15	3	10
End of period balance	$1,365	$1,235	$1,365	$1,235

At April 30, 2017, the Company had approximately $143 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At April 30, 2017, the Company had accrued losses of approximately $3 million under these agreements. The maximum remaining term of the receivables guaranteed at April 30, 2017 was approximately four years.

At April 30, 2017, the Company had commitments of approximately $185 million for the construction and acquisition of property and equipment. Also, at April 30, 2017, the Company had restricted assets of $95 million, primarily as collateral for borrowings and restricted other assets. See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $70 million at April 30, 2017, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at April 30, 2017.

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

The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	April 30, 2017		October 30, 2016		May 1, 2016
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables – net	$23,301	$23,141	$23,702	$23,564	$23,415	$23,300
Financing receivables securitized – net	4,282	4,253	5,127	5,114	4,735	4,723
Short-term securitization borrowings	4,225	4,225	4,998	5,005	4,637	4,642

Long-term borrowings due within one year:
Equipment operations	$120	$119	$85	$80	$41	$38
Financial services	5,339	5,345	5,258	5,259	5,308	5,321
Total	$5,459	$5,464	$5,343	$5,339	$5,349	$5,359

Long-term borrowings:
Equipment operations	$4,520	$5,020	$4,565	$5,184	$4,562	$5,148
Financial services	18,733	18,864	19,138	19,273	20,026	20,182
Total	$23,253	$23,884	$23,703	$24,457	$24,588	$25,330

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	April 30	October 30	May 1
	2017*	2016*	2016*
Marketable securities
U.S. equity securities and funds	$135	$45	$44
Fixed income fund	15	15	3
U.S. government debt securities	79	88	79
Municipal debt securities	39	43	41
Corporate debt securities	132	118	113
International debt securities	28	34	71
Mortgage-backed securities **	118	111	124
Total marketable securities	546	454	475
Other assets
Derivatives:
Interest rate contracts	142	294	419
Foreign exchange contracts	60	60	38
Cross-currency interest rate contracts	14	21	22
Total assets ***	$762	$829	$954
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$79	$29	$48
Foreign exchange contracts	50	43	96
Cross-currency interest rate contracts	2		1
Total liabilities	$131	$72	$145

*  Measurements above were Level 2 measurements except for Level 1 measurements of the U.S. equity securities and funds of $135 million, $45 million, and $44 million at April 30, 2017, October 30, 2016, and May 1, 2016, respectively; the fixed income fund of $15 million, $15 million, and $3 million at April 30, 2017; October 30, 2016, and May 1, 2016, respectively; and U.S. government debt securities of $46 million, $53 million, and $38 million at April 30, 2017, October 30, 2016, and May 1, 2016, respectively. In addition, $23 million, $28 million, and $40 million of the international debt securities were Level 3 measurements at April 30, 2017, October 30, 2016, and May 1, 2016. There were no transfers between Level 1 and Level 2 during the first six months of 2017 or 2016.

** Primarily issued by U.S. government sponsored enterprises.

***  Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at April 30, 2017 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$24	$23
Due after one through five years	106	105
Due after five through 10 years	94	96
Due after 10 years	53	54
Mortgage-backed securities	118	118
Debt securities	$395	$396

Fair value, recurring Level 3 measurements from available for sale marketable securities in millions of dollars follow:

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2017	2016	2017	2016
Beginning of period balance	$23	$44	$28	$29
Purchases				25
Principal payments	(1)	(6)	(6)	(8)
Change in unrealized gain (loss)	1	2	1	(6)
End of period balance	$23	$40	$23	$40

Fair value,  nonrecurring Level 3 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended		Six Months Ended
	April 30	October 30	May 1	April 30	May 1	April 30	May 1
	2017	2016	2016	2017	2016	2017	2016
Equipment on operating leases – net		$654	$725		$26		$30
Property and equipment – net		$31
Investments in unconsolidated affiliates		$1
Other assets		$184	$166		$11		$20

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 30, 2017, October 30, 2016, and May 1, 2016 were $1,600 million, $1,600 million, and $1,600 million, respectively. The notional amounts of cross-currency interest rate contracts at April 30, 2017, October 30, 2016, and May 1, 2016 were $32 million, $42 million, and $51 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of gain recorded in OCI at April 30, 2017 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $1 million after-tax. These contracts mature in up to 29 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at April 30, 2017, October 30, 2016, and May 1, 2016 were $7,605 million, $8,844 million, and $9,923 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were none and a loss of $1 million during the second quarter of 2017 and 2016, respectively, and were a gain of $2 million and a loss of $1 million during the first six months of 2017 and 2016. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2017	2016	2017	2016
Interest rate contracts *	$32	$(9)	$(202)	$66
Borrowings **	(32)	8	204	(67)

* Includes changes in fair values of interest rate contracts excluding net accrued interest income of $22 million and $39 million during the second quarter of 2017 and 2016, respectively, and $48 million and $78 million during the first six months of 2017 and 2016, respectively.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $61 million and $75 million during the second quarter of 2017 and 2016, respectively, and $126 million and $142 million during the first six months of 2017 and 2016, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings and purchases or sales of inventory. The total notional amounts of these interest rate swaps at April 30, 2017, October 30, 2016, and May 1, 2016 were $5,783 million, $6,060 million, and $6,524 million, the foreign exchange contracts were $4,600 million, $3,919 million, and $3,894 million, and the cross-currency interest rate contracts were $76 million, $63 million, and $74 million, respectively. At April 30, 2017, October 30, 2016, and May 1, 2016, there were also $366 million, $579 million, and $762 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	April 30	October 30	May 1
Other Assets	2017	2016	2016
Designated as hedging instruments:
Interest rate contracts	$116	$268	$368
Cross-currency interest rate contracts	7	11	13
Total designated	123	279	381

Not designated as hedging instruments:
Interest rate contracts	26	26	51
Foreign exchange contracts	60	60	38
Cross-currency interest rate contracts	7	10	9
Total not designated	93	96	98

Total derivative assets	$216	$375	$479

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$64	$10	$8
Total designated	64	10	8

Not designated as hedging instruments:
Interest rate contracts	15	19	40
Foreign exchange contracts	50	43	96
Cross-currency interest rate contracts	2		1
Total not designated	67	62	137

Total derivative liabilities	$131	$72	$145

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended		Six Months Ended
	OCI	April 30	May 1	April 30	May 1
	Classification	2017	2016	2017	2016
Fair Value Hedges:
Interest rate contracts	Interest	$54	$30	$(154)	$144

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(1)		2	(3)
Foreign exchange contracts	OCI (pretax) *	(3)	(1)	(2)	1

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(1)	(2)	(1)	(5)
Foreign exchange contracts	Other operating *	(3)	(1)	(2)	1

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$(4)	$5		$3
Foreign exchange contracts	Cost of sales	28	(62)	$(12)	(29)
Foreign exchange contracts	Other operating *	15	(186)	(13)	(61)
Total not designated		$39	$(243)	$(25)	$(87)

* Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

** The amount is not significant.

Counterparty Risk and Collateral

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit risk related contingent features that were in a net liability position at April 30, 2017, October 30, 2016, and May 1, 2016, was $81 million, $29 million, and $32 million, respectively. The Company, due to its credit rating and amounts of net liability position, has not posted any collateral. If the credit risk related contingent features were triggered, the Company would be required to post collateral up to an amount equal to this liability position prior to considering applicable netting provisions.

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

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting	Collateral
April 30, 2017	Recognized	Arrangements	Received	Net Amount
Assets	$216	$(54)		$162
Liabilities	131	(54)		77

	Gross Amounts	Netting	Collateral
October 30, 2016	Recognized	Arrangements	Received	Net Amount
Assets	$375	$(32)	$(6)	$337
Liabilities	72	(32)		40

	Gross Amounts	Netting	Collateral
May 1, 2016	Recognized	Arrangements	Received	Net Amount
Assets	$479	$(53)	$(20)	$406
Liabilities	145	(53)		92

(17)  In December 2016, the Company granted stock options to employees for the purchase of 718 thousand shares of common stock at an exercise price of $100.55 per share and a binomial lattice model fair value of $24.46 per share at the grant date. At April 30, 2017, options for 13.1 million shares were outstanding with a weighted-average exercise price of $80.69 per share. The Company also granted 577 thousand restricted stock units to employees and non-employee directors in the first six months of 2017, of which 463 thousand are subject to service based only conditions, 57 thousand are subject to performance/service based conditions, and 57 thousand are subject to market/service based conditions. The weighted-average fair value of the service based only units at the grant date was $100.90 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $93.86 per unit based on the market price of a share of underlying common stock excluding dividends. The fair value of the market/service based units at the grant date was $129.70 per unit based on a lattice valuation model excluding dividends. At April 30, 2017, the Company was authorized to grant an additional 11.3 million shares related to stock option and restricted stock awards.

(18)  During the fourth quarter of 2016, the Company announced voluntary employee-separation programs as part of its effort to reduce operating costs. The programs provided for cash payments based on previous years of service. The expense is recorded in the period the employees accept the separation offer. The programs’ total pretax expenses are approximately $113 million, of which $11 million was recorded in the fourth quarter of 2016, $94 million was recorded in the first quarter of 2017, and $5 million was recorded in the second quarter, with $3 million to be recognized over the remainder of the fiscal year. The payments for all programs were substantially made in the first quarter of 2017. The total 2017 expenses are allocated approximately 30 percent cost of sales, 16 percent research and development, and 54 percent selling, administrative and general. In addition, the expenses are allocated 74 percent to agriculture and turf operations, 18 percent to the construction and forestry operations, and 8 percent to the financial services operations. Savings from these programs are estimated to be approximately $70 million in 2017.

(19)  In December 2016, the Company sold approximately 38 percent of its interest in SiteOne Landscape Supply, Inc. (SiteOne) resulting in gross proceeds of $114 million and a gain of $105 million pretax or $66 million after-tax. In April 2017, the Company sold an additional 68 percent of its then remaining interest in SiteOne resulting in gross proceeds of $184 million and a gain of $176 million pretax or $111 million after-tax. The gains in both periods were recorded in other income in the agriculture and turf operating segment. The proceeds from the April sale were received in the fiscal third quarter and were presented in other receivables at April 30, 2017. After the December sale, the Company retained approximately a 15 percent ownership interest in SiteOne and approximately a 5 percent ownership interest after the April sale.

Prior to April 2017, the Company’s representation on the SiteOne board of directors allowed the Company to exercise significant influence, and therefore, the investment in SiteOne was accounted for using the equity method. In March 2017, the Company reduced its representation on the SiteOne board of directors. As a result, at April 30, 2017 the remaining investment in SiteOne of $90 million was recorded as an available for sale security and presented in marketable securities.

(20)  On May 31, 2017, the Company entered into a definitive agreement to acquire the stock and certain assets for substantially all of Wirtgen Group Holding GmbH’s (Wirtgen) business operations. Wirtgen, a privately-held international company, is the leading manufacturer worldwide of road construction equipment. Headquartered in Germany, Wirtgen has six brands across the road construction sector spanning processing, mixing, paving, compaction and rehabilitation. Wirtgen sells products in more than 100 countries and has approximately 8,000 employees.

The purchase price, which is payable in cash, is EUR 4,357 million (or approximately US $4,900 million based on the exchange rate as of May 25, 2017), with a portion held in escrow to secure certain indemnity obligations. In addition to the purchase price, the Company will assume substantially all liabilities and will pay Wirtgen an additional amount equal to five percent per annum multiplied by the purchase price for the period starting May 31, 2017 until the closing date (Ticking Fee). The estimated total transaction value is approximately EUR 4,600 million (or approximately US $5,200 million based on currency exchange rates as of May 25, 2017), which represents the aggregate purchase price, plus assumed net debt of Wirtgen, and the estimated ticking fee.

The transaction is expected to close in the first quarter of fiscal year 2018. The Company currently expects to fund the acquisition and the transaction expenses from a combination of cash and new debt financing.

The purchase is subject to regulatory approval in several jurisdictions as well as certain other customary closing conditions. Either the Company or Wirtgen may terminate the purchase agreement in the event the closing is not completed by February 28, 2018.

(21) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended April 30, 2017 and May 1, 2016
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2017	2016	2017	2016
Net Sales and Revenues
Net sales	$7,259.8	$7,106.6
Finance and interest income	18.7	12.9	$716.4	$662.9
Other income	339.6	139.9	61.0	68.2
Total	7,618.1	7,259.4	777.4	731.1

Costs and Expenses
Cost of sales	5,445.1	5,531.5
Research and development expenses	324.4	345.0
Selling, administrative and general expenses	637.5	588.5	139.6	128.0
Interest expense	67.0	67.7	169.4	125.9
Interest compensation to Financial Services	60.4	61.8
Other operating expenses	73.8	91.4	309.0	317.4
Total	6,608.2	6,685.9	618.0	571.3

Income of Consolidated Group before Income Taxes	1,009.9	573.5	159.4	159.8
Provision for income taxes	315.8	180.4	56.1	57.4
Income of Consolidated Group	694.1	393.1	103.3	102.4

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	103.5	102.6	.2	.2
Other	4.6	(1.0)
Total	108.1	101.6	.2	.2
Net Income	802.2	494.7	103.5	102.6
Less: Net loss attributable to noncontrolling interests	(.2)	(.7)
Net Income Attributable to Deere & Company	$802.4	$495.4	$103.5	$102.6

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Six Months Ended April 30, 2017 and May 1, 2016
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2017	2016	2017	2016
Net Sales and Revenues
Net sales	$11,957.7	$11,875.8
Finance and interest income	40.0	30.8	$1,403.7	$1,297.9
Other income	597.6	280.0	119.2	116.3
Total	12,595.3	12,186.6	1,522.9	1,414.2

Costs and Expenses
Cost of sales	9,242.3	9,372.1
Research and development expenses	635.3	664.3
Selling, administrative and general expenses	1,176.4	1,069.6	261.3	242.0
Interest expense	133.8	129.8	318.1	245.9
Interest compensation to Financial Services	106.1	106.6
Other operating expenses	131.7	112.5	615.9	573.5
Total	11,425.6	11,454.9	1,195.3	1,061.4

Income of Consolidated Group before Income Taxes	1,169.7	731.7	327.6	352.8
Provision for income taxes	395.9	211.5	110.5	121.8
Income of Consolidated Group	773.8	520.2	217.1	231.0

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	217.9	232.0	.8	1.0
Other	3.7	(3.7)
Total	221.6	228.3	.8	1.0
Net Income	995.4	748.5	217.9	232.0
Less: Net loss attributable to noncontrolling interests	(.8)	(1.3)
Net Income Attributable to Deere & Company	$996.2	$749.8	$217.9	$232.0

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	April 30	October 30	May 1	April 30	October 30	May 1
	2017	2016	2016	2017	2016	2016
Assets
Cash and cash equivalents	$3,343.8	$3,140.5	$2,790.8	$1,182.0	$1,195.3	$1,342.4
Marketable securities	118.1	34.2	71.2	428.2	419.3	404.3
Receivables from unconsolidated subsidiaries and affiliates	3,453.0	3,150.1	2,226.2
Trade accounts and notes receivable – net	742.9	654.2	631.2	4,867.3	3,370.5	5,529.4
Financing receivables – net		.4	.7	23,301.1	23,701.9	23,414.6
Financing receivables securitized – net				4,281.8	5,126.5	4,734.7
Other receivables	801.6	855.4	778.2	136.0	164.0	130.8
Equipment on operating leases – net				5,923.9	5,901.5	5,455.5
Inventories	4,114.8	3,340.5	4,061.0
Property and equipment – net	4,909.7	5,118.5	5,026.2	50.2	52.1	53.5
Investments in unconsolidated subsidiaries and affiliates	4,612.2	4,697.0	4,774.7	12.5	11.9	11.9
Goodwill	806.2	815.7	835.0
Other intangible assets – net	90.8	104.1	120.5
Retirement benefits	176.2	93.6	280.9	18.9	20.5	23.2
Deferred income taxes	3,651.1	3,556.0	3,185.7	76.3	75.5	70.4
Other assets	901.1	834.9	861.0	636.8	798.1	887.2
Total Assets	$27,721.5	$26,395.1	$25,643.3	$40,915.0	$40,837.1	$42,057.9

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$276.6	$249.0	$218.7	$7,687.0	$6,661.7	$8,355.6
Short-term securitization borrowings				4,224.6	4,997.8	4,636.7
Payables to unconsolidated subsidiaries and affiliates	101.6	81.5	109.5	3,418.1	3,133.6	2,144.9
Accounts payable and accrued expenses	6,765.0	6,661.2	6,674.5	1,587.1	1,595.2	1,603.7
Deferred income taxes	89.7	87.3	102.7	764.8	745.9	651.8
Long-term borrowings	4,520.4	4,565.3	4,562.0	18,732.7	19,137.7	20,025.7
Retirement benefits and other liabilities	8,260.4	8,206.0	6,785.2	91.7	89.0	89.6
Total liabilities	20,013.7	19,850.3	18,452.6	36,506.0	36,360.9	37,508.0

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	14.0	14.0	14.0

Stockholders’ Equity
Common stock, $1 par value (issued shares at April 30, 2017 – 536,431,204)	4,176.8	3,911.8	3,862.0	2,079.1	2,079.1	2,071.9
Common stock in treasury	(15,521.0)	(15,677.1)	(15,693.6)
Retained earnings	24,524.4	23,911.3	23,514.7	2,608.1	2,670.3	2,719.7
Accumulated other comprehensive income (loss)	(5,495.5)	(5,626.0)	(4,518.8)	(278.2)	(273.2)	(241.7)
Total Deere & Company stockholders' equity	7,684.7	6,520.0	7,164.3	4,409.0	4,476.2	4,549.9
Noncontrolling interests	9.1	10.8	12.4
Total stockholders’ equity	7,693.8	6,530.8	7,176.7	4,409.0	4,476.2	4,549.9
Total Liabilities and Stockholders’ Equity	$27,721.5	$26,395.1	$25,643.3	$40,915.0	$40,837.1	$42,057.9

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Six Months Ended April 30, 2017 and May 1, 2016
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2017	2016	2017	2016
Cash Flows from Operating Activities
Net income	$995.4	$748.5	$217.9	$232.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(.2)	4.0	32.8	31.1
Provision for depreciation and amortization	427.0	410.2	476.9	399.4
Impairment charges				49.7
Gain on sale of unconsolidated affiliates and investments	(281.4)
Undistributed earnings of unconsolidated subsidiaries and affiliates	59.8	51.5	(.6)	(1.0)
Provision (credit) for deferred income taxes	(118.8)	(87.3)	18.4	180.6
Changes in assets and liabilities:
Trade receivables	(87.7)	(142.2)
Inventories	(771.8)	(136.7)
Accounts payable and accrued expenses	200.0	(107.9)	18.0	14.7
Accrued income taxes payable/receivable	191.5	.2	3.6	11.8
Retirement benefits	111.0	86.8	4.6	4.3
Other	(49.2)	(18.2)	104.8	40.7
Net cash provided by operating activities	675.6	808.9	876.4	963.3

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			8,833.8	8,699.2
Proceeds from maturities and sales of marketable securities	7.9	31.3	33.4	40.1
Proceeds from sales of equipment on operating leases			786.4	630.1
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	113.9
Cost of receivables acquired (excluding trade and wholesale)			(8,238.0)	(7,343.6)
Purchases of marketable securities		(63.1)	(43.7)	(49.1)
Purchases of property and equipment	(252.2)	(231.7)	(.8)	(.9)
Cost of equipment on operating leases acquired			(1,355.6)	(1,567.7)
Increase in trade and wholesale receivables			(1,012.7)	(1,547.0)
Acquisitions of businesses, net of cash acquired		(198.9)
Other	(18.1)	(70.9)	(.6)	53.6
Net cash used for investing activities	(148.5)	(533.3)	(997.8)	(1,085.3)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(7.4)	(193.4)	190.5	231.7
Change in intercompany receivables/payables	(287.5)	290.8	287.5	(290.8)
Proceeds from long-term borrowings	19.1	133.5	2,642.5	3,143.1
Payments of long-term borrowings	(24.7)	(67.7)	(2,717.5)	(2,618.9)
Proceeds from issuance of common stock	383.6	11.1
Repurchases of common stock	(6.2)	(205.4)
Dividends paid	(379.5)	(383.2)	(280.2)	(277.1)
Excess tax benefits from share-based compensation	11.3	2.7
Other	(25.8)	(14.4)	(13.9)	2.9
Net cash provided by (used for) financing activities	(317.1)	(426.0)	108.9	190.9

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6.7)	41.2	(.8)	11.3

Net Increase (Decrease) in Cash and Cash Equivalents	203.3	(109.2)	(13.3)	80.2
Cash and Cash Equivalents at Beginning of Period	3,140.5	2,900.0	1,195.3	1,262.2
Cash and Cash Equivalents at End of Period	$3,343.8	$2,790.8	$1,182.0	$1,342.4

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease about 5 percent for 2017. Industry sales in the European Union (EU)28 nations are forecast to be about the same or to decline approximately 5 percent. In South America, industry sales of tractors and combines are projected to increase about 20 percent. Asian sales are projected to be about the same or increase slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same for 2017. The Company’s agriculture and turf segment sales increased 1 percent in the second quarter and are forecast to increase by about 8 percent for fiscal year 2017. Construction equipment markets reflect moderate economic growth worldwide. In forestry, global industry sales are expected to decrease about 5 percent for 2017. The Company’s construction and forestry segment sales increased 7 percent in the second quarter and are forecast to increase about 13 percent in 2017. Net income attributable to Deere & Company for the Company’s financial services operations is expected to be approximately $475 million in 2017.

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

The Company reported strong results in the second quarter as key markets showed signs of further stabilization. Modestly higher overall product demand with farm machinery sales in South America experiencing a strong recovery allowed the Company to raise forecasted full year earnings. The results illustrate the Company’s success in improving operating efficiency and developing a wider range of revenue sources, along with the impact of investments in advanced technology, new products, and additional markets.

2017 Compared with 2016

Net income attributable to Deere & Company was $802.4 million, or $2.49 per share, for the second quarter of 2017, compared with $495.4 million, or $1.56 per share, for the same period last year. For the first six months of 2017, net income attributable to Deere & Company was $996.2 million, or $3.10 per share, compared with $749.8 million, or $2.36 per share, last year. Worldwide net sales and revenues increased 5 percent to $8,287 million for the second quarter this year, compared with $7,875 million a year ago, and increased 4 percent to $13,912 million for the first six months, compared with $13,400 million last year. Net sales of the worldwide equipment operations rose 2 percent to $7,260 million for the second quarter and 1 percent to $11,958 million for the first six months, compared with $7,107 million and $11,876 million for the same periods last year. Sales included price realization of 2 percent for both periods. Equipment net sales in the U.S. and Canada decreased 5 percent for the second quarter and 6 percent for the first six months. Outside the U.S. and Canada, net sales increased 14 percent for the second quarter and 13 percent for the first six months, with no material effect of currency translation in either period.

The Company’s equipment operations reported operating profit of $1,111 million for the second quarter of 2017 and $1,358 million for the first six months, compared with $688 million and $902 million, respectively, for the same periods last year. The improvement for the quarter was primarily driven by price realization, the impact of a favorable sales mix, favorable effects of foreign currency exchange, and higher shipment volumes, partially offset by higher warranty costs. Improved six month results benefited from price realization, a favorable sales mix, and higher shipment volumes, partially offset by expenses associated with the previously announced voluntary employee-separation program and higher warranty costs. Additionally, quarterly and six month results were aided significantly by a gain on the sale of a partial interest in the unconsolidated affiliate SiteOne (see Note 19). Net income of the Company’s equipment operations was $694 million for the second quarter and $774 million for the first six months, compared with $393 million and $520 million for the corresponding periods of 2016. In addition to the operating factors mentioned above, a higher effective tax rate reduced results for the first six months of 2017.

The Company’s financial services operations reported net income attributable to Deere & Company of $103.5 million for the second quarter and $217.9 million for the first six months, compared with $102.6 million and $232.0 million for the same periods last year. Results for the quarter benefited from lower losses on lease residual values, largely offset by less favorable financing spreads and higher selling, administrative and general expenses. Year to date results were affected by less favorable financing spreads and higher selling, administrative and general expenses, including voluntary employee-separation expenses, partially offset by lower losses on lease residual values.

Business Segment Results

•

Agriculture and Turf. Segment sales increased 1 percent for the quarter and first six months due to price realization. Year to date results were also affected by lower shipment volumes. Operating profit was $1,003 million for the quarter and $1,215 million year to date, compared with respective totals of $614 million and $759 million last year. Results for the quarter benefited from a more favorable sales mix, price realization, and the favorable effects of foreign exchange. For the first six months, results improved primarily due to price realization and a more favorable sales mix, partially offset by voluntary employee-separation expenses. The gain on the sale of a partial interest in SiteOne (see Note 19) made a significant contribution to the segment’s results for both periods.

•

Construction and Forestry. Segment sales increased 7 percent for the quarter and 1 percent for six months mainly as a result of higher shipment volumes and price realization, partially offset by higher warranty costs. Operating profit was $108 million for the quarter and $143 million for six months, compared with $74 million and $143 million last year. Results for the quarter were assisted by increased shipment volumes and price realization, partially offset by higher warranty costs and a less favorable sales mix. For the first six months, results were about the same as in the prior period and were affected by the same operating factors as for the quarter, as well as by voluntary employee-separation expenses.

•

Financial Services. The operating profit of the financial services segment was $160 million for the second quarter and $328 million for the first six months of 2017, compared with $160 million and $354 million in the same periods last year. Results for the quarter benefited from lower losses on lease residual values, largely offset by less favorable financing spreads and higher selling, administrative and general expenses. Year to date results were affected by less favorable financing spreads and higher selling, administrative and general expenses, including voluntary employee-separation expenses, partially offset by lower losses on lease residual values. Total financial services revenues, including intercompany revenues, increased 6 percent to $777 million in the current quarter from $731 million in the second quarter of 2016 and increased 8 percent to $1,523 million in the first six months this year compared to $1,414 million last year. The average balance of receivables and leases financed decreased 1 percent in the second quarter and in the first six months of 2017, compared with the same periods last year. Interest expense increased 35 percent in the current quarter and 29 percent in the first six months of 2017, primarily as a result of higher average borrowing rates, partially offset by lower average borrowings. The financial services’ consolidated ratio of earnings to fixed charges was 1.98 to 1 for the second quarter this year, compared with 2.27 to 1 in the same period last year. The ratio was 2.08 to 1 for the first six months this year, compared to 2.47 to 1 for the same period last year.

The cost of sales to net sales ratios for the second quarter and first six months of 2017 were 75.0 percent and 77.3 percent, respectively, compared to 77.8 percent and 78.9 percent in the same periods last year. The improvement in the second quarter was primarily driven by price realization, the impact of a favorable sales mix, and the favorable effects of foreign currency exchange, partially offset by higher warranty costs. The improvement in the first six months was primarily due to price realization and a favorable sales mix, partially offset by expenses associated with the previously announced voluntary employee-separation program and higher warranty costs.

Other income increased in the second quarter and first six months of 2017 primarily due to a gain on the sale of a partial interest in SiteOne (see Note 19). Research and development expenses declined in both periods due to the timing of research initiatives compared to last year. Selling, administrative and general expenses increased in the second quarter primarily due to higher incentive compensation expenses and higher commissions paid to dealers on direct sales. These expenses increased in the first six months largely due to voluntary employee-separation program expenses, increased incentive compensation expenses, and higher commissions paid to dealers on direct sales. Other operating expenses decreased in the second quarter primarily due to lower payments on extended warranty contracts, the favorable effects of foreign currency exchange, and lower losses on lease residual values, partially offset by higher depreciation on operating leases. Other operating expenses increased in the first six months mainly due to higher depreciation on operating leases, partially offset by lower payments on extended warranty contracts.

Market Conditions and Outlook

Company equipment sales are projected to increase about 9 percent for fiscal year 2017 and to rise about 18 percent for the third quarter, compared with the same periods of 2016. Foreign currency rates are not expected to have a material translation effect on equipment sales for the year or third quarter. Net sales and revenues are projected to increase about 9 percent for fiscal 2017 with net income attributable to Deere & Company of about $2,000 million.

•

Agriculture and Turf. The Company’s worldwide sales of agriculture and turf equipment are forecast to increase by about 8 percent for fiscal year 2017, with currency translation not expected to have a material effect. Industry sales for agricultural equipment in the U.S. and Canada are forecast to be down about 5 percent for fiscal year 2017, reflecting weakness in the livestock sector and the continuing impact of low crop prices. The decline is affecting both large and small equipment. Full year 2017 industry sales in the EU28 are forecast to be about the same or decrease 5 percent due to low commodity prices and farm incomes. In South America, industry sales of tractors and combines are projected to increase about 20 percent as a result of improving economic and political conditions in Brazil and Argentina. Asian sales are projected to be about the same to up slightly, benefiting from higher sales in India. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same for 2017.

•

Construction and Forestry. The Company’s worldwide sales of construction and forestry equipment are forecast to increase about 13 percent for 2017, with no material currency translation effect. The forecast reflects moderate economic growth worldwide. In forestry, global industry sales are expected to decrease about 5 percent due to soft conditions in North America.

•

Financial Services. Fiscal year 2017 net income attributable to Deere & Company for the financial services segment is expected to be approximately $475 million. In comparison with performance in 2016, the outlook reflects lower losses on lease residual values, partially offset by less favorable financing spreads and an increased provision for credit losses.

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

Other factors that could materially affect results include production, design, and technological innovations and difficulties, including capacity and supply constraints and prices; the loss of or challenges to intellectual property rights whether through theft, infringement, counterfeiting or otherwise; the availability and prices of strategically sourced materials, components, and whole goods; delays or disruptions in the Company’s supply chain or the loss of liquidity by suppliers; disruptions of infrastructures that support communications, operations or distribution; the failure of suppliers or the Company to comply with laws, regulations, and Company policy pertaining to employment, human rights, health, safety, the environment, anti-corruption, privacy and data protection, and other ethical business practices; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits or other legal proceedings; start-up of new plants and products; the success of new product initiatives; changes in customer product preferences and sales mix; gaps or limitations in rural broadband coverage, capacity and speed needed to support technology solutions; oil and energy prices, supplies, and volatility; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; changes in demand and pricing for used equipment and resulting impacts on lease residual values; labor relations and contracts; changes in the ability to attract, train, and retain qualified personnel; acquisitions and divestitures of businesses; failure or delay in realizing the anticipated benefits of acquisitions, joint ventures, or divestitures; the integration of new businesses; the implementation of organizational changes; difficulties related to the conversion and implementation of enterprise resource planning systems; security breaches and other disruptions to the Company’s and suppliers’ information technology infrastructure; changes in Company declared dividends and common stock issuances and repurchases; changes in the level and funding of employee retirement benefits; changes in market values of investment assets, compensation, retirement, discount, and mortality rates which impact retirement benefit costs; and significant changes in health care costs.

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

Consolidated

Negative cash flows from consolidated operating activities in the first six months of 2017 were $175 million. The cash outflows resulted primarily from an increase in inventories due to higher overall demand and a seasonal increase in receivables related to sales, which were partially offset by net income adjusted for non-cash provisions, a change in accrued income taxes payable/receivable, a change in net retirement benefits, and an increase in accounts payable and accrued expenses. Cash inflows from investing activities were $301 million in the first six months of 2017, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $461 million and proceeds from the sales of businesses and unconsolidated affiliates, net of cash sold, of $114 million. Partially offsetting these cash inflows were cash outflows from purchases of property and equipment of $253 million. Positive cash flows from financing activities were $72 million in the first six months of 2017 primarily due to proceeds from issuance of common stock of $384 million (resulting from the exercise of stock options) and an increase in borrowings of $103 million, partially offset by dividends paid of $380 million. Cash and cash equivalents increased $190 million during the first six months this year.

Negative cash flows from consolidated operating activities in the first six months of 2016 were $312 million. This resulted primarily from a seasonal increase in receivables related to sales and inventories and a decrease in accounts payable and accrued expenses, which were partially offset by net income adjusted for non-cash provisions and a change in net retirement benefits.  Cash inflows from investing activities were $210 million in the first six months of 2016, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $674 million, partially offset by purchases of property and equipment of $233 million, acquisitions of businesses, net of cash acquired, of $199 million, and purchases of marketable securities exceeding sales of marketable securities by $41 million. Positive cash flows from financing activities were $21 million in the first six months of 2016, primarily due to an increase in borrowings of $628 million, partially offset by dividends paid of $383 million and repurchases of common stock of $205 million. Cash and cash equivalents decreased $29 million during the first six months of 2016.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at April 30, 2017, October 30, 2016, and May 1, 2016 was $2,302 million, $1,253 million, and $3,006 million, respectively, while the total cash and cash equivalents and marketable securities position was $5,072 million, $4,789 million, and $4,609 million, respectively. Marketable securities increased $90 million in the first six months of 2017 from the classification of the SiteOne investment (see Note 19). The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $2,177 million, $2,301 million, and $2,148 million at April 30, 2017, October 30, 2016, and May 1, 2016, respectively.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $6,954 million at April 30, 2017, $4,450 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at April 30, 2017 were a 364-day credit facility agreement of $1,750 million, and long-term credit facility agreements of $2,500 million expiring in April 2021 and $2,500 million expiring in April 2022. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at April 30, 2017 was $10,606 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $19,698 million at April 30, 2017. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $1,471 million during the first six months of 2017, primarily due to a seasonal increase. These receivables decreased $417 million, compared to a year ago. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 19 percent at April 30, 2017, compared to 13 percent at October 30, 2016 and 20 percent at May 1, 2016. Agriculture and turf trade receivables decreased $385 million and construction and forestry trade receivables decreased $32 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent at April 30, 2017, 2 percent at October 30, 2016, and 1 percent at May 1, 2016.

Deere & Company stockholders’ equity was $7,685 million at April 30, 2017, compared with $6,520 million at October 30, 2016 and $7,164 million at May 1, 2016. The increase of $1,165 million during the first six months of 2017 resulted primarily from net income attributable to Deere & Company of $996 million, an increase in common stock of $265 million, a decrease in treasury stock of $156 million, a change in the retirement benefits adjustment of $77 million, and an unrealized gain on investments of $53 million, partially offset by dividends declared of $383 million.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first six months of 2017 was $676 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, a change in accrued income taxes payable/receivable, and a change in net retirement benefits. Partially offsetting these operating cash inflows were cash outflows from an increase in inventories and a seasonal increase in trade receivables. Cash and cash equivalents increased $203 million in the first six months of 2017.

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

Trade receivables held by the equipment operations increased $89 million during the first six months and increased $112 million from a year ago. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $774 million during the first six months and $54 million compared to a year ago, primarily due to a seasonal increase and higher overall demand. The increase from a year ago was partially offset by foreign currency translation. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 30 percent at April 30, 2017, compared to 26 percent at October 30, 2016 and 28 percent at May 1, 2016.

Total interest-bearing debt of the equipment operations was $4,797 million at April 30, 2017, compared with $4,814 million at October 30, 2016 and $4,781 million at May 1, 2016. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 38 percent, 42 percent, and 40 percent at April 30, 2017, October 30, 2016, and May 1, 2016, respectively.

Property and equipment cash expenditures for the equipment operations in the first six months of 2017 were $252 million, compared with $232 million in the same period last year. Capital expenditures for the equipment operations in 2017 are estimated to be approximately $650 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital and borrowings from Deere & Company.

During the first six months of 2017, the cash provided by operating activities was used primarily to increase leases and trade and wholesale receivables. Cash flows provided by operating activities, including intercompany cash flows, were $876 million in the first six months. Cash used for investing activities totaled $998 million in the first six months of 2017 primarily due to an increase in trade and wholesale receivables of $1,013 million, partially offset by the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of these receivables and equipment on operating leases acquired by $27 million. Cash provided by financing activities totaled $109 million, resulting primarily from an increase in borrowings from Deere & Company of $288 million and an increase in external borrowings of $116 million, partially offset by dividends paid to Deere & Company of $280 million. Cash and cash equivalents decreased $13 million in the first six months of 2017.

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

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases. Total receivables and leases increased $274 million during the first six months of 2017 and decreased $760 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 8 percent higher in the first six months of 2017, compared with the same period last year, as volumes of retail notes, revolving charge accounts, and financing leases were higher, while volumes of operating leases were lower. The amount of total trade receivables and wholesale notes increased compared to October 30, 2016 and decreased compared to May 1, 2016. Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $38,389 million at April 30, 2017, compared with $38,116 million at October 30, 2016 and $39,157 million at May 1, 2016. At April 30, 2017, the unpaid balance of all receivables administered, but not owned, was $15 million, compared with $15 million at October 30, 2016 and $23 million at May 1, 2016.

Total external interest-bearing debt of the financial services operations was $30,644 million at April 30, 2017, compared with $30,797 million at October 30, 2016 and $33,018 million at May 1, 2016. Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.7 to 1 at April 30, 2017, compared with 7.6 to 1 at October 30, 2016 and 7.7 to 1 at May 1, 2016.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11). At April 30, 2017, this facility had a total capacity, or “financing limit,” of $3,500 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At April 30, 2017, $1,704 million of secured short-term borrowings was outstanding under the agreement.

In the first six months of 2017, the financial services operations issued $759 million and retired $1,532 million of retail note securitization borrowings. In addition, during the first six months of 2017, the financial services operations issued $2,643 million and retired $2,718 million of long-term borrowings, which were primarily medium-term notes.

Dividends and Other Events

The Company’s Board of Directors at its meeting on May 31, 2017 declared a quarterly dividend of $.60 per share payable August 1, 2017, to stockholders of record on June 30, 2017.

On May 31, 2017, the Company entered into a definitive agreement to acquire the stock and certain assets for substantially all of Wirtgen Group Holding GmbH’s business operations (see Note 20).

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of April 30, 2017, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of 2017 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Jan 30 to Feb 26				29.2

Feb 27 to Mar 26				29.2

Mar 27 to Apr 30				29.2

Total
(1)

During the second quarter of 2017, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under these plans was based on the end of the second quarter closing share price of $111.61 per share. At the end of the second quarter of 2017, $3,260 million of common stock remained to be purchased under the plans.

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

DEERE & COMPANY

Date:	June 2, 2017	By:	/s/ R. Kalathur
R. Kalathur Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws as amended (Exhibit 3.1 to Form 8-K of registrant dated September 1, 2016*)

12	Computation of ratio of earnings to fixed charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.