Form 10-Q
period 2017-07-30
DEERE & CO
filed 2017-08-31
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2017

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

Yes           No    X

At July 30, 2017, 321,296,852 shares of common stock, $1 par value, of the registrant were outstanding.

Index to Exhibits: Page 51

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended July 30, 2017 and July 31, 2016
(In millions of dollars and shares except per share amounts) Unaudited
	2017	2016
Net Sales and Revenues
Net sales	$6,833.0	$5,861.4
Finance and interest income	688.8	638.5
Other income	286.0	224.5
Total	7,807.8	6,724.4

Costs and Expenses
Cost of sales	5,265.1	4,494.2
Research and development expenses	335.4	338.8
Selling, administrative and general expenses	791.2	709.0
Interest expense	216.3	200.7
Other operating expenses	309.9	276.6
Total	6,917.9	6,019.3

Income of Consolidated Group before Income Taxes	889.9	705.1
Provision for income taxes	253.2	226.5
Income of Consolidated Group	636.7	478.6
Equity in income of unconsolidated affiliates	5.6	10.0
Net Income	642.3	488.6
Less: Net income (loss) attributable to noncontrolling interests	.5	(.2)
Net Income Attributable to Deere & Company	$641.8	$488.8

Per Share Data
Basic	$2.00	$1.55
Diluted	$1.97	$1.55

Average Shares Outstanding
Basic	320.8	314.3
Diluted	325.1	315.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended July 30, 2017 and July 31, 2016
(In millions of dollars) Unaudited
	2017	2016

Net Income	$642.3	$488.6

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	44.0	30.3
Cumulative translation adjustment	326.1	(99.5)
Unrealized loss on derivatives	(.5)	(.2)
Unrealized gain (loss) on investments	(53.7)	6.0
Other Comprehensive Income (Loss), Net of Income Taxes	315.9	(63.4)

Comprehensive Income of Consolidated Group	958.2	425.2
Less: Comprehensive gain (loss) attributable to noncontrolling interests	.7	(.2)
Comprehensive Income Attributable to Deere & Company	$957.5	$425.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended July 30, 2017 and July 31, 2016
(In millions of dollars and shares except per share amounts) Unaudited
	2017	2016
Net Sales and Revenues
Net sales	$18,790.7	$17,737.1
Finance and interest income	2,009.3	1,849.0
Other income	920.0	538.3
Total	21,720.0	20,124.4

Costs and Expenses
Cost of sales	14,506.5	13,865.3
Research and development expenses	970.7	1,003.1
Selling, administrative and general expenses	2,225.8	2,016.8
Interest expense	651.3	564.9
Other operating expenses	978.5	884.7
Total	19,332.8	18,334.8

Income of Consolidated Group before Income Taxes	2,387.2	1,789.6
Provision for income taxes	748.7	559.9
Income of Consolidated Group	1,638.5	1,229.7
Equity in income of unconsolidated affiliates	10.0	7.3
Net Income	1,648.5	1,237.0
Less: Net loss attributable to noncontrolling interests	(.3)	(1.6)
Net Income Attributable to Deere & Company	$1,648.8	$1,238.6

Per Share Data
Basic	$5.17	$3.93
Diluted	$5.11	$3.91

Average Shares Outstanding
Basic	318.8	315.4
Diluted	322.5	316.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Nine Months Ended July 30, 2017 and July 31, 2016
(In millions of dollars) Unaudited
	2017	2016

Net Income	$1,648.5	$1,237.0

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	120.6	87.5
Cumulative translation adjustment	325.1	54.3
Unrealized gain on derivatives	1.5	.8
Unrealized gain (loss) on investments	(.8)	4.7
Other Comprehensive Income (Loss), Net of Income Taxes	446.4	147.3

Comprehensive Income of Consolidated Group	2,094.9	1,384.3
Less: Comprehensive loss attributable to noncontrolling interests	(.1)	(1.5)
Comprehensive Income Attributable to Deere & Company	$2,095.0	$1,385.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	July 30	October 30	July 31
	2017	2016	2016
Assets
Cash and cash equivalents	$6,537.4	$4,335.8	$4,321.0
Marketable securities	426.1	453.5	468.9
Receivables from unconsolidated affiliates	28.5	16.5	18.7
Trade accounts and notes receivable – net	4,389.8	3,011.3	3,924.6
Financing receivables – net	23,722.1	23,702.3	22,594.8
Financing receivables securitized – net	4,923.1	5,126.5	5,947.4
Other receivables	829.2	1,018.5	811.9
Equipment on operating leases – net	6,235.6	5,901.5	5,602.7
Inventories	4,252.9	3,340.5	3,851.3
Property and equipment – net	4,968.5	5,170.6	5,047.3
Investments in unconsolidated affiliates	220.8	232.6	246.2
Goodwill	845.8	815.7	823.6
Other intangible assets – net	92.0	104.1	109.5
Retirement benefits	219.1	93.6	323.1
Deferred income taxes	3,067.7	2,964.4	2,612.6
Other assets	1,591.3	1,631.1	1,835.5
Total Assets	$62,349.9	$57,918.5	$58,539.1

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$9,019.4	$6,910.7	$7,360.6
Short-term securitization borrowings	4,780.9	4,997.8	5,722.6
Payables to unconsolidated affiliates	77.8	81.6	74.2
Accounts payable and accrued expenses	7,599.0	7,240.1	6,799.5
Deferred income taxes	190.0	166.0	172.3
Long-term borrowings	23,674.3	23,703.0	24,068.9
Retirement benefits and other liabilities	8,419.6	8,274.5	6,886.9
Total liabilities	53,761.0	51,373.7	51,085.0

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	14.0	14.0	14.4

Stockholders’ Equity
Common stock, $1 par value (issued shares at July 30, 2017 – 536,431,204)	4,245.1	3,911.8	3,883.9
Common stock in treasury	(15,477.3)	(15,677.1)	(15,688.3)
Retained earnings	24,984.2	23,911.3	23,815.0
Accumulated other comprehensive income (loss)	(5,179.8)	(5,626.0)	(4,582.2)
Total Deere & Company stockholders’ equity	8,572.2	6,520.0	7,428.4
Noncontrolling interests	2.7	10.8	11.3
Total stockholders’ equity	8,574.9	6,530.8	7,439.7
Total Liabilities and Stockholders’ Equity	$62,349.9	$57,918.5	$58,539.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 30, 2017 and July 31, 2016
(In millions of dollars) Unaudited
	2017	2016
Cash Flows from Operating Activities
Net income	$1,648.5	$1,237.0
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	76.8	70.3
Provision for depreciation and amortization	1,279.0	1,158.4
Impairment charges		49.7
Share-based compensation expense	50.7	51.8
Gain on sale of unconsolidated affiliates and investments	(375.1)	(74.5)
Undistributed earnings of unconsolidated affiliates	(9.3)	.7
Provision (credit) for deferred income taxes	(77.5)	155.5
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(1,091.1)	(588.1)
Inventories	(1,348.0)	(380.1)
Accounts payable and accrued expenses	316.2	(461.9)
Accrued income taxes payable/receivable	167.8	82.1
Retirement benefits	173.1	145.8
Other	(81.8)	(123.0)
Net cash provided by operating activities	729.3	1,323.7

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	11,334.4	11,312.7
Proceeds from maturities and sales of marketable securities	388.8	139.2
Proceeds from sales of equipment on operating leases	1,086.6	916.6
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	113.9	81.1
Cost of receivables acquired (excluding receivables related to sales)	(11,325.6)	(10,423.4)
Purchases of marketable securities	(77.0)	(149.9)
Purchases of property and equipment	(373.7)	(387.0)
Cost of equipment on operating leases acquired	(1,395.3)	(1,730.6)
Acquisitions of businesses, net of cash acquired		(198.9)
Other	(53.3)	77.8
Net cash used for investing activities	(301.2)	(362.4)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	1,648.9	(133.7)
Proceeds from long-term borrowings	4,364.5	4,115.2
Payments of long-term borrowings	(4,205.6)	(3,977.3)
Proceeds from issuance of common stock	488.6	17.5
Repurchases of common stock	(6.2)	(205.4)
Dividends paid	(571.3)	(572.6)
Other	(62.9)	(53.6)
Net cash provided by (used for) financing activities	1,656.0	(809.9)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	117.5	7.4

Net Increase in Cash and Cash Equivalents	2,201.6	158.8
Cash and Cash Equivalents at Beginning of Period	4,335.8	4,162.2
Cash and Cash Equivalents at End of Period	$6,537.4	$4,321.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Nine Months Ended July 30, 2017 and July 31, 2016
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Balance November 1, 2015	$6,757.6	$3,825.6	$(15,497.6)	$23,144.8	$(4,729.4)	$14.2
Net income (loss)	1,236.6			1,238.6		(2.0)	$.4
Other comprehensive income	147.3				147.2	.1
Repurchases of common stock	(205.4)		(205.4)
Treasury shares reissued	14.7		14.7
Dividends declared	(569.2)			(568.3)		(.9)
Acquisition							14.0
Stock options and other	58.1	58.3		(.1)		(.1)
Balance July 31, 2016	$7,439.7	$3,883.9	$(15,688.3)	$23,815.0	$(4,582.2)	$11.3	$14.4

Balance October 30, 2016	$6,530.8	$3,911.8	$(15,677.1)	$23,911.3	$(5,626.0)	$10.8	$14.0
Net income (loss)	1,648.5			1,648.8		(.3)
Other comprehensive income	446.4				446.2	.2
Repurchases of common stock	(6.2)		(6.2)
Treasury shares reissued	206.0		206.0
Dividends declared	(577.1)			(575.9)		(1.2)
Stock options and other	326.5	333.3				(6.8)
Balance July 30, 2017	$8,574.9	$4,245.1	$(15,477.3)	$24,984.2	$(5,179.8)	$2.7	$14.0

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal year 2017 and 2016 were July 30, 2017 and July 31, 2016, respectively. Both periods contained 13 weeks.

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows. The Company transferred inventory to equipment on operating leases of approximately $519 million and $440 million in the first nine months of 2017 and 2016, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $37 million and $40 million at July 30, 2017 and July 31, 2016, respectively.

(3)  New accounting standards adopted are as follows:

In the first quarter of 2017, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends Accounting Standards Codification (ASC) 835-30, Interest – Imputation of Interest. This ASU requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing. As required, the presentation and disclosure requirements were adopted through retrospective application with the consolidated balance sheet and related notes in prior periods adjusted for a consistent presentation. Debt issuance costs of $63 million and $67 million at October 30, 2016 and July 31, 2016, respectively, were reclassified from other assets to borrowings in the consolidated balance sheet.

In the third quarter of 2017, the Company early adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. This ASU changes the treatment of share based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting, instead of common stock. As required, this change was reflected for all periods in fiscal year 2017. Net income increased in the third quarter and first nine months of fiscal year 2017 by approximately $14 million and $25 million, respectively. The ASU also modified the presentation of excess tax benefits in the statement of consolidated cash flows by including that amount with other income tax cash flows as an operating activity and no longer presented separately as a financing activity. This change was recognized through a retrospective application that increased net cash flow provided by operating activities by approximately $25 million and $4 million for the first nine months of fiscal years 2017 and 2016, respectively. The ASU also requires that cash paid by an employer when directly withholding shares for tax withholding purposes should be presented as a financing activity in the statement of consolidated cash flows, which is the Company’s existing presentation. The Company will continue to recognize the impact of share-based payment award forefeitures as the forfeitures occur.

In the third quarter of 2017, the Company early adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which amends ASC 350, Intangibles – Goodwill and Other. This ASU simplifies the goodwill impairment test by removing the requirement to perform a hypothetical purchase price allocation when the carrying value of a reporting unit exceeds its fair value. This ASU states the impairment is measured as the excess of the reporting unit’s carrying value over the fair value, with a limit of the goodwill allocated to that reporting unit. The adoption did not have a material effect on the Company’s consolidated financial statements.

The Company also adopted the following standards during 2017, none of which had a material effect on the Company’s consolidated financial statements:

Accounting Standard Update		Effective Date
2014-12

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which amends ASC 718, Compensation–Stock Compensation

October 31, 2016
2015-05	Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, Intangibles–Goodwill and Other–Internal-Use Software	October 31, 2016
2015-11	Simplifying the Measurement of Inventory, which amends ASC 330, Inventory	October 31, 2016
2015-15	Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends ASC 835-30, Interest–Imputation of Interest	October 31, 2016

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

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends ASC 310-20, Receivables—Nonrefundable Fees and Other Costs. This ASU reduces the amortization period for certain callable debt securities held at a premium to the earliest call date. The treatment of securities held at a discount is unchanged. The effective date is the first quarter of fiscal year 2020, with early adoption permitted. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815, Derivatives and Hedging. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The effective date is fiscal year 2020, with early adoption permitted. The Company is evaluating the potential effects on the consolidated financial statements.

(4)  The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Investments	Income (Loss)
Balance November 1, 2015	$(3,501)	$(1,238)	$(2)	$12	$(4,729)
Other comprehensive income (loss) items before reclassification	(23)	54	(2)	7	36
Amounts reclassified from accumulated other comprehensive income	110		3	(2)	111
Net current period other comprehensive income (loss)	87	54	1	5	147
Balance July 31, 2016	$(3,414)	$(1,184)	$(1)	$17	$(4,582)

Balance October 30, 2016	$(4,409)	$(1,229)	$1	$11	$(5,626)
Other comprehensive income (loss) items before reclassification	(13)	325	(1)	172	483
Amounts reclassified from accumulated other comprehensive income	134		2	(173)	(37)
Net current period other comprehensive income (loss)	121	325	1	(1)	446
Balance July 30, 2017	$(4,288)	$(904)	$2	$10	$(5,180)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 30, 2017	Amount	Credit	Amount
Cumulative translation adjustment	$328	$(2)	$326
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(2)	1	(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1		1
Foreign exchange contracts – Other operating expense
Net unrealized gain (loss) on derivatives	(1)	1
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	11	(4)	7
Reclassification of realized (gain) loss – Other income	(96)	35	(61)
Net unrealized gain (loss) on investments	(85)	31	(54)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(1)		(1)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	61	(22)	39
Prior service (credit) cost	3	(1)	2
Settlements/curtailments	1	(1)
Health care and life insurance
Net actuarial gain (loss)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	25	(9)	16
Prior service (credit) cost	(20)	8	(12)
Net unrealized gain (loss) on retirement benefits adjustments	69	(25)	44
Total other comprehensive income (loss)	$311	$5	$316

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 30, 2017	Amount	Credit	Amount
Cumulative translation adjustment	$327	$(2)	$325
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(2)	1	(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2	(1)	1
Foreign exchange contracts – Other operating expense	2	(1)	1
Net unrealized gain (loss) on derivatives	2	(1)	1
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	273	(101)	172
Reclassification of realized (gain) loss – Other income	(274)	101	(173)
Net unrealized gain (loss) on investments	(1)		(1)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(10)	3	(7)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	182	(66)	116
Prior service (credit) cost	9	(3)	6
Settlements/curtailments	2	(1)	1
Health care and life insurance
Net actuarial gain (loss)	(10)	4	(6)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	74	(27)	47
Prior service (credit) cost	(58)	22	(36)
Net unrealized gain (loss) on retirement benefits adjustments	189	(68)	121
Total other comprehensive income (loss)	$517	$(71)	$446

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 31, 2016	Amount	Credit	Amount
Cumulative translation adjustment	$(100)	$1	$(99)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1)		(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1		1
Foreign exchange contracts – Other operating expense
Net unrealized gain (loss) on derivatives
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	11	(4)	7
Reclassification of realized (gain) loss – Other income	(2)	1	(1)
Net unrealized gain (loss) on investments	9	(3)	6
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(7)	2	(5)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	51	(19)	32
Prior service (credit) cost	4	(1)	3
Settlements/curtailments	1	(1)
Health care and life insurance
Net actuarial gain (loss)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	18	(6)	12
Prior service (credit) cost	(19)	7	(12)
Net unrealized gain (loss) on retirement benefits adjustments	48	(18)	30
Total other comprehensive income (loss)	$(43)	$(20)	$(63)

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

In the third quarter of 2017 and 2016, the noncontrolling interests’ comprehensive income (loss) was $.7 million and $(.2) million, respectively, which consisted of net income (loss) of $.5 million and $(.2) million and cumulative translation adjustments of $.2 million and none, respectively.

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 31, 2016	Amount	Credit	Amount
Cumulative translation adjustment	$54		$54
Unrealized gain (loss) on derivatives:
Unrealized hedging (loss)	(3)	$1	(2)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	6	(2)	4
Foreign exchange contracts – Other operating expense	(1)		(1)
Net unrealized gain (loss) on derivatives	2	(1)	1
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	10	(3)	7
Reclassification of realized (gain) loss – Other income	(3)	1	(2)
Net unrealized gain (loss) on investments	7	(2)	5
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(24)	8	(16)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	155	(57)	98
Prior service (credit) cost	12	(4)	8
Settlements/curtailments	10	(4)	6
Health care and life insurance
Net actuarial gain (loss)	(11)	4	(7)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income: *
Actuarial (gain) loss	55	(20)	35
Prior service (credit) cost	(58)	21	(37)
Net unrealized gain (loss) on retirement benefits adjustments	139	(52)	87
Total other comprehensive income (loss)	$202	$(55)	$147

* These accumulated other comprehensive income amounts are included in net periodic postretirement costs. See Note 7 for additional detail.

In the first nine months of 2017 and 2016, the noncontrolling interests’ comprehensive income (loss) was $(.1) million and $(1.5) million, respectively, which consisted of net income (loss) of $(.3) million and $(1.6) million and cumulative translation adjustments of $.2 million and $.1 million, respectively.

(5)  Dividends declared and paid on a per share basis were as follows:

	Three Months Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2017	2016	2017	2016
Dividends declared	$.60	$.60	$1.80	$1.80
Dividends paid	$.60	$.60	$1.80	$1.80

(6)  A  reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2017	2016	2017	2016
Net income attributable to Deere & Company	$641.8	$488.8	$1,648.8	$1,238.6
Less income allocable to participating securities	.2	.3	.4	.6
Income allocable to common stock	$641.6	$488.5	$1,648.4	$1,238.0
Average shares outstanding	320.8	314.3	318.8	315.4
Basic per share	$2.00	$1.55	$5.17	$3.93

Average shares outstanding	320.8	314.3	318.8	315.4
Effect of dilutive share-based compensation	4.3	1.4	3.7	1.3
Total potential shares outstanding	325.1	315.7	322.5	316.7
Diluted per share	$1.97	$1.55	$5.11	$3.91

During the third quarter and first nine months of 2017, none and .3 million shares, respectively, were excluded from the computation because the incremental shares would have been antidilutive. For both periods of 2016, 11.9 million shares were excluded in the above per share computation.

(7)  The Company has several defined benefit pension plans and defined postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2017	2016	2017	2016
Service cost	$68	$64	$203	$190
Interest cost	90	98	270	293
Expected return on plan assets	(197)	(194)	(591)	(581)
Amortization of actuarial loss	61	51	182	155
Amortization of prior service cost	3	4	9	12
Settlements/curtailments	1	1	2	10
Net cost	$26	$24	$75	$79

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2017	2016	2017	2016
Service cost	$11	$9	$32	$28
Interest cost	48	51	146	153
Expected return on plan assets	(4)	(8)	(13)	(26)
Amortization of actuarial loss	25	18	74	55
Amortization of prior service credit	(20)	(19)	(58)	(58)
Net cost	$60	$51	$181	$152

During the first nine months of 2017, the Company contributed approximately $50 million to its pension plans and $44 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $12 million to its pension plans and $8 million to its other postretirement benefit plans during the remainder of fiscal year 2017. These contributions include payments from Company funds to either increase plan assets or make direct payments to plan participants.

(8)  The Company’s unrecognized tax benefits at July 30, 2017 were $200 million, compared to $198 million at October 30, 2016. The liability at July 30, 2017, October 30, 2016, and July 31, 2016 consisted of approximately $83 million, $81 million, and $72 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first nine months of 2017 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(9)  Worldwide net sales and revenues, operating profit, and identifiable assets by segment in millions of dollars follow:

	Three Months Ended			Nine Months Ended
	July 30	July 31%		July 30	July 31%
	2017	2016	Change	2017	2016	Change
Net sales and revenues:
Agriculture and turf	$5,338	$4,704	+13	$14,730	$14,046	+5
Construction and forestry	1,495	1,157	+29	4,061	3,691	+10
Total net sales	6,833	5,861	+17	18,791	17,737	+6
Financial services	741	667	+11	2,153	1,954	+10
Other revenues	234	196	+19	776	433	+79
Total net sales and revenues	$7,808	$6,724	+16	$21,720	$20,124	+8
Operating profit: *
Agriculture and turf	$685	$571	+20	$1,899	$1,329	+43
Construction and forestry	110	54	+104	253	197	+28
Financial services	200	191	+5	529	545	-3
Total operating profit	995	816	+22	2,681	2,071	+29
Reconciling items **	(100)	(100)		(283)	(272)	+4
Income taxes	(253)	(227)	+11	(749)	(560)	+34
Net income attributable to Deere & Company	$642	$489	+31	$1,649	$1,239	+33

Intersegment sales and revenues:
Agriculture and turf net sales	$12	$8	+50	$29	$25	+16
Construction and forestry net sales					1
Financial services	67	52	+29	178	179	-1

Equipment operations outside the U.S. and Canada:
Net sales	$2,925	$2,337	+25	$7,785	$6,643	+17
Operating profit	353	193	+83	817	445	+84

	July 30	October 30
	2017	2016
Identifiable assets:
Agriculture and turf	$9,143	$8,405	+9
Construction and forestry	3,239	3,017	+7
Financial services	42,255	40,837	+3
Corporate	7,713	5,659	+36
Total assets	$62,350	$57,918	+8

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	July 30, 2017
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$133	$53	$58	$244
Construction and forestry	93	41	40	174
Other:
Agriculture and turf	35	17	8	60
Construction and forestry	7	5	1	13
Total	$268	$116	$107	$491

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$244	$218	$17,025	$17,487
Construction and forestry	174	34	2,546	2,754
Other:
Agriculture and turf	60	11	7,494	7,565
Construction and forestry	13	16	999	1,028
Total	$491	$279	$28,064	28,834
Less allowance for credit losses				189
Total financing receivables – net				$28,645

	October 30, 2016
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$115	$57	$65	$237
Construction and forestry	78	32	25	135
Other:
Agriculture and turf	26	11	6	43
Construction and forestry	10	5	4	19
Total	$229	$105	$100	$434

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$237	$191	$17,526	$17,954
Construction and forestry	135	35	2,558	2,728
Other:
Agriculture and turf	43	9	7,286	7,338
Construction and forestry	19	9	957	985
Total	$434	$244	$28,327	29,005
Less allowance for credit losses				176
Total financing receivables – net				$28,829

	July 31, 2016
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$145	$60	$81	$286
Construction and forestry	74	36	26	136
Other:
Agriculture and turf	28	9	11	48
Construction and forestry	14	6	3	23
Total	$261	$111	$121	$493

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$286	$194	$17,278	$17,758
Construction and forestry	136	36	2,535	2,707
Other:
Agriculture and turf	48	9	7,212	7,269
Construction and forestry	23	7	949	979
Total	$493	$246	$27,974	28,713
Less allowance for credit losses				171
Total financing receivables – net				$28,542

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended July 30, 2017
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$111	$43	$23	$177
Provision	21	18	3	42
Write-offs	(15)	(26)	(1)	(42)
Recoveries	5	5		10
Translation adjustments	1		1	2
End of period balance *	$123	$40	$26	$189

	Nine Months Ended July 30, 2017
Allowance:
Beginning of period balance	$113	$40	$23	$176
Provision	38	32	6	76
Write-offs	(41)	(47)	(4)	(92)
Recoveries	13	15		28
Translation adjustments			1	1
End of period balance *	$123	$40	$26	$189
Financing receivables:
End of period balance	$20,241	$3,454	$5,139	$28,834
Balance individually evaluated **	$144	$1	$27	$172

	Three Months Ended July 31, 2016
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$102	$40	$23	$165
Provision	11	22	1	34
Write-offs	(10)	(27)	(2)	(39)
Recoveries	3	6		9
Translation adjustments	2			2
End of period balance *	$108	$41	$22	$171

	Nine Months Ended July 31, 2016
Allowance:
Beginning of period balance	$95	$40	$22	$157
Provision	28	35	3	66
Write-offs	(29)	(49)	(3)	(81)
Recoveries	8	15		23
Translation adjustments	6			6
End of period balance *	$108	$41	$22	$171
Financing receivables:
End of period balance	$20,465	$2,997	$5,251	$28,713
Balance individually evaluated **	$90	$2	$16	$108

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
July 30, 2017*
Receivables with specific allowance **	$56	$51	$13	$51
Receivables without a specific allowance ***	30	27		31
Total	$86	$78	$13	$82
Agriculture and turf	$54	$50	$10	$50
Construction and forestry	$32	$28	$3	$32

October 30, 2016*
Receivables with specific allowance **	$31	$28	$9	$29
Receivables without a specific allowance ***	29	27		26
Total	$60	$55	$9	$55
Agriculture and turf	$33	$30	$8	$27
Construction and forestry	$27	$25	$1	$28

July 31, 2016*
Receivables with specific allowance **	$31	$29	$7	$28
Receivables without a specific allowance ***	21	21		19
Total	$52	$50	$7	$47
Agriculture and turf	$32	$30	$7	$30
Construction and forestry	$20	$20		$17

*   Finance income recognized was not material.

**  Primarily retail notes.

***   Primarily retail notes and wholesale receivables.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first nine months of 2017, the Company identified 321 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $9 million pre-modification and $8 million post-modification. During the first nine months of 2016, there were 67 financing receivable contracts, primarily wholesale receivables, identified as troubled debt restructurings with aggregate balances of $9 million pre-modification and $8 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At July 30, 2017, the Company had commitments to lend approximately $10 million to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $3,139 million, $2,718 million, and $3,211 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $3,018 million, $2,655 million, and $3,094 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $557 million, $663 million, and $753 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $517 million, $616 million, and $692 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interests related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,346 million, $1,861 million, and $2,113 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively. The liabilities (short-term securitization borrowings, and accrued interest) related to these conduits were $1,249 million, $1,729 million, and $1,940 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

July 30, 2017
Carrying value of liabilities	$1,249
Maximum exposure to loss	1,346

The total assets of unconsolidated VIEs related to securitizations were approximately $43 billion at July 30, 2017.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	July 30	October 30	July 31
	2017	2016	2016
Financing receivables securitized (retail notes)	$4,936	$5,141	$5,961
Allowance for credit losses	(13)	(14)	(14)
Other assets	119	115	130
Total restricted securitized assets	$5,042	$5,242	$6,077

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	July 30	October 30	July 31
	2017	2016	2016
Short-term securitization borrowings	$4,781	$4,998	$5,723
Accrued interest on borrowings	3	2	3
Total liabilities related to restricted securitized assets	$4,784	$5,000	$5,726

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a restricted collection account until immediately prior to the time payment is required to the secured creditors. At July 30, 2017, the maximum remaining term of all restricted securitized retail notes was approximately six years.

(12)  Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	July 30	October 30	July 31
	2017	2016	2016
Raw materials and supplies	$1,571	$1,369	$1,394
Work-in-process	517	453	460
Finished goods and parts	3,571	2,976	3,395
Total FIFO value	5,659	4,798	5,249
Less adjustment to LIFO value	1,406	1,457	1,398
Inventories	$4,253	$3,341	$3,851

(13)  The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Goodwill at November 1, 2015	$227	$499	$726
Acquisitions	94		94
Translation adjustments	3	1	4
Goodwill at July 31, 2016	$324	$500	$824

Goodwill at October 30, 2016	$323	$493	$816
Translation adjustments and other	5	25	30
Goodwill at July 30, 2017	$328	$518	$846

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	July 30	October 30	July 31
	(Years)	2017	2016	2016
Amortized intangible assets:
Customer lists and relationships	11	$42	$42	$43
Technology, patents, trademarks, and other	12	132	131	132
Total at cost		174	173	175
Less accumulated amortization **		82	69	65
Other intangible assets – net		$92	$104	$110

*  Weighted-averages

** Accumulated amortization at July 30, 2017, October 30, 2016, and July 31, 2016 for customer lists and relationships totaled $16 million, $11 million, and $11 million and technology, patents, trademarks, and other totaled $66 million, $58 million, and $54 million, respectively.

The amortization of other intangible assets in the third quarter and the first nine months of 2017 was $4 million and $13 million and for 2016 was $5 million and $11 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2017 – $5, 2018 – $16, 2019 – $14, 2020 – $11, and 2021 – $9.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $454 million and $438 million at July 30, 2017 and July 31, 2016, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2017	2016	2017	2016
Beginning of period balance	$1,365	$1,235	$1,226	$1,261
Payments	(197)	(194)	(529)	(590)
Amortization of premiums received	(53)	(68)	(149)	(172)
Accruals for warranties	248	172	717	546
Premiums received	58	44	153	134
Foreign exchange	17	(1)	20	9
End of period balance	$1,438	$1,188	$1,438	$1,188

At July 30, 2017, the Company had approximately $147 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At July 30, 2017, the Company had accrued losses of approximately $3 million under these agreements. The maximum remaining term of the receivables guaranteed at July 30, 2017 was approximately four years.

At July 30, 2017, the Company had commitments of approximately $237 million for the construction and acquisition of property and equipment. Also, at July 30, 2017, the Company had restricted assets of $96 million, primarily as collateral for borrowings and restricted other assets. See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $65 million at July 30, 2017, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at July 30, 2017.

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

The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	July 30, 2017		October 30, 2016		July 31, 2016
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables – net	$23,722	$23,592	$23,702	$23,564	$22,595	$22,459
Financing receivables securitized – net	4,923	4,892	5,127	5,114	5,947	5,939
Short-term securitization borrowings	4,781	4,786	4,998	5,005	5,723	5,733

Long-term borrowings due within one year:
Equipment operations	$142	$141	$85	$80	$61	$57
Financial services	5,382	5,394	5,258	5,259	5,372	5,368
Total	$5,524	$5,535	$5,343	$5,339	$5,433	$5,425

Long-term borrowings:
Equipment operations	$4,523	$5,110	$4,565	$5,184	$4,557	$5,350
Financial services	19,151	19,339	19,138	19,273	19,512	19,724
Total	$23,674	$24,449	$23,703	$24,457	$24,069	$25,074

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	July 30	October 30	July 31
	2017*	2016*	2016*
Marketable securities
U.S. equity securities and funds	$45	$45	$48
Fixed income fund	15	15	9
U.S. government debt securities	77	88	86
Municipal debt securities	39	43	40
Corporate debt securities	120	118	118
International debt securities	22	34	40
Mortgage-backed securities **	108	111	128
Total marketable securities	426	454	469
Other assets
Derivatives:
Interest rate contracts	142	294	488
Foreign exchange contracts	32	60	47
Cross-currency interest rate contracts	10	21	24
Total assets ***	$610	$829	$1,028
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$81	$29	$47
Foreign exchange contracts	95	43	48
Cross-currency interest rate contracts	4
Total liabilities	$180	$72	$95

*  Measurements above were Level 2 measurements except for Level 1 measurements of the U.S. equity securities and funds of $45 million, $45 million, and $48 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively; the fixed income fund of $15 million, $15 million, and $9 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively; and U.S. government debt securities of $46 million, $53 million, and $47 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively. In addition, $18 million, $28 million, and $34 million of the international debt securities were Level 3 measurements at July 30, 2017, October 30, 2016, and July 31, 2016, respectively. There were no transfers between Level 1 and Level 2 during the first nine months of 2017 or 2016.

** Primarily issued by U.S. government sponsored enterprises.

***  Excluded from this table are the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at July 30, 2017 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$23	$22
Due after one through five years	94	94
Due after five through 10 years	86	88
Due after 10 years	52	54
Mortgage-backed securities	109	108
Debt securities	$364	$366

Fair value, recurring Level 3 measurements from available for sale marketable securities in millions of dollars follow:

	Three Months Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2017	2016	2017	2016
Beginning of period balance	$23	$40	$28	$29
Purchases				25
Principal payments	(5)	(8)	(12)	(16)
Change in unrealized gain (loss)		2	2	(4)
End of period balance	$18	$34	$18	$34

Fair value,  nonrecurring Level 3 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended		Nine Months Ended
	July 30	October 30	July 31	July 30	July 31	July 30	July 31
	2017	2016	2016	2017	2016	2017	2016
Equipment on operating leases – net		$654					$30
Property and equipment – net		$31
Investments in unconsolidated affiliates		$1
Other assets		$184					$20

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

Property and Equipment – Net – The impairments are measured at the lower of the carrying amount or fair value. The valuations are based on a cost approach. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence.

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 30, 2017, October 30, 2016, and July 31, 2016 were $1,700 million, $1,600 million, and $1,850 million, respectively. The notional amounts of cross-currency interest rate contracts at July 30, 2017, October 30, 2016, and July 31, 2016 were $32 million, $42 million, and $51 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

There is no gain or loss recorded in OCI at July 30, 2017 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged. These contracts mature in up to 31 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of these receive-fixed/pay-variable interest rate contracts at July 30, 2017, October 30, 2016, and July 31, 2016 were $7,716 million, $8,844 million, and $9,551 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were gains of $1 million and $2 million during the third quarter of 2017 and 2016, respectively, and gains of $3 million and $1 million during the first nine months of 2017 and 2016, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2017	2016	2017	2016
Interest rate contracts *	$5	$82	$(197)	$148
Borrowings **	(4)	(80)	200	(147)

* Includes changes in fair values of interest rate contracts excluding net accrued interest income of $16 million and $36 million during the third quarter of 2017 and 2016, respectively, and $64 million and $114 million during the first nine months of 2017 and 2016, respectively.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $56 million and $75 million during the third quarter of 2017 and 2016, respectively, and $182 million and $217 million during the first nine months of 2017 and 2016, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings and purchases or sales of inventory. The total notional amounts of these interest rate swaps at July 30, 2017, October 30, 2016, and July 31, 2016 were $6,715 million, $6,060 million, and $6,087 million, the foreign exchange contracts were $5,111 million, $3,919 million, and $3,959 million, and the cross-currency interest rate contracts were $80 million, $63 million, and $64 million, respectively. At July 30, 2017, October 30, 2016, and July 31, 2016, there were also $308 million, $579 million, and $667 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	July 30	October 30	July 31
Other Assets	2017	2016	2016
Designated as hedging instruments:
Interest rate contracts	$104	$268	$443
Cross-currency interest rate contracts	6	11	12
Total designated	110	279	455

Not designated as hedging instruments:
Interest rate contracts	38	26	45
Foreign exchange contracts	32	60	47
Cross-currency interest rate contracts	4	10	12
Total not designated	74	96	104

Total derivative assets	$184	$375	$559

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$63	$10	$4
Total designated	63	10	4

Not designated as hedging instruments:
Interest rate contracts	18	19	43
Foreign exchange contracts	95	43	48
Cross-currency interest rate contracts	4
Total not designated	117	62	91

Total derivative liabilities	$180	$72	$95

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended		Nine Months Ended
	OCI	July 30	July 31	July 30	July 31
	Classification	2017	2016	2017	2016
Fair Value Hedges:
Interest rate contracts	Interest	$21	$118	$(133)	$262

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	(2)	(1)		(4)
Foreign exchange contracts	OCI (pretax) *			(2)	1

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	(1)	(1)	(2)	(6)
Foreign exchange contracts	Other operating *			(2)	1

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$11	$(5)	$11	$(2)
Foreign exchange contracts	Cost of sales	(29)	18	(41)	(11)
Foreign exchange contracts	Other operating *	(192)	97	(205)	36
Total not designated		$(210)	$110	$(235)	$23

* Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

** The amount is not significant.

Counterparty Risk and Collateral

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit risk related contingent features that were in a net liability position at July 30, 2017, October 30, 2016, and July 31, 2016, was $85 million, $29 million, and $29 million, respectively. The Company, due to its credit rating and amounts of net liability position, has not posted any collateral. If the credit risk related contingent features were triggered, the Company would be required to post collateral up to an amount equal to this liability position prior to considering applicable netting provisions.

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

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting	Collateral
July 30, 2017	Recognized	Arrangements	Received	Net Amount
Assets	$184	$(56)		$128
Liabilities	180	(56)		124

	Gross Amounts	Netting	Collateral
October 30, 2016	Recognized	Arrangements	Received	Net Amount
Assets	$375	$(32)	$(6)	$337
Liabilities	72	(32)		40

	Gross Amounts	Netting	Collateral
July 31, 2016	Recognized	Arrangements	Received	Net Amount
Assets	$559	$(53)	$(44)	$462
Liabilities	95	(53)		42

(17)  In December 2016, the Company granted stock options to employees for the purchase of 718 thousand shares of common stock at an exercise price of $100.55 per share and a binomial lattice model fair value of $24.46 per share at the grant date. At July 30, 2017, options for 11.7 million shares were outstanding with a weighted-average exercise price of $81.32 per share. The Company also granted 580 thousand restricted stock units to employees and non-employee directors in the first nine months of 2017, of which 466 thousand are subject to service based only conditions, 57 thousand are subject to performance/service based conditions, and 57 thousand are subject to market/service based conditions. The weighted-average fair value of the service based only units at the grant date was $101.03 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $93.86 per unit based on the market price of a share of underlying common stock excluding dividends. The fair value of the market/service based units at the grant date was $129.70 per unit based on a lattice valuation model excluding dividends. At July 30, 2017, the Company was authorized to grant an additional 11.3 million shares related to stock option and restricted stock awards.

(18)  During the fourth quarter of 2016, the Company announced voluntary employee-separation programs as part of its effort to reduce operating costs. The programs provided for cash payments based on previous years of service. The expense is recorded in the period the employees accept the separation offer. The programs’ total pretax expenses are approximately $113 million, of which $11 million was recorded in the fourth quarter of 2016, $94 million was recorded in the first quarter of 2017, $5 million was recorded in the second quarter, and $2 million was recorded in the third quarter with $1 million to be recognized in the fourth quarter. The payments for all programs were substantially made in the first quarter of 2017. The total 2017 expenses are allocated approximately 30 percent cost of sales, 16 percent research and development, and 54 percent selling, administrative and general. In addition, the expenses are allocated 74 percent to agriculture and turf operations, 18 percent to the construction and forestry operations, and 8 percent to the financial services operations. Savings from these programs are estimated to be approximately $70 million in 2017.

(19)  In December 2016, the Company sold approximately 38 percent of its interest in SiteOne Landscape Supply, Inc. (SiteOne) resulting in gross proceeds of $114 million and a gain of $105 million pretax or $66 million after-tax. In April 2017, the Company sold an additional 68 percent of its then remaining interest in SiteOne resulting in gross proceeds of $184 million and a gain of $176 million pretax or $111 million after-tax. In July 2017, the Company sold its remaining interest in SiteOne resulting in gross proceeds of $98 million and a gain of $94 million pretax or $59 million after-tax. The gains were recorded in other income in the agriculture and turf operating segment.

After the December sale, the Company retained approximately a 15 percent ownership interest in SiteOne and approximately a 5 percent ownership interest after the April sale. Prior to April 2017, the Company’s representation on the SiteOne board of directors allowed the Company to exercise significant influence, and therefore, the investment in SiteOne was accounted for using the equity method. In March 2017, the Company reduced its representation on the SiteOne board of directors. As a result, beginning April 2017 the investment in SiteOne was recorded as an available for sale security and presented in marketable securities.

(20)  On May 31, 2017, the Company entered into a definitive agreement to acquire from Wirtgen Group Holding GmbH (Wirtgen and, together with its subsidiaries, the Wirtgen Group) the stock in certain companies of the Wirtgen Group and certain assets, which together account for substantially all the business operations of the Wirtgen Group. Wirtgen, a privately-held international company, is the leading manufacturer worldwide of road construction equipment. Headquartered in Germany, Wirtgen has six brands across the road construction sector spanning processing, mixing, paving, compaction, and rehabilitation. Wirtgen sells products in more than 100 countries and has approximately 8,000 employees.

The purchase price, which is payable in cash, is €4,357 million (or approximately $5,087 million based on the exchange rate at the end of the third quarter), with a portion held in escrow to secure certain indemnity obligations. In addition to the purchase price, the Company will assume substantially all liabilities and will pay Wirtgen an additional amount equal to five percent per annum multiplied by the purchase price for the period starting May 31, 2017 until the closing date (Ticking Fee). The estimated total transaction value is approximately €4,600 million (or approximately $5,412 million based on the exchange rate at the end of the third quarter), which represents the aggregate purchase price, plus assumed net debt of Wirtgen, and the estimated Ticking Fee.

The transaction is expected to close in the first quarter of fiscal year 2018. The Company expects to fund the acquisition and the transaction expenses from a combination of cash and new debt financing.

The purchase is subject to regulatory approval in several jurisdictions as well as certain other customary closing conditions. Either the Company or Wirtgen may terminate the purchase agreement in the event the closing is not completed by February 28, 2018.

(21) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended July 30, 2017 and July 31, 2016
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2017	2016	2017	2016
Net Sales and Revenues
Net sales	$6,833.0	$5,861.4
Finance and interest income	20.3	15.1	$744.8	$691.0
Other income	266.6	216.9	63.4	27.6
Total	7,119.9	6,093.4	808.2	718.6

Costs and Expenses
Cost of sales	5,265.5	4,494.6
Research and development expenses	335.4	338.8
Selling, administrative and general expenses	639.7	573.1	152.7	137.6
Interest expense	65.8	65.9	161.3	140.8
Interest compensation to Financial Services	65.4	61.6
Other operating expenses	58.1	45.6	294.3	248.9
Total	6,429.9	5,579.6	608.3	527.3

Income of Consolidated Group before Income Taxes	690.0	513.8	199.9	191.3
Provision for income taxes	184.2	160.9	69.0	65.6
Income of Consolidated Group	505.8	352.9	130.9	125.7

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	131.2	125.9	.3	.2
Other	5.3	9.8
Total	136.5	135.7	.3	.2
Net Income	642.3	488.6	131.2	125.9
Less: Net income (loss) attributable to noncontrolling interests	.5	(.2)
Net Income Attributable to Deere & Company	$641.8	$488.8	$131.2	$125.9

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Nine Months Ended July 30, 2017 and July 31, 2016
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2017	2016	2017	2016
Net Sales and Revenues
Net sales	$18,790.7	$17,737.1
Finance and interest income	60.3	45.8	$2,148.6	$1,988.9
Other income	864.2	497.1	182.5	143.9
Total	19,715.2	18,280.0	2,331.1	2,132.8

Costs and Expenses
Cost of sales	14,507.8	13,866.7
Research and development expenses	970.7	1,003.1
Selling, administrative and general expenses	1,816.2	1,642.6	414.0	379.6
Interest expense	199.6	195.7	479.4	386.7
Interest compensation to Financial Services	171.5	168.2
Other operating expenses	189.7	158.2	910.2	822.4
Total	17,855.5	17,034.5	1,803.6	1,588.7

Income of Consolidated Group before Income Taxes	1,859.7	1,245.5	527.5	544.1
Provision for income taxes	569.2	372.5	179.5	187.4
Income of Consolidated Group	1,290.5	873.0	348.0	356.7

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	349.1	357.9	1.1	1.2
Other	8.9	6.1
Total	358.0	364.0	1.1	1.2
Net Income	1,648.5	1,237.0	349.1	357.9
Less: Net loss attributable to noncontrolling interests	(.3)	(1.6)
Net Income Attributable to Deere & Company	$1,648.8	$1,238.6	$349.1	$357.9

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	July 30	October 30	July 31	July 30	October 30	July 31
	2017	2016	2016	2017	2016	2016
Assets
Cash and cash equivalents	$5,338.4	$3,140.5	$3,134.9	$1,199.0	$1,195.3	$1,186.1
Marketable securities	21.4	34.2	40.2	404.7	419.3	428.7
Receivables from unconsolidated subsidiaries and affiliates	2,570.9	3,150.1	2,429.5
Trade accounts and notes receivable – net	758.8	654.2	535.4	4,828.8	3,370.5	4,560.6
Financing receivables – net		.4	.4	23,722.1	23,701.9	22,594.4
Financing receivables securitized – net				4,923.1	5,126.5	5,947.4
Other receivables	708.0	855.4	726.6	147.1	164.0	103.0
Equipment on operating leases – net				6,235.6	5,901.5	5,602.7
Inventories	4,252.9	3,340.5	3,851.3
Property and equipment – net	4,919.1	5,118.5	4,994.7	49.4	52.1	52.6
Investments in unconsolidated subsidiaries and affiliates	4,800.4	4,697.0	4,752.9	13.8	11.9	11.6
Goodwill	845.8	815.7	823.6
Other intangible assets – net	92.0	104.1	109.5
Retirement benefits	219.1	93.6	319.0	17.9	20.5	21.8
Deferred income taxes	3,720.6	3,556.0	3,173.2	68.8	75.5	71.9
Other assets	948.5	834.9	838.7	644.7	798.1	999.9
Total Assets	$29,195.9	$26,395.1	$25,729.9	$42,255.0	$40,837.1	$41,580.7

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$342.8	$249.0	$261.7	$8,676.6	$6,661.7	$7,098.9
Short-term securitization borrowings				4,780.9	4,997.8	5,722.6
Payables to unconsolidated subsidiaries and affiliates	77.8	81.5	74.2	2,542.4	3,133.6	2,410.7
Accounts payable and accrued expenses	7,213.5	6,661.2	6,470.8	1,611.2	1,595.2	1,521.0
Deferred income taxes	105.2	87.3	97.3	806.5	745.9	707.5
Long-term borrowings	4,523.6	4,565.3	4,557.2	19,150.7	19,137.7	19,511.7
Retirement benefits and other liabilities	8,344.1	8,206.0	6,814.6	93.4	89.0	90.0
Total liabilities	20,607.0	19,850.3	18,275.8	37,661.7	36,360.9	37,062.4

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	14.0	14.0	14.4

Stockholders’ Equity
Common stock, $1 par value (issued shares at July 30, 2017 – 536,431,204)	4,245.1	3,911.8	3,883.9	2,099.1	2,079.1	2,071.9
Common stock in treasury	(15,477.3)	(15,677.1)	(15,688.3)
Retained earnings	24,984.2	23,911.3	23,815.0	2,699.2	2,670.3	2,710.5
Accumulated other comprehensive income (loss)	(5,179.8)	(5,626.0)	(4,582.2)	(205.0)	(273.2)	(264.1)
Total Deere & Company stockholders' equity	8,572.2	6,520.0	7,428.4	4,593.3	4,476.2	4,518.3
Noncontrolling interests	2.7	10.8	11.3
Total stockholders’ equity	8,574.9	6,530.8	7,439.7	4,593.3	4,476.2	4,518.3
Total Liabilities and Stockholders’ Equity	$29,195.9	$26,395.1	$25,729.9	$42,255.0	$40,837.1	$41,580.7

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Nine Months Ended July 30, 2017 and July 31, 2016
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2017	2016	2017	2016
Cash Flows from Operating Activities
Net income	$1,648.5	$1,237.0	$349.1	$357.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1.5	5.3	75.3	65.0
Provision for depreciation and amortization	640.1	613.7	725.1	615.5
Impairment charges				49.7
Gain on sale of unconsolidated affiliates and investments	(375.1)	(74.5)
Undistributed earnings of unconsolidated subsidiaries and affiliates	(37.3)	55.9	(1.0)	(1.0)
Provision (credit) for deferred income taxes	(145.1)	(77.0)	67.6	232.5
Changes in assets and liabilities:
Trade receivables	(104.2)	(57.5)
Inventories	(829.4)	59.5
Accounts payable and accrued expenses	471.8	(285.6)	28.9	7.8
Accrued income taxes payable/receivable	150.9	76.2	16.9	5.9
Retirement benefits	166.6	139.6	6.5	6.2
Other	(50.9)	(44.3)	116.0	56.8
Net cash provided by operating activities	1,537.4	1,648.3	1,384.4	1,396.3

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			12,275.9	12,208.1
Proceeds from maturities and sales of marketable securities	296.3	75.6	92.5	63.6
Proceeds from sales of equipment on operating leases			1,086.6	916.6
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	113.9	81.1
Cost of receivables acquired (excluding trade and wholesale)			(12,366.5)	(11,236.7)
Purchases of marketable securities		(61.0)	(77.0)	(88.9)
Purchases of property and equipment	(372.5)	(385.4)	(1.2)	(1.6)
Cost of equipment on operating leases acquired			(2,096.2)	(2,324.8)
Increase in trade and wholesale receivables			(1,070.9)	(786.5)
Acquisitions of businesses, net of cash acquired		(198.9)
Other	(55.7)	(24.2)	(18.7)	70.7
Net cash used for investing activities	(18.0)	(512.8)	(2,175.5)	(1,179.5)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	42.3	(170.0)	1,606.6	36.3
Change in intercompany receivables/payables	634.9	(12.1)	(634.9)	12.1
Proceeds from long-term borrowings	64.8	139.4	4,299.7	3,975.8
Payments of long-term borrowings	(44.5)	(70.3)	(4,161.1)	(3,907.0)
Proceeds from issuance of common stock	488.6	17.5
Repurchases of common stock	(6.2)	(205.4)
Dividends paid	(571.3)	(572.6)	(320.2)	(412.1)
Other	(43.2)	(28.7)	.3	(3.8)
Net cash provided by (used for) financing activities	565.4	(902.2)	790.4	(298.7)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	113.1	1.6	4.4	5.8

Net Increase (Decrease) in Cash and Cash Equivalents	2,197.9	234.9	3.7	(76.1)
Cash and Cash Equivalents at Beginning of Period	3,140.5	2,900.0	1,195.3	1,262.2
Cash and Cash Equivalents at End of Period	$5,338.4	$3,134.9	$1,199.0	$1,186.1

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to decrease about 5 percent for 2017. Industry sales in the European Union (EU)28 nations are forecast to be about the same to down approximately 5 percent. South American industry sales of tractors and combines are projected to increase about 20 percent. Asian sales are projected to be about the same to down slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same for 2017. The Company’s agriculture and turf segment sales increased 13 percent in the third quarter and are forecast to increase about 9 percent for fiscal year 2017. Construction equipment markets reflect moderate economic growth worldwide. In forestry, global industry sales are expected to decrease about 5 to 10 percent for 2017. The Company’s construction and forestry segment sales increased 29 percent in the third quarter and are forecast to increase about 15 percent in 2017. Net income attributable to Deere & Company for the Company’s financial services operations is expected to be approximately $475 million in 2017.

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the impact of sovereign debt, eurozone issues, capital market disruptions, trade agreements, changes in demand and pricing for used equipment, and geopolitical events. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.

The Company reported strong results in the third quarter as market conditions improved throughout the world. The Company experienced higher overall product demand with farm machinery sales in South America experiencing strong gains and construction equipment sales increasing sharply. The results are assisted by an advanced product portfolio, the continuing impact of a more flexible cost structure, and a more efficient asset base. The Company intends to continue to provide more value to our global customers by meeting their increasing need for advanced machinery and services.

2017 Compared with 2016

Net income attributable to Deere & Company was $641.8 million, or $1.97 per share, for the third quarter of 2017, compared with $488.8 million, or $1.55 per share, for the same period last year. For the first nine months of 2017, net income attributable to Deere & Company was $1,649 million, or $5.11 per share, compared with $1,239 million, or $3.91 per share, last year. Worldwide net sales and revenues increased 16 percent to $7,808 million for the third quarter this year, compared with $6,724 million a year ago, and increased 8 percent to $21,720 million for the first nine months, compared with $20,124 million last year. Net sales of the worldwide equipment operations rose 17 percent to $6,833 million for the third quarter and 6 percent to $18,791 million for the first nine months, compared with $5,861 million and $17,737 million for the same periods last year. Sales included price realization of 1 percent for the third quarter and 2 percent for the first nine months. Equipment net sales in the U.S. and Canada increased 11 percent for the third quarter and decreased 1 percent for the first nine months. Outside the U.S. and Canada, net sales increased 25 percent for the third quarter and 17 percent for the first nine months, with a favorable currency translation effect of 1 percent in both periods.

The Company’s equipment operations reported operating profit of $795 million for the third quarter of 2017 and $2,152 million for the first nine months, compared with $625 million and $1,526 million, respectively, for the same periods last year. The improvement for the quarter was primarily driven by higher shipment volumes and price realization, partially offset by increased production costs, higher selling, administrative and general expenses, and warranty costs. For the first nine months, results benefited from higher shipment volumes, price realization, and a favorable sales mix, partially offset by increased production costs, higher warranty costs, and higher selling, administrative and general expenses. Additionally, quarterly and nine month results were aided by a gain on the sale of a partial interest in SiteOne. Net income of the Company’s equipment operations was $506 million for the third quarter and $1,291 million for the first nine months, compared with $353 million and $873 million for the corresponding periods of 2016. In addition to the operating factors mentioned above, a lower effective tax rate improved results for the third quarter of 2017.

The Company’s financial services operations reported net income attributable to Deere & Company of $131.2 million for the third quarter and $349.1 million for the first nine months, compared with $125.9 million and $357.9 million for the same periods last year. Results for the quarter benefited from lower losses on lease residual values, partially offset by a higher provision for credit losses and higher selling, administrative and general expenses. Year to date results were affected by less favorable financing spreads and higher selling, administrative and general expenses, partially offset by lower losses on lease residual values.

Business Segment Results

•

Agriculture and Turf. Segment sales increased 13 percent for the quarter and 5 percent for first nine months primarily due to higher shipment volumes and price realization, partially offset by higher warranty costs. Operating profit was $685 million for the quarter and $1,899 million year to date, compared with respective totals of $571 million and $1,329 million last year. Results for the quarter benefited from higher shipment volumes and price realization, partially offset by increases in production costs, warranty expenses, and selling, administrative and general expenses. For the first nine months, results improved primarily due to higher shipment volumes, price realization, and a more favorable sales mix, partially offset by increased production costs and higher warranty expenses. The gain on the sale of a partial interest in SiteOne contributed to the segment’s results in both periods.

•

Construction and Forestry. Segment sales increased 29 percent for the quarter and 10 percent for nine months mainly as a result of higher shipment volumes. Results were negatively affected by higher sales incentive expenses for the quarter and by higher warranty costs year to date. Operating profit was $110 million for the quarter and $253 million for nine months, compared with $54 million and $197 million last year. Results for the quarter were helped by increased shipment volumes, partially offset by higher selling, administrative and general expenses, higher sales incentive expenses, and increased production costs. Benefiting nine month results were higher shipment volumes, partially offset by higher warranty costs, increased selling, administrative and general expenses, and higher production costs.

•

Financial Services. The operating profit of the financial services segment was $200 million for the third quarter and $529 million for the first nine months of 2017, compared with $191 million and $545 million in the same periods last year. Results for the quarter benefited from lower losses on lease residual values, partially offset by a higher provision for credit losses and higher selling, administrative and general expenses. Year to date results were affected by less favorable financing spreads and higher selling, administrative and general expenses, partially offset by lower losses on lease residual values. Total financial services revenues, including intercompany revenues, increased 12 percent to $808 million in the current quarter from $719 million in the third quarter of 2016 and increased 9 percent to $2,331 million in the first nine months this year compared to $2,133 million last year. The average balance of receivables and leases financed were approximately the same in the third quarter and in the first nine months of 2017, compared with the same periods last year. Interest expense increased 15 percent in the current quarter and 24 percent in the first nine months of 2017 primarily as a result of higher average borrowing rates, partially offset by lower average borrowings. The financial services’ consolidated ratio of earnings to fixed charges was 2.31 to 1 for the third quarter this year, compared with 2.39 to 1 in the same period last year. The ratio was 2.16 to 1 for the first nine months this year, compared to 2.45 to 1 for the same period last year.

The cost of sales to net sales ratios for the third quarter and first nine months of 2017 were 77.1 percent and 77.2 percent, respectively, compared to 76.7 percent and 78.2 percent in the same periods last year. The increase in the third quarter was primarily driven by higher production costs and higher warranty costs, partially offset by price realization. The improvement in the first nine months was primarily due to price realization and a favorable sales mix, partially offset by higher production costs and higher warranty costs.

Other income increased in the third quarter and first nine months of 2017 primarily due to a gain on the sale of a partial interest in SiteOne and lower losses on lease residual sales. Selling, administrative and general expenses increased in the third quarter primarily due to higher incentive compensation expenses, higher commissions paid to dealers on direct sales, and an increased provision for credit losses. These expenses increased in the first nine months largely due to voluntary employee-separation program expenses, increased incentive compensation expenses, and higher commissions paid to dealers on direct sales. Other operating expenses increased in the third quarter and the first nine months mainly due to higher depreciation on operating leases.

Market Conditions and Outlook

Company equipment sales are projected to increase by about 10 percent for fiscal year 2017 and by about 24 percent for the fourth quarter, compared with the same periods of 2016. Included in the forecast is a positive foreign currency translation effect of about 1 percent for the full year and about 2 percent in the fourth quarter. Net sales and revenues are projected to increase about 11 percent for fiscal 2017 with net income attributable to Deere & Company of about $2,075 million.

•

Agriculture and Turf. The Company’s worldwide sales of agriculture and turf equipment are forecast to increase by about 9 percent for fiscal year 2017, including a positive currency translation effect of about 1 percent. Industry sales for agricultural equipment in the U.S. and Canada are forecast to be down about 5 percent for fiscal year 2017, reflecting weakness in the livestock sector and the continuing impact of low crop prices. The decline is affecting both large and small equipment. Full year 2017 industry sales in the EU28 are forecast to be about the same to down about 5 percent, with the decline attributable to low commodity prices and farm incomes. South American industry sales of tractors and combines are projected to increase about 20 percent as a result of improving economic and political conditions in Brazil and Argentina. Asian sales are projected to be about the same to down slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same for 2017.

•

Construction and Forestry. The Company’s worldwide sales of construction and forestry equipment are forecast to increase about 15 percent for 2017, with no material currency translation effect. The forecast reflects moderate economic growth worldwide. In forestry, global industry sales are expected to decrease about 5 to 10 percent due to soft conditions in North America.

•

Financial Services. Fiscal year 2017 net income attributable to Deere & Company for the financial services segment is expected to be approximately $475 million. In comparison with performance in 2016, the outlook reflects lower losses on lease residual values, partially offset by higher selling, administrative, and general expenses, less favorable financing spreads, and an increased provision for credit losses.

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

Other factors that could materially affect results include production, design, and technological innovations and difficulties, including capacity and supply constraints and prices; the loss of or challenges to intellectual property rights whether through theft, infringement, counterfeiting or otherwise; the availability and prices of strategically sourced materials, components, and whole goods; delays or disruptions in the Company’s supply chain or the loss of liquidity by suppliers; disruptions of infrastructures that support communications, operations or distribution; the failure of suppliers or the Company to comply with laws, regulations, and Company policy pertaining to employment, human rights, health, safety, the environment, anti-corruption, privacy and data protection, and other ethical business practices; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits or other legal proceedings; start-up of new plants and products; the success of new product initiatives; changes in customer product preferences and sales mix; gaps or limitations in rural broadband coverage, capacity and speed needed to support technology solutions; oil and energy prices, supplies, and volatility; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; changes in demand and pricing for used equipment and resulting impacts on lease residual values; labor relations and contracts; changes in the ability to attract, train, and retain qualified personnel; acquisitions and divestitures of businesses; greater than anticipated transaction costs; the integration of new businesses; the failure or delay in realizing anticipated benefits of acquisitions, joint ventures, or divestitures; the implementation of organizational changes; the failure to realize anticipated savings or benefits of cost reduction, productivity, or efficiency efforts; difficulties related to the conversion and implementation of enterprise resource planning systems; security breaches, cybersecurity attacks, technology failures, and other disruptions to the Company’s and suppliers’ information technology infrastructure; changes in Company declared dividends and common stock issuances and repurchases; changes in the level and funding of employee retirement benefits; changes in market values of investment assets, compensation, retirement, discount, and mortality rates which impact retirement benefit costs; and significant changes in health care costs.

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

Consolidated

Positive cash flows from consolidated operating activities in the first nine months of 2017 were $729 million. This cash inflow resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, a change in net retirement benefits, and a change in accrued income taxes payable/receivable, which were partially offset by a seasonal increase in inventories and trade receivables along with an increase in overall demand. Cash outflows from investing activities were $301 million in the first nine months of 2017, primarily due to purchases of property and equipment of $374 million and the cost of receivables (excluding receivables related to sales) and cost of equipment on operating leases exceeding the collections of receivables and the proceeds from sales of equipment on operating leases by $300 million. Partially offsetting these cash outflows were cash inflows from the sales of marketable securities exceeding the purchases of marketable securities by $312 million and the proceeds from the sales of businesses and unconsolidated affiliates, net of cash sold, of $114 million. Positive cash flows from financing activities were $1,656 million in the first nine months of 2017 primarily due to an increase in borrowings of $1,808 million and proceeds from issuance of common stock of $489 million (resulting from the exercise of stock options), partially offset by dividends paid of $571 million. Cash and cash equivalents increased $2,202 million during the first nine months this year.

Positive cash flows from consolidated operating activities in the first nine months of 2016 were $1,324 million. This cash inflow resulted primarily from net income adjusted for non-cash provisions and a change in net retirement benefits, which were partially offset by a seasonal increase in receivables related to sales, a decrease in accounts payable and accrued expenses, and an increase in inventories, primarily related to equipment transferred to operating leases (see Note 2). Cash outflows from investing activities were $362 million in the first nine months of 2016, primarily due to purchases of property and equipment of $387 million, acquisitions of businesses, net of cash acquired, of $199 million and purchases of marketable securities exceeding sales of marketable securities by $11 million, partially offset by proceeds from the sales of business and unconsolidated affiliates, net of cash sold, of $81 million and collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $75 million. Negative cash flows from financing activities were $810 million in the first nine months of 2016 primarily due to dividends paid of $573 million and repurchases of common stock of $205 million. Cash and cash equivalents increased $159 million during the first nine months of 2016.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at July 30, 2017, October 30, 2016, and July 31, 2016 was $3,190 million, $1,253 million, and $1,650 million, respectively, while the total cash and cash equivalents and marketable securities position was $6,964 million, $4,789 million, and $4,790 million, respectively. The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $4,720 million, $2,301 million, and $2,196 million at July 30, 2017, October 30, 2016, and July 31, 2016, respectively. The increase in cash held by foreign subsidiaries in the first nine months of fiscal year 2017 was in preparation for the Wirtgen acquisition. The increase was primarily in Euro, and the acquisition is expected to close in the first quarter of fiscal year 2018 (see Note 20).

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $7,056 million at July 30, 2017, $3,560 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at July 30, 2017 were a 364-day credit facility agreement of $1,750 million, and long-term credit facility agreements of $2,500 million expiring in April 2021 and $2,500 million expiring in April 2022. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at July 30, 2017 was $11,134 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $20,678 million at July 30, 2017. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $1,379 million during the first nine months of 2017, primarily due to a seasonal increase, higher overall demand, and foreign currency translation. These receivables increased $465 million, compared to a year ago, primarily due to higher overall demand and foreign currency translation. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 18 percent at July 30, 2017, compared to 13 percent at October 30, 2016 and 17 percent at July 31, 2016. Agriculture and turf trade receivables increased $271 million and construction and forestry trade receivables increased $194 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent at July 30, 2017, 2 percent at October 30, 2016, and 1 percent at July 31, 2016.

Deere & Company stockholders’ equity was $8,572 million at July 30, 2017, compared with $6,520 million at October 30, 2016 and $7,428 million at July 31, 2016. The increase of $2,052 million during the first nine months of 2017 resulted primarily from net income attributable to Deere & Company of $1,649 million, an increase in common stock of $333 million, a change in the cumulative translation adjustment of $325 million, a decrease in treasury stock of $200 million, and a change in the retirement benefits adjustment of $121 million, partially offset by dividends declared of $576 million.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first nine months of 2017 was $1,537 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, a change in net retirement benefits, and a change in accrued income taxes payable/receivable. Partially offsetting these operating cash inflows were cash outflows from a seasonal increase in inventories and trade receivables, along with an increase in overall demand. Cash and cash equivalents increased $2,198 million in the first nine months of 2017.

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first nine months of 2016 was $1,648 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions, a change in net retirement benefits, a change in accrued income taxes payable/receivable, and a decrease in inventories related to equipment transferred to Financial Services for operating leases (see Note 2). Partially offsetting these operating cash inflows were cash outflows from a decrease in accounts payable and accrued expenses and a seasonal increase in trade receivables. Cash and cash equivalents increased $235 million in the first nine months of 2016.

Trade receivables held by the equipment operations increased $105 million during the first nine months and increased $223 million from a year ago. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $912 million during the first nine months, primarily due to a seasonal increase, higher production to meet increased overall demand, and foreign currency translation. Inventories increased by $402 million compared to a year ago, primarily due to higher production to meet increased overall demand and foreign currency translation. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 30 percent at July 30, 2017, compared to 26 percent at October 30, 2016 and 28 percent at July 31, 2016.

Total interest-bearing debt of the equipment operations was $4,866 million at July 30, 2017, compared with $4,814 million at October 30, 2016 and $4,819 million at July 31, 2016. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 36 percent, 42 percent, and 39 percent at July 30, 2017, October 30, 2016, and July 31, 2016, respectively.

Property and equipment cash expenditures for the equipment operations in the first nine months of 2017 were $373 million, compared with $385 million in the same period last year. Capital expenditures for the equipment operations in 2017 are estimated to be approximately $650 million.

On May 31, 2017, the Company entered into a definitive agreement to acquire from Wirtgen Group Holding GmbH, substantially all the business operations of the Wirtgen Group, for a cash purchase price of €4,357 million (or approximately $5,087 million based on the exchange rate at the end of the third quarter). The Company expects to fund the acquisition and the transaction expenses from a combination of cash, repayment of intercompany loans from the financial services operations, and up to $1,000 million of new euro-denominated debt financing issued by the equipment operations (see Note 20).

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

During the first nine months of 2017, the cash provided by operating activities was used primarily to increase receivables and leases. Cash flows provided by operating activities, including intercompany cash flows, were $1,384 million in the first nine months. Cash used for investing activities totaled $2,176 million in the first nine months of

2017 primarily due to the cost of receivables (excluding trade and wholesale) and equipment on operating leases acquired exceeding the collection of these receivables and proceeds from sales of equipment on operating leases by $1,100 million and an increase in trade and wholesale receivables of $1,071 million. Cash provided by financing activities totaled $790 million, resulting primarily from an increase in external borrowings of $1,745 million, partially offset by a decrease in borrowings from Deere & Company of $635 million and dividends paid to Deere & Company of $320 million. Cash and cash equivalents increased $4 million in the first nine months of 2017.

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

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases. Total receivables and leases increased $1,609 million during the first nine months of 2017 and increased $1,005 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 7 percent higher in the first nine months of 2017, compared with the same period last year, as volumes of retail notes, revolving charge accounts, and financing leases were higher, while volumes of operating leases were lower. The amount of total trade receivables and wholesale notes increased compared to both October 30, 2016 and July 31, 2016. Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $39,721 million at July 30, 2017, compared with $38,116 million at October 30, 2016 and $38,720 million at July 31, 2016. At July 30, 2017, the unpaid balance of all receivables administered, but not owned, was $11 million, compared with $15 million at October 30, 2016 and $15 million at July 31, 2016.

Total external interest-bearing debt of the financial services operations was $32,608 million at July 30, 2017, compared with $30,797 million at October 30, 2016 and $32,333 million at July 31, 2016. Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.7 to 1 at July 30, 2017, compared with 7.6 to 1 at October 30, 2016 and 7.7 to 1 at July 31, 2016.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11). At July 30, 2017, this facility had a total capacity, or “financing limit,” of $3,500 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At July 30, 2017, $1,765 million of secured short-term borrowings was outstanding under the agreement.

In the first nine months of 2017, the financial services operations issued $1,924 million and retired $2,140 million of retail note securitization borrowings. In addition, during the first nine months of 2017, the financial services operations issued $4,300 million and retired $4,161 million of long-term borrowings, which were primarily medium-term notes.

Dividends

The Company’s Board of Directors at its meeting on August 30, 2017 declared a quarterly dividend of $.60 per share payable November 1, 2017, to stockholders of record on September 29, 2017.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of July 30, 2017, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2017 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
May 1 to May 28				25.3

May 29 to Jun 25				25.3

Jun 26 to Jul 30				25.3

Total
(1)

During the third quarter of 2017, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under these plans was based on the end of the third quarter closing share price of $128.91 per share. At the end of the third quarter of 2017, $3,260 million of common stock remained to be purchased under the plans.

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

DEERE & COMPANY

Date:	August 31, 2017	By:	/s/ R. Kalathur
R. Kalathur Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Number

2.1	Share and Asset Sale and Purchase Agreement, dated May 31, 2017, between Deere & Company and Wirtgen Group Holding GmbH (Exhibit 2.1 to Form 8-K of registrant dated June 1, 2017*)

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws as amended (Exhibit 3.1 to Form 8-K of registrant dated September 1, 2016*)

12	Computation of ratio of earnings to fixed charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.