Form 10-K
period 2017-10-29
DEERE & CO
filed 2017-12-18
CIK 315189

Use these links to rapidly review the document

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED OCTOBER 29, 2017

Commission file number 1-4121

DEERE & COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-2382580 (IRS Employer Identification No.)

One John Deere Place, Moline, Illinois (Address of principal executive offices)	61265 (Zip Code)	(309) 765-8000 (Telephone Number)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Name of each exchange on which registered
Common stock, $1 par value	New York Stock Exchange
8 1/2% Debentures Due 2022	New York Stock Exchange
6.55% Debentures Due 2028	New York Stock Exchange

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐ Emerging growth company ☐

         If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate quoted market price of voting stock of registrant held by non-affiliates at April 30, 2017 was $35,641,157,591. At November 30, 2017, 322,595,010 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 28, 2018 are incorporated by reference into Part III of this Form 10-K.

ITEM 1.        BUSINESS.

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, and other important information about forward-looking statements are disclosed under Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations–Safe Harbor Statement" in this Annual Report on Form 10-K.

Products

Deere & Company (the Company) and its subsidiaries (collectively, John Deere) have operations that are categorized into three major business segments.

  The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts — including large, medium and utility tractors; tractor loaders; combines, cotton pickers, cotton strippers, and sugarcane harvesters; related harvesting front-end equipment; sugarcane loaders and pull-behind scrapers; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology and solutions; and other outdoor power products.

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

John Deere's worldwide agriculture and turf operations and construction and forestry operations are sometimes collectively referred to as the "equipment operations." The financial services segment is sometimes referred to as the "financial services operations."

Additional information is presented in the discussion of business segment and geographic area results on page 20. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

The Company's internet address is http://www.JohnDeere.com. Through that address, the Company's Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with the United States Securities and Exchange Commission (Securities and Exchange Commission or Commission). The information contained on the Company's website is not included in, or incorporated by reference into, this annual report on Form 10-K.

Recent Developments

On December 1, 2017, the Company completed its previously announced acquisition of substantially all of the business operations of Wirtgen Group Holding GmbH (Wirtgen). Wirtgen, which was a privately-held international company, is the leading manufacturer worldwide of road construction equipment spanning processing, mixing, paving, compaction and rehabilitation. Headquartered in Germany, the operating group of companies includes product brands "WIRTGEN", "VÖGELE", "HAMM", "KLEEMANN," "BENNINGHOVEN", and "CIBER"; as well as sales and service companies worldwide. Wirtgen owns and operates 10 factory locations, sells products in more than 100 countries, and has approximately 8,200 employees. Wirtgen will be included in the Company's construction and forestry operating segment. For additional information, see Note 30—Subsequent Events.

Market Conditions and Outlook

The Company's equipment sales are projected to increase by about 22 percent for fiscal 2018 and by about 38 percent for the first quarter compared with the same periods of 2017. Included in the forecast is a positive foreign-currency translation effect of about 2 percent for the year and about 3 percent for the first quarter. Net sales and revenues are projected to increase about 19 percent for fiscal 2018, with net income attributable to the Company of about $2.6 billion.

The acquisition of the Wirtgen Group closed on December 1, 2017, and is forecast to contribute about $3.1 billion in net sales in fiscal 2018. Wirtgen is expected to add about 12 percent to Deere's sales for the full year and about 6 percent for the first quarter in comparison with 2017. After estimated expenses for purchase accounting and transaction costs, Wirtgen is expected to contribute about $75 million to operating profit and about $25 million to net income in fiscal 2018.

Agriculture & Turf. The Company's worldwide sales of agriculture and turf equipment are forecast to increase by about 9 percent for fiscal 2018, including a positive currency-translation effect of about 2 percent. Industry sales for agricultural equipment in the U.S. and Canada are forecast to be up 5 to 10 percent for 2018, supported by higher demand for large equipment. Full-year industry sales in the EU28 member nations are forecast to be up about 5 percent due to improving conditions in the dairy and livestock sectors. South American industry sales of tractors and combines are projected to be flat to up 5 percent as a result of continued positive conditions, particularly in Argentina. Asian sales are forecast to be flat with strength in India offsetting weakness in China. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about flat for 2018. Deere's turf sales are expected to outperform the industry owing to the success of new products.

Construction & Forestry. The Company's worldwide sales of construction and forestry equipment are anticipated to be up about 69 percent for 2018, including a positive currency-translation effect of about 1 percent. The Wirtgen business is expected to add about 54 percent to the division's sales for the year. The outlook reflects moderate economic growth worldwide, including higher housing starts in the U.S. and increased activity in the oil and gas sector. In forestry, global industry sales are expected to be flat to up 5 percent mainly as a result of improved lumber prices in North America.

Financial Services. Fiscal 2018 net income attributable to the Company for the financial services operations is expected to be approximately $515 million. The outlook reflects a higher average portfolio, partially offset by increased selling, administrative and general expenses.

2017 Consolidated Results Compared with 2016

Worldwide net income attributable to the Company in fiscal 2017 was $2,159 million, or $6.68 per share diluted ($6.76 basic), compared with $1,524 million, or $4.81 per share diluted ($4.83 basic), in 2016. Worldwide net sales and revenues increased 12 percent to $29,738 million in 2017, compared with $26,644 million in fiscal 2016. Net sales of the worldwide equipment operations rose 11 percent in fiscal 2017 to $25,885 million from $23,387 million last year. Sales included price realization of 1 percent and a favorable currency translation effect of 1 percent. Equipment net sales in the United States and Canada increased 5 percent for fiscal 2017. Outside the U.S. and Canada, net sales increased 20 percent for the year, with a favorable currency translation effect of 1 percent for fiscal 2017.

Worldwide equipment operations had an operating profit of $2,821 million in fiscal 2017, compared with $1,880 million in fiscal 2016. The operating profit increase was primarily due to higher shipment volumes, a gain on the sale of the remaining interest in SiteOne Landscape Supply, Inc. (SiteOne) (see Note 5), price realization and a favorable product mix, partially offset by increases in production costs, selling, administrative and general expenses, and warranty related expenses.

Net income of the Company's equipment operations was $1,707 million for fiscal 2017, compared with $1,058 million in fiscal 2016. The operating factors mentioned affected the results.

The financial services operations reported net income attributable to the Company in fiscal 2017 of $477 million, compared with $468 million in fiscal 2016. The increase was largely due to lower losses on lease residual values, partially offset by less favorable financing spreads, and higher selling, administrative and general expenses. Additional information is presented in the following discussion of the "Worldwide Financial Services Operations."

The cost of sales to net sales ratio for fiscal 2017 was 77.0 percent, compared with 78.0 percent last year. The improvement was due primarily to price realization and a favorable product mix, partially offset by increases in production costs and warranty related expenses.

Additional information on fiscal 2017 results is presented on pages 19-21.

EQUIPMENT OPERATIONS

Agriculture and Turf

The John Deere agriculture and turf segment manufactures and distributes a full line of agriculture and turf equipment and related service parts. The segment consolidates all markets into four geographical customer focus areas to facilitate deep customer understanding and deliver world-class customer service. The segment's equipment operations are consolidated into five product platforms — crop harvesting (combines, cotton pickers, cotton strippers, and sugarcane harvesters, related harvesting front-end equipment, sugarcane loaders and pull-behind scrapers); turf and utility (utility vehicles, riding lawn equipment, walk-behind mowers, commercial mowing equipment, golf course equipment, implements for mowing, tilling, snow and debris handling, aerating and many other residential, commercial, golf and sports turf care applications and other outdoor power products); hay and forage (self-propelled forage harvesters and attachments, balers and mowers); crop care (tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery); and tractors (loaders and large, medium and utility tractors and related attachments). John Deere also purchases certain products from other manufacturers for resale.

The segment also provides integrated agricultural business and equipment management systems. John Deere has developed a comprehensive agricultural management systems approach using advanced communications, data collection and global satellite positioning technologies to enable farmers to better control input costs and yields, improve soil conservation, minimize chemical use, and to gather information. John Deere's advanced telematics systems remotely connect agricultural equipment owners, business managers and dealers to agricultural equipment in the field, providing real-time alerts and information about equipment location, utilization, performance and maintenance to improve productivity and efficiency.

In addition to the John Deere brand, the agriculture and turf segment purchases and sells a variety of equipment attachments under the Frontier, Kemper and Green Systems brand names. The segment also manufactures and sells sprayers under the Hagie and Mazzotti brand names, planters and cultivators under the Monosem brand name, and walk-behind mowers and scarifiers in select European countries under the SABO brand name. John Deere manufactures its agriculture and turf equipment for sale primarily through independent retail dealer networks, and also builds turf products for sale by mass retailers, including The Home Depot and Lowe's.

Sales of agricultural equipment are affected by total farm cash receipts, which reflect levels of farm commodity prices, acreage planted, crop yields and government policies, including the amount and timing of government payments. Sales are also influenced by general economic conditions, farm land prices, farmers' debt levels and access to financing, interest and exchange rates, agricultural trends, including the production of and demand for renewable fuels, labor availability and costs, energy costs, tax policies and other input costs associated with farming. Other important factors affecting new agricultural equipment sales are the value and level of used equipment, including tractors, harvesting equipment, self-propelled sprayers, hay and forage equipment and seeding equipment. Weather and climatic conditions can also affect buying decisions of agricultural equipment purchasers.

Innovations in machinery and technology also influence agricultural equipment purchasing. For example, larger, more productive equipment is well accepted where farmers are striving for more efficiency in their operations. Large, cost-efficient, highly-mechanized agricultural operations account for an important share of worldwide farm output. The large-size agricultural equipment used on such farms has been particularly important to John Deere. A large proportion of the equipment operations' total agricultural equipment sales in the U.S. and Canada, and a significant proportion of sales in many countries outside the U.S. and Canada, are comprised of tractors over 100 horsepower, self-propelled combines, self-propelled cotton pickers, self-propelled forage harvesters, self-propelled sprayers and seeding equipment. However, small tractors are an increasingly important part of our global tractor business. Further, John Deere offers a number of harvesting solutions to support development of the mechanized harvesting of grain, oilseeds, cotton, sugar and biomass.

Retail sales of lawn and garden tractors, compact utility tractors, residential and commercial mowers, utility vehicles, and golf and turf equipment are influenced by weather conditions, consumer spending patterns and general economic conditions.

Seasonality. Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, John Deere offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The segment incurs substantial seasonal variation in cash flows to finance production and inventory of agricultural equipment. The segment also incurs costs to finance sales to dealers in advance of seasonal demand. New combine and cotton harvesting equipment has been sold under early order programs with waivers of retail finance charges available to customers who take delivery of machines during off-season periods. In Australia, Canada and the U.S., there are typically several used equipment trade-in transactions as part of most new agricultural equipment sales. To provide support to its dealers for these used equipment trade-ins, John Deere provides dealers in these countries with pools of funds, awarded to dealers as a percentage of the dealer cost for eligible new equipment sales. Dealers can use these funds to defray the costs of carrying or marketing used equipment inventory or to provide financing incentives to customers purchasing the used equipment.

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

Construction and Forestry

John Deere's construction and forestry equipment includes a broad range of backhoe loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, motor graders, articulated dump trucks, landscape loaders, skid-steer loaders, log skidders, log feller bunchers, log loaders, log forwarders, log harvesters and a variety of attachments. John Deere provides a broad line of construction equipment and the most complete line of forestry machines and attachments available in the world. The construction and forestry machines are distributed under the John Deere brand name, and forestry attachments are distributed under the John Deere and Waratah brand names. In addition to the equipment manufactured by the construction and forestry segment, John Deere purchases certain products from other manufacturers for resale. The segment also provides comprehensive fleet management telematics solutions designed to improve customer productivity and efficiency through access to fleet location, utilization and maintenance information.

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

John Deere and Hitachi Construction Machinery Co. (Hitachi) have a joint venture for the manufacture of hydraulic excavators and tracked forestry equipment and loaders in the U.S. and Canada and a joint venture for the manufacture of excavators in Brazil. John Deere distributes Hitachi brands of construction and mining equipment in North, Central and South America. The supply agreement with Hitachi for distribution in certain Asian markets was terminated in 2015; however, Hitachi may place orders for Deere equipment through October of 2018.

The segment has a number of initiatives in the rent-to-rent, or short-term rental, market for construction, earthmoving and material handling equipment. These include specially designed rental programs for John Deere dealers and expanded cooperation with major, national equipment rental companies.

John Deere also owns Nortrax, Inc. which in turn owns Nortrax Canada Inc. which in turn owns Nortrax Quebec Inc. (collectively called Nortrax). Nortrax is an authorized John Deere dealer for construction, earthmoving, material handling and forestry equipment in a variety of markets in the U.S. and Canada. John Deere also owns retail forestry sales operations in Australia, Brazil, Finland, Ireland, New Zealand, Norway, Sweden and the United Kingdom.

Competition

The equipment operations sell products and services into a variety of highly competitive global and regional markets. The principal competitive factors in all markets include product performance, innovation and quality, distribution, customer service and price. In North America and many other parts of the world, John Deere's brand recognition is a competitive factor.

The competitive environment for the agriculture and turf segment includes some global competitors, including AGCO Corporation, CLAAS KGaA mbH, CNH Global N.V., Kubota Tractor Corporation, Mahindra, and The Toro Company and many regional and local competitors. These competitors have varying numbers of product lines competing with the segment's products and each has varying degrees of regional focus. An important part of the competition within the agricultural equipment industry during the past decade has come from a variety of short-line and specialty manufacturers, as well as indigenous regional competitors, with differing manufacturing and marketing methods. Because of industry conditions, including the merger of certain large integrated competitors and the emergence and expanding global capability of many competitors, particularly in emerging and high potential markets such as Brazil, China and India where John Deere seeks to increase market share, the agricultural equipment business continues to undergo significant change and is becoming even more competitive. The segment's turf equipment is sold primarily in the highly competitive North American and Western European markets.

Global competitors of the construction and forestry segment include Caterpillar Inc., Komatsu Ltd., Volvo Construction Equipment (part of Volvo Group AB), CNH Global N.V., Doosan Infracore Co., Ltd. and its subsidiary Doosan Bobcat Inc., Tigercat Industries Inc. and Ponsse Plc. The construction business operates in highly competitive markets in North and South America and other global markets, including China and Russia. The forestry business operates globally. The segment manufactures over 90 percent of the types of construction equipment used in the U.S. and Canada, including construction, forestry, earthmoving, and material handling equipment.

Engineering and Research

John Deere invests heavily in engineering and research to improve the quality and performance of its products, to develop new products and to comply with government regulations. Such expenditures were $1,368 million, or 5.3 percent of net sales, in 2017; $1,389 million, or 5.9 percent of net sales, in 2016; and $1,425 million, or 5.5 percent of net sales, in 2015.

Manufacturing

Manufacturing Plants. In the U.S. and Canada, the equipment operations own and operate 21 factory locations and lease and operate another two locations, which contain approximately 29.1 million square feet of floor space. Of these 23 factories, 13 are devoted primarily to agriculture and turf equipment, four to construction and forestry equipment, one to engines, two to engine and component remanufacturing, two to hydraulic and power train components, and one to electronic components. Outside the U.S. and Canada, the equipment operations own or lease and operate: agriculture and turf equipment factories in Argentina, Brazil, China, France, Germany, India, Israel, Italy, Mexico, the Netherlands, Russia and Spain; construction equipment factories in Brazil and China; engine, engine/power train, hydraulic, or electronic component factories in Argentina, China, France, India and Mexico; and forestry equipment factories in Finland and New Zealand. These factories and manufacturing operations outside the U.S. and Canada contain approximately 20 million square feet of floor space. The engine factories referred to above manufacture non-road, heavy duty diesel engines.

The equipment operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in the U.S., Bell in South Africa, the Hitachi joint venture that builds hydraulic excavators and track log loaders in the U.S. and Canada, the Hitachi joint venture that builds hydraulic excavators in Brazil, and ventures that manufacture transaxles and transmissions used in certain agriculture and turf segment products.

John Deere's facilities are well maintained, in good operating condition and suitable for their present purposes. These facilities, together with both short-term and long-term planned capital expenditures, are expected to meet John Deere's manufacturing needs in the foreseeable future.

Existing capacity is sufficient to satisfy John Deere's current expectations for retail market demand. The equipment operations' manufacturing strategy involves the implementation of appropriate levels of technology and automation to allow manufacturing processes to remain profitable at varying production levels. Operations are also designed to be flexible enough to accommodate the product design changes required to meet market conditions and changing customer requirements. Common manufacturing facilities and techniques are employed in the production of components for agriculture and turf equipment and construction and forestry equipment.

In order to utilize manufacturing facilities and technology more effectively, the equipment operations pursue continuous improvements in manufacturing processes. These include steps to streamline manufacturing processes and enhance responsiveness to customers. John Deere has implemented flexible assembly lines that can accommodate a wider product mix and deliver products in line with dealer and customer demand. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement and improvements in product design, advanced manufacturing technology, supply management and logistics, and environment, health, and safety management systems as well as compensation incentives related to productivity and organizational structure. In past years, John Deere has experienced volatility in the price of many raw materials. John Deere has responded to cost pressures by implementing the cost-reduction measures described above and by increasing prices. Significant cost increases, if they occur, could have an adverse effect on the Company's operating results. The equipment operations also pursue external sales of selected parts and components that can be manufactured and supplied to third parties on a competitive basis, including engines, power train components and electronic components.

Capital Expenditures. The equipment operations' capital expenditures totaled $583 million in 2017, compared with $665 million in 2016 and $649 million in 2015. Provisions for depreciation applicable to these operations' property and equipment during these years were $720 million, $695 million, and $687 million, respectively. Capital expenditures for the equipment operations in 2018 are currently estimated to be approximately $925 million. The 2018 expenditures will relate primarily to the modernization and restructuring of key manufacturing facilities, global regulatory requirements, and the development of new products, including capital expenditures for Wirtgen (see Recent Developments on page 3). Future levels of capital expenditures will depend on business conditions.

Patents, Trademarks, and Trade Secrets

John Deere owns a significant number of patents, trade secrets, licenses and trademarks related to John Deere products and services, and expects the number to grow as John Deere continues to pursue technological innovations. John Deere's policy is to further its competitive position by filing patent applications in the U.S. and internationally to protect technology and improvements considered important to the business. John Deere believes that, in the aggregate, the rights under these patents and licenses are generally important to its operations and competitive position, but does not regard any of its businesses as being dependent upon any single patent or group of patents. However, certain John Deere trademarks, which contribute to John Deere's identity and the recognition of its products and services, including but not limited to the "John Deere" mark, the leaping deer logo, the "Nothing Runs Like a Deere" slogan, the prefix "JD" associated with many products and green and yellow equipment colors, are an integral part of John Deere's business, and their loss could have a material adverse effect on the Company. For additional information see Risk Factor–The potential loss of John Deere intellectual property through trade secret theft, infringement of patents, trademark counterfeiting, or other loss of rights to exclusive use of John Deere intellectual property may have a material adverse effect on the Company. Infringement of the intellectual property rights of others by Deere may also have a material adverse effect on the Company.

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

Through these U.S. and Canadian facilities, John Deere markets products to approximately 2,359 dealer locations, most of which are independently owned and operated. Of these, approximately 1,532 sell agricultural equipment, while approximately 424 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax owns some of the 424 dealer locations. Turf equipment is sold at most John Deere agricultural equipment locations, a few construction, earthmoving, material handling and forestry equipment locations and about 403 turf-only locations, many of which also sell dissimilar lines of non-John Deere products. In addition, certain lawn and garden product lines are sold through The Home Depot and Lowe's.

Outside the U.S. and Canada, John Deere agriculture and turf equipment is sold to distributors and dealers for resale in over 100 countries. Sales and administrative offices are located in Argentina, Australia, Brazil, China, France, Germany, India, Italy, Mexico, the Netherlands, Poland, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, Turkey, Ukraine and the United Kingdom and administrative offices located in Ghana and Kenya. Associated companies doing business in China also sell agricultural equipment. Turf equipment sales outside the U.S. and Canada occur primarily in Europe and Australia. Construction, earthmoving, material handling and forestry equipment is sold to distributors and dealers primarily by sales offices located in Australia, Brazil, China, Finland, New Zealand, Russia, Singapore and the United States. Some of these dealers are independently owned while John Deere owns others. The equipment operations operate centralized parts distribution warehouses in Brazil, Germany, India and Russia in coordination with regional parts depots and distribution centers in Argentina, Australia, China, Mexico, South Africa, Sweden and the United Kingdom.

John Deere markets engines, power train and electronic components worldwide through select sales branches or directly to regional and global original equipment manufacturers and independently owned engine distributors.

Raw Materials

John Deere purchases raw materials and some manufactured components and replacement parts for its equipment, engines and other products from leading suppliers both domestically and internationally. These materials and components include a variety of steel products, steel and iron castings, forgings, plastics, electronics and ready-to-assemble components made to certain specifications. John Deere also purchases various goods and services used in production, logistics, offices and research and development processes. John Deere maintains strategic sourcing models to meet its production needs and build upon long-term supplier relationships. John Deere uses a variety of agreements with suppliers intended to drive innovation, ensure availability and delivery of industry-leading quality raw materials and components, manage costs on a globally competitive basis, protect John Deere's intellectual property and minimize other supply-related risks. Supply chain risks monitored by John Deere to minimize the likelihood of the supply base causing business disruption include supplier financial viability, capacity, business continuity, quality, delivery and weather-related events including natural disasters. In fiscal 2017, no significant work stoppages occurred due to shortages of raw materials or other commodities, but John Deere experienced an increasing number of supply chain disruptions linked to supplier labor shortages.

Backlog Orders

The dollar amount of backlog orders for the agriculture and turf segment believed to be firm was approximately $5.6 billion at October 29, 2017, compared with $4.2 billion at October 30, 2016. The agriculture and turf backlog is generally highest in the second and third quarters due to seasonal buying trends in these industries. John Deere generally produces and ships its construction and forestry equipment on average within approximately 90 days after an order is deemed to become firm; this is an increase from 60 days in 2016 due to higher order volume starting in the second half of 2017. No significant amount of construction and forestry backlog orders accumulates during any period.

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

FINANCIAL SERVICES

U.S. and Canada. The financial services segment primarily provides and administers financing for retail purchases from John Deere dealers of new equipment manufactured by John Deere's agriculture and turf and construction and forestry segments and used equipment taken in trade for this equipment.

The Company and John Deere Construction & Forestry Company (a wholly-owned subsidiary of the Company) are referred to as the "sales companies." John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, generally purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the U.S. John Deere Financial Inc., a Canadian financial services subsidiary, purchases and finances retail notes acquired by John Deere Canada ULC, the Company's Canadian sales branch. The terms of retail notes and the basis on which the financial services operations acquire retail notes from the sales companies are governed by agreements with the sales companies. The financial services segment also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). Additionally, the financial services operations provide wholesale financing for inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products (wholesale notes). The various financing options offered by the financial services operations are designed to enhance sales of John Deere products and generate financing income for the financial services operations. In the U.S., certain subsidiaries included in the financial services segment offer extended equipment warranties.

Retail notes acquired by the sales companies are immediately sold to the financial services operations. The equipment operations are the financial services operations' major source of business, but many retail purchasers of John Deere products finance their purchases outside the John Deere organization through a variety of sources, including commercial banks and finance and leasing companies.

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

The financial services operations' terms for financing equipment retail sales (other than smaller items financed with unsecured revolving charge accounts) generally provide for retention of a security interest in the equipment financed. The financial services operations' guidelines for minimum down payments, which vary with the types of equipment and repayment provisions, are generally 10 percent to 30 percent of the purchase price. Finance charges are sometimes waived for specified periods or reduced on certain John Deere products sold or leased in advance of the season of use or in other sales promotions. The financial services operations generally receive compensation from the sales companies at approximate market interest rates for periods during which finance charges are waived or reduced on the retail notes or leases. The cost is accounted for as a deduction in arriving at net sales by the equipment operations.

The Company has an agreement with Capital Corporation to make payments to Capital Corporation such that its ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For fiscal 2017 and 2016, Capital Corporation's ratios were 1.95 to 1 and 2.22 to 1, respectively, and never less than 1.79 to 1 and 2.01 to 1 for any fiscal quarter of 2017 and 2016, respectively. The Company has also committed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation's consolidated tangible net worth at not less than $50 million. The Company's obligations to make payments to Capital Corporation under the agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, the Company's obligations under the agreement are not measured by the amount of Capital Corporation's indebtedness, obligations or other liabilities. The Company's obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement in fiscal 2017 or 2016.

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

Additional information on the financial services operations appears on pages 19–21, 23 and 25–26.

ENVIRONMENTAL MATTERS

John Deere is subject to a wide variety of local, state and federal environmental laws and regulations in the U.S., as well as the environmental laws and regulations of other countries in which John Deere conducts business. John Deere strives to comply and believes it is in compliance in all material respects with applicable laws and regulations. However, failure to comply with these regulations could lead to fines and other penalties. John Deere is involved in the evaluation and clean-up of a limited number of sites but does not expect that these matters or other expenses or liabilities John Deere may incur in connection with any noncompliance with environmental laws or regulations or the cleanup of any additional properties, will have a material adverse effect on the consolidated financial position, results of operations, cash flows or competitive position of John Deere. With respect to acquired properties and businesses or properties and businesses acquired in the future, John Deere conducts due diligence into potential exposure to environmental liabilities, but cannot be certain that it has identified or will identify all adverse environmental conditions. Compliance with these laws and regulations has added, and will continue to add, to the cost of John Deere's products.

The U.S. Environmental Protection Agency has issued stringent emissions regulations for off-road engines, and governmental agencies throughout the world are similarly enacting more stringent laws to reduce off-road engine emissions. John Deere has achieved and plans to continue to achieve compliance with these regulations through significant investments in the development of new engine technologies and after-treatment systems. Compliance with emissions regulations has added and will continue to add to the cost of John Deere's products.

EMPLOYEES

At October 29, 2017, John Deere had approximately 60,500 employees, including approximately 29,000 employees in the U.S. and Canada. John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 84 percent of John Deere's U.S. production and maintenance employees. Approximately 8,700 of John Deere's active U.S. production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of October 1, 2021.

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

Name, age and office (at December 1, 2017), and year elected to office				Principal occupation during last five years other than office of the Company currently held
Samuel R. Allen	64	Chairman and Chief Executive Officer	2010	Has held this position for the last five years
James M. Field	54	President, Agriculture & Turf Division-Global Harvesting & Turf Platforms, Americas and Australia	2012	Has held this position for the last five years
Jean H. Gilles	60	Senior Vice President, John Deere Power Systems, Worldwide Parts Services, Advanced Technology & Engineering and Global Supply Management and Logistics	2010	Has held this position for the last five years
Max A. Guinn	59	President, Worldwide Construction & Forestry	2014	2012 – 2014 Senior Vice President, Human Resources, Communications, Public Affairs and Labor Relations
Marc A. Howze	54	Senior Vice President and Chief Administrative Officer	2016	2012 – 2016 Vice President, Global Human Resources & Employee Communications
Mary K.W. Jones	49	Senior Vice President and General Counsel	2013	2010 – 2013 Vice President Global Human Resources
Rajesh Kalathur	49	Senior Vice President and Chief Financial Officer	2012	Has held this position for the last five years
John C. May	48	President, Agricultural Solutions & Chief Information Officer	2012	Has held this position for the last five years
Cory J. Reed	47	President, John Deere Financial	2016	2013 – 2016 Senior Vice President, Intelligent Solutions Group; 2012 – 2013 Senior Vice President, Global Marketing Services
Markwart von Pentz	54	President, Agriculture & Turf Division-Europe, Asia, Africa, and Global Tractor Platform	2012	Has held this position for the last five years

ITEM 1A.        RISK FACTORS.

The following risks are considered the most significant to John Deere's business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with Management's Discussion and Analysis beginning on page 19, including the risks and uncertainties described in the Safe Harbor Statement on pages 21 and 22, and the Notes to Consolidated Financial Statements beginning on page 34. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company's businesses. Although each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Annual Report on Form 10-K and the "Safe Harbor Statement" in this report are not the only risks faced by the Company.

International, national and regional trade laws, regulations and policies (particularly those related to or restricting global trade) and government farm programs and policies could significantly impair John Deere's profitability and growth prospects.

International, national and regional laws, regulations and policies directly or indirectly related to or restricting the import and export of John Deere's products, services and technology, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere's multinational business and subject John Deere to civil and criminal sanctions for violations. John Deere's profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere's ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. Trade restrictions, including potential limitations on existing trade agreements and trade terms, could limit John Deere's ability to capitalize on current and future growth opportunities in international markets and impair John Deere's ability to expand the business by offering new technologies, products and services. These restrictions may affect John Deere's competitive position. Additionally, John Deere's competitive position and results could be adversely affected by changes in–or uncertainty surrounding–U.S. trade policy. Furthermore, the ability to export agricultural and forestry commodities is critical to John Deere's agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere's agricultural equipment sales could be especially harmed by such policies because farm income strongly influences sales of agricultural equipment around the world, including the withdrawal or material modification of the North American Free Trade Agreement. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere's future growth opportunities arising from increasing global demand for food, fuel and infrastructure. Additionally, changes in government farm programs and policies, including direct payment and other subsidies, can significantly influence demand for agricultural equipment. Furthermore, sanctions and export controls imposed by the U.S. and other governments restricting or prohibiting transactions with certain persons, including financial institutions, to certain countries, or involving certain products expose John Deere to potential criminal and civil sanctions. Embargoes and sanctions laws are changing rapidly for certain geographies, including with respect to Russia, Cuba, Iran, and Sudan. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of import and export laws and sanctions, violations of these laws or sanctions could have an adverse effect on John Deere's reputation, business and results of operations and financial condition.

Changes in government banking, monetary and fiscal policies could have a negative effect on John Deere.

Policies of the U.S. and other governments regarding banking, monetary and fiscal policies intended to promote or maintain liquidity, stabilize financial markets and/or address local deficit or structural economic issues may not be effective and could have a material impact on John Deere's customers and markets. John Deere's operations and results could also be impacted by financial regulatory reform that could have an adverse effect on the financial services segment and on John Deere's customers by limiting their ability to enter into hedging transactions or to finance purchases of John Deere products. Government policies on spending can also affect John Deere, especially the construction and forestry segment due to the impact of government spending on infrastructure development. The Dodd-Frank Wall Street Reform and Consumer Protection Act and its regulations impose, or may impose, additional reporting, stress testing, leverage, liquidity, capital requirements and other supervisory and financial standards and restrictions that increase regulatory compliance costs for John Deere and John Deere's financial services operations and could adversely affect John Deere and its financial services segment's funding activities, liquidity, structure (including relationships with affiliates), operations and performance. Moreover, John Deere's operations, including those outside of the United States, may also be impacted by non-U.S. regulatory reforms being implemented to further regulate non-U.S. financial institutions and markets.

Changes in tax rates, tax legislation, or exposure to additional tax liabilities could have a negative effect on John Deere.

John Deere is subject to income taxes in the U.S. and numerous foreign jurisdictions. The Company's domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Tax rates in various jurisdictions may be subject to significant change. John Deere's effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. If the Company's effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, John Deere's operating results, cash flows and financial condition could be adversely affected.

Changing worldwide demand for food and different forms of bio-energy could have an effect on the price of farm commodities and consequently the demand for certain John Deere equipment and could also result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world's growing food and bio-energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. Lower farm commodity prices directly affect farm incomes, which could negatively affect sales of agricultural equipment. While higher commodity prices benefit John Deere's crop-producing agricultural equipment customers, higher commodity prices also could result in greater feed costs for livestock and poultry producers which in turn may result in lower levels of equipment purchased by these customers. Furthermore, changing bio-fuel demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect demand for John Deere's diesel-fueled equipment and result in higher research and development costs related to equipment fuel standards.

As John Deere seeks to expand its business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of John Deere's competition, customer base and product offerings.

John Deere's efforts to grow its businesses depend to a large extent upon access to additional geographic markets, including, but not limited to, Brazil, China, India and Russia, and its success in developing market share and operating profitably in such markets. In some cases, these countries have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than John Deere's other markets. Operating and seeking to expand business in a number of different regions and countries exposes John Deere to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, sanctions requirements, repatriation of earnings and advanced technologies. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the

Company's financial results. As these emerging geographic markets become more important to John Deere, its competitors are also seeking to expand their production capacities and sales in these same markets. While John Deere maintains a positive corporate image and the John Deere brand is widely recognized and valued in its traditional markets, the brand is less well known in some emerging markets which could impede John Deere's efforts to successfully compete in these markets. Although John Deere is taking measures to adapt to these changing circumstances, John Deere's reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

John Deere operates in highly competitive markets.

John Deere operates in a variety of highly competitive global and regional markets. John Deere competes worldwide with a number of other manufacturers and distributors that produce and sell similar products. John Deere competes on the basis of product performance, innovation and quality, distribution, customer service and price. Aggressive pricing or other strategies pursued by competitors, unanticipated product or manufacturing delays or John Deere's failure to price its products competitively could adversely affect John Deere's business, results of operations and financial condition.

John Deere's business results depend largely on its ability to understand its customers' specific preferences and requirements, and to develop, manufacture and market products that meet customer demand.

John Deere's ability to match new product offerings to diverse global customers' anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to its success. This requires a thorough understanding of John Deere's existing and potential customers on a global basis, particularly in potentially high-growth and emerging markets, including Brazil, China, India and Russia. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on John Deere's business.

Negative economic conditions and outlook can materially weaken demand for John Deere's equipment and services, limit access to funding and result in higher funding costs.

The demand for John Deere's products and services can be significantly reduced in an economic environment characterized by high unemployment, cautious consumer spending, lower corporate earnings, U.S. budget issues and lower business investment. Negative or uncertain economic conditions causing John Deere's customers to lack confidence in the general economic outlook can significantly reduce their likelihood of purchasing John Deere's equipment. Sustained negative economic conditions and outlook affect housing starts and other construction which dampens demand for certain construction equipment. John Deere's turf operations and its construction and forestry business are dependent on construction activity and general economic conditions. Decreases in construction activity and housing starts could have a material adverse effect on John Deere's results of operations. If negative economic conditions affect the overall farm economy, there could be a similar effect on John Deere's agricultural equipment sales. In addition, uncertain or negative outlook with respect to ongoing U.S. budget issues as well as general economic conditions and outlook can cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce the Company's earnings and cash flows. Additionally, the Company's investment management activities could be adversely affected by changes in the equity and bond markets, which would negatively affect earnings.

In addition, demand for John Deere's products and services can be significantly reduced by concerns regarding the diverse economic and political circumstances of the individual countries in the eurozone, the debt burden of certain eurozone countries and their ability to meet future financial obligations, uncertainty related to the anticipated withdrawal of the United Kingdom from the European Union, the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or the long term stability of the euro as a single common currency. Persistent disparity with respect to the widely varying economic conditions within the individual countries in the eurozone, and its implications for the euro as well as market perceptions concerning these and related issues, could adversely affect the value of the Company's euro-denominated assets and obligations, have an adverse effect on demand for John Deere's products and services in the eurozone and have an adverse effect on financial markets in Europe and globally. More specifically, it could affect the ability of John Deere's customers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, and the availability of supplies and materials and on the demand for John Deere's products.

The Company's consolidated financial results are reported in U.S. dollars while certain assets and other reported items are denominated in the currencies of other countries, creating currency exchange and translation risk.

John Deere operates in many areas of the world, involving transactions denominated in a variety of currencies. John Deere is subject to currency exchange risk to the extent that its costs are denominated in currencies other than those in which John Deere earns revenues.

Additionally, the reporting currency for the Company's consolidated financial statements is the U.S. dollar. Certain of John Deere's assets, liabilities, expenses and revenues are denominated in other countries' currencies. Those assets, liabilities, expenses and revenues are translated into U.S. dollars at the applicable exchange rates to prepare the Company's consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in the Company's consolidated financial statements, even if their value remains unchanged in their original currency. Substantial fluctuations in the value of the U.S. dollar could have a significant impact on John Deere's results.

Because the financial services segment provides financing for a significant portion of John Deere's sales worldwide, John Deere's operations and financial results could be impacted materially should negative economic conditions affect the financial industry.

Negative economic conditions can have an adverse effect on the financial industry in which the financial services segment operates. The financial services segment provides financing for a significant portion of John Deere's sales worldwide. The financial services segment is exposed to the risk that customers and others will default on contractual obligations. The financial services segment may experience credit losses that exceed its expectations and adversely affect its financial condition and results of operations. The financial services segment's inability to access funds at cost-effective rates to support its financing activities could have a material adverse effect on John Deere's business. The financial services segment's liquidity and ongoing profitability depend largely on timely access to capital in order to meet future cash flow requirements and to fund operations and costs associated with engaging in diversified funding activities. Additionally, negative market conditions could reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the financial services segment's write-offs and provision for credit losses. The financial services segment may also experience residual value losses that exceed its expectations caused by lower pricing for used equipment and higher than expected equipment returns at lease maturity.

John Deere's equipment operations and financial services segments are subject to interest rate risks. Changes in interest rates can reduce demand for equipment, adversely affect interest margins and limit the ability to access capital markets while increasing borrowing costs.

Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of John Deere's customers, either or both of which could negatively affect customer demand for John Deere equipment and customers' ability to repay obligations to John Deere. In addition, credit market dislocations could have an impact on funding costs which are very important to John Deere's financial services segment because such costs affect the segment's ability to offer customers competitive financing rates. While the Company strives to match the interest rate characteristics of our financial assets and liabilities, changing interest rates could have an adverse effect on the Company's net interest rate margin—the difference between the yield the Company earns on its assets and the interest rates the Company pays for funding, which could in turn affect the Company's net interest income and earnings. Actions by credit rating agencies, such as downgrades or negative changes to ratings outlooks, can affect the availability and cost of funding for the Company and can increase the Company's cost of capital and hurt its competitive position.

The potential loss of John Deere intellectual property through trade secret theft, infringement of patents, trademark counterfeiting, or other loss of rights to exclusive use of John Deere intellectual property may have a material adverse effect on the Company. Infringement of the intellectual property rights of others by Deere may also have a material adverse effect on the Company.

John Deere relies on a combination of patents, trademarks, trade secret laws, and confidentiality agreements to protect our intellectual property rights. In particular, we heavily rely on certain John Deere trademarks, which contribute to John Deere's identity and the recognition of its products and services, including but not limited to the "John Deere" mark, the leaping deer logo, the "Nothing Runs Like a Deere" slogan and the prefix "JD" associated with many products and the green and yellow equipment colors. These trademarks, as well as the many patents used in our products, are integral to the John Deere business, and their loss could have a material adverse effect on the Company.

Additionally, third parties may initiate litigation to challenge the validity of our patents or allege that we infringe their patents. We may incur substantial costs if our competitors or other third parties initiate such litigation, or if we initiate any proceedings to protect our proprietary rights. If the outcome of any such litigation is unfavorable to us, our business could be adversely affected. Similarly, disputes may arise regarding whether our products or technologies infringe the proprietary rights of others. Any such infringement could cause third parties, including our competitors, to bring claims against us, resulting in significant costs, possible damages and substantial uncertainty.

John Deere is subject to extensive anti-corruption laws and regulations.

John Deere's global operations must comply with all applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act. These anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and have an adverse effect on John Deere's reputation, business and results of operations and financial condition.

John Deere's business may be directly and indirectly affected by unfavorable weather conditions or natural disasters that reduce agricultural production and demand for agriculture and turf equipment.

Poor or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of John Deere's customers, particularly the purchasers of agriculture and turf equipment. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting new crops and may cause growing crops to die or result in lower yields. Excessive rain or flooding can prevent planting from occurring at optimal times, and may cause crop loss through increased disease or mold growth. Temperatures outside normal ranges can also cause crop failure or decreased yields, and may also affect disease incidence. Temperature affects the rate of growth, crop maturity and crop quality. Natural calamities such as regional floods, hurricanes or other storms, and droughts can have significant negative effects on agricultural and livestock production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment. Sales of turf equipment, particularly during the important spring selling season, can be dramatically impacted by weather. Adverse weather conditions in a particular geographic region may adversely affect sales of some turf equipment. Drought conditions can adversely affect sales of certain mowing equipment and unusually rainy weather can similarly cause lower sales volumes.

Changes in the availability and price of certain raw materials, components and whole goods could result in production disruptions or increased costs and lower profits on sales of John Deere products.

John Deere requires access to various raw materials, components and whole goods at competitive prices to manufacture and distribute its products. Changes in the availability and price of these raw materials, components and whole goods, which have fluctuated significantly in the past and are more likely to fluctuate during times of economic volatility and regulatory instability, can significantly increase the costs of production which could have a material negative effect on the profitability of the business, particularly if John Deere, due to pricing considerations or other factors, is unable to recover the increased costs from its customers. John Deere relies on suppliers to acquire raw materials, components and whole goods required to manufacture its products. Certain components and parts used in John Deere's products are available from a single supplier and cannot be re-sourced quickly. Supply chain disruptions due to supplier financial distress, capacity constraints, labor shortages, business continuity, quality, delivery or disruptions due to weather-related or natural disaster events could affect John Deere's operations and profitability.

John Deere's operations, suppliers and customers are subject to and affected by increasingly rigorous environmental, health and safety laws and regulations of federal, state and local authorities in the U.S. and various regulatory authorities with jurisdiction over John Deere's international operations. In addition, private civil litigation on these subjects has increased, primarily in the U.S.

Enforcement actions arising from violations of environmental, health and safety laws or regulations can lead to investigation and defense costs, and result in significant fines or penalties. In addition, new or more stringent requirements of governmental authorities could prevent or restrict John Deere's operations, or those of our suppliers and customers, require significant expenditures to achieve compliance and/or give rise to civil or criminal liability. There can be no assurance that violations of such legislation and/or regulations, or private civil claims for damages to property or personal injury arising from the environmental, health or safety impacts of John Deere's operations, or those of our suppliers and customers, would not have consequences that result in a material adverse effect on John Deere's business, financial condition or results of operations.

Increasingly stringent engine emission regulations could impact John Deere's ability to manufacture and distribute certain engines or equipment, which could negatively affect business results.

John Deere's equipment operations must meet increasingly stringent engine emission reduction regulations throughout the world, including the European Union's Stage V standard. In addition, governmental agencies throughout the world are enacting more stringent laws and regulations to reduce off-road engine emissions. These laws and regulations are applicable to engines manufactured by John Deere, including those used in John Deere agriculture and construction and forestry equipment. John Deere has incurred and continues to incur substantial research and development costs related to the implementation of these more rigorous laws and regulations. While John Deere has developed and is executing comprehensive plans to meet these requirements and does not currently foresee significant obstacles that would prevent timely compliance, these plans are subject to many variables that could delay or otherwise affect John Deere's ability to manufacture and distribute certain equipment or engines, which could negatively impact business results.

John Deere may incur increased costs due to new or more stringent greenhouse gas emission standards designed to address climate change and could be further impacted by physical effects attributed to climate change on its facilities, suppliers and customers.

There is a global political and scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth's atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations may lead to international, national, regional or local legislative or regulatory responses in the future. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, including John Deere, are considering ways to reduce GHG emissions. The regulation of GHG emissions from certain stationary or mobile sources could result in additional costs to John Deere in the form of taxes or emission allowances, facilities improvements and energy costs, which would increase John Deere's operating costs through higher utility, transportation and materials costs. Increased input costs, such as fuel and fertilizer, and compliance-related costs could also impact customer operations and demand for John Deere equipment. Because the impact of any future GHG legislative, regulatory or product standard requirements on John Deere's global businesses and products is dependent on the timing and design of mandates or standards, John Deere is unable to predict its potential impact at this time.

Furthermore, the potential physical impacts of climate change on John Deere's facilities, suppliers and customers and therefore on John Deere's operations are highly uncertain and will be particular to the circumstances developing in various geographical regions. These may include long-term changes in temperature levels and water availability. These potential physical effects may adversely impact the demand for John Deere's products and the cost, production, sales and financial performance of John Deere's operations.

Security breaches and other disruptions to John Deere's information technology infrastructure could interfere with John Deere's operations and could compromise John Deere's and its customers' and suppliers' information, exposing John Deere to liability that would cause John Deere's business and reputation to suffer.

In the ordinary course of business, John Deere relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from dealers or other purchasers of John Deere equipment and from customers of John Deere's financial services operations. John Deere uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, John Deere collects and stores sensitive data, including intellectual property, proprietary business information and the proprietary business information of John Deere's customers and suppliers, as well as personally identifiable information of John Deere's customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to John Deere's business operations and strategy. Despite security measures and business continuity plans, John Deere's information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals or breaches due to employee error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts or natural disasters or other catastrophic events. The occurrence of any of these events could compromise John Deere's networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage John Deere's reputation, which could adversely affect John Deere's business. In addition, as security threats continue to evolve we may need to invest additional resources to protect the security of our systems.

John Deere is subject to governmental laws, regulations and other legal obligations related to privacy and data protection.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. John Deere collects personally identifiable information (PII) and other data as integral parts of its business processes and activities. This data is subject to a variety of U.S. and international laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union, Canada, and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdiction that are more restrictive than those in the U.S. Additionally, in May 2016, the European Union adopted the General Data Protection Regulation that will impose more stringent data protection requirements and will provide for greater penalties for noncompliance beginning in May 2018. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies) could result in additional cost and liability to us or company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

John Deere's ability to execute its strategy is dependent upon the ability to attract, train and retain qualified personnel.

John Deere's continued success depends, in part, on its ability to identify, attract, motivate, train and retain qualified personnel in key functions. In particular, John Deere is dependent on its ability to identify, attract, motivate, train and retain qualified personnel with the requisite education, background and industry experience. Failure to attract, train and retain qualified personnel, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new personnel, or the allocation of inadequate resources to training, integration and retention of qualified personnel, could impair John Deere's ability to execute its business strategy and could adversely affect John Deere's business. In addition, while John Deere strives to reduce the impact of the departure of employees, John Deere's operations or ability to execute its business strategy may be impacted by the loss of personnel.

Sustained increases in funding obligations under the Company's pension plans may impair the Company's liquidity or financial condition.

The Company maintains certain defined benefit pension plans for certain employees, which impose funding obligations. The Company uses many assumptions in calculating its future payment obligations under the plans. Significant adverse changes in credit or market conditions could result in actual rates of returns on pension investments being lower than expected. The Company may be required to make significant contributions to its pension plans in the future. These factors could significantly increase the Company's payment obligations under the plans and adversely affect its business, results of operations and financial condition.

John Deere may not realize all of the anticipated benefits of our acquisitions, joint ventures or divestitures, or these benefits may take longer to realize than expected.

From time to time, the Company makes strategic acquisitions and divestitures—such as its acquisition of Wirtgen—or participates in joint ventures. Transactions that the Company has entered into, or may enter into in the future, may involve significant challenges and risks, including that the transactions do not advance our business strategy, or fail to produce satisfactory returns on our investment. The Company may encounter difficulties in integrating acquisitions with its operations, in applying internal control processes to these acquisitions, in managing strategic investments, and in assimilating new capabilities to meet the future needs of the Company's business. Integrating acquisitions is often costly and may require significant attention from management. Furthermore, John Deere may not realize all of the anticipated benefits of these transactions, or the realized benefits may be significantly delayed. While our evaluation of any potential transaction includes business, legal, and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential risks of a particular transaction, including potential exposure to regulatory sanctions resulting from an acquisition target's previous activities or costs associated with any quality issues with an acquisition target's products or services.

The reallocation of radio frequency (RF) spectrums could disrupt or degrade the reliability of John Deere's high precision augmented Global Positioning System (GPS) technology, which could impair John Deere's ability to develop and market GPS-based technology solutions as well as significantly reduce agricultural and construction customers' profitability.

John Deere's current and planned integrated agricultural business and equipment management systems, as well as its fleet management telematics solutions for construction equipment, depend upon the use of RF signals. These signals include, but are not limited to, GPS signals, other GPS-like satellite signals, augmented GPS services and other RF equipment which link equipment, operations, owners, dealers and technicians. These radio services depend on frequency allocations governed by international and national agencies. Any international or national reallocation of frequency bands, including frequency bands segmentation and band spectrum sharing, or other modifications concerning the regulation of frequency bands, could significantly disrupt or degrade the utility and reliability of John Deere's GPS-based products, which could negatively affect John Deere's ability to develop and market GPS-based technology solutions. For John Deere's agricultural customers, the inability to use high-precision augmented GPS signals or other RF signals could result in lower crop yields and higher equipment maintenance, seed, fertilizer, fuel and wage costs. For construction customers, disrupting GPS or RF applications could result in higher fuel and equipment maintenance costs, as well as lower construction design and project management efficiencies. These cost increases could significantly reduce customers' profitability and demand for John Deere products.

ITEM 1B.        UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.        PROPERTIES.

See "Manufacturing" in Item 1.

The equipment operations own or lease eleven facilities comprised of two locations supporting centralized parts distribution and nine regional parts depots and distribution centers throughout the U.S. and Canada. These facilities contain approximately 5.4 million square feet of floor space. Outside the U.S. and Canada, the equipment operations also own or lease and occupy four centralized parts distribution centers in Brazil, Germany, India and Russia and regional parts depots and distribution centers in Argentina, Australia, China, Mexico, South Africa, Sweden and the United Kingdom. These facilities contain approximately 3.1 million square feet of floor space. John Deere also owns and leases facilities for the manufacture and distribution of other brands of replacement parts containing approximately 1.3 million square feet.

The Company's administrative offices and research facilities, some of which are owned and some of which are leased by John Deere, contain about 3.8 million square feet of floor space globally and miscellaneous other facilities total 4.2 million square feet globally.

Overall, John Deere owns approximately 59.8 million square feet of facilities and leases approximately 14.9 million additional square feet in various locations.

ITEM 3.        LEGAL PROCEEDINGS.

John Deere is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, and trademark matters. Item 103 of the SEC's Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that John Deere reasonably believes could exceed $100,000. The following matter is disclosed solely pursuant to that requirement: On July 6, 2017, after self-reporting to the Iowa Department of Natural Resources, John Deere received a Notice of Violation alleging that one Iowa facility location exceeded permitted emission limits. John Deere responded and is actively cooperating with the Iowa Department of Natural Resources to revise the permits and resolve the notice. John Deere believes the reasonably possible range of losses for unresolved legal actions would not have a material effect on its financial statements.

ITEM 4.        MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)
The Company's common stock is listed on the New York Stock Exchange. See the information concerning quoted prices of the Company's common stock, the number of stockholders and the data on dividends declared and paid per share in Notes 29 and 30 to the Consolidated Financial Statements.

(b)
Not applicable.

(c)
The Company's purchases of its common stock during the fourth quarter of 2017 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (thousands)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1) (millions)
Jul 31 to Aug 27				24.5
Aug 28 to Sept 24				24.5
Sept 25 to Oct 29				24.5

Total

(1)
During the fourth quarter of 2017, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company's common stock. The maximum number of shares above that may yet be purchased under the $8,000 million plan was based on the end of the fourth quarter closing share price of $133.25 per share. At the end of the fourth quarter of 2017, $3,260 million of common stock remains to be purchased under this plan.

ITEM 6.        SELECTED FINANCIAL DATA.

Financial Summary

(Millions of dollars except per share amounts)	October 29 2017	October 30 2016	November 1 2015	November 2 2014	October 27 2013
For the Years Ended:
Total net sales and revenues	$29,738	$26,644	$28,863	$36,067	$37,795
Net income attributable to Deere & Company	$2,159	$1,524	$1,940	$3,162	$3,537
Net income per share — basic	$6.76	$4.83	$5.81	$8.71	$9.18
Net income per share — diluted	$6.68	$4.81	$5.77	$8.63	$9.09
Dividends declared per share	$2.40	$2.40	$2.40	$2.22	$1.99
At Year End:
Total assets	$65,786	$57,918	$57,883	$61,267	$59,454
Long-term borrowings	$25,891	$23,703	$23,775	$24,318	$21,518

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption "Management's Discussion and Analysis" on pages 19 – 28.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under "Management's Discussion and Analysis" beginning on page 19 and in Note 27 to the Consolidated Financial Statements.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and notes thereto and supplementary data on pages 29 – 66.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.        CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 29, 2017, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles.

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 29, 2017, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 29, 2017, the Company's internal control over financial reporting was effective.

The Company's independent registered public accounting firm has issued an audit report on the effectiveness of the Company's internal control over financial reporting. That report is included herein.

ITEM 9B.        OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding directors in the definitive proxy statement expected to be filed no later than January 12, 2018 (proxy statement), under the captions "Election of Directors," and in the second bullet point in the "Audit Review Committee" item under the caption "Board Committees," is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption "Executive Officers of the Registrant."

The Company has adopted a code of ethics that applies to its executives, including its principal executive officer, principal financial officer and principal accounting officer. This code of ethics and the Company's corporate governance policies are posted on the Company's website at http://www.JohnDeere.com/Governance. The Company intends to satisfy disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the Audit Review, Corporate Governance, Compensation and Finance committees of the Company's Board of Directors are available on the Company's website as well. This information is also available in print free of charge to any person who requests it.

ITEM 11.        EXECUTIVE COMPENSATION.

The information in the proxy statement under the captions "Compensation of Directors," "Compensation Discussion & Analysis," "Compensation Committee Report" and "Executive Compensation Tables" is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(a)
Securities authorized for issuance under equity compensation plans.

  Equity compensation plan information in the proxy statement under the caption "Equity Compensation Plan Information" is incorporated herein by reference.

(b)
Security ownership of certain beneficial owners.

  The information on the security ownership of certain beneficial owners in the proxy statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

(c)
Security ownership of management.

  The information on shares of common stock of the Company beneficially owned by, and under option to (i) each director, (ii) certain named executive officers and (iii) the directors and officers as a group, contained in the proxy statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation Tables - Outstanding Equity Awards at Fiscal 2017 Year-End" is incorporated herein by reference.

(d)
Change in control.

  None.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information in the proxy statement under the captions "Our Values," "Director Independence" and "Review and Approval of Related Person Transactions" is incorporated herein by reference.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the proxy statement under the caption "Fees Paid to the Independent Registered Public Accounting Firm" is incorporated herein by reference.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Page
(1)	Financial Statements
	Statement of Consolidated Income for the years ended October 29, 2017, October 30, 2016, and November 1, 2015	29
	Statement of Consolidated Comprehensive Income for the years ended October 29, 2017, October 30, 2016, and November 1, 2015	30
	Consolidated Balance Sheet as of October 29, 2017 and October 30, 2016	31
	Statement of Consolidated Cash Flows for the years ended October 29, 2017, October 30, 2016, and November 1, 2015	32
	Statement of Changes in Consolidated Stockholders' Equity for the years ended November 1, 2015, October 30, 2016, and October 29, 2017	33
	Notes to Consolidated Financial Statements	34
(2)	Schedule to Consolidated Financial Statements
	Schedule II—Valuation and Qualifying Accounts for the years ended October 29, 2017, October 30, 2016, and November 1, 2015	73
(3)	Exhibits
	See the "Index to Exhibits" on pages 68 – 70 of this report

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

MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED OCTOBER 29, 2017, OCTOBER 30, 2016, AND NOVEMBER 1, 2015

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

Trends and Economic Conditions

The company's agriculture and turf equipment sales increased 9 percent in 2017 and are projected to increase about 9 percent for 2018. Industry agricultural machinery sales in the U.S. and Canada for 2018 are forecast to increase 5 to 10 percent, compared to 2017. Industry sales in the European Union (EU)28 member nations are forecast to increase approximately 5 percent in 2018, while South American industry sales are projected to be about the same or increase 5 percent from 2017 levels. Asian sales are forecast to be about the same in 2018. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same for 2018. The company's construction and forestry sales increased 17 percent in 2017 and are forecast to increase about 69 percent in 2018. The Wirtgen acquisition is expected to add 54 percent to the construction and forestry annual sales forecast (see Note 30). Global forestry industry sales are expected to be about the same to 5 percent higher in 2018, compared to 2017. Net income of the company's financial services operations attributable to Deere & Company in 2018 is expected to be approximately $515 million.

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

The company completed a successful year as markets for farm and construction equipment improved. Sales of farm machinery in South America made especially strong gains. The Wirtgen acquisition was finalized in December, which will establish the company as a more prominent participant in the global construction equipment markets. The company is confident in the present course and believes it is positioned to deliver stronger, more consistent results in the future.

2017 COMPARED WITH 2016

CONSOLIDATED RESULTS

Worldwide net income attributable to Deere & Company in 2017 was $2,159 million, or $6.68 per share diluted ($6.76 basic), compared with $1,524 million, or $4.81 per share diluted ($4.83 basic), in 2016. Worldwide net sales and revenues increased 12 percent to $29,738 million in 2017, compared with $26,644 million in 2016. Net sales of the worldwide equipment operations rose 11 percent in 2017 to $25,885 million from $23,387 million last year. Sales included price realization of 1 percent and a favorable currency translation effect of 1 percent. Equipment net sales in the United States and Canada increased 5 percent for 2017. Outside the U.S. and Canada, net sales increased 20 percent for the year, with a favorable currency translation effect of 1 percent for 2017.

Worldwide equipment operations had an operating profit of $2,821 million in 2017, compared with $1,880 million in 2016. The operating profit increase was primarily due to higher shipment volumes, a gain on the sale of the remaining interest in SiteOne Landscape Supply, Inc. (SiteOne) (see Note 5), price realization, and a favorable product mix, partially offset by increases in production costs, selling, administrative and general expenses, and warranty related expenses.

Net income of the company's equipment operations was $1,707 million for 2017, compared with $1,058 million in 2016. The operating factors mentioned above affected the results.

The financial services operations reported net income attributable to Deere & Company in 2017 of $477 million, compared with $468 million in 2016. The increase was largely due to lower losses on lease residual values, partially offset by less favorable financing spreads and higher selling, administrative and general expenses. Additional information is presented in the following discussion of the "Worldwide Financial Services Operations."

The cost of sales to net sales ratio for 2017 was 77.0 percent, compared with 78.0 percent last year. The improvement was due primarily to price realization and a favorable product mix, partially offset by increases in production costs and warranty related expenses.

Finance and interest income increased in 2017 due to a larger average credit portfolio and higher average interest rates. Other income increased due primarily to the gain on the sale of the remaining interest in SiteOne (see Note 5). Selling, administrative and general expenses increased due primarily to higher incentive compensation expense, higher commissions paid to dealers on direct sales, and expenses related to voluntary employee-separation programs. Interest expense increased due to higher average interest rates and higher average borrowings. Other operating expenses increased primarily due to higher depreciation of equipment on operating leases, partially offset by lower losses on lease residual values.

The company has several defined benefit pension plans and defined benefit health care and life insurance plans. The company's postretirement benefit costs for these plans in 2017 were $347 million, compared with $312 million in 2016. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 7.2 percent in 2017 and

7.3 percent in 2016, or $807 million in 2017 and $810 million in 2016. The actual return was a gain of $1,563 million in 2017 and $645 million in 2016. In 2018, the expected return will be approximately 6.8 percent. The company's postretirement costs in 2018 are expected to increase approximately $10 million. The company makes any required contributions to the plan assets under applicable regulations and voluntary contributions from time to time based on the company's liquidity and ability to make tax-deductible contributions. Total company contributions to the plans were $428 million in 2017 and $127 million in 2016, which include direct benefit payments for unfunded plans. These contributions also included voluntary contributions to plan assets of $301 million in 2017 and $3 million in 2016. Total company contributions in 2018 are expected to be approximately $137 million, which are primarily direct benefit payments for unfunded plans. The company has no significant required contributions to U.S. pension plan assets in 2018 under applicable funding regulations. See the discussion in "Critical Accounting Policies" for more information about postretirement benefit obligations.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

The following discussion relates to operating results by reportable segment and geographic area. Operating profit is income before certain external interest expense, certain foreign exchange gains or losses, income taxes, and corporate expenses. However, operating profit of the financial services segment includes the effect of interest expense and foreign currency exchange gains or losses.

Worldwide Agriculture and Turf Operations

The agriculture and turf segment had an operating profit of $2,484 million for the year, compared with $1,700 million in 2016. Net sales increased 9 percent in 2017 due to higher shipment volumes, price realization, and the favorable effects of currency translation. Operating profit was higher due primarily to increased shipment volumes, a gain on the sale of the remaining interest in SiteOne (see Note 5), price realization, and a favorable sales mix, partially offset by increases in production costs, selling, administrative and general expenses, and warranty related expenses.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $337 million in 2017, compared with $180 million in 2016. Net sales increased 17 percent for the year on account of higher shipment volumes, price realization, and the favorable effects of currency translation. Operating profit increased mainly attributable to improved shipment volumes and price realization, partially offset by higher warranty expenses, increased selling, administrative and general expenses, and higher production costs.

Worldwide Financial Services Operations

The operating profit of the financial services segment was $722 million in 2017, compared with $709 million in 2016. The increase was largely due to lower losses on lease residual values, partially offset by less favorable financing spreads and higher selling, administrative and general expenses. Total revenues of the financial services operations, including intercompany revenues, increased 9 percent in 2017. The average balance of receivables and leases financed was 1 percent higher in 2017, compared with 2016. Interest expense increased 25 percent in

2017 as a result of higher average borrowing rates. The financial services operations' ratio of earnings to fixed charges was 2.12 to 1 in 2017, compared with 2.35 to 1 in 2016.

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada had an operating profit of $1,724 million in 2017, compared with $1,305 million in 2016. The increase was due primarily to higher shipment volumes, a gain on the sale of the remaining interest in SiteOne (see Note 5), a favorable sales mix, and price realization, partially offset by increases in production costs, selling, administrative and general expenses, and warranty related expenses. Net sales increased 5 percent due primarily to higher shipment volumes. The physical volume of sales increased 5 percent, compared with 2016.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $1,097 million in 2017, compared with $575 million in 2016. The increase was due primarily to higher shipment volumes and price realization, partially offset by higher production costs and increased selling, administrative and general expenses. Net sales increased 20 percent in 2017 compared to 2016. The increase was primarily the result of higher shipment volumes, price realization, and the favorable effects of foreign currency translation. The physical volume of sales increased 16 percent, compared with 2016.

MARKET CONDITIONS AND OUTLOOK

Company equipment sales are projected to increase about 22 percent for fiscal year 2018 and increase by about 38 percent for the first quarter, compared with the same periods in 2017. Included in the forecast is a positive foreign currency translation effect of about 2 percent for the year and about 3 percent for the first quarter. Net sales and revenues are projected to increase about 19 percent for fiscal 2018, with net income attributable to Deere & Company of about $2.6 billion.

The acquisition of the Wirtgen Group, which closed in December 2017, is forecast to contribute about $3.1 billion in net sales in fiscal 2018 (see Note 30). Wirtgen is expected to add about 12 percent to the company's sales for the full year and about 6 percent for the first quarter in comparison with 2017. After estimated expenses for purchase accounting and transaction costs, Wirtgen is expected to contribute about $75 million to operating profit and about $25 million to net income in fiscal 2018.

Agriculture and Turf. The company's worldwide sales of agriculture and turf equipment are forecast to increase by about 9 percent for fiscal year 2018, including a positive currency translation effect of about 2 percent. Industry sales for agricultural equipment in the U.S. and Canada are forecast to be up 5 to 10 percent for 2018, supported by higher demand for large equipment. Full year 2018 industry sales in the EU28 member nations are forecast to increase about 5 percent due to improving conditions in the dairy and livestock sectors. South American industry sales of tractors and combines are projected to be about the same to 5 percent higher as a result of continued positive conditions, particularly in Argentina. Asian sales are projected to be about the same with strength in India offsetting weakness in China. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same for 2018. The company's turf sales are expected to outperform the industry owing to the success of new products.

Construction and Forestry. The company's worldwide sales of construction and forestry equipment are anticipated to increase about 69 percent for 2018, including a positive currency translation effect of about 1 percent. The Wirtgen acquisition is expected to add about 54 percent to the segment's sales forecast for the year (see Note 30). The outlook reflects moderate economic growth worldwide, including higher housing starts in the U.S. and increased activity in the oil and gas sector. In forestry, global industry sales are expected to be about the same to 5 percent higher than in 2017, mainly as a result of improved lumber prices in North America.

Financial Services. Fiscal year 2018 net income attributable to Deere & Company for the financial services operations is expected to be approximately $515 million. The outlook reflects a higher average portfolio, partially offset by increased selling, administrative and general expenses.

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

The anticipated withdrawal of the United Kingdom from the European Union and the perceptions as to the impact of the withdrawal may adversely affect business activity, political stability and economic conditions in the United Kingdom, the European Union and elsewhere. The economic conditions and outlook could be further adversely affected by (i) the uncertainty concerning the timing and terms of the exit, (ii) new or modified trading arrangements between the United Kingdom and other countries, (iii) the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or (iv) the risk that the euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception that any of these developments are likely to occur, could affect economic growth or business activity in the United Kingdom or the European Union, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, currency exchange rates, interest rates, financial institutions, and political, financial and monetary systems. Any of these developments could affect our businesses, liquidity, results of operations and financial position.

Additional factors that could materially affect the company's operations, access to capital, expenses and results include changes in, uncertainty surrounding and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas, and governmental programs, policies, tariffs and sanctions in particular jurisdictions or for the benefit of certain industries or sectors; actions by central banks; actions by financial and securities regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions, carbon and other greenhouse gas emissions, noise and the effects of climate change; changes to GPS radio frequency bands or their permitted uses; changes in labor regulations; changes to accounting standards; changes in tax rates, estimates, laws, and regulations and company actions related thereto; compliance with U.S. and foreign laws when expanding to new markets and otherwise; and actions by other regulatory bodies.

Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the loss of or challenges to intellectual property rights whether through theft, infringement, counterfeiting or otherwise; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the company's supply chain or the loss of liquidity by suppliers; disruptions of infrastructures that support communications, operations or distribution; the failure of suppliers or the company to comply with laws, regulations and company policy pertaining to employment, human rights, health, safety, the environment, anti-corruption, privacy and data protection, and other ethical business practices; events that damage the company's reputation or brand; significant investigations, claims, lawsuits or other legal proceedings; start-up of new plants and products; the success of new product initiatives; changes in customer product preferences and sales mix; gaps or limitations in rural broadband coverage, capacity and speed needed to support technology solutions; oil and energy prices, supplies and volatility; the availability and cost of freight; actions of competitors in the various industries in which the company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; changes in demand and pricing for used equipment and resulting impacts on lease residual values; labor relations and contracts; changes in the ability to attract, train and retain qualified personnel; acquisitions and divestitures of businesses and the failure or delay in closing such transactions; greater than anticipated transaction costs; the integration of new businesses; the failure or delay in realizing anticipated benefits of acquisitions, joint ventures or divestitures; the implementation of organizational changes; the failure to realize anticipated savings or benefits of cost reduction, productivity, or efficiency efforts; difficulties related to the conversion and implementation of enterprise resource planning systems; security breaches, cybersecurity attacks, technology failures and other disruptions to the company's and suppliers' information technology infrastructure; changes in company declared dividends and common stock issuances and repurchases; changes in the level and funding of employee retirement benefits; changes in market values of investment assets, compensation, retirement, discount and mortality rates which impact retirement benefit costs; and significant changes in health care costs.

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

The company's outlook is based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The company, except as required by law, undertakes no obligation to update or revise its outlook, whether as a result of new developments or otherwise. Further information concerning the company and its businesses, including factors that could materially affect the company's financial results, is included in the company's other filings with the SEC.

2016 COMPARED WITH 2015

CONSOLIDATED RESULTS

Worldwide net income attributable to Deere & Company in 2016 was $1,524 million, or $4.81 per share diluted ($4.83 basic), compared with $1,940 million, or $5.77 per share diluted ($5.81 basic), in 2015. Worldwide net sales and revenues decreased 8 percent to $26,644 million in 2016, compared with $28,863 million in 2015. Net sales of the worldwide equipment operations declined 9 percent in 2016 to $23,387 million from $25,775 million in 2015. 2016 sales included price realization of 2 percent and an unfavorable currency translation effect of 2 percent. Equipment net sales in the United States and Canada decreased 13 percent in 2016. Outside the U.S. and Canada, net sales decreased 3 percent in 2016, with an unfavorable currency translation effect of 4 percent.

Worldwide equipment operations had an operating profit of $1,880 million in 2016, compared with $2,177 million in 2015. The operating profit decline was primarily on account of reduced shipment volumes, the unfavorable effects of foreign currency exchange, and a less favorable product mix, partially offset by price realization, lower production costs, lower selling, administrative and general expenses, and a gain on the sale of a partial interest in the unconsolidated affiliate SiteOne (see Note 5).

Net income of the company's equipment operations was $1,058 million for 2016, compared with $1,308 million in 2015. In addition to the operating factors mentioned above, a higher effective tax rate in 2016 reduced net income.

Net income of the financial services operations attributable to Deere & Company in 2016 decreased to $468 million, compared with $633 million in 2015. The decline was primarily due to less favorable financing spreads, higher losses on lease residual values (see Note 5), and a higher provision for credit losses. The results in 2015 also benefited from a gain on the sale of the crop insurance business (see Note 4). Additional information is presented in the following discussion of the "Worldwide Financial Services Operations."

The cost of sales to net sales ratio for 2016 was 78.0 percent, compared with 78.1 percent in 2015. The decrease was due primarily to price realization and lower production costs, largely offset by the unfavorable effects of foreign currency exchange and the impact of a less favorable product mix.

Finance and interest income increased in 2016 due to a larger average leasing portfolio, partially offset by a lower average financing receivables portfolio. Other income increased due primarily to a gain on the sale of a partial interest in SiteOne

(see Note 5) and was primarily offset by the gain on the sale of the crop insurance operations in 2015 (see Note 4). Research and development costs decreased largely due to a lower level of activity and the favorable effects of currency translation. Selling, administrative and general expenses decreased due primarily to lower pension and postretirement benefit expenses, lower incentive compensation expense, and the favorable effects of currency translation, partially offset by a higher provision for credit losses. Interest expense increased due to higher average interest rates, partially offset by lower average borrowings. Other operating expenses increased primarily due to higher depreciation of equipment on operating leases, and higher losses and impairments on lease residual values.

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

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

Worldwide Agriculture and Turf Operations

The agriculture and turf segment had an operating profit of $1,700 million in 2016, compared with $1,649 million in 2015. Net sales decreased 7 percent in 2016 due to lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. Operating profit was higher primarily due to price realization, lower production costs, lower selling, administrative and general expenses, and a gain on the sale of a partial interest in SiteOne (see Note 5), partially offset by lower shipment volumes, unfavorable effects of foreign currency exchange, and a less favorable product mix.

Worldwide Construction and Forestry Operations

The construction and forestry segment had an operating profit of $180 million in 2016, compared with $528 million in 2015. Net sales decreased 18 percent in 2016 largely as a result of lower shipment volumes and higher sales incentive costs. Operating profit declined primarily due to lower shipment volumes and higher sales incentive costs, partially offset by a reduction in both selling, administrative and general expenses and production costs.

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

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada had an operating profit of $1,305 million in 2016, compared with $1,643 million in 2015. The decline was due primarily to lower shipment volumes, the unfavorable effects of foreign currency exchange, and the impact of a less favorable product mix. The decline was partially offset by price realization, lower production costs, lower selling, administrative and general expenses, and a gain on the sale of a partial interest in SiteOne (see Note 5). Net sales decreased 13 percent due primarily to lower shipment volumes, partially offset by price realization. The physical volume of sales decreased 14 percent, compared with 2015.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada had an operating profit of $575 million in 2016, compared with $534 million in 2015. The increase was due primarily to price realization, lower production costs, and lower selling, administrative and general expenses, partially offset by the unfavorable effects of foreign currency exchange, the impact of a less favorable product mix, and lower shipment volumes. Net sales were 3 percent lower primarily reflecting the unfavorable effects of foreign currency translation and decreased shipment volumes, partially offset by price realization. The physical volume of sales decreased 2 percent, compared with 2015.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company's consolidated totals, equipment operations, and financial services operations.

CONSOLIDATED

Positive cash flows from consolidated operating activities in 2017 were $2,200 million. This resulted primarily from net income adjusted for non-cash provisions and an increase in accounts payable and accrued expenses, which were partially offset by an increase in inventories including equipment transferred to operating leases (see Note 6), an increase in receivables related to sales, and a change in accrued income taxes payable/receivable. Cash outflows from investing activities were $1,644 million in 2017, due primarily to the cost of receivables (excluding receivables related to sales) and cost of equipment on operating leases exceeding the collections of receivables and the proceeds from sales of equipment on operating leases by $1,107 million, purchases of property and equipment of $595 million, and acquisitions of businesses, net of cash acquired, of $284 million, partially offset by proceeds from maturities and sales exceeding purchases of marketable securities by $286 million and sales of businesses and unconsolidated affiliates, net of cash sold, of $114 million (see Note 5). Cash inflows from financing activities were $4,287 million in 2017 due primarily to an increase in borrowings of $4,616 million and proceeds from issuance of common stock (resulting from the exercise of stock options) of $529 million, partially offset by dividends paid of $764 million. Cash and cash equivalents increased $4,999 million during 2017. The increase in cash and cash equivalents was primarily related to the pending Wirtgen acquisition which closed on December 1, 2017 (see Note 30).

Over the last three years, operating activities have provided an aggregate of $9,728 million in cash. In addition, increases in borrowings were $4,555 million, proceeds from maturities and sales exceeded purchases of marketable securities by $990 million, proceeds from issuance of common stock (resulting from the exercise of stock options) were $737 million, and proceeds from sales of businesses and unconsolidated affiliates were $344 million. The aggregate amount of these cash flows was used mainly to repurchase common stock of $2,982 million, acquire receivables (excluding receivables related to sales) and equipment on operating leases that exceeded collections of receivables and the proceeds from sales of equipment on operating leases by $2,664 million, pay dividends of $2,342 million, purchase property and equipment of $1,933 million, and acquire businesses of $483 million. Cash and cash equivalents increased $5,548 million over the three-year period.

The company has access to most global capital markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The company's commercial paper outstanding at October 29, 2017 and October 30, 2016 was $3,439 million and $1,253 million, respectively, while the total cash and cash equivalents and marketable securities position was $9,787 million and $4,789 million, respectively. The amount of the total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $3,386 million and $2,301 million at October 29, 2017 and October 30, 2016, respectively. At October 29, 2017, foreign subsidiaries also held cash of approximately $3,624 million for the Wirtgen acquisition, which closed on December 1, 2017 (see Note 30).

Lines of Credit. The company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $7,878 million at October 29, 2017, $4,061 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at October 29, 2017 were 364-day credit facility agreements of $1,750 million, expiring in February 2018, and $750 million, expiring in October 2018. In addition, total credit lines included long-term credit facility agreements of $2,500 million, expiring in April 2021, and $2,500 million, expiring in April 2022. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder's equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders' equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company's excess equity capacity and retained earnings balance free of restriction at October 29, 2017 was $10,965 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $20,364 million at October 29, 2017. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased by $914 million in 2017 due primarily to higher shipment volumes. The ratio of trade accounts and notes receivable at October 29, 2017 and October 30, 2016 to fiscal year net sales was 15 percent in 2017 and 13 percent in 2016. Total worldwide agriculture and turf receivables increased $553 million and construction and forestry receivables increased $361 million. The collection period for trade receivables averages less than 12 months. The percentage of trade receivables outstanding for a period exceeding 12 months was 1 percent at October 29, 2017 and 2 percent at October 30, 2016.

Deere & Company's stockholders' equity was $9,557 million at October 29, 2017, compared with $6,520 million at October 30, 2016. The increase of $3,037 million resulted from net income attributable to Deere & Company of $2,159 million, a change in the retirement benefits adjustment of $829 million, an increase in common stock of $369 million, a change in the cumulative translation adjustment of $230 million, and a decrease in treasury stock of $216 million, which were partially offset by dividends declared of $769 million.

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

Cash provided by operating activities of the equipment operations during 2017, including intercompany cash flows, was $2,438 million due primarily to net income adjusted for non-cash provisions and an increase in accounts payable and accrued expenses, partially offset by an increase in inventories, an increase in trade receivables, and a change in accrued income taxes payable/receivable.

Over the last three years, these operating activities, including intercompany cash flows, have provided an aggregate of $8,424 million in cash.

Trade receivables held by the equipment operations increased by $222 million during 2017. The equipment operations sell a significant portion of their trade receivables to financial services (see previous consolidated discussion).

Inventories increased by $564 million in 2017 due primarily to higher production volumes and currency translation. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 15), which approximates current cost, to fiscal year cost of sales were 27 percent and 26 percent at October 29, 2017 and October 30, 2016, respectively.

Total interest-bearing debt of the equipment operations was $5,866 million at the end of 2017, compared with $4,814 million at the end of 2016 and $4,903 million at the end of 2015. The ratio of total debt to total capital (total interest-bearing debt and stockholders' equity) at the end of 2017, 2016, and 2015 was 38 percent, 42 percent, and 42 percent, respectively.

Property and equipment cash expenditures for the equipment operations in 2017 were $591 million, compared with $642 million in 2016. Capital expenditures in 2018 are estimated to be $925 million.

In September 2017, the company completed the acquisition of Blue River Technology (Blue River) for a cash purchase price of $284 million. The purchase price was financed with cash from operations (see Note 4).

On December 1, 2017, the company acquired from Wirtgen Group Holding GmbH substantially all the business operations of the Wirtgen Group. The cash purchase price was €4,475 million (or approximately $5,327 million based on the exchange rate at the closing date). The company financed the acquisition and the transaction expenses from a combination of cash, repayment of intercompany loans from the financial services operations, and €850 million of medium-term debt financing issued by the equipment operations in September 2017 (see Note 30).

FINANCIAL SERVICES

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

The cash provided by operating and financing activities was used for investing activities. Cash flows from the financial services'

operating activities, including intercompany cash flows, were $1,877 million in 2017. Cash used by investing activities totaled $2,897 million in 2017 due primarily to the cost of receivables (excluding trade and wholesale) and cost of equipment on operating leases exceeding collections of these receivables and the proceeds from sales of equipment on operating leases by $2,476 million and an increase in trade receivables and wholesale notes of $380 million. Cash provided by financing activities totaled $990 million in 2017, representing primarily an increase in external borrowings of $3,511 million, partially offset by a decrease in borrowings from Deere & Company of $2,142 million and dividends paid of $365 million to Deere & Company. Cash and cash equivalents decreased $29 million.

Over the last three years, the operating activities, including intercompany cash flows, have provided $5,319 million in cash. In addition, an increase in total borrowings of $1,238 million, a decrease in trade receivables and wholesale notes of $770 million, proceeds from sales of businesses, net of cash sold, of $149 million, and a capital investment from Deere & Company of $76 million provided cash inflows. These amounts have been used mainly to fund receivables (excluding trade and wholesale) and equipment on operating lease acquisitions, which exceeded collections and the proceeds from sales of equipment on operating leases, by $5,848 million and pay dividends to Deere & Company of $1,607 million. Cash and cash equivalents decreased $51 million over the three-year period.

Receivables and equipment on operating leases increased by $1,890 million in 2017, compared with 2016. Total acquisition volumes of receivables (excluding trade and wholesale notes) and cost of equipment on operating leases increased 8 percent in 2017, compared with 2016. The volumes of financing leases, retail notes, and revolving charge accounts increased approximately 41 percent, 10 percent, and 8 percent, respectively, while operating lease volumes decreased 4 percent. During 2017, the amount of trade receivables increased 27 percent, while wholesale notes decreased 9 percent. At October 29, 2017 and October 30, 2016, net receivables and leases administered, which include receivables administered but not owned, were $40,001 million and $38,116 million, respectively.

Total external interest-bearing debt of the financial services operations was $34,179 million at the end of 2017, compared with $30,797 million at the end of 2016 and $31,882 million at the end of 2015. Total external borrowings have changed generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations' ratio of total interest-bearing debt to total stockholder's equity was 7.6 to 1 at the end of 2017, 2016, and 2015.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 13). At October 29, 2017, the facility had a total capacity, or "financing limit," of up to $3,500 million of secured financings at any time. The facility was renewed in November 2017 with a capacity of $3,500 million. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At October 29, 2017, $1,549 million of short-term securitization borrowings was outstanding under the agreement.

During 2017, the financial services operations issued $1,924 million and retired $2,803 million of retail note securitization borrowings. During 2017, the financial services operations also issued $7,595 million and retired $5,331 million of long-term borrowings, which were primarily medium-term notes.

OFF-BALANCE-SHEET ARRANGEMENTS

At October 29, 2017, the company had approximately $131 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. The maximum remaining term of the receivables guaranteed at October 29, 2017 was approximately five years.

AGGREGATE CONTRACTUAL OBLIGATIONS

The payment schedule for the company's contractual obligations at October 29, 2017 in millions of dollars is as follows:

	Total	Less than 1 year	2&3 years	4&5 years	More than 5 years

On-balance-sheet
Debt*
Equipment operations	$5,898	$376	$1,324	$1,112	$3,086
Financial services**	34,296	11,880	12,177	6,139	4,100

Total	40,194	12,256	13,501	7,251	7,186
Interest relating to debt***	5,800	842	1,658	833	2,467
Accounts payable	2,909	2,780	94	32	3
Capital leases	26	10	11	4	1
Off-balance-sheet
Purchase obligations	2,368	2,309	22	21	16
Operating leases	371	98	134	83	56

Total	$51,668	$18,295	$15,420	$8,224	$9,729

*
Principal payments.
**
Payments related to securitization borrowings of $4,123 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 18).
***
Includes projected payments related to interest rate swaps.

The previous table does not include unrecognized tax benefit liabilities of approximately $221 million at October 29, 2017, since the timing of future payments is not reasonably estimable at this time (see Note 8). For additional information regarding pension and other postretirement employee benefit obligations, short-term borrowings, long-term borrowings, and lease obligations, see Notes 7, 18, 20, and 21, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of the company's consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. Changes in these estimates and assumptions could have a significant effect on the financial statements. The accounting policies below are those management believes are the most critical to the preparation of the company's financial statements and require the most difficult, subjective, or complex judgments. The company's other accounting policies are described in the Notes to the Consolidated Financial Statements.

Sales Incentives

At the time a sale to a dealer is recognized, the company records an estimate of the future sales incentive costs for allowances and financing programs that will be due when the dealer sells the equipment to a retail customer. The estimate is based on historical data, announced incentive programs, field inventory levels, and retail sales volumes. The final cost of these programs and the amount of accrual required for a specific sale are fully determined when the dealer sells the equipment to the retail customer. This is due to numerous programs available at any particular time and new programs that may be announced after the company records the sale. Changes in the mix and types of programs affect these estimates, which are reviewed quarterly.

The sales incentive accruals at October 29, 2017, October 30, 2016, and November 1, 2015 were $1,581 million, $1,391 million, and $1,463 million, respectively. The increase in 2017 was related primarily to higher sales volumes, while the decrease in 2016 was due primarily to lower sales volumes.

The estimation of the sales incentive accrual is impacted by many assumptions. One of the key assumptions is the historical percent of sales incentive costs to retail sales from dealers. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus 1.4 percent, compared to the average sales incentive costs to retail sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease 1.4 percent, the sales incentive accrual at October 29, 2017 would increase or decrease by approximately $93 million.

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

The product warranty accruals, excluding extended warranty unamortized premiums, at October 29, 2017, October 30, 2016, and November 1, 2015 were $1,007 million, $779 million, and $807 million, respectively. The increase in 2017 was due primarily to higher sales volumes and claims experience. The decrease in 2016 was due primarily to lower sales volumes.

Estimates used to determine the product warranty accruals are significantly affected by the historical percent of warranty claims costs to sales. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .17 percent, compared to the average warranty costs to sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .17 percent, the warranty accrual at October 29, 2017 would increase or decrease by approximately $49 million.

Postretirement Benefit Obligations

Pension obligations and other postretirement employee benefit (OPEB) obligations are based on various assumptions used by the company's actuaries in calculating these amounts. These assumptions include discount rates, health care cost trend rates, expected return on plan assets, compensation increases, retirement rates, mortality rates, and other factors. Actual results that differ from the assumptions and changes in assumptions affect future expenses and obligations.

The pension liabilities, net of pension assets, recognized on the balance sheet at October 29, 2017, October 30, 2016, and November 1, 2015 were $1,073 million, $1,949 million, and $1,022 million, respectively. The decrease in pension net liabilities in 2017 was due primarily to the return on plan assets, partially offset by interest on the liabilities and service cost. The increase in pension net liabilities in 2016 was due primarily to decreases in discount rates. The OPEB liabilities, net of OPEB assets, at October 29, 2017, October 30, 2016, and November 1, 2015 were $5,623 million, $6,065 million, and $5,395 million, respectively. The decrease in OPEB net liabilities in 2017 was due primarily to a contribution to the Voluntary Employees' Beneficiary Association trust. The increase in OPEB net liabilities in 2016 was due primarily to decreases in discount rates and interest on the liabilities (see Note 7).

In 2016, the company changed the method used to estimate the service and interest cost components of the net periodic pension and postretirement benefits cost. The new method uses the spot yield curve approach to estimate the service and interest cost by applying the specific spot rates along the yield curve used to determine the benefit plan obligations to relevant projected cash outflows. For 2015, the service and interest cost components were determined using a single weighted-average discount rate. The change did not affect the measurement of the total benefit plan obligations as the change in service and interest cost offsets in the actuarial gains and losses recorded in other comprehensive income.

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

The effect of hypothetical changes to selected assumptions on the company's major U.S. retirement benefit plans would be as follows in millions of dollars:

		October 29, 2017	2018

Assumptions	Percentage Change	Increase (Decrease) PBO/APBO*	Increase (Decrease) Expense

Pension
Discount rate**	+/-.5	$(712)/818	$(37)/43
Expected return on assets	+/-.5		(50)/50
OPEB
Discount rate**	+/-.5	(351)/389	(13)/14
Expected return on assets	+/-.5		(2)/2
Health care cost trend rate**	+/-1.0	769/(597)	92/(71)
*
Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for OPEB plans.
**
Pretax impact on service cost, interest cost, and amortization of gains or losses.

Goodwill

Goodwill is not amortized and is tested for impairment annually and when events or circumstances change such that it is more likely than not that the fair value of a reporting unit is reduced below its carrying amount. The end of the fiscal third quarter is the annual measurement date. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill is considered impaired, a loss is measured as the excess of the reporting unit's carrying value over the fair value, with a limit of the goodwill allocated to that reporting unit.

An estimate of the fair value of the reporting unit is determined through a combination of comparable market values for similar businesses and discounted cash flows. These estimates can change significantly based on such factors as the reporting unit's financial performance, economic conditions, interest rates, growth rates, pricing, changes in business strategies, and competition.

Based on this testing, the company has not identified a reporting unit for which the goodwill was impaired in 2017, 2016, or 2015. A 10 percent decrease in the estimated fair value of the company's reporting units would have had no impact on the carrying value of goodwill at the annual measurement date in 2017.

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the losses inherent in the company's receivable portfolio. The level of the allowance is based on many quantitative and qualitative factors, including historical loss experience by product category, portfolio duration, delinquency trends, economic conditions, and credit risk quality. The adequacy of the allowance is assessed quarterly. Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

The total allowance for credit losses at October 29, 2017, October 30, 2016, and November 1, 2015 was $243 million, $226 million, and $198 million, respectively. The allowance increased in 2017 compared to 2016 due primarily to growth in the receivable portfolio, and increased in 2016 compared to 2015 due to higher write-off experience.

The assumptions used in evaluating the company's exposure to credit losses involve estimates and significant judgment. The historical loss experience on the receivable portfolio represents one of the key assumptions involved in determining the allowance for credit losses. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus ..07 percent, compared to the average loss experience percent during that period. Holding other assumptions constant, if this estimated loss experience on the receivable portfolio were to increase or decrease .07 percent, the allowance for credit losses at October 29, 2017 would increase or decrease by approximately $24 million.

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

The total operating lease residual values at October 29, 2017, October 30, 2016, and November 1, 2015 were $4,679 million, $4,347 million, and $3,603 million, respectively. The changes in 2017 and 2016 were due primarily to the increasing levels of operating leases.

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

Income Taxes

The company's income tax provision, deferred income tax assets and liabilities, and liabilities for uncertain tax benefits represent the company's best estimate of current and future income taxes to be paid. The annual tax rate is based on income tax laws, statutory tax rates, taxable income levels, and tax planning opportunities available in various jurisdictions where the company operates. These tax laws are complex, and require significant judgment to determine the consolidated provision for income taxes. Changes in tax laws, statutory tax rates, and estimates of the company's future taxable income levels could result in actual realization of deferred taxes being materially different from amounts provided for in the consolidated financial statements.

Deferred income taxes represent temporary differences between the tax and the financial reporting basis of assets and liabilities, which will result in taxable or deductible amounts in the future. Deferred tax assets also include loss carryforwards and tax credits. These assets are regularly assessed for the likelihood of recoverability from estimated future taxable income, reversal of deferred tax liabilities, and tax planning strategies. To the extent the company determines that it is more likely than not a deferred income tax asset will not be realized, a valuation allowance is established. The recoverability analysis of the deferred income tax assets and the related valuation allowances requires significant judgment and relies on estimates.

Uncertain tax positions are determined based on whether it is more likely than not the tax positions will be sustained based on the technical merits of the position. For those positions that meet the more likely than not criteria, an estimate of the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority is recognized. The ultimate resolution of the tax position could take many years and result in a payment that is significantly different from the original estimate.

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

FINANCIAL INSTRUMENT MARKET RISK INFORMATION

The company is naturally exposed to various interest rate and foreign currency risks. As a result, the company enters into derivative transactions to manage certain of these exposures that arise in the normal course of business and not for the purpose of creating speculative positions or trading. The company's financial services operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations while responding to favorable financing opportunities. Accordingly, from time to time, these operations enter into interest rate swap agreements to manage their interest rate exposure. The company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling, and financing in currencies other than the functional currencies. The company has entered into agreements related to the management of these foreign currency transaction risks.

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows: cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio, cash flows for marketable securities are primarily discounted at the applicable benchmark yield curve plus market credit spreads, cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers, cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers, and cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments' fair values which would be caused by increasing the interest rates by 10 percent from the market rates at October 29, 2017 would have been approximately $4 million. The net loss from increasing the interest rates by 10 percent at October 30, 2016 would have been approximately $13 million.

Foreign Currency Risk

In the equipment operations, the company's practice is to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed quarterly. Based on the equipment operations' anticipated and committed foreign currency cash inflows, outflows, and hedging policy for the next twelve months, the company estimates that a hypothetical 10 percent strengthening of the U.S. dollar relative to other currencies through 2018 would decrease the 2018 expected net cash inflows by approximately $78 million. At October 30, 2016, a hypothetical 10 percent strengthening of the U.S. dollar under similar assumptions and calculations indicated a potential $77 million adverse effect on the 2017 net cash inflows.

In the financial services operations, the company's policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the financial services cash flows.

DEERE & COMPANY
 STATEMENT OF CONSOLIDATED INCOME
For the Years Ended October 29, 2017, October 30, 2016, and November 1, 2015
(In millions of dollars)

	2017	2016	2015
Net Sales and Revenues
Net sales	$25,885.1	$23,387.3	$25,775.2
Finance and interest income	2,731.5	2,511.2	2,381.1
Other income	1,121.1	745.5	706.5

Total	29,737.7	26,644.0	28,862.8

Costs and Expenses
Cost of sales	19,933.5	18,248.9	20,143.2
Research and development expenses	1,367.7	1,389.1	1,425.1
Selling, administrative and general expenses	3,066.6	2,763.7	2,873.3
Interest expense	899.5	763.7	680.0
Other operating expenses	1,316.6	1,254.6	961.1

Total	26,583.9	24,420.0	26,082.7

Income of Consolidated Group before Income Taxes	3,153.8	2,224.0	2,780.1
Provision for income taxes	971.1	700.1	840.1

Income of Consolidated Group	2,182.7	1,523.9	1,940.0
Equity in income (loss) of unconsolidated affiliates	(23.5)	(2.4)	.9

Net Income	2,159.2	1,521.5	1,940.9
Less: Net income (loss) attributable to noncontrolling interests	.1	(2.4)	.9

Net Income Attributable to Deere & Company	$2,159.1	$1,523.9	$1,940.0

Per Share Data
Basic	$6.76	$4.83	$5.81
Diluted	$6.68	$4.81	$5.77
Dividends declared	$2.40	$2.40	$2.40
Average Shares Outstanding
Basic	319.5	315.2	333.6
Diluted	323.3	316.6	336.0

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY
 STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Years Ended October 29, 2017, October 30, 2016, and November 1, 2015
(In millions of dollars)

	2017	2016	2015
Net Income	$2,159.2	$1,521.5	$1,940.9

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	828.8	(907.6)	(7.7)
Cumulative translation adjustment	230.6	9.0	(935.1)
Unrealized gain (loss) on derivatives	3.7	2.9	(2.5)
Unrealized loss on investments	(.6)	(.9)	(1.5)

Other Comprehensive Income (Loss), Net of Income Taxes	1,062.5	(896.6)	(946.8)

Comprehensive Income of Consolidated Group	3,221.7	624.9	994.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	.3	(2.4)	.5

Comprehensive Income Attributable to Deere & Company	$3,221.4	$627.3	$993.6

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY
 CONSOLIDATED BALANCE SHEET
As of October 29, 2017 and October 30, 2016
(In millions of dollars except per share amounts)

	2017	2016
ASSETS
Cash and cash equivalents	$9,334.9	$4,335.8
Marketable securities	451.6	453.5
Receivables from unconsolidated affiliates	35.9	16.5
Trade accounts and notes receivable – net	3,924.9	3,011.3
Financing receivables – net	25,104.1	23,702.3
Financing receivables securitized – net	4,158.8	5,126.5
Other receivables	1,200.0	1,018.5
Equipment on operating leases – net	6,593.7	5,901.5
Inventories	3,904.1	3,340.5
Property and equipment – net	5,067.7	5,170.6
Investments in unconsolidated affiliates	182.5	232.6
Goodwill	1,033.3	815.7
Other intangible assets – net	218.0	104.1
Retirement benefits	538.2	93.6
Deferred income taxes	2,415.0	2,964.4
Other assets	1,623.6	1,631.1

Total Assets	$65,786.3	$57,918.5

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term borrowings	$10,035.3	$6,910.7
Short-term securitization borrowings	4,118.7	4,997.8
Payables to unconsolidated affiliates	121.9	81.6
Accounts payable and accrued expenses	8,417.0	7,240.1
Deferred income taxes	209.7	166.0
Long-term borrowings	25,891.3	23,703.0
Retirement benefits and other liabilities	7,417.9	8,274.5

Total liabilities	56,211.8	51,373.7

Commitments and contingencies (Note 22)
Redeemable noncontrolling interest (Note 4)	14.0	14.0
STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2017 and 2016), at paid-in amount	4,280.5	3,911.8
Common stock in treasury, 214,589,902 shares in 2017 and 221,663,380 shares in 2016, at cost	(15,460.8)	(15,677.1)
Retained earnings	25,301.3	23,911.3
Accumulated other comprehensive income (loss)	(4,563.7)	(5,626.0)

Total Deere & Company stockholders' equity	9,557.3	6,520.0
Noncontrolling interests	3.2	10.8

Total stockholders' equity	9,560.5	6,530.8

Total Liabilities and Stockholders' Equity	$65,786.3	$57,918.5

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY
 STATEMENT OF CONSOLIDATED CASH FLOWS
For the Years Ended October 29, 2017, October 30, 2016, and November 1, 2015
(In millions of dollars)

	2017	2016	2015
Cash Flows from Operating Activities
Net income	$2,159.2	$1,521.5	$1,940.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	98.3	94.3	55.4
Provision for depreciation and amortization	1,715.5	1,559.8	1,382.4
Impairment charges	39.8	85.1	34.8
Share-based compensation expense	68.1	70.6	66.1
Gain on sale of unconsolidated affiliates and investments	(375.1)	(74.5)
Undistributed earnings of unconsolidated affiliates	(14.4)	(1.9)	(1.0)
Provision (credit) for deferred income taxes	100.1	282.7	(18.4)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(838.9)	335.2	811.6
Insurance receivables			333.4
Inventories	(1,305.3)	(106.1)	(691.4)
Accounts payable and accrued expenses	968.0	(155.2)	(503.6)
Accrued income taxes payable/receivable	(84.2)	7.0	(119.1)
Retirement benefits	(31.9)	238.6	427.5
Other	(299.4)	(87.4)	40.2

Net cash provided by operating activities	2,199.8	3,769.7	3,758.8

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	14,671.1	14,611.4	14,919.7
Proceeds from maturities and sales of marketable securities	404.2	169.4	860.7
Proceeds from sales of equipment on operating leases	1,440.8	1,256.2	1,049.4
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	113.9	81.1	149.2
Cost of receivables acquired (excluding receivables related to sales)	(15,221.8)	(13,954.5)	(14,996.5)
Purchases of marketable securities	(118.0)	(171.2)	(154.9)
Purchases of property and equipment	(594.9)	(644.4)	(694.0)
Cost of equipment on operating leases acquired	(1,997.4)	(2,310.7)	(2,132.1)
Acquisitions of businesses, net of cash acquired	(284.2)	(198.5)
Other	(58.0)	(16.0)	(60.2)

Net cash used for investing activities	(1,644.3)	(1,177.2)	(1,058.7)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	1,310.6	(1,213.6)	501.6
Proceeds from long-term borrowings	8,702.2	5,070.7	5,711.0
Payments of long-term borrowings	(5,397.0)	(5,267.6)	(4,863.2)
Proceeds from issuance of common stock	528.7	36.0	172.1
Repurchases of common stock	(6.2)	(205.4)	(2,770.7)
Dividends paid	(764.0)	(761.3)	(816.3)
Other	(87.8)	(64.7)	(72.1)

Net cash provided by (used for) financing activities	4,286.5	(2,405.9)	(2,137.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	157.1	(13.0)	(187.3)

Net Increase in Cash and Cash Equivalents	4,999.1	173.6	375.2
Cash and Cash Equivalents at Beginning of Year	4,335.8	4,162.2	3,787.0

Cash and Cash Equivalents at End of Year	$9,334.9	$4,335.8	$4,162.2

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
For the Years Ended November 1, 2015, October 30, 2016, and October 29, 2017
(In millions of dollars)

		Total Stockholders' Equity
		Deere & Company Stockholders
	Total Stockholders' Equity	Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Redeemable Noncontrolling Interest
Balance November 2, 2014	$9,065.5	$3,675.4	$(12,834.2)	$22,004.4	$(3,783.0)	$2.9
Net income	1,940.9			1,940.0		..9
Other comprehensive loss	(946.8)				(946.4)	(.4)
Repurchases of common stock	(2,770.7)		(2,770.7)
Treasury shares reissued	107.3		107.3
Dividends declared	(800.8)			(799.5)		(1.3)
Stock options and other	162.2	150.2		(.1)		12.1

Balance November 1, 2015	6,757.6	3,825.6	(15,497.6)	23,144.8	(4,729.4)	14.2
Net income (loss)	1,521.5			1,523.9		(2.4)
Other comprehensive loss	(896.6)				(896.6)
Repurchases of common stock	(205.4)		(205.4)
Treasury shares reissued	25.9		25.9
Dividends declared	(758.0)			(757.1)		(.9)
Acquisition (Note 4)							$14.0
Stock options and other	85.8	86.2		(.3)		(.1)

Balance October 30, 2016	6,530.8	3,911.8	(15,677.1)	23,911.3	(5,626.0)	10.8	14.0
Net income	2,159.2			2,159.1		..1
Other comprehensive income	1,062.5				1,062.3	.2
Repurchases of common stock	(6.2)		(6.2)
Treasury shares reissued	222.5		222.5
Dividends declared	(770.4)			(769.2)		(1.2)
Stock options and other	362.1	368.7		.1		(6.7)

Balance October 29, 2017	$9,560.5	$4,280.5	$(15,460.8)	$25,301.3	$(4,563.7)	$3.2	$14.0

The notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND CONSOLIDATION

Structure of Operations

The information in the notes and related commentary are presented in a format that includes data grouped as follows:

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

Fiscal Year

The company uses a 52/53 week fiscal year ending on the last Sunday in the reporting period. The fiscal year ends for 2017, 2016, and 2015 were October 29, 2017, October 30, 2016, and November 1, 2015, respectively. All fiscal years contained 52 weeks.

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

Revenue Recognition

Sales of equipment and service parts are recorded when the sales price is determinable and the risks and rewards of ownership are transferred to independent parties based on the sales agreements in effect. In the U.S. and most international locations, this transfer occurs primarily when goods are shipped. In Canada and some other international locations, certain goods are shipped to dealers on a consignment basis under which the risks and rewards of ownership are not transferred to the dealer. Accordingly, in these locations, sales are not recorded until a retail customer has purchased the goods. In all cases, when a sale is recorded by the company, no significant uncertainty exists surrounding the purchaser's obligation to pay. No right of return exists on sales of equipment. Service parts and certain attachments returns are estimable and accrued at the time a sale is recognized. The company makes appropriate provisions based on experience for costs such as doubtful receivables, sales incentives, and product warranty.

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

Sales Incentives

At the time a sale is recognized, the company records an estimate of the future sales incentive costs for allowances and financing programs that will be due when a dealer sells the equipment to a retail customer. The estimate is based on historical data, announced incentive programs, field inventory levels, and retail sales volumes.

Product Warranties

At the time a sale is recognized, the company records the estimated future warranty costs. These costs are usually estimated based on historical warranty claims and consideration of current quality developments (see Note 22).

Sales Taxes

The company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the company and its customers. These taxes may include sales, use, value-added, and some excise taxes. The company reports the collection of these taxes on a net basis (excluded from revenues).

Shipping and Handling Costs

Shipping and handling costs related to the sales of the company's equipment are included in cost of sales.

Advertising Costs

Advertising costs are charged to expense as incurred. This expense was $169 million in 2017, $169 million in 2016, and $157 million in 2015.

Depreciation and Amortization

Property and equipment, capitalized software, and other intangible assets are generally stated at cost less accumulated depreciation or amortization. These assets are depreciated over their estimated useful lives generally using the straight-line method. Equipment on operating leases is depreciated over the terms of the leases using the straight-line method. Property and equipment expenditures for new and revised products, increased capacity, and the replacement or major renewal of significant items are capitalized. Expenditures for maintenance, repairs, and minor renewals are generally charged to expense as incurred.

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

Receivables and Allowances

All financing and trade receivables are reported on the balance sheet at outstanding principal adjusted for any charge-offs, the allowance for credit losses, and any deferred fees or costs on originated financing receivables. Allowances for credit losses are maintained in amounts considered to be appropriate in relation to the receivables outstanding based on collection experience, economic conditions, and credit risk quality. Receivables are written-off to the allowance when the account is considered uncollectible.

Impairment of Long-Lived Assets, Goodwill, and Other Intangible Assets

The company evaluates the carrying value of long-lived assets (including equipment on operating leases, property and equipment, goodwill, and other intangible assets) when events or circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are tested for impairment annually at the end of the third quarter of each fiscal year, and more often if events or circumstances indicate a reduction in the fair value below the carrying value. Goodwill is allocated and reviewed for impairment by reporting units, which consist primarily of the operating segments and certain other reporting units. Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill is considered impaired, the impairment is measured as the excess of the reporting unit's carrying value over the fair value, with a limit of the goodwill allocated to that reporting unit. If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset (see Notes 5 and 26).

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

All derivatives are recorded at fair value on the balance sheet. Cash collateral received or paid is not offset against the derivative fair values on the balance sheet. Each derivative is designated as either a cash flow hedge or a fair value hedge or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income. These changes are offset in net income to the extent the hedge was effective by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the income statement. All ineffective changes in derivative fair values are recognized currently in net income.

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

Foreign Currency Translation

The functional currencies for most of the company's foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in other comprehensive income. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange forward contracts are included in net income. The pretax net gain (loss) for foreign exchange in 2017, 2016, and 2015 was $(62) million, $(38) million, and $22 million, respectively.

3. NEW ACCOUNTING STANDARDS

New Accounting Standards Adopted

In the first quarter of 2017, the company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends Accounting Standards Codification (ASC) 835-30, Interest – Imputation of Interest. This ASU requires that debt issuance costs related to borrowings be presented in the balance sheet as a direct deduction from the carrying amount of the borrowing. As required, the presentation and disclosure requirements were adopted through retrospective application with the consolidated balance sheet and related notes in prior periods adjusted for a consistent presentation. Debt issuance costs of $63 million at October 30, 2016 were reclassified from other assets to borrowings in the consolidated balance sheet.

In the third quarter of 2017, the company early adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. This ASU changes the treatment of share based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting, instead of common stock. As required, this change was reflected for all periods in fiscal year 2017. Net income increased in fiscal year

2017 by approximately $30 million. The ASU also modified the presentation of excess tax benefits in the statement of consolidated cash flows by including that amount with other income tax cash flows as an operating activity and no longer presented separately as a financing activity. This change was recognized through a retrospective application that increased net cash flow provided by operating activities by approximately $30 million, $5 million, and $19 million in fiscal years 2017, 2016, and 2015. The ASU also requires that cash paid by an employer when directly withholding shares for tax withholding purposes should be presented as a financing activity in the statement of consolidated cash flows, which is the company's existing presentation. The company will continue to recognize the impact of share-based payment award forfeitures as the forfeitures occur.

In the third quarter of 2017, the company early adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which amends ASC 350, Intangibles – Goodwill and Other. This ASU simplifies the goodwill impairment test by removing the requirement to perform a hypothetical purchase price allocation when the carrying value of a reporting unit exceeds its fair value. This ASU states the impairment is measured as the excess of the reporting unit's carrying value over the fair value, with a limit of the goodwill allocated to that reporting unit. The adoption did not have a material effect on the company's consolidated financial statement.

The company also adopted the following standards in the first quarter of 2017, none of which had a material effect on the company's consolidated financial statements:

Accounting Standard Update

2014-12 – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which amends ASC 718, Compensation – Stock Compensation

2015-05 – Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which amends ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software
2015-11 – Simplifying the Measurement of Inventory, which amends ASC 330, Inventory
2015-15 – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends ASC 835-30, Interest – Imputation of Interest

New Accounting Standards to be Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue. In August 2015, the FASB amended the effective date to be the first quarter of fiscal year 2019 with early adoption permitted in the first quarter of fiscal year 2018. The FASB issued several amendments clarifying various aspects of the ASU, including revenue transactions that involve a third party, goods or services that are immaterial in the context of the contract, and licensing arrangements. The company plans to adopt the ASU effective the first quarter of fiscal year 2019 using a modified retrospective method. The company's evaluation of the ASU is largely complete, with the exception of the Wirtgen acquisition (see Note 30). The ASU requires that a gross asset and liability rather than a net liability be recorded for the value of estimated service parts returns and the refund liability. The gross asset will be recorded in other assets and the gross liability will be recorded in accounts payable and accrued expenses. In addition, certain revenue disclosures will be expanded. At this point of the evaluation, the company has not identified an item that will have a material effect on the company's consolidated financial statements. The company continues to evaluate the ASU's potential effects on the consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU's primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU does not significantly change the lessee's recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors' accounting under the ASC is largely unchanged from the previous accounting standard. Lessees and lessors will use a modified retrospective transition approach. The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. The company is evaluating the potential effects on the consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which amends ASC 805, Business Combinations. This ASU provides further guidance on the definition of a business to determine whether transactions should be accounted for as acquisitions of assets or businesses. The effective date will be the first quarter of fiscal year 2019, with early adoption permitted in certain cases. The ASU will be adopted on a prospective basis and will not have a material effect on the company's consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends ASC 715, Compensation – Retirement Benefits. This ASU requires that employers report only the service cost component of the total defined benefit pension and postretirement benefit cost in the same income statement lines as compensation for the participating employees. The other components of these benefit costs are reported outside of income from operations. In addition, only the service cost component of the benefit costs is eligible for capitalization. The ASU will be adopted on a retrospective basis for the presentation of the benefit costs and on a prospective basis for the capitalization of only the service cost. The effective date is fiscal year 2019, with early adoption permitted. The company will adopt the ASU in the first quarter of fiscal year 2018. If adopted in fiscal year 2017, operating profit would have increased by approximately $31 million. The adoption is estimated to improve operating profit in fiscal year 2018 by approximately $25 million.

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. This ASU reduces the amortization period for certain callable debt securities held at a premium to the earliest call date. The treatment of securities held at a discount is unchanged. The effective date is the first quarter of fiscal year 2020, with early adoption permitted. The adoption will not have a material effect on the company's consolidated financial statements.

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

In August 2017, the FASB issued ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815, Derivatives and Hedging. The purpose of this ASU is to better align a company's risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The effective date is fiscal year 2020, with early adoption permitted. The company is evaluating the potential effects on the consolidated financial statements.

4. ACQUISITIONS AND DISPOSITIONS

In September 2017, the company acquired Blue River Technology (Blue River), which is based in Sunnyvale, California for an acquisition cost of approximately $284 million, net of cash acquired of $4 million and $21 million funded to escrow for post-acquisition expenses. Blue River has designed and integrated computer vision and machine learning technology to optimize the use of farm inputs. Machine learning technologies could eventually be applied to a wide range of the company's products. The preliminary fair values assigned to the assets and liabilities related to the acquired entity were approximately $1 million of trade receivables, $2 million of property and equipment, $193 million of goodwill, $125 million of identifiable intangible assets, $1 million of accounts payable and accrued expenses, and $36 million of deferred tax liabilities. The identifiable intangibles were primarily related to in-process research and development, which will not be amortized until the research and development efforts are complete or end. The goodwill is not expected to be deducted for tax purposes. Blue River is included in the company's agriculture and turf operating segment.

In March 2016, the company acquired an 80 percent interest in Hagie Manufacturing Company, LLC, the U.S. market leader in high-clearance sprayers located in Clarion, Iowa, for a cost of approximately $53 million, net of cash acquired of $3 million. The fair values assigned to the assets and liabilities related to the acquired entity were approximately $2 million of trade receivables, $33 million of inventories, $17 million of property and equipment, $33 million of goodwill, $22 million of identifiable intangible assets, $3 million of other assets, and $43 million of accounts payable and accrued expenses, with a $14 million redeemable noncontrolling interest. The identifiable intangibles were primarily related to technology, trade name and customer relationships, which have a weighted average amortization period of eight years. The goodwill is deductible for tax purposes. If certain events occur, the minority interest holder has the right to exercise a put option that would require the company to purchase the holder's membership interest. The company also has a call option exercisable after a certain period of time. The put and call options cannot be separated from the noncontrolling interest. Due to the redemption features, the minority interest holder's value is classified as a redeemable noncontrolling interest in the company's consolidated balance sheet.

In February 2016, the company acquired Monosem for a cost of approximately $146 million, net of cash acquired of $20 million. Monosem, with four facilities in France and two in the U.S., is the European market leader in precision planters. The fair values assigned to the assets and liabilities related to the acquired entity were approximately $5 million of trade receivables, $2 million of other receivables, $29 million of inventories, $24 million of property and equipment, $62 million of goodwill, $42 million of identifiable intangible assets, $23 million of other assets, $22 million of accounts payable and accrued expenses, and $19 million of deferred tax liabilities. The identifiable intangibles were primarily related to trade name, customer relationships and technology, which have a weighted average amortization period of nine years. The goodwill is not deductible for tax purposes.

For the 2017 and 2016 acquisitions, the entities were consolidated and the results of these operations have been included in the company's consolidated financial statements in the agriculture and turf operating segment since the dates of acquisition. The pro forma results of operations as if the acquisitions had occurred at the beginning of the current or comparative fiscal year would not differ significantly from the reported results.

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

5. SPECIAL ITEMS

Impairments

In the fourth quarter of 2017, the company recorded a non-cash charge of $40 million pretax in equity in loss of unconsolidated affiliates for an other than temporary decline in value of an investment in an international construction equipment manufacturer with a $14 million income tax benefit recorded in the provision for income taxes (see Note 26).

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

Voluntary Employee-Separation Programs

During the fourth quarter of 2016, the company announced voluntary employee-separation programs as part of its effort to reduce operating costs. The programs provided for cash payments based on previous years of service. The expense was recorded in the period the employees accepted the separation offer. The programs' total pretax expenses were $113 million, of which $11 million was recorded in the fourth quarter of 2016 and $102 million in 2017. The total 2017 expenses were allocated approximately 30 percent cost of sales, 16 percent research and development, and 54 percent selling, administrative and general. In addition, the expenses were allocated 75 percent to agriculture and turf operations, 17 percent to the construction and forestry operations, and 8 percent to the financial services operations. Savings from these programs were estimated to be approximately $70 million in 2017.

Sale of Investment in Unconsolidated Affiliate

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

After the December 2016 sale, the company retained approximately a 15 percent ownership interest in SiteOne and approximately a 5 percent ownership interest after the April sale. Prior to April 2017, the company's representation on the SiteOne board of directors allowed the company to exercise significant influence, and therefore, the investment in SiteOne was accounted for using the equity method. In March 2017, the company reduced its representation on the SiteOne board of directors. As a result, beginning April 2017 the investment in SiteOne was recorded as an available-for-sale security and presented in marketable securities.

In May 2016, the company received a distribution of $60 million from SiteOne that reduced the company's investment in unconsolidated affiliates. The distribution included $4 million of a return on investment, which is shown in the statement of consolidated cash flows in undistributed earnings of unconsolidated affiliates in net cash provided by operating activities and $56 million of a return of investment shown in other cash flows from investing activities. In May 2016, the company also sold approximately 30 percent of its interest in SiteOne in an initial public offering and terminated a service agreement resulting in gross proceeds of approximately $81 million with a total gain of $75 million pretax or $47 million after-tax. The gain was recorded in other income in the agriculture and turf operating segment. The company retained approximately a 24 percent ownership interest in SiteOne after the May 2016 sale.

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

The company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The company transferred inventory to equipment on operating leases of $801 million, $685 million, and $674 million in 2017, 2016, and 2015, respectively. The company also had accounts payable related to purchases of property and equipment of $108 million, $114 million, and $89 million at October 29, 2017, October 30, 2016, and November 1, 2015, respectively.

Cash payments for interest and income taxes consisted of the following in millions of dollars:

	2017	2016	2015

Interest:
Equipment operations	$506	$442	$471
Financial services	665	524	443
Intercompany eliminations	(268)	(240)	(253)

Consolidated	$903	$726	$661

Income taxes:
Equipment operations	$898	$314	$828
Financial services	92	(26)	190
Intercompany eliminations	(9)	104	(117)

Consolidated	$981	$392	$901

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The company has several defined benefit pension plans and postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries. The company uses an October 31 measurement date for these plans.

The components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2017	2016	2015

Pensions
Service cost	$274	$254	$282
Interest cost	361	391	474
Expected return on plan assets	(790)	(775)	(769)
Amortization of actuarial loss	247	211	223
Amortization of prior service cost	12	16	25
Other postemployment benefits		2	1
Settlements/curtailments	2	11	11

Net cost	$106	$110	$247

Weighted-average assumptions
Discount rates – service cost	3.5%	4.3%	4.0%
Discount rates – interest cost	3.0%	3.4%	4.0%
Rate of compensation increase	3.8%	3.8%	3.8%
Expected long-term rates of return	7.3%	7.3%	7.3%

The components of net periodic postretirement benefits cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2017	2016	2015

Health care and life insurance
Service cost	$42	$38	$46
Interest cost	194	204	259
Expected return on plan assets	(17)	(35)	(55)
Amortization of actuarial loss	99	73	91
Amortization of prior service credit	(77)	(78)	(77)
Settlements/curtailments			1

Net cost	$241	$202	$265

Weighted-average assumptions
Discount rates – service cost	4.7%	5.0%	4.2%
Discount rates – interest cost	3.2%	3.5%	4.2%
Expected long-term rates of return	6.3%	6.6%	7.0%

In 2016, the company changed the method used to estimate the service and interest cost components of the net periodic pension and postretirement benefits cost. This method uses the spot yield curve approach to estimate the service and interest cost by applying the specific spot rates along the yield curve used to determine the benefit plan obligations to relevant projected cash outflows. For 2015, the service and interest cost components were determined using a single weighted-average discount rate. The change did not affect the measurement of the total benefit plan obligations as the change in service and interest cost offsets in the actuarial gains and losses recorded in other comprehensive income. The spot yield curve approach provides a more precise measure of service and interest cost by improving the correlation between the projected benefit cash flows and the discrete spot yield curve rates. The company accounted for this change as a change in estimate prospectively beginning in 2016. The decrease in the 2016 total service and interest cost was approximately $175 million compared to the previous method.

The previous pension cost in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	2017	2016	2015

Pensions
Net cost	$106	$110	$247
Retirement benefit adjustments included in other comprehensive (income) loss:
Net actuarial (gain) loss	(702)	1,140	361
Prior service cost		1	66
Amortization of actuarial loss	(247)	(211)	(223)
Amortization of prior service cost	(12)	(16)	(25)
Settlements/curtailments	(2)	(14)	(11)

Total (gain) loss recognized in other comprehensive (income) loss	(963)	900	168

Total recognized in comprehensive (income) loss	$(857)	$1,010	$415

The previous postretirement benefits cost in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	2017	2016	2015

Health care and life insurance
Net cost	$241	$202	$265
Retirement benefit adjustments included in other comprehensive (income) loss:
Net actuarial (gain) loss	(309)	496	(141)
Prior service credit		(3)	(3)
Amortization of actuarial loss	(99)	(73)	(91)
Amortization of prior service credit	77	78	77
Settlements/curtailments			(2)

Total (gain) loss recognized in other comprehensive (income) loss	(331)	498	(160)

Total recognized in comprehensive (income) loss	$(90)	$700	$105

The benefit plan obligations, funded status, and the assumptions related to the obligations at October 29, 2017 and October 30, 2016, respectively, in millions of dollars follow:

	Pensions		Health Care and Life Insurance

	2017	2016	2017	2016

Change in benefit obligations
Beginning of year balance	$(13,086)	$(12,186)	$(6,500)	$(6,084)
Service cost	(274)	(254)	(42)	(38)
Interest cost	(361)	(391)	(194)	(204)
Actuarial gain (loss)	(35)	(1,001)	280	(478)
Amendments		(1)		3
Benefits paid	704	702	312	321
Health care subsidies			(9)	(16)
Other postemployment benefits		(2)
Settlements/curtailments	2	6
Foreign exchange and other	(116)	41	(9)	(4)

End of year balance	(13,166)	(13,086)	(6,162)	(6,500)

Change in plan assets (fair value)
Beginning of year balance	11,137	11,164	435	689
Actual return on plan assets	1,517	628	46	17
Employer contribution	62	80	366	47
Benefits paid	(704)	(702)	(312)	(321)
Settlements	(2)	(3)
Foreign exchange and other	83	(30)	4	3

End of year balance	12,093	11,137	539	435

Funded status	$(1,073)	$(1,949)	$(5,623)	$(6,065)

Weighted-average assumptions
Discount rates	3.6%	3.6%	3.7%	3.8%
Rate of compensation increase	3.8%	3.8%

In the fourth quarter of 2015, the company decided to transition Medicare eligible wage and certain Medicare eligible salaried retirees to a Medicare Advantage plan offered by a private insurance company effective in January 2016. This change did not affect the participants' level of benefits and resulted in cost savings for the company.

The mortality assumptions for the 2017 and 2016 benefit plan obligations reflect the most recent tables issued by the Society of Actuaries at that time.

The amounts recognized at October 29, 2017 and October 30, 2016, respectively, in millions of dollars consist of the following:

	Pensions		Health Care and Life Insurance

	2017	2016	2017	2016

Amounts recognized in balance sheet
Noncurrent asset	$538	$94
Current liability	(40)	(33)	$(63)	$(32)
Noncurrent liability	(1,571)	(2,010)	(5,560)	(6,033)

Total	$(1,073)	$(1,949)	$(5,623)	$(6,065)

Amounts recognized in accumulated other
comprehensive income – pretax
Net actuarial loss	$4,358	$5,309	$1,457	$1,865
Prior service cost (credit)	55	67	(182)	(259)

Total	$4,413	$5,376	$1,275	$1,606

The total accumulated benefit obligations for all pension plans at October 29, 2017 and October 30, 2016, was $12,416 million and $12,410 million, respectively.

The accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $8,234 million and $7,345 million, respectively, at October 29, 2017 and $8,402 million and $7,016 million, respectively, at October 30, 2016. The projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $9,059 million and $7,448 million, respectively, at October 29, 2017 and $9,157 million and $7,114 million, respectively, at October 30, 2016.

The amounts in accumulated other comprehensive income that are expected to be amortized as net expense (income) and reported outside of income from operations during fiscal 2018 in millions of dollars follow:

	Pensions	Health Care and Life Insurance

Net actuarial loss	$225	$67
Prior service cost (credit)	12	(77)

Total	$237	$(10)

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

The company expects to contribute approximately $63 million to its pension plans and approximately $74 million to its health care and life insurance plans in 2018, which are primarily direct benefit payments for unfunded plans.

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, are as follows in millions of dollars:

	Pensions	Health Care and Life Insurance*

2018	$721	$334
2019	726	337
2020	713	342
2021	701	346
2022	693	352
2023 to 2027	3,458	1,758
*
Net of prescription drug group benefit subsidy under Medicare Part D.

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine accumulated postretirement benefit obligations were based on the trends for medical and prescription drug claims for pre- and post-65 age groups due to the effects of Medicare. For the 2017 actuarial valuation, the weighted-average composite trend rates for these obligations were assumed to be an 8.9 percent increase from 2017 to 2018, gradually decreasing to 4.8 percent from 2024 to 2025 and all future years. The 2016 obligations and the cost in 2017 assumed an 8.3 percent increase from 2016 to 2017, gradually decreasing to 4.8 percent from 2024 to 2025 and all future years. An increase of one percentage point in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligations by $791 million and the aggregate of service and interest cost component of net periodic postretirement benefits cost for the year by $36 million. A decrease of one percentage point would decrease the obligations by $615 million and the cost by $27 million.

The discount rate assumptions used to determine the postretirement obligations for all periods presented were based on hypothetical AA yield curves represented by a series of annualized individual discount rates. These discount rates represent the rates at which the company's benefit obligations could effectively be settled at the October 31 measurement dates.

Fair value measurement levels in the following tables are defined in Note 26.

The fair values of the pension plan assets at October 29, 2017 follow in millions of dollars:

	Total	Level 1	Level 2

Cash and short-term investments	$618	$349	$269
Equity:
U.S. equity securities	1,871	1,850	21
International equity securities	1,551	1,541	10
Fixed Income:
Government and agency securities	483	241	242
Corporate debt securities	1,285		1,285
Mortgage-backed securities	42		42
Real estate	103	101	2
Derivative contracts – assets*	159	28	131
Derivative contracts – liabilities**	(76)	(2)	(74)
Receivables, payables, and other	1	1
Securities lending collateral	420		420
Securities lending liability	(420)		(420)
Securities sold short	(379)	(375)	(4)

Total of Level 1 and Level 2 assets	5,658	$3,734	$1,924

Investments at net asset value:
Short-term investments	203
U.S. equity funds	1,704
International equity funds	921
Corporate debt funds	28
Fixed income funds	772
Real estate	567
Hedge funds	651
Private equity/venture capital	1,560
Other investments	29

Total net assets	$12,093

*
Includes contracts for interest rates of $79 million, foreign currency of $49 million, equity of $27 million, and other of $4 million.
**
Includes contracts for interest rates of $48 million, foreign currency of $26 million, and other of $2 million.

The fair values of the health care assets at October 29, 2017 follow in millions of dollars:

	Total	Level 1	Level 2

Cash and short-term investments	$30	$28	$2
Equity:
U.S. equity securities and funds	42	42
International equity securities	9	9
Fixed Income:
Government and agency securities	40	37	3
Corporate debt securities	21		21
Mortgage-backed securities	10		10
Real estate	1	1
Interest rate derivative contracts – assets	1		1
Securities lending collateral	25		25
Securities lending liability	(25)		(25)
Securities sold short	(2)	(2)

Total of Level 1 and Level 2 assets	152	$115	$37

Investments at net asset value:
Short-term investments	1
U.S. equity funds	164
International equity funds	117
Fixed income funds	87
Real estate funds	4
Hedge funds	4
Private equity/venture capital	10

Total net assets	$539

The fair values of the pension plan assets at October 30, 2016 follow in millions of dollars:

	Total	Level 1	Level 2

Cash and short-term investments	$684	$322	$362
Equity:
U.S. equity securities and funds	3,000	2,965	35
International equity securities and funds	1,711	1,697	14
Fixed Income:
Government and agency securities	440	224	216
Corporate debt securities	1,205		1,205
Mortgage-backed securities	39		39
Fixed income funds	20	20
Real estate	121	118	3
Derivative contracts – assets*	191	3	188
Derivative contracts – liabilities**	(59)	(14)	(45)
Receivables, payables, and other	6	5	1
Securities lending collateral	693	108	585
Securities lending liability	(693)	(108)	(585)
Securities sold short	(338)	(333)	(5)

Total of Level 1 and Level 2 assets	7,020	$5,007	$2,013

Investments at net asset value:
Short-term investments	216
U.S. equity funds	30
International equity funds	595
Corporate debt funds	25
Fixed income funds	482
Real estate	515
Hedge funds	624
Private equity/venture capital	1,603
Other investments	27

Total net assets	$11,137

*
Includes contracts for interest rates of $125 million, foreign currency of $59 million, equity of $4 million, and other of $3 million.
**
Includes contracts for interest rates of $19 million, foreign currency of $33 million, equity of $6 million, and other of $1 million.

The fair values of the health care assets at October 30, 2016 follow in millions of dollars:

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

Investments at net asset value:
Short-term investments	3
International equity funds	60
Fixed income funds	20
Real estate funds	7
Hedge funds	44
Private equity/venture capital	22

Total net assets	$435

*
Includes contracts for interest rates of $2 million and foreign currency of $1 million.

Investments at net asset value in the preceeding tables are measured at fair value using net asset value per share, and therefore, are not classified in the fair value hierarchy.

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

Fixed Income Securities and Funds – The securities are valued using either a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk, and prepayment speeds, or they are valued using the closing prices in the active market in which the fixed income investment trades. Fixed income funds are valued using the fund's NAV, based on the fair value of the underlying securities or closing prices in the active market in which the investment trades.

Real Estate, Venture Capital, Private Equity, Hedge Funds, and Other – The investments that are structured as limited partnerships are valued at estimated fair value based on their proportionate share of the limited partnership's fair value that is determined by the respective general partner. These investments are valued using a combination of NAV, an income approach (primarily estimated cash flows discounted over the expected holding period), or market approach (primarily the valuation of similar securities and properties). Real estate investment trusts are primarily valued at the closing prices in the active markets in which the investment trades. Real estate funds and other investments are primarily valued at NAV, based on the fair value of the underlying securities.

Interest Rate, Foreign Currency, and Other Derivative Instruments – The derivatives are valued using either an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates, or a market approach (closing prices in the active market in which the derivative instrument trades).

The primary investment objective for the pension and health care plans assets is to maximize the growth of these assets to support the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company's risk tolerance. The asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the company's long-term asset class risk/return expectations since the obligations are long-term in nature. The current target allocations for pension assets are approximately 49 percent for equity securities, 27 percent for debt securities, 5 percent for real estate, and 19 percent for other investments. The target allocations for health care assets are approximately 59 percent for equity securities, 29 percent for debt securities, 1 percent for real estate, and 11 percent for other investments. The allocation percentages above include the effects of combining derivatives with other investments to manage asset allocations and exposures to interest rates and foreign currency exchange. The assets are well diversified and are managed by professional investment firms as well as by investment professionals who are company employees. As a result of the company's diversified investment policy, there were no significant concentrations of risk.

The expected long-term rate of return on plan assets reflects management's expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. A market related value of plan assets is used to calculate the expected return on assets. The market related value recognizes changes in the fair value of pension plan assets systematically over a five-year period. The market related value of the health care plan assets equals fair value. The expected return is based on the outlook for inflation and for returns in multiple asset classes, while also considering historical returns, asset allocation, and investment strategy. The company's approach has emphasized the long-term nature of the return estimate such that the return assumption is not changed significantly unless there are fundamental changes in capital markets that affect the company's expectations for returns over an extended period of time (i.e., 10 to 20 years).

The average annual return of the company's U.S. pension fund was approximately 7.2 percent during the past ten years and approximately 8.3 percent during the past 20 years. Since return premiums over inflation and total returns for major asset classes vary widely even over ten-year periods, recent history is not necessarily indicative of long-term future expected returns. The company's systematic methodology for determining the long-term rate of return for the company's investment strategies supports its long-term expected return assumptions.

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

The company has defined contribution plans related to employee investment and savings plans primarily in the U.S. The company's contributions and costs under these plans were $188 million in 2017, $193 million in 2016, and $185 million in 2015. The contribution rate varies primarily based on the company's performance in the prior year and employee participation in the plans.

8. INCOME TAXES

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2017	2016	2015

Current:
U.S.:
Federal	$360	$51	$377
State	48	26	32
Foreign	463	340	449

Total current	871	417	858

Deferred:
U.S.:
Federal	59	297	21
State	7	11	4
Foreign	34	(25)	(43)

Total deferred	100	283	(18)

Provision for income taxes	$971	$700	$840

Based upon the location of the company's operations, the consolidated income before income taxes in the U.S. in 2017, 2016, and 2015 was $1,607 million, $967 million, and $1,838 million, respectively, and in foreign countries was $1,547 million, $1,257 million, and $942 million, respectively. Certain foreign operations are branches of Deere & Company and are subject to U.S. as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are not directly related.

A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:

	2017	2016	2015

U.S. federal income tax provision at a statutory rate of 35 percent	$1,104	$778	$973
Increase (decrease) resulting from:
State and local income taxes, net of federal income tax benefit	35	26	23
Differences in taxability of foreign earnings	(83)	(107)	(449)
Nondeductible impairment charges		4
Research and business tax credits	(63)	(57)	(76)
Tax rates on foreign earnings	(86)	(27)	(36)
Valuation allowance on deferred taxes	89	79	384
Other-net	(25)	4	21

Provision for income taxes	$971	$700	$840

At October 29, 2017, accumulated earnings in certain subsidiaries outside the U.S. totaled $5,961 million for which no provision for U.S. income taxes or foreign withholding taxes has been made because it is expected that such earnings will be reinvested outside the U.S. indefinitely. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable. At October 29, 2017, the amount of cash and cash equivalents and marketable securities held by these foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $3,386 million.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 29, 2017 and October 30, 2016 in millions of dollars follows:

	2017		2016

	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities

Other postretirement benefit liabilities	$2,011		$2,191
Lease transactions		$933		$817
Tax loss and tax credit carryforwards	677		661
Accrual for sales allowances	680		592
Tax over book depreciation		569		578
Pension liability – net	420		706
Foreign unrealized losses	7		472
Accrual for employee benefits	141		133
Share-based compensation	116		152
Goodwill and other intangible assets		130		89
Allowance for credit losses	107		88
Deferred compensation	59		50
Undistributed foreign earnings		21		30
Other items	432	172	471	175
Less valuation allowances	(620)		(1,029)

Deferred income tax assets and liabilities	$4,030	$1,825	$4,487	$1,689

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned financial services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns.

At October 29, 2017, certain tax loss and tax credit carryforwards of $677 million were available with $209 million expiring from 2018 through 2037 and $468 million with an indefinite carryforward period.

A reconciliation of the total amounts of unrecognized tax benefits at October 29, 2017, October 30, 2016, and November 1, 2015 in millions of dollars follows:

	2017	2016	2015

Beginning of year balance	$198	$229	$213
Increases to tax positions taken during the current year	35	14	32
Increases to tax positions taken during prior years	13	11	29
Decreases to tax positions taken during prior years	(17)	(36)	(15)
Decreases due to lapse of statute of limitations	(11)	(7)	(11)
Settlements	(1)	(5)	(6)
Foreign exchange	4	(8)	(13)

End of year balance	$221	$198	$229

The amount of unrecognized tax benefits at October 29, 2017 and October 30, 2016 that would affect the effective tax rate if the tax benefits were recognized was $86 million and $81 million, respectively. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

The company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction and various state and foreign jurisdictions. The U.S. Internal Revenue Service has completed the examination of the company's federal income tax returns for periods prior to 2009. The years 2009 through 2014 federal income tax returns are currently under examination. Various state and foreign income tax returns, including major tax jurisdictions in Canada and Germany, also remain subject to examination by taxing authorities.

The company's policy is to recognize interest related to income taxes in interest expense and interest income and recognize penalties in selling, administrative and general expenses. During 2017, 2016, and 2015, the total amount of expense from interest and penalties was $6 million, none, and $23 million and the interest income was $6 million, none, and $3 million, respectively. At October 29, 2017 and October 30, 2016, the liability for accrued interest and penalties totaled $66 million and $68 million, respectively, and there was no receivable for interest at either year-end.

9. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following in millions of dollars:

	2017	2016	2015

Other income
Revenues from services	$288	$270	$280
Insurance premiums and fees earned**	211	195	173
SiteOne investment gains*	375	75
Investment income	17	16	26
Other	230	190	228

Total	$1,121	$746	$707

Other operating expenses
Depreciation of equipment on operating leases	$853	$742	$577
Insurance claims and expenses**	187	188	183
Cost of services	168	162	160
Other	109	163	41

Total	$1,317	$1,255	$961

*
See Note 5.
**
Primarily related to extended warranties (see Note 22).

10. UNCONSOLIDATED AFFILIATED COMPANIES

Unconsolidated affiliated companies are companies in which Deere & Company generally owns 20 percent to 50 percent of the outstanding voting shares. Deere & Company does not control these companies and accounts for its investments in them on the equity basis. The investments in these companies primarily consist of Bell Equipment Limited (31 percent ownership), Deere-Hitachi Construction Machinery Corporation (50 percent ownership), and Deere-Hitachi Maquinas de Construcao do Brasil S.A. (50 percent ownership). In 2017, the company sold its interest in SiteOne (see Note 5). The unconsolidated affiliated companies primarily manufacture or market equipment. Deere & Company's share of the income or loss of these companies is reported in the consolidated income statement under "Equity in income (loss) of unconsolidated affiliates." The investment in these companies is reported in the consolidated balance sheet under "Investments in unconsolidated affiliates."

Combined financial information of the unconsolidated affiliated companies in millions of dollars follows:

Operations	2017	2016	2015

Sales	$2,638	$3,206	$3,290
Net income	7	30	23
Deere & Company's equity in net income (loss)	(24)	(2)	1

Financial Position	2017	2016

Total assets	$1,488	$2,201
Total external borrowings	451	909
Total net assets	542	677
Deere & Company's share of the net assets	182	233

Consolidated retained earnings at October 29, 2017 include undistributed earnings of the unconsolidated affiliates of $123 million. Dividends from unconsolidated affiliates were $4 million in 2017, $64 million in 2016 (see Note 5), and $1 million in 2015.

In the ordinary course of business, the company purchases and sells components and finished goods to the unconsolidated affiliated companies. Transactions with unconsolidated affiliated companies reported in the statement of consolidated income in millions of dollars follow:

	2017	2016	2015

Net sales	$84	$45	$37
Purchases	1,331	1,016	1,284

11. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale, with unrealized gains and losses shown as a component of stockholders' equity. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities at October 29, 2017 and October 30, 2016 in millions of dollars follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

2017
Equity fund	$37	$11		$48
Fixed income fund	15			15
U.S. government debt securities	76	1		77
Municipal debt securities	39	1	$1	39
Corporate debt securities	133	3	1	135
International debt securities	22		2	20
Mortgage-backed securities*	119	1	2	118

Marketable securities	$441	$17	$6	$452

2016
Equity fund	$40	$5		$45
Fixed income fund	15			15
U.S. government debt securities	85	3		88
Municipal debt securities	41	2		43
Corporate debt securities	113	5		118
International debt securities	39		$5	34
Mortgage-backed securities*	109	2		111

Marketable securities	$442	$17	$5	$454

*
Primarily issued by U.S. government sponsored enterprises.

The contractual maturities of debt securities at October 29, 2017 in millions of dollars follow:

	Amortized Cost	Fair Value

Due in one year or less	$26	$25
Due after one through five years	111	110
Due after five through 10 years	83	84
Due after 10 years	50	52
Mortgage-backed securities	119	118

Debt securities	$389	$389

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity. Proceeds from the sales of available-for-sale securities were $403 million in 2017, $62 million in 2016, and $120 million in 2015. Realized gains were $275 million in 2017 (see Note 5), and not significant in 2016 and 2015. Realized losses, the increase (decrease) in net unrealized gains or losses, and unrealized losses that have been continuous for over twelve months were not significant in 2017, 2016, and 2015. Unrealized losses at October 29, 2017 and October 30, 2016 were primarily the result of an increase in interest rates and were not recognized in income due to the ability and intent to hold to maturity. There were no significant impairment write-downs in the periods reported.

12. RECEIVABLES

Trade Accounts and Notes Receivable

Trade accounts and notes receivable at October 29, 2017 and October 30, 2016 in millions of dollars follows:

	2017	2016

Trade accounts and notes:
Agriculture and turf	$2,991	$2,438
Construction and forestry	934	573

Trade accounts and notes receivable – net	$3,925	$3,011

At October 29, 2017 and October 30, 2016, dealer notes included in the previous table were $140 million and $143 million, and the allowance for credit losses was $56 million and $50 million, respectively.

The equipment operations sell a significant portion of their trade receivables to financial services and provide compensation to these operations at approximate market rates of interest.

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the company. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The company evaluates and assesses dealers on an ongoing basis as to their creditworthiness and generally retains a security interest in the goods associated with the trade receivables. In certain jurisdictions, the company is obligated to repurchase goods sold to a dealer upon cancellation or termination of the dealer's contract for such causes as change in ownership and closeout of the business.

Trade accounts and notes receivable have significant concentrations of credit risk in the agriculture and turf sector and construction and forestry sector as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area.

Financing Receivables

Financing receivables at October 29, 2017 and October 30, 2016 in millions of dollars follow:

	2017		2016

	Unrestricted/Securitized		Unrestricted/Securitized

Retail notes:
Agriculture and turf	$15,200	$3,651	$14,152	$4,615
Construction and forestry	2,297	599	2,201	620

Total	17,497	4,250	16,353	5,235
Wholesale notes	3,653		3,971
Revolving charge accounts	3,629		3,135
Financing leases (direct and sales-type)	1,613		1,326

Total financing receivables	26,392	4,250	24,785	5,235

Less:
Unearned finance income:
Retail notes	972	78	812	94
Financing leases	142		109

Total	1,114	78	921	94

Allowance for credit losses	174	13	162	14

Financing receivables – net	$25,104	$4,159	$23,702	$5,127

The residual values for investments in financing leases at October 29, 2017 and October 30, 2016 totaled $244 million and $156 million, respectively.

Financing receivables have significant concentrations of credit risk in the agriculture and turf sector and construction and forestry sector as shown in the previous table. On a geographic basis, there is not a disproportionate concentration of credit risk in any area. The company generally retains as collateral a security interest in the equipment associated with retail notes, wholesale notes, and financing leases.

Financing receivables at October 29, 2017 and October 30, 2016 related to the company's sales of equipment that were included in the table above consisted of the following in millions of dollars:

	2017	2016

	Unrestricted	Unrestricted

Retail notes*:
Agriculture and turf	$2,099	$1,896
Construction and forestry	368	336

Total	2,467	2,232
Wholesale notes	3,653	3,971
Sales-type leases	763	648

Total	6,883	6,851

Less:
Unearned finance income:
Retail notes	231	202
Sales-type leases	53	42

Total	284	244

Financing receivables related to the company's sales of equipment	$6,599	$6,607

*
These retail notes generally arise from sales of equipment by company-owned dealers or through direct sales.

Financing receivable installments, including unearned finance income, at October 29, 2017 and October 30, 2016 are scheduled as follows in millions of dollars:

	2017		2016

	Unrestricted/Securitized		Unrestricted/Securitized

Due in months:
0 – 12	$13,237	$2,027	$12,835	$2,269
13 – 24	5,056	1,256	4,760	1,536
25 – 36	3,708	672	3,386	931
37 – 48	2,518	243	2,219	408
49 – 60	1,398	50	1,181	84
Thereafter	475	2	404	7

Total	$26,392	$4,250	$24,785	$5,235

The maximum terms for retail notes are generally seven years for agriculture and turf equipment and five years for construction and forestry equipment. The maximum term for financing leases is generally five years, while the average term for wholesale notes is less than twelve months.

At October 29, 2017 and October 30, 2016, the unpaid balances of receivables administered but not owned were $10 million and $15 million, respectively. At October 29, 2017 and October 30, 2016, worldwide financing receivables administered, which include financing receivables administered but not owned, totaled $29,273 million and $28,844 million, respectively.

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables at October 29, 2017 and October 30, 2016 follows in millions of dollars:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due

2017
Retail Notes:
Agriculture and turf	$118	$54	$49	$221
Construction and forestry	75	33	39	147
Other:
Agriculture and turf	27	14	7	48
Construction and forestry	11	6	2	19

Total	$231	$107	$97	$435

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables

Retail Notes:
Agriculture and turf	$221	$173	$17,508	$17,902
Construction and forestry	147	30	2,618	2,795
Other:
Agriculture and turf	48	12	7,610	7,670
Construction and forestry	19	5	1,059	1,083

Total	$435	$220	$28,795	29,450

Less allowance for credit losses				187

Total financing receivables – net				$29,263

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due

2016
Retail Notes:
Agriculture and turf	$115	$57	$65	$237
Construction and forestry	78	32	25	135
Other:
Agriculture and turf	26	11	6	43
Construction and forestry	10	5	4	19

Total	$229	$105	$100	$434

(continued)

	Total Past Due	Total Non- Performing	Current	Total Financing Receivables

Retail Notes:
Agriculture and turf	$237	$191	$17,526	$17,954
Construction and forestry	135	35	2,558	2,728
Other:
Agriculture and turf	43	9	7,286	7,338
Construction and forestry	19	9	957	985

Total	$434	$244	$28,327	29,005

Less allowance for credit losses				176

Total financing receivables – net				$28,829

An analysis of the allowance for credit losses and investment in financing receivables follows in millions of dollars:

	Retail Notes	Revolving Charge Accounts	Other	Total

2017
Allowance:
Beginning of year balance	$113	$40	$23	$176
Provision	46	33	9	88
Write-offs	(56)	(53)	(7)	(116)
Recoveries	20	20	1	41
Translation adjustments	(2)			(2)

End of year balance*	$121	$40	$26	$187

Financing receivables:
End of year balance	$20,697	$3,629	$5,124	$29,450

Balance individually evaluated	$86	$3	$20	$109

2016
Allowance:
Beginning of year balance	$95	$40	$22	$157
Provision	43	36	5	84
Write-offs	(43)	(55)	(5)	(103)
Recoveries	11	19	1	31
Translation adjustments	7			7

End of year balance*	$113	$40	$23	$176

Financing receivables:
End of year balance	$20,682	$3,135	$5,188	$29,005

Balance individually evaluated	$108	$8	$20	$136

2015
Allowance:
Beginning of year balance	$109	$41	$25	$175
Provision	22	21	3	46
Write-offs	(26)	(37)	(4)	(67)
Recoveries	10	15	1	26
Translation adjustments	(20)		(3)	(23)

End of year balance*	$95	$40	$22	$157

Financing receivables:
End of year balance	$21,567	$2,740	$5,494	$29,801

Balance individually evaluated	$40		$6	$46

*
Individual allowances were not significant.

Past-due amounts over 30 days represented 1.48 percent and 1.50 percent of the receivables financed at October 29, 2017 and October 30, 2016, respectively. The allowance for credit losses represented .64 percent and .61 percent of financing receivables outstanding at October 29, 2017 and October 30, 2016, respectively. In addition, at October 29, 2017 and October 30, 2016, the company's financial services operations had $155 million and $162 million, respectively, of deposits primarily withheld from dealers and merchants available for potential credit losses.

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

An analysis of the impaired financing receivables at October 29, 2017 and October 30, 2016 follows in millions of dollars:

	Recorded Investment	Unpaid Principal Balance	Specific Allowance	Average Recorded Investment

2017*
Receivables with specific allowance**	$36	$33	$10	$30
Receivables without a specific allowance***	28	27		24

Total	$64	$60	$10	$54

Agriculture and turf	$49	$46	$10	$38

Construction and forestry	$15	$14		$16

2016*
Receivables with specific allowance**	$31	$28	$9	$29
Receivables without a specific allowance***	29	27		26

Total	$60	$55	$9	$55

Agriculture and turf	$33	$30	$8	$27

Construction and forestry	$27	$25	$1	$28

*
Finance income recognized was not material.
**
Primarily retail notes.
***
Primarily retail notes and wholesale receivables.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2017, 2016, and 2015, the company identified 474, 167, and 107 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $16 million, $19 million, and $8 million pre-modification and $15 million, $18 million, and $7 million post-modification, respectively. In 2017, there were $3 million of troubled debt restructurings that subsequently defaulted and were written off. In 2016 and 2015, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At October 29, 2017, the company had commitments to lend approximately $12 million to borrowers whose accounts were modified in troubled debt restructurings.

Other Receivables

Other receivables at October 29, 2017 and October 30, 2016 consisted of the following in millions of dollars:

	2017	2016

Taxes receivable	$876	$702
Other	324	317

Other receivables	$1,200	$1,019

13. SECURITIZATION OF FINANCING RECEIVABLES

The company, as a part of its overall funding strategy, periodically transfers certain financing receivables (retail notes) into VIEs that are SPEs, or non-VIE banking operations, as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes did not meet the accounting criteria for sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the company's consolidated statements because the assets they hold are legally isolated. Use of the assets held by the SPEs or the non-VIEs is restricted by terms of the documents governing the securitization transactions.

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

In certain securitizations, the company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs' economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,631 million and $2,718 million at October 29, 2017 and October 30, 2016, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,571 million and $2,655 million at October 29, 2017 and October 30, 2016, respectively. The credit holders of these SPEs do not have legal recourse to the company's general credit.

In certain securitizations, the company transfers retail notes to non-VIE banking operations, which are not consolidated since the company does not have a controlling interest in the entities. The company's carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $478 million and $663 million at October 29, 2017 and October 30, 2016, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $454 million and $616 million at October 29, 2017 and October 30, 2016, respectively.

In certain securitizations, the company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The company does not service a significant portion of the conduits' receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits' economic performance. These conduits provide a funding source to the company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The company's carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,155 million and $1,861 million at October 29, 2017 and October 30, 2016, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,096 million and $1,729 million at October 29, 2017 and October 30, 2016, respectively.

The company's carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows at October 29 in millions of dollars:

2017

Carrying value of liabilities	$1,096
Maximum exposure to loss	1,155

The total assets of unconsolidated VIEs related to securitizations were approximately $40 billion at October 29, 2017.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 29, 2017 and October 30, 2016 were as follows in millions of dollars:

	2017	2016

Financing receivables securitized (retail notes)	$4,172	$5,141
Allowance for credit losses	(13)	(14)
Other assets	105	115

Total restricted securitized assets	$4,264	$5,242

The components of consolidated secured borrowings and other liabilities related to securitizations at October 29, 2017 and October 30, 2016 were as follows in millions of dollars:

	2017	2016

Short-term securitization borrowings	$4,119	$4,998
Accrued interest on borrowings	2	2

Total liabilities related to restricted securitized assets	$4,121	$5,000

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the company's short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 29, 2017, the maximum remaining term of all securitized retail notes was approximately five years.

14. EQUIPMENT ON OPERATING LEASES

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from 12 to 60 months. Net equipment on operating leases at October 29, 2017 and October 30, 2016 consisted of the following in millions of dollars:

	2017	2016

Equipment on operating leases:
Agriculture and turf	$5,385	$4,758
Construction and forestry	1,209	1,144

Equipment on operating leases – net	$6,594	$5,902

The equipment is depreciated on a straight-line basis over the term of the lease. The accumulated depreciation on this equipment was $1,315 million and $1,054 million at October 29, 2017 and October 30, 2016, respectively. The corresponding depreciation expense was $853 million in 2017, $742 million in 2016, and $577 million in 2015.

Future payments to be received on operating leases totaled $2,051 million at October 29, 2017 and are scheduled in millions of dollars as follows: 2018 – $878, 2019 – $602, 2020 – $347, 2021 – $182, and 2022 – $42.

At October 29, 2017 and October 30, 2016, the company's financial services operations had $52 million and $68 million, respectively, of deposits withheld from dealers available for potential losses on residual values.

15. INVENTORIES

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost, on the "last-in, first-out" (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the "first-in, first-out" (FIFO) basis, or net realizable value. The value of gross inventories on the LIFO basis represented 61 percent of worldwide gross inventories at FIFO value at both October 29, 2017 and October 30, 2016, respectively. The pretax favorable income effect from the liquidation of LIFO inventory during 2016 was approximately $4 million. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 29, 2017 and October 30, 2016 in millions of dollars would have been as follows:

	2017	2016

Raw materials and supplies	$1,688	$1,369
Work-in-process	495	453
Finished goods and parts	3,182	2,976

Total FIFO value	5,365	4,798
Less adjustment to LIFO value	1,461	1,457

Inventories	$3,904	$3,341

16. PROPERTY AND DEPRECIATION

A summary of property and equipment at October 29, 2017 and October 30, 2016 in millions of dollars follows:

	Useful Lives* (Years)	2017	2016

Equipment Operations
Land		$122	$119
Buildings and building equipment	22	3,396	3,230
Machinery and equipment	11	5,378	5,180
Dies, patterns, tools, etc.	8	1,647	1,604
All other	5	942	893
Construction in progress		358	370

Total at cost		11,843	11,396
Less accumulated depreciation		6,826	6,277

Total		5,017	5,119

Financial Services
Land		4	4
Buildings and building equipment	26	74	73
All other	6	38	36

Total at cost		116	113
Less accumulated depreciation		65	61

Total		51	52

Property and equipment-net		$5,068	$5,171

*
Weighted-averages

Total property and equipment additions in 2017, 2016, and 2015 were $602 million, $674 million, and $666 million and depreciation was $726 million, $701 million, and $692 million, respectively. Capitalized interest was $3 million, $3 million, and $6 million in the same periods, respectively. The cost of leased property and equipment under capital leases of $40 million and $33 million and accumulated depreciation of $15 million and $16 million at October 29, 2017 and October 30, 2016, respectively, is included in property and equipment.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, classified as "Other Assets" at October 29, 2017 and October 30, 2016 were $1,078 million and $1,035 million, less accumulated amortization of $826 million and $770 million, respectively. Capitalized interest on software was $1 million and $3 million at October 29, 2017 and October 30, 2016, respectively. Amortization of these software costs in 2017, 2016, and 2015 was $118 million, $102 million, and $103 million, respectively.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company's consolidated financial statements.

17. GOODWILL AND OTHER INTANGIBLE ASSETS – NET

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture and Turf	Construction and Forestry	Total

Goodwill at November 1, 2015	$227	$499	$726
Acquisitions*	95		95
Translation adjustments and other	1	(6)	(5)

Goodwill at October 30, 2016	323	493	816
Acquisitions*	193		193
Translation adjustments and other	5	19	24

Goodwill at October 29, 2017	$521	$512	$1,033

*
See Note 4.

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets are as follows in millions of dollars:

	Useful Lives* (Years)	2017	2016

Amortized intangible assets:
Customer lists and relationships	11	$42	$42
Technology, patents, trademarks, and other	13	139	131

Total at cost		181	173
Less accumulated amortization**		86	69

Total		95	104

Unamortized intangible assets:
In-process research and development***		123

Other intangible assets – net		$218	$104

*
Weighted-averages
**
Accumulated amortization at 2017 and 2016 for customer lists and relationships was $17 million and $11 million and technology, patents, trademarks, and other was $69 million and $58 million, respectively.
***
See Note 4.

Other intangible assets are stated at cost less accumulated amortization. The amortization of other intangible assets in 2017, 2016, and 2015 was $18 million, $15 million, and $10 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: 2018 – $16, 2019 – $15, 2020 – $12, 2021 – $9, and 2022 – $9.

18. TOTAL SHORT-TERM BORROWINGS

Total short-term borrowings at October 29, 2017 and October 30, 2016 consisted of the following in millions of dollars:

	2017	2016

Equipment Operations
Notes payable to banks	$221	$164
Long-term borrowings due within one year	154	85

Total	375	249

Financial Services
Commercial paper	3,439	1,253
Notes payable to banks	157	151
Long-term borrowings due within one year*	6,064	5,258

Total	9,660	6,662

Short-term borrowings	10,035	6,911

Financial Services
Short-term securitization borrowings**	4,119	4,998

Total short-term borrowings	$14,154	$11,909

*
Includes unamortized fair value adjustments related to interest rate swaps. Unamortized debt issuance costs were $2 million and $1 million, respectively.
**
Includes unamortized debt issuance costs of $4 million and $5 million, respectively.

The short-term securitization borrowings for financial services are secured by financing receivables (retail notes) on the balance sheet (see Note 13). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings of $4,119 million, which are net of debt acquisition costs, at October 29, 2017 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2018 – $2,234, 2019 – $1,249, 2020 – $489, 2021 – $146, and 2022 – $5.

The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at October 29, 2017 and October 30, 2016 were 1.8 percent and 1.6 percent, respectively.

Lines of credit available from U.S. and foreign banks were $7,878 million at October 29, 2017. At October 29, 2017, $4,061 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper, and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at October 29, 2017 were 364-day credit facility agreements of $1,750 million, expiring in February 2018, and $750 million, expiring in October 2018. In addition, total credit lines included long-term credit facility agreements of $2,500 million, expiring in April 2021, and $2,500 million, expiring in April 2022. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder's equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders' equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company's excess equity capacity and retained earnings balance free of restriction at October 29, 2017 was $10,965 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $20,364 million at October 29, 2017. All of these requirements of the credit agreements have been met during the periods included in the consolidated financial statements.

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

19. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 29, 2017 and October 30, 2016 consisted of the following in millions of dollars:

	2017	2016

Equipment Operations
Accounts payable:
Trade payables	$2,069	$1,598
Dividends payable	194	189
Other	164	193
Accrued expenses:
Dealer sales discounts	1,559	1,371
Product warranties	1,007	779
Employee benefits	861	861
Unearned revenue	520	401
Other	1,344	1,269

Total	7,718	6,661

Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	207	230
Other	275	268
Accrued expenses:
Unearned revenue	797	735
Accrued interest	148	125
Employee benefits	55	52
Other	345	185

Total	1,827	1,595

Eliminations*	1,128	1,016

Accounts payable and accrued expenses	$8,417	$7,240

*
Primarily trade receivable valuation accounts which are reclassified as accrued expenses by the equipment operations as a result of their trade receivables being sold to financial services.

20. LONG-TERM BORROWINGS

Long-term borrowings at October 29, 2017 and October 30, 2016 consisted of the following in millions of dollars:

	2017		2016

Equipment Operations
U.S. dollar notes and debentures:
4.375% notes due 2019	$750		$750
8-1/2% debentures due 2022	105		105
2.60% notes due 2022	1,000		1,000
6.55% debentures due 2028	200		200
5.375% notes due 2029	500		500
8.10% debentures due 2030	250		250
7.125% notes due 2031	300		300
3.90% notes due 2042	1,250		1,250
Euro notes:
Medium-term notes due 2020 – 2023: (principal €850 - 2017) Average interest rate of .3% - 2017	990
Other notes	166		231
Less debt issuance costs	20		21

Total	5,491		4,565

Financial Services
Notes and debentures:
Medium-term notes due 2018 – 2027: (principal $18,678 - 2017, $17,203 - 2016) Average interest rates of 2.0% - 2017, 1.7% - 2016	18,601	*	17,434	*
2.75% senior note due 2022: ($500 principal) Swapped $500 to variable interest rate of 2.0% - 2017, 1.6% - 2016	502	*	519	*
Other notes	1,339		1,221
Less debt issuance costs	42		36

Total	20,400		19,138

Long-term borrowings**	$25,891		$23,703

*
Includes unamortized fair value adjustments related to interest rate swaps.
**
All interest rates are as of year end.

The approximate principal amounts of the equipment operations' long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2018 – $154, 2019 – $873, 2020 – $451, 2021 – $4 and 2022 – $1,108. The approximate principal amounts of the financial services' long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2018 – $6,050, 2019 – $5,383, 2020 – $5,056, 2021 – $2,486, and 2022 – $3,502.

21. LEASES

At October 29, 2017, future minimum lease payments under capital leases amounted to $26 million as follows: 2018 – $10, 2019 – $6, 2020 – $5, 2021 – $3, 2022 – $1, and later years $1. Total rental expense for operating leases was $167 million in 2017, $185 million in 2016, and $200 million in 2015. At October 29, 2017, future minimum lease payments under operating leases amounted to $371 million as follows: 2018 – $98, 2019 – $76, 2020 – $58, 2021 – $44, 2022 – $39, and later years $56.

22. COMMITMENTS AND CONTINGENCIES

The company generally determines its warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for the company's extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (unearned revenue) included in the following table totaled $461 million and $447 million at October 29, 2017 and October 30, 2016, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Warranty Liability/ Unearned Premiums

	2017	2016

Beginning of year balance	$1,226	$1,261
Payments	(743)	(783)
Amortization of premiums received	(207)	(202)
Accruals for warranties	959	758
Premiums received	224	181
Foreign exchange	9	11

End of year balance	$1,468	$1,226

At October 29, 2017, the company had approximately $131 million of guarantees issued primarily to banks outside the U.S. related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 29, 2017, the company had accrued losses of approximately $4 million under these agreements. The maximum remaining term of the receivables guaranteed at October 29, 2017 was approximately five years.

At October 29, 2017, the company had commitments of approximately $170 million for the construction and acquisition of property and equipment. At October 29, 2017, the company also had pledged or restricted assets of $122 million, primarily as collateral for borrowings and restricted other assets. In addition, see Note 13 for restricted assets associated with borrowings related to securitizations.

The company also had other miscellaneous contingencies totaling approximately $70 million at October 29, 2017, for which it believes the probability for payment is substantially remote. The accrued liability for these contingencies was not material at October 29, 2017.

The company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos related liability), retail credit, employment, software licensing, patent, trademark, and environmental matters. The company believes the reasonably possible range of losses for these unresolved legal actions in addition to the amounts accrued would not have a material effect on its financial statements.

23. CAPITAL STOCK

Changes in the common stock account in millions were as follows:

	Number of Shares Issued	Amount

Balance at November 2, 2014	536.4	$3,675
Stock options and other		151

Balance at November 1, 2015	536.4	3,826
Stock options and other		86

Balance at October 30, 2016	536.4	3,912
Stock options and other		369

Balance at October 29, 2017	536.4	$4,281

The number of common shares the company is authorized to issue is 1,200 million. The number of authorized preferred shares, none of which has been issued, is nine million.

The Board of Directors at its meeting in December 2013 authorized the repurchase of up to $8,000 million of common stock (60.0 million shares based on the fiscal year end closing common stock price of $133.25 per share). At the end of the fiscal year, this repurchase program had $3,260 million (24.5 million shares at the same price) remaining to be repurchased. Repurchases of the company's common stock under this plan will be made from time to time, at the company's discretion, in the open market.

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	2017	2016	2015

Net income attributable to Deere & Company	$2,159.1	$1,523.9	$1,940.0
Less income allocable to participating securities	.6	.7	.8

Income allocable to common stock	$2,158.5	$1,523.2	$1,939.2

Average shares outstanding	319.5	315.2	333.6

Basic per share	$6.76	$4.83	$5.81

Average shares outstanding	319.5	315.2	333.6
Effect of dilutive stock options	3.8	1.4	2.4

Total potential shares outstanding	323.3	316.6	336.0

Diluted per share	$6.68	$4.81	$5.77

All stock options outstanding were included in the computation during 2017, 2016, and 2015, except .2 million in 2017 and 9.9 million in 2016 that had an antidilutive effect under the treasury stock method.

24. STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock awards to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Options expire ten years after the date of grant. Restricted stock awards generally vest after three years. The compensation cost for stock options, service based restricted stock units, and market/service based restricted stock units, which is based on the fair value at the grant date, is recognized on a straight-line basis over the requisite period the employee is required to render service. The compensation cost for performance/service based units, which is based on the fair value at the grant date, is recognized over the employees' requisite service period and periodically adjusted for the probable number of shares to be awarded. According to these plans at October 29, 2017, the company is authorized to grant an additional 11.3 million shares related to stock options or restricted stock.

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

The assumptions used for the binomial lattice model to determine the fair value of options follow:

	2017	2016	2015

Risk-free interest rate	.88% – 2.5%	.23% – 2.3%	.04% – 2.3%
Expected dividends	2.4%	2.8%	2.5%
Expected volatility	24.0% – 24.8%	25.2% – 29.0%	23.4% – 25.7%
Weighted-average volatility	24.5%	26.5%	25.6%
Expected term (in years)	7.8 – 8.6	7.0 – 8.6	7.2 – 8.2

Stock option activity at October 29, 2017 and changes during 2017 in millions of dollars and shares follow:

	Shares	Exercise Price*	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at beginning of year	17.5	$78.73
Granted	.7	100.55
Exercised	(6.9)	76.56
Expired or forfeited	(.1)	86.81

Outstanding at end of year	11.2	81.39	6.17	$581.6

Exercisable at end of year	7.8	79.64	5.34	418.9
*
Weighted-averages

The weighted-average grant-date fair values of options granted during 2017, 2016, and 2015 were $24.46, $16.88, and $19.67, respectively. The total intrinsic values of options exercised during 2017, 2016, and 2015 were $225 million, $23 million, and

$98 million, respectively. During 2017, 2016, and 2015, cash received from stock option exercises was $529 million, $36 million, and $172 million with tax benefits of $83 million, $8 million, and $36 million, respectively.

The company granted 579 thousand, 255 thousand, and 248 thousand restricted stock units to employees and nonemployee directors in 2017, 2016, and 2015, of which 465 thousand, 113 thousand, and 122 thousand are subject to service based only conditions, 57 thousand, 71 thousand, and 63 thousand are subject to performance/service based conditions, 57 thousand, 71 thousand, and 63 thousand are subject to market/service based conditions, respectively. The service based only units award one share of common stock for each unit at the end of the vesting period and include dividend equivalent payments.

The performance/service based units are subject to a performance metric based on the company's compound annual revenue growth rate, compared to a benchmark group of companies over the vesting period. The market/service based units are subject to a market related metric based on total shareholder return, compared to the same benchmark group of companies over the vesting period. The performance/service based units and the market/service based units both award common stock in a range of zero to 200 percent for each unit granted based on the level of the metric achieved and do not include dividend equivalent payments over the vesting period. The weighted-average fair values of the service based only units at the grant dates during 2017, 2016, and 2015 were $101.03, $79.84, and $88.66 per unit, respectively, based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date during 2017, 2016, and 2015 were $93.86, $72.93, and $81.78 per unit, respectively, based on the market price of a share of underlying common stock excluding dividends. The fair value of the market/service based units at the grant date during 2017, 2016, and 2015 were $129.70, $103.66, and $113.97 per unit, respectively, based on a lattice valuation model excluding dividends.

The company's restricted shares at October 29, 2017 and changes during 2017 in millions of shares follow:

	Shares	Grant-Date Fair Value*

Service based only
Nonvested at beginning of year	.3	$84.86
Granted	.5	101.03
Vested	(.1)	86.40

Nonvested at end of year	.7	95.90

Performance/service and market/service based
Nonvested at beginning of year	.4	$94.88
Granted	.1	111.78
Performance change	(.1)	81.53

Nonvested at end of year	.4	98.46

*
Weighted-averages

During 2017, 2016, and 2015, the total share-based compensation expense was $68 million, $71 million, and $66 million, respectively, with recognized income tax benefits of $25 million, $26 million, and $25 million, respectively. At October 29, 2017, there was $46 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to restricted shares and options. This compensation is expected to be recognized over a weighted-average period of approximately two years. The total grant-date fair values of stock options and restricted shares vested during 2017, 2016, and 2015 were $72 million, $69 million, and $74 million, respectively.

The company currently uses shares that have been repurchased through its stock repurchase programs to satisfy share option exercises. At fiscal year end, the company had 215 million shares in treasury stock and 24 million shares remaining to be repurchased under its current publicly announced repurchase program (see Note 23).

25. OTHER COMPREHENSIVE INCOME ITEMS

The after-tax changes in accumulated other comprehensive income at November 2, 2014, November 1, 2015, October 30, 2016, and October 29, 2017 in millions of dollars follow:

	Retirement Benefits Adjustment	Cumulative Translation Adjustment	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Investments	Total Accumulated Other Comprehensive Income (Loss)

2014	$(3,493)	$(303)		$13	$(3,783)
Period Change	(8)	(935)	$(2)	(1)	(946)

2015	(3,501)	(1,238)	(2)	12	(4,729)
Period Change	(908)	9	3	(1)	(897)

2016	(4,409)	(1,229)	1	11	(5,626)
Period Change	829	230	4	(1)	1,062

2017	$(3,580)	$(999)	$5	$10	$(4,564)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount

2017
Cumulative translation adjustment	$232	$(2)	$230

Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	3	(1)	2
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2	(1)	1
Foreign exchange contracts – Other operating expenses	1		1

Net unrealized gain (loss) on derivatives	6	(2)	4

Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	274	(101)	173
Reclassification of realized (gain) loss – Other income	(275)	101	(174)

Net unrealized gain (loss) on investments	(1)		(1)

Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	702	(248)	454
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income:*
Actuarial (gain) loss	247	(89)	158
Prior service (credit) cost	12	(4)	8
Settlements/curtailments	2	(1)	1
Health care and life insurance
Net actuarial gain (loss)	309	(115)	194
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income:*
Actuarial (gain) loss	99	(36)	63
Prior service (credit) cost	(77)	28	(49)

Net unrealized gain (loss) on retirement benefits adjustment	1,294	(465)	829

Total other comprehensive income (loss)	$1,531	$(469)	$1,062

*
These accumulated other comprehensive income amounts are included in net periodic pension and postretirement costs. See Note 7 for additional detail.

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount

2016
Cumulative translation adjustment	$8	$1	$9

Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(2)	1	(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	7	(2)	5
Foreign exchange contracts – Other operating expenses	(1)		(1)

Net unrealized gain (loss) on derivatives	4	(1)	3

Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	2		2
Reclassification of realized (gain) loss – Other income	(4)	1	(3)

Net unrealized gain (loss) on investments	(2)	1	(1)

Retirement benefits adjustment:
Pensions
Net actuarial gain (loss) and prior service credit (cost)	(1,141)	397	(744)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income:*
Actuarial (gain) loss	211	(77)	134
Prior service (credit) cost	16	(6)	10
Settlements/curtailments	14	(4)	10
Health care and life insurance
Net actuarial gain (loss) and prior service credit (cost)	(493)	178	(315)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income:*
Actuarial (gain) loss	73	(27)	46
Prior service (credit) cost	(78)	29	(49)

Net unrealized gain (loss) on retirement benefits adjustment	(1,398)	490	(908)

Total other comprehensive income (loss)	$(1,388)	$491	$(897)

*
These accumulated other comprehensive income amounts are included in net periodic pension and postretirement costs. See Note 7 for additional detail.

	Before Tax Amount	Tax (Expense) Credit	After Tax Amount

2015
Cumulative translation adjustment	$(938)	$3	$(935)

Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(12)	4	(8)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	12	(4)	8
Foreign exchange contracts – Other operating expenses	(4)	2	(2)

Net unrealized gain (loss) on derivatives	(4)	2	(2)

Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	12	(4)	8
Reclassification of realized (gain) loss – Other income	(14)	5	(9)

Net unrealized gain (loss) on investments	(2)	1	(1)

Retirement benefits adjustment:
Pensions
Net actuarial gain (loss) and prior service credit (cost)	(427)	151	(276)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income:*
Actuarial (gain) loss	223	(81)	142
Prior service (credit) cost	25	(9)	16
Settlements/curtailments	11	(4)	7
Health care and life insurance
Net actuarial gain (loss) and prior service credit (cost)	145	(52)	93
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to net income:*
Actuarial (gain) loss	91	(34)	57
Prior service (credit) cost	(77)	29	(48)
Settlements/curtailments	1		1

Net unrealized gain (loss) on retirement benefits adjustment	(8)		(8)

Total other comprehensive income (loss)	$(952)	$6	$(946)

*
These accumulated other comprehensive income amounts are included in net periodic pension and postretirement costs. See Note 7 for additional detail.

The noncontrolling interests' comprehensive income (loss) was $.3 million in 2017, $(2.4) million in 2016, and $.5 million in 2015, which consisted of net income (loss) of $.1 million in 2017, $(2.4) million in 2016, and $.9 million in 2015 and cumulative translation adjustments of $.2 million in 2017, none in 2016, and $(.4) million in 2015.

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

The fair values of financial instruments that do not approximate the carrying values at October 29, 2017 and October 30, 2016 in millions of dollars follow:

	2017		2016

	Carrying Value	Fair Value*	Carrying Value	Fair Value*

Financing receivables – net	$25,104	$24,946	$23,702	$23,564

Financing receivables securitized – net	$4,159	$4,130	$5,127	$5,114

Short-term securitization borrowings	$4,119	$4,118	$4,998	$5,005

Long-term borrowings due within one year:
Equipment operations	$154	$154	$85	$80
Financial services	6,064	6,079	5,258	5,259

Total	$6,218	$6,233	$5,343	$5,339

Long-term borrowings:
Equipment operations	$5,491	$6,026	$4,565	$5,184
Financial services	20,400	20,606	19,138	19,273

Total	$25,891	$26,632	$23,703	$24,457

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

Assets and liabilities measured at October 29, 2017 and October 30, 2016 at fair value on a recurring basis in millions of dollars follow:

	2017*	2016*

Marketable securities
Equity fund	$48	$45
Fixed income fund	15	15
U.S. government debt securities	77	88
Municipal debt securities	39	43
Corporate debt securities	135	118
International debt securities	20	34
Mortgage-backed securities**	118	111

Total marketable securities	452	454
Other assets
Derivatives:
Interest rate contracts	116	294
Foreign exchange contracts	108	60
Cross-currency interest rate contracts	11	21

Total assets***	$687	$829

Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$131	$29
Foreign exchange contracts	26	43
Cross-currency interest rate contracts	1

Total liabilities	$158	$72

*
All measurements above were Level 2 measurements except for Level 1 measurements of the equity fund of $48 million and $45 million at October 29, 2017 and October 30, 2016, respectively, the fixed income fund of $15 million and $15 million at October 29, 2017 and October 30, 2016, respectively, and U.S. government debt securities of $44 million and $53 million at October 29, 2017 and October 30, 2016, respectively. In addition, $17 million and $28 million of the international debt securities were Level 3 measurements at October 29, 2017 and October 30, 2016, respectively. There were no transfers between Level 1 and Level 2 during 2017 and 2016.
**
Primarily issued by U.S. government sponsored enterprises.
***
Excluded from this table were cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

Fair value, recurring Level 3 measurements from available-for-sale marketable securities at October 29, 2017 and October 30, 2016 in millions of dollars follow:

	2017	2016

Beginning of period balance	$28	$29
Purchases		25
Principal payments	(13)	(22)
Change in unrealized gain (loss)	2	(4)

End of period balance	$17	$28

Fair value, nonrecurring measurements from impairments at October 29, 2017 and October 30, 2016 in millions of dollars follow:

	Fair Value*		Losses*

	2017	2016	2017	2016	2015

Equipment on operating leases – net		$654		$31	$10

Property and equipment – net		$31		$13	$10

Investments in unconsolidated affiliates	$28	$1	$40	$12

Other assets		$184		$29	$15

*
Fair value at October 29, 2017 was a Level 1 measurement, while fair values at October 30, 2016 were Level 3 measurements. See financing receivables with specific allowances in Note 12 that were not significant. See Note 5 for impairments.

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

Investment in Unconsolidated Affiliates – Other than temporary impairments for investments are measured as the difference between the implied fair value and the carrying value of the investments. The estimated fair value for privately held entities is determined by an income approach (discounted cash flows), which includes inputs such as interest rates and margins. The fair value for publicly traded entities is the share price multiplied by the shares owned (see Note 5).

Other Assets – The impairments are measured at the lower of the carrying amount, or fair value. The valuations were based on a market approach. The inputs include sales of comparable assets (see Note 5).

27. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/ pay-fixed interest rate contracts at October 29, 2017 and October 30, 2016 were $1,700 million and $1,600 million, respectively. The total notional amounts of the cross-currency interest rate contracts were $22 million and $42 million at October 29, 2017 and October 30, 2016, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in other comprehensive income (OCI) and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as cash flow hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any years presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of gain recorded in OCI at October 29, 2017 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $2 million after-tax. These contracts mature in up to 28 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 29, 2017 and October 30, 2016 were $8,661 million and $8,844 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a gain of $3 million and loss of $2 million in 2017 and 2016, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	2017	2016

Interest rate contracts*	$(284)	$7
Borrowings**	287	(9)
*
Includes changes in fair values of interest rate contracts excluding net accrued interest income of $79 million and $146 million during 2017 and 2016, respectively.
**
Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $243 million and $290 million during 2017 and 2016, respectively.

Derivatives Not Designated as Hedging Instruments

The company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings and purchases or sales of inventory. The total notional amounts of the interest rate swaps at October 29, 2017 and October 30, 2016 were $6,757 million and $6,060 million, the foreign exchange contracts were $8,499 million and $3,919 million, and the cross-currency interest rate contracts were $66 million and $63 million, respectively. The increase in the total notional amounts of foreign exchange contracts primarily relates to the Wirtgen acquisition, which closed on December 1, 2017 (see Note 30). At October 29, 2017 and October 30, 2016, there were also $253 million and $579 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 29, 2017 and October 30, 2016 in millions of dollars follow:

	2017	2016

Other Assets
Designated as hedging instruments:
Interest rate contracts	$74	$268
Cross-currency interest rate contracts	5	11

Total designated	79	279

Not designated as hedging instruments:
Interest rate contracts	42	26
Foreign exchange contracts	108	60
Cross-currency interest rate contracts	6	10

Total not designated	156	96

Total derivative assets	$235	$375

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$112	$10

Total designated	112	10

Not designated as hedging instruments:
Interest rate contracts	19	19
Foreign exchange contracts	26	43
Cross-currency interest rate contracts	1

Total not designated	46	62

Total derivative liabilities	$158	$72

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	2017	2016	2015

Fair Value Hedges
Interest rate contracts – Interest expense	$(205)	$153	$277
Cash Flow Hedges
Recognized in OCI
(Effective Portion):
Interest rate contracts – OCI (pretax)*	4	(3)	(16)
Foreign exchange contracts – OCI (pretax)*	(1)	1	4
Reclassified from OCI
(Effective Portion):
Interest rate contracts – Interest expense*	(2)	(7)	(12)
Foreign exchange contracts – Other expense*	(1)	1	4
Recognized Directly in Income
(Ineffective Portion)	**	**	**
Not Designated as Hedges
Interest rate contracts – Interest expense*	$11	$(1)	$(17)
Foreign exchange contracts – Cost of sales	(12)	(15)	97
Foreign exchange contracts – Other expense*	(106)	74	304

Total not designated	$(107)	$58	$384

*
Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.
**
The amounts are not significant.

Counterparty Risk and Collateral

Certain of the company's derivative agreements contain credit support provisions that may require the company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at October 29, 2017 and October 30, 2016, was $132 million and $29 million, respectively. The company, due to its credit rating and amounts of net liability position, has not posted any collateral. If the credit-risk-related contingent features were triggered, the company would be required to post collateral up to an amount equal to this liability position prior to considering applicable netting provisions.

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

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid at October 29, 2017 and October 30, 2016 in millions of dollars follows:

	Gross Amounts Recognized	Netting Arrangements	Collateral Received	Net Amount

2017
Assets	$235	$(65)		$170
Liabilities	158	(65)		93
2016
Assets	$375	$(32)	$(6)	$337
Liabilities	72	(32)		40

28. SEGMENT AND GEOGRAPHIC AREA DATA

The company's operations are presently organized and reported in three major business segments described as follows:

The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts – including large, medium and utility tractors; tractor loaders; combines, cotton pickers, cotton strippers, and sugarcane harvesters; related harvesting front-end equipment; sugarcane loaders and pull-behind scrapers; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology and solutions; and other outdoor power products.

The construction and forestry segment primarily manufactures and distributes a broad range of machines and service parts used in construction, earthmoving, material handling, and timber harvesting – including backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; and log skidders, feller bunchers, log loaders, log forwarders, log harvesters, and related attachments.

The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets.

The financial services segment primarily finances sales and leases by John Deere dealers of new and used agriculture and turf equipment and construction and forestry equipment. In addition, the financial services segment provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts, and offers extended equipment warranties.

Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine operating segment and geographic area data. Intersegment sales and revenues represent sales of components and finance charges, which are generally based on market prices.

Information relating to operations by operating segment in millions of dollars follows for the years ended October 29, 2017, October 30, 2016, and November 1, 2015. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2017, 2016, and 2015 were as follows: agriculture and turf net sales of $39 million, $31 million, and $49 million, construction and forestry net sales of $1 million, $1 million, and $1 million, and financial services revenues of $244 million, $225 million, and $225 million, respectively.

OPERATING SEGMENTS	2017	2016	2015

Net sales and revenues
Unaffiliated customers:
Agriculture and turf net sales	$20,167	$18,487	$19,812
Construction and forestry net sales	5,718	4,900	5,963

Total net sales	25,885	23,387	25,775
Financial services revenues	2,935	2,694	2,591
Other revenues*	918	563	497

Total	$29,738	$26,644	$28,863

*
Other revenues are primarily the equipment operations' revenues for finance and interest income, and other income as disclosed in Note 31, net of certain intercompany eliminations.

(continued)

OPERATING SEGMENTS	2017	2016	2015

Operating profit
Agriculture and turf	$2,484	$1,700	$1,649
Construction and forestry	337	180	528
Financial services*	722	709	963

Total operating profit	3,543	2,589	3,140

Interest income	55	48	61
Interest expense	(264)	(251)	(273)
Foreign exchange gains (losses) from equipment operations' financing activities	(12)	(12)	13
Corporate expenses – net	(192)	(153)	(160)
Income taxes	(971)	(700)	(840)

Total	(1,384)	(1,068)	(1,199)

Net income	2,159	1,521	1,941
Less: Net income (loss) attributable to noncontrolling interests		(3)	1

Net income attributable to Deere & Company	$2,159	$1,524	$1,940

*
Operating profit of the financial services business segment includes the effect of its interest expense and foreign exchange gains or losses.

Interest income*
Agriculture and turf	$16	$12	$14
Construction and forestry	1	1	2
Financial services	1,771	1,650	1,687
Corporate	55	48	61
Intercompany	(268)	(240)	(253)

Total	$1,575	$1,471	$1,511

*
Does not include finance rental income for equipment on operating leases.

Interest expense
Agriculture and turf	$182	$173	$160
Construction and forestry	53	44	45
Financial services	669	536	455
Corporate	264	251	273
Intercompany	(268)	(240)	(253)

Total	$900	$764	$680

Depreciation* and amortization expense
Agriculture and turf	$695	$667	$659
Construction and forestry	145	136	133
Financial services	876	757	590

Total	$1,716	$1,560	$1,382

*
Includes depreciation for equipment on operating leases.

Equity in income (loss) of unconsolidated affiliates
Agriculture and turf	$2	$9	$7
Construction and forestry	(27)	(13)	(7)
Financial services	1	2	1

Total	$(24)	$(2)	$1

(continued)

OPERATING SEGMENTS	2017	2016	2015

Identifiable operating assets
Agriculture and turf	$9,359	$8,405	$8,332
Construction and forestry	3,212	3,017	3,295
Financial services	42,596	40,837	40,866
Corporate*	10,619	5,659	5,390

Total	$65,786	$57,918	$57,883

*
Corporate assets are primarily the equipment operations' retirement benefits, deferred income tax assets, marketable securities, and cash and cash equivalents as disclosed in Note 31, net of certain intercompany eliminations.

Capital additions
Agriculture and turf	$485	$556	$522
Construction and forestry	114	115	138
Financial services	3	3	6

Total	$602	$674	$666

Investments in unconsolidated affiliates
Agriculture and turf	$25	$56	$116
Construction and forestry	143	165	177
Financial services	14	12	10

Total	$182	$233	$303

The company views and has historically disclosed its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada, shown below in millions of dollars. No individual foreign country's net sales and revenues were material for disclosure purposes.

GEOGRAPHIC AREAS	2017	2016	2015

Net sales and revenues
Unaffiliated customers:
U.S. and Canada:
Equipment operations net sales (88%)*	$15,031	$14,376	$16,498
Financial services revenues (79%)*	2,526	2,366	2,252

Total	17,557	16,742	18,750

Outside U.S. and Canada:
Equipment operations net sales	10,854	9,011	9,277
Financial services revenues	409	328	339

Total	11,263	9,339	9,616

Other revenues	918	563	497

Total	$29,738	$26,644	$28,863

*
The percentages indicate the approximate proportion of each amount that relates to the U.S. only and are based upon a three-year average for 2017, 2016, and 2015.

(continued)

GEOGRAPHIC AREAS	2017	2016	2015

Operating profit
U.S. and Canada:
Equipment operations	$1,724	$1,305	$1,643
Financial services	523	551	802

Total	2,247	1,856	2,445

Outside U.S. and Canada:
Equipment operations	1,097	575	534
Financial services	199	158	161

Total	1,296	733	695

Total	$3,543	$2,589	$3,140

Property and equipment
U.S.	$2,976	$3,077	$3,098
Germany	598	569	568
Other countries	1,494	1,525	1,515

Total	$5,068	$5,171	$5,181

29. SUPPLEMENTAL INFORMATION (UNAUDITED)

Common stock per share sales prices from New York Stock Exchange composite transactions quotations follow:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2017 Market price
High	$108.06	$113.15	$128.91	$133.25
Low	$88.06	$107.05	$110.79	$115.44
2016 Market price
High	$80.19	$85.68	$87.48	$88.09
Low	$71.78	$74.58	$77.71	$76.83

At October 29, 2017, there were 21,242 holders of record of the company's $1 par value common stock.

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. The company's fiscal year ends in October and its interim periods (quarters) end in January, April, and July. Such information is shown in millions of dollars except for per share amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2017*
Net sales and revenues	$5,625	$8,287	$7,808	$8,018
Net sales	4,698	7,260	6,833	7,094
Gross profit	901	1,815	1,568	1,668
Income before income taxes	328	1,169	890	767
Net income attributable to Deere & Company**	199	808	642	510
Per share data:
Basic**	.63	2.53	2.00	1.59
Diluted**	.62	2.50	1.97	1.57
Dividends declared	.60	.60	.60	.60
Dividends paid	.60	.60	.60	.60

(continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2016*
Net sales and revenues	$5,525	$7,875	$6,724	$6,520
Net sales	4,769	7,107	5,861	5,650
Gross profit	929	1,575	1,367	1,267
Income before income taxes	351	733	705	435
Net income attributable to Deere & Company	254	496	489	285
Per share data:
Basic	.80	1.57	1.55	.91
Diluted	.80	1.56	1.55	.90
Dividends declared	.60	.60	.60	.60
Dividends paid	.60	.60	.60	.60

Net income per share for each quarter must be computed independently. As a result, their sum may not equal the total net income per share for the year.

*
See Note 5 for "Special Items."
**
Presents restated first and second quarter values for the adoption of FASB ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. Net income attributable to Deere & Company was $194 million and $802 million, respectively. Adjustments to basic and diluted per share data were not significant.

30. SUBSEQUENT EVENTS

A quarterly dividend of $.60 per share was declared at the Board of Directors meeting on December 6, 2017, payable on February 1, 2018 to stockholders of record on December 29, 2017.

On December 1, 2017, the company acquired the stock and certain assets of substantially all of Wirtgen Group Holding GmbH's (Wirtgen) business operations. Wirtgen, which was a privately-held international company, is the leading manufacturer worldwide of road construction equipment. Headquartered in Germany, Wirtgen has six brands across the road construction sector spanning processing, mixing, paving, compaction, and rehabilitation. Wirtgen sells products in more than 100 countries and has approximately 8,200 employees. The total cash purchase price was €4,475 million (or approximately US $5,327 million based on the exchange rate at the closing date), a portion of which has been held in escrow to secure certain indemnity obligations of Wirtgen. In addition to the cash purchase price, the company assumed substantially all liabilities of Wirtgen. The company financed the acquisition and the transaction expenses from a combination of cash and new debt financing. Wirtgen will be included in the company's construction and forestry operating segment. Due to the recent closing of the acquisition, the formal process necessary to allocate the purchase price to the acquired assets and liabilities has not been completed. The purchase price allocation and proforma results of operations will be completed as soon as practicable within the measurement period.

In November 2017, the company's financial services operations entered into a retail note securitization using its bank conduit facility that resulted in securitization borrowings of approximately $985 million.

31. SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT For the Years Ended October 29, 2017, October 30, 2016, and November 1, 2015 (In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2017	2016	2015	2017	2016	2015
Net Sales and Revenues
Net sales	$25,885.1	$23,387.3	$25,775.2
Finance and interest income	71.7	61.1	77.0	$2,928.2	$2,690.1	$2,557.0
Other income	1,065.0	653.7	602.7	250.9	229.0	258.9

Total	27,021.8	24,102.1	26,454.9	3,179.1	2,919.1	2,815.9

Costs and Expenses
Cost of sales	19,935.2	18,250.8	20,145.2
Research and development expenses	1,367.7	1,389.1	1,425.1
Selling, administrative and general expenses	2,530.7	2,262.5	2,393.8	542.3	508.5	487.3
Interest expense	263.7	250.5	272.8	669.2	536.5	455.0
Interest compensation to Financial Services	234.5	216.6	204.8
Other operating expenses	257.0	215.7	195.0	1,246.8	1,167.0	911.7

Total	24,588.8	22,585.2	24,636.7	2,458.3	2,212.0	1,854.0

Income of Consolidated Group before Income Taxes	2,433.0	1,516.9	1,818.2	720.8	707.1	961.9
Provision for income taxes	726.0	459.0	509.9	245.1	241.1	330.2

Income of Consolidated Group	1,707.0	1,057.9	1,308.3	475.7	466.0	631.7

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	476.9	467.6	632.9	1.2	1.6	1.2
Other	(24.7)	(4.0)	(.3)

Total	452.2	463.6	632.6	1.2	1.6	1.2

Net Income	2,159.2	1,521.5	1,940.9	476.9	467.6	632.9
Less: Net income (loss) attributable to noncontrolling interests	..1	(2.4)	..9

Net Income Attributable to Deere & Company	$2,159.1	$1,523.9	$1,940.0	$476.9	$467.6	$632.9

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

31. SUPPLEMENTAL CONSOLIDATING DATA (continued)

BALANCE SHEET As of October 29, 2017 and October 30, 2016 (In millions of dollars except per share amounts)

	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2017	2016	2017	2016
ASSETS
Cash and cash equivalents	$8,168.4	$3,140.5	$1,166.5	$1,195.3
Marketable securities	20.2	34.2	431.4	419.3
Receivables from unconsolidated subsidiaries and affiliates	1,032.1	3,150.1
Trade accounts and notes receivable – net	876.3	654.2	4,134.1	3,370.5
Financing receivables – net		.4	25,104.1	23,701.9
Financing receivables securitized – net			4,158.8	5,126.5
Other receivables	1,045.6	855.4	195.5	164.0
Equipment on operating leases – net			6,593.7	5,901.5
Inventories	3,904.1	3,340.5
Property and equipment – net	5,017.3	5,118.5	50.4	52.1
Investments in unconsolidated subsidiaries and affiliates	4,812.3	4,697.0	13.8	11.9
Goodwill	1,033.3	815.7
Other intangible assets – net	218.0	104.1
Retirement benefits	538.1	93.6	16.9	20.5
Deferred income taxes	3,098.8	3,556.0	79.8	75.5
Other assets	973.9	834.9	651.4	798.1

Total Assets	$30,738.4	$26,395.1	$42,596.4	$40,837.1

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term borrowings	$375.5	$249.0	$9,659.8	$6,661.7
Short-term securitization borrowings			4,118.7	4,997.8
Payables to unconsolidated subsidiaries and affiliates	121.9	81.5	996.2	3,133.6
Accounts payable and accrued expenses	7,718.1	6,661.2	1,827.1	1,595.2
Deferred income taxes	115.6	87.3	857.7	745.9
Long-term borrowings	5,490.9	4,565.3	20,400.4	19,137.7
Retirement benefits and other liabilities	7,341.9	8,206.0	92.9	89.0

Total liabilities	21,163.9	19,850.3	37,952.8	36,360.9

Commitments and contingencies (Note 22)
Redeemable noncontrolling interest (Note 4)	14.0	14.0
STOCKHOLDERS' EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2017 and 2016), at paid-in amount	4,280.5	3,911.8	2,099.1	2,079.1
Common stock in treasury, 214,589,902 shares in 2017 and 221,663,380 shares in 2016, at cost	(15,460.8)	(15,677.1)
Retained earnings	25,301.3	23,911.3	2,782.0	2,670.3
Accumulated other comprehensive income (loss)	(4,563.7)	(5,626.0)	(237.5)	(273.2)

Total Deere & Company stockholders' equity	9,557.3	6,520.0	4,643.6	4,476.2
Noncontrolling interests	3.2	10.8

Total stockholders' equity	9,560.5	6,530.8	4,643.6	4,476.2

Total Liabilities and Stockholders' Equity	$30,738.4	$26,395.1	$42,596.4	$40,837.1

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

31. SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENT OF CASH FLOWS For the Years Ended October 29, 2017, October 30, 2016, and November 1, 2015 (In millions of dollars)

	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2017	2016	2015	2017	2016	2015
Cash Flows from Operating Activities
Net income	$2,159.2	$1,521.5	$1,940.9	$476.9	$467.6	$632.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9.9	8.2	5.5	88.4	86.1	49.9
Provision for depreciation and amortization	839.3	803.4	791.8	984.3	846.7	688.5
Impairment charges	39.8	25.4	15.3		59.7	19.5
Gain on sale of unconsolidated affiliates and investments	(375.1)	(74.5)
Undistributed earnings of unconsolidated subsidiaries and affiliates	(125.0)	94.0	46.6	(1.1)	(1.5)	(1.0)
Provision (credit) for deferred income taxes	(6.7)	13.2	(139.8)	106.8	269.5	121.4
Changes in assets and liabilities:
Trade receivables	(243.9)	(175.3)	113.4
Insurance receivables						333.4
Inventories	(504.3)	578.4	(17.0)
Accounts payable and accrued expenses	946.2	(169.6)	(253.8)	93.9	40.6	(245.4)
Accrued income taxes payable/receivable	(122.7)	18.2	(114.5)	38.5	(11.2)	(4.6)
Retirement benefits	(39.2)	232.4	414.3	7.3	6.2	13.2
Other	(139.5)	36.5	271.1	81.5	97.1	(25.7)

Net cash provided by operating activities	2,438.0	2,911.8	3,073.8	1,876.5	1,860.8	1,582.1

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)				15,963.2	15,831.4	16,266.1
Proceeds from maturities and sales of marketable securities	297.9	81.9	700.1	106.3	87.5	160.6
Proceeds from sales of equipment on operating leases				1,440.8	1,256.2	1,049.4
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	113.9	81.1				149.2
Cost of receivables acquired (excluding trade and wholesale)				(16,799.9)	(15,168.2)	(16,327.8)
Purchases of marketable securities		(59.4)	(60.0)	(118.0)	(111.8)	(94.9)
Purchases of property and equipment	(591.4)	(641.8)	(688.1)	(3.5)	(2.6)	(5.9)
Cost of equipment on operating leases acquired				(3,079.8)	(3,235.7)	(3,043.6)
Increase in investment in Financial Services	(20.0)	(28.2)	(27.4)
Acquisitions of businesses, net of cash acquired	(284.2)	(198.5)
Decrease (increase) in trade and wholesale receivables				(379.9)	492.5	657.0
Other	(32.7)	(55.2)	6.8	(26.5)	24.6	(45.1)

Net cash used for investing activities	(516.5)	(820.1)	(68.6)	(2,897.3)	(826.1)	(1,235.0)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	64.5	(207.2)	211.9	1,246.1	(1,006.4)	289.7
Change in intercompany receivables/payables	2,142.0	(756.0)	928.6	(2,142.0)	756.0	(928.6)
Proceeds from long-term borrowings	1,107.0	173.4	6.2	7,595.2	4,897.3	5,704.8
Payments of long-term borrowings	(66.3)	(72.8)	(214.2)	(5,330.7)	(5,194.8)	(4,649.0)
Proceeds from issuance of common stock	528.7	36.0	172.1
Repurchases of common stock	(6.2)	(205.4)	(2,770.7)
Capital investment from Equipment Operations				20.0	28.2	27.4
Dividends paid	(764.0)	(761.3)	(816.3)	(365.2)	(562.1)	(679.6)
Other	(54.4)	(36.7)	(45.4)	(33.4)	(28.0)	(26.7)

Net cash provided by (used for) financing activities	2,951.3	(1,830.0)	(2,527.8)	990.0	(1,109.8)	(262.0)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	155.1	(21.2)	(146.6)	2.0	8.2	(40.7)

Net Increase (Decrease) in Cash and Cash Equivalents	5,027.9	240.5	330.8	(28.8)	(66.9)	44.4
Cash and Cash Equivalents at Beginning of Year	3,140.5	2,900.0	2,569.2	1,195.3	1,262.2	1,217.8

Cash and Cash Equivalents at End of Year	$8,168.4	$3,140.5	$2,900.0	$1,166.5	$1,195.3	$1,262.2

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

DEERE & COMPANY
SELECTED FINANCIAL DATA
(Dollars in millions except per share amounts)

	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008
Net sales and revenues	$29,738	$26,644	$28,863	$36,067	$37,795	$36,157	$32,013	$26,005	$23,112	$28,438
Net sales	25,885	23,387	25,775	32,961	34,998	33,501	29,466	23,573	20,756	25,803
Finance and interest income	2,732	2,511	2,381	2,282	2,115	1,981	1,923	1,825	1,842	2,068
Research and development expenses	1,368	1,389	1,425	1,452	1,477	1,434	1,226	1,052	977	943
Selling, administrative and general expenses	3,067	2,764	2,873	3,284	3,606	3,417	3,169	2,969	2,781	2,960
Interest expense	900	764	680	664	741	783	759	811	1,042	1,137
Net income*	2,159	1,524	1,940	3,162	3,537	3,065	2,800	1,865	873	2,053
Return on net sales	8.3%	6.5%	7.5%	9.6%	10.1%	9.1%	9.5%	7.9%	4.2%	8.0%
Return on beginning Deere & Company stockholders' equity	33.1%	22.6%	21.4%	30.8%	51.7%	45.1%	44.5%	38.7%	13.4%	28.7%
Comprehensive income (loss)*	3,221	627	994	2,072	5,416	2,171	2,502	2,079	(1,333)	1,303

Net income per share – basic*	$6.76	$4.83	$5.81	$8.71	$9.18	$7.72	$6.71	$4.40	$2.07	$4.76
– diluted*	6.68	4.81	5.77	8.63	9.09	7.63	6.63	4.35	2.06	4.70
Dividends declared per share	2.40	2.40	2.40	2.22	1.99	1.79	1.52	1.16	1.12	1.06
Dividends paid per share	2.40	2.40	2.40	2.13	1.94	1.74	1.41	1.14	1.12	1.03
Average number of common shares outstanding (in millions) – basic	319.5	315.2	333.6	363.0	385.3	397.1	417.4	424.0	422.8	431.1
– diluted	323.3	316.6	336.0	366.1	389.2	401.5	422.4	428.6	424.4	436.3

Total assets**	$65,786	$57,918	$57,883	$61,267	$59,454	$56,193	$48,146	$43,186	$41,023	$38,696
Trade accounts and notes receivable – net	3,925	3,011	3,051	3,278	3,758	3,799	3,295	3,464	2,617	3,235
Financing receivables – net	25,104	23,702	24,809	27,422	25,633	22,159	19,924	17,682	15,255	16,017
Financing receivables securitized – net	4,159	5,127	4,835	4,602	4,153	3,618	2,905	2,238	3,108	1,645
Equipment on operating leases – net	6,594	5,902	4,970	4,016	3,152	2,528	2,150	1,936	1,733	1,639
Inventories	3,904	3,341	3,817	4,210	4,935	5,170	4,371	3,063	2,397	3,042
Property and equipment – net	5,068	5,171	5,181	5,578	5,467	5,012	4,352	3,791	4,532	4,128
Short-term borrowings:**
Equipment operations	375	249	464	434	1,080	425	529	85	490	218
Financial services	9,660	6,662	7,961	7,584	7,707	5,966	6,307	5,239	3,535	6,619

Total	10,035	6,911	8,425	8,018	8,787	6,391	6,836	5,324	4,025	6,837
Short-term securitization borrowings:**
Financial services	4,119	4,998	4,585	4,553	4,103	3,569	2,773	2,204	3,126	1,679
Long-term borrowings:**
Equipment operations	5,491	4,565	4,439	4,619	4,845	5,418	3,155	3,316	3,058	1,984
Financial services	20,400	19,138	19,336	19,699	16,673	16,970	13,764	13,424	14,232	11,880

Total	25,891	23,703	23,775	24,318	21,518	22,388	16,919	16,740	17,290	13,864
Total Deere & Company stockholders' equity	9,557	6,520	6,743	9,063	10,266	6,842	6,800	6,290	4,819	6,533

Book value per share*	$29.70	$20.71	$21.29	$26.23	$27.46	$17.64	$16.75	$14.90	$11.39	$15.47
Capital expenditures	$586	$668	$655	$1,004	$1,132	$1,360	$1,050	$795	$767	$1,117
Number of employees (at year end)	60,476	56,767	57,180	59,623	67,044	66,859	61,278	55,650	51,262	56,653

*
Attributable to Deere & Company.
**
Restated balances for adoption of FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. See Note 3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the "Company") as of October 29, 2017 and October 30, 2016, and the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholders' equity, and consolidated cash flows for each of the three years in the period ended October 29, 2017. Our audits also included the financial statement schedule listed in the Index under Part IV, Item 15(2). We also have audited the Company's internal control over financial reporting as of October 29, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 29, 2017 and October 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended October 29, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 29, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
December 18, 2017

Index to Exhibits

2.1	Share and Asset Sale and Purchase Agreement, dated May 31, 2017, between Deere & Company and Wirtgen Group Holding GmbH (Exhibit 2.1 to Form 8-K of registrant dated June 1, 2017*)
2.2
Accession Agreement to the Share and Asset Sale and Purchase Agreement, dated November 24, 2017, between Wirtgen Group Holding GmbH as Seller, Deere & Company as Purchaser, and Purchaser's Nominees: John Deere GmbH & Co. KG, John Deere Construction & Forestry Company, John Deere Asia (Singapore) Private Limited, John Deere Holding S.à r.L., John Deere India Private Limited, John Deere-Lanz Verwaltungs-GmbH, John Deere Proprietary Limited, WMT GmbH, and John Deere Technologies S.C.S.
2.3	First Amendment to the Share and Asset Sale and Purchase Agreement, dated November 24, 2017, between Deere & Company and Wirtgen Group Holding GmbH**
2.4
Second Amendment to the Share and Asset Sale and Purchase Agreement, dated December 1, 2017, between between Wirtgen Group Holding GmbH as Seller, Deere & Company as Purchaser, and Purchaser's Nominees: John Deere GmbH & Co. KG, John Deere Construction & Forestry Company, John Deere Asia (Singapore) Private Limited, John Deere Holding S.à r.L., John Deere India Private Limited, John Deere-Lanz Verwaltungs-GmbH, John Deere Proprietary Limited, WMT GmbH, and John Deere Technologies S.C.S.**
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
4.2
Indenture dated as of September 25, 2008 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to the registration statement on Form S-3ASR no. 333-153704, filed September 26, 2008, Securities and Exchange Commission file number 1-4121*)
4.3
Terms and Conditions of the Euro Medium Term Notes, published on February 2, 2017, applicable to the U.S. $3,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., and John Deere Cash Management S.A.

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

10.7	John Deere Short-Term Incentive Bonus Plan as amended February 25, 2015 (Appendix E to Proxy Statement of registrant filed January 14, 2015 Securities and Exchange Commission File Number 1-4121*)
10.8	John Deere Mid-Term Incentive Plan (Appendix A to Proxy Statement of registrant filed January 14, 2013, Securities and Exchange Commission File Number 1-4121*)
10.9	John Deere Omnibus Equity and Incentive Plan as amended February 25, 2015 (Appendix D to Proxy Statement of registrant filed January 14, 2015 Securities and Exchange Commission File Number 1-4121*)
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
10.12	Form of John Deere Restricted Stock Unit Grant for Directors (Exhibit 10.13 to Form 10-K of the registrant for the year ended October 31, 2008, Securities and Exchange Commission File Number 1-4121*)
10.13	Form of Nonemployee Director Restricted Stock Grant (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2004, Securities and Exchange Commission File Number 1-4121*)
10.14	John Deere Defined Contribution Restoration Plan as amended October 2016
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
10.18	Nonemployee Director Stock Ownership Plan (Appendix A to Proxy Statement of registrant filed on January 13, 2012, Securities and Exchange Commission File Number 1-4121*)
10.19	Deere & Company Nonemployee Director Deferred Compensation Plan, as amended October 2016
10.20	Change in Control Severance Program, effective August 26, 2009 (Exhibit 10 to Form 8-K of registrant dated August 26, 2009, Securities and Exchange Commission File Number 1-4121*)
10.21	Executive Incentive Award Recoupment Policy (Exhibit 10.9 to Form 10-Q of registrant for the quarter ended January 31, 2008, Securities and Exchange Commission File Number 1-4121*)
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
10.29
2021 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, dated February 17, 2017 (Exhibit 10.1 to form 10-Q of registrant for the quarter ended January 29, 2017, Securities and Exchange Commission File Number 1-4121*)
10.30
2022 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A. and Deutsche Bank Securities Inc., as documentation agents, and Bank of America, N.A., as syndication agent, dated February 17, 2017 (Exhibit 10.2 to form 10-Q of registrant for the quarter ended January 29, 2017, Securities and Exchange Commission File Number 1-4121*)
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
**
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Deere hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY
By:	/s/ Samuel R. Allen Samuel R. Allen Chairman and Chief Executive Officer

Date: December 18, 2017

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

Signature	Title		Date

)
/s/ Samuel R. Allen	Chairman, Chief Executive	)
Samuel R. Allen	Officer and Director	)
)
)
/s/ Vance D. Coffman	Director	)
Vance D. Coffman		)
)
)
/s/ Alan C. Heuberger	Director	)
Alan C. Heuberger		)
)
)
/s/ Michael O. Johanns	Director	)
Michael O. Johanns		)
)
)
/s/ Clayton M. Jones	Director	)
Clayton M. Jones		)
)
)
/s/ Brian M. Krzanich	Director	)
Brian M. Krzanich		)
)
)
/s/ Rajesh Kalathur	Senior Vice President and	)
Rajesh Kalathur	Chief Financial Officer	)	December 18, 2017
)
)

)
/s/ Gregory R. Page	Director	)
Gregory R. Page		)
)
)
/s/ Sherry M. Smith	Director	)
Sherry M. Smith		)
)
)
/s/ Dmitri L. Stockton	Director	)
Dmitri L. Stockton		)
)
)
/s/ Sheila G. Talton	Director	)
Sheila G. Talton		)
)
)

SCHEDULE II
DEERE & COMPANY AND CONSOLIDATED SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended October 29, 2017, October 30, 2016, and November 1, 2015 (in thousands of dollars)

Column A	Column B	Column C			Column D		Column E
		Additions
			Charged to other accounts		Deductions
	Balance at beginning of period	Charged to costs and expenses					Balance at end of period
Description			Description	Amount	Description	Amount
YEAR ENDED OCTOBER 29, 2017
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$44,913	$10,145	Bad debt recoveries	$319	Trade receivable write-offs	$3,398	$50,224
					Other-primarily translation	1,755
Financial services:
Trade receivable allowances	4,880	952	Bad debt recoveries	53	Trade receivable write-offs	239	5,694
			Other-primarily translation	48
Financing receivable allowances	176,440	87,525	Bad debt recoveries	40,835	Financing receivable write-offs	115,895	187,562
					Other-primarily translation	1,343

Consolidated receivable allowances	$226,233	$98,622		$41,255		$122,630	$243,480

YEAR ENDED OCTOBER 30, 2016
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$34,891	$8,132	Bad debt recoveries	$294	Trade receivable write-offs	$3,073	$44,913
			Other-primarily translation	4,669
Financial services:
Trade receivable allowances	5,932	2,893	Bad debt recoveries	81	Trade receivable write-offs	4,073	4,880
			Other-primarily translation	47
Financing receivable allowances	157,621	84,230	Bad debt recoveries	30,838	Financing receivable write-offs	103,111	176,440
			Other-primarily translation	6,862

Consolidated receivable allowances	$198,444	$95,255		$42,791		$110,257	$226,233

YEAR ENDED NOVEMBER 1, 2015
Allowance for credit losses:
Equipment operations:
Trade receivable allowances	$50,248	$5,270	Bad debt recoveries	$116	Trade receivable write-offs	$5,260	$34,891
					Other-primarily translation	15,483
Financial services:
Trade receivable allowances	5,298	1,172	Bad debt recoveries	230	Trade receivable write-offs	329	5,932
					Other-primarily translation	439
Financing receivable allowances	174,632	46,481	Bad debt recoveries	25,987	Financing receivable write-offs	66,807	157,621
					Other-primarily translation	22,672

Consolidated receivable allowances	$230,178	$52,923		$26,333		$110,990	$198,444