Form 10-Q
period 2018-01-28
DEERE & CO
filed 2018-03-01
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2018

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

Yes           No    X

At January 28, 2018, 323,787,852 shares of common stock, $1 par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended January 28, 2018 and January 29, 2017
(In millions of dollars and shares except per share amounts) Unaudited
	2018	2017
Net Sales and Revenues
Net sales	$5,973.9	$4,697.8
Finance and interest income	722.9	655.5
Other income	216.7	271.9
Total	6,913.5	5,625.2

Costs and Expenses
Cost of sales	4,704.5	3,781.5
Research and development expenses	356.8	312.1
Selling, administrative and general expenses	705.0	667.3
Interest expense	286.3	208.1
Other operating expenses	343.0	328.2
Total	6,395.6	5,297.2

Income of Consolidated Group before Income Taxes	517.9	328.0
Provision for income taxes	1,057.5	129.2
Income (Loss) of Consolidated Group	(539.6)	198.8
Equity in income (loss) of unconsolidated affiliates	4.9	(.4)
Net Income (Loss)	(534.7)	198.4
Less: Net income (loss) attributable to noncontrolling interests	.4	(.6)
Net Income (Loss) Attributable to Deere & Company	$(535.1)	$199.0

Per Share Data
Basic	$(1.66)	$.63
Diluted	$(1.66)	$.62

Average Shares Outstanding
Basic	322.8	316.7
Diluted	322.8	319.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended January 28, 2018 and January 29, 2017
(In millions of dollars) Unaudited
	2018	2017

Net Income (Loss)	$(534.7)	$198.4

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	46.3	43.0
Cumulative translation adjustment	223.3	(17.7)
Unrealized gain on derivatives	5.4	2.0
Unrealized loss on investments	(.2)	(5.8)
Other Comprehensive Income (Loss), Net of Income Taxes	274.8	21.5

Comprehensive Income (Loss) of Consolidated Group	(259.9)	219.9
Less: Comprehensive income (loss) attributable to noncontrolling interests	.5	(.6)
Comprehensive Income (Loss) Attributable to Deere & Company	$(260.4)	$220.5

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	January 28	October 29	January 29
	2018	2017	2017
Assets
Cash and cash equivalents	$3,915.1	$9,334.9	$3,890.0
Marketable securities	462.3	451.6	445.5
Receivables from unconsolidated affiliates	33.7	35.9	28.9
Trade accounts and notes receivable – net	4,684.6	3,924.9	3,236.3
Financing receivables – net	23,855.1	25,104.1	23,030.9
Financing receivables securitized – net	4,474.0	4,158.8	4,250.4
Other receivables	1,036.1	1,200.0	882.3
Equipment on operating leases – net	6,619.8	6,593.7	5,825.3
Inventories	6,614.2	3,904.1	3,959.6
Property and equipment – net	5,781.2	5,067.7	5,030.4
Investments in unconsolidated affiliates	194.0	182.5	220.9
Goodwill	3,111.8	1,033.3	809.2
Other intangible assets – net	1,659.5	218.0	95.5
Retirement benefits	580.3	538.2	133.7
Deferred income taxes	1,876.2	2,415.0	2,957.5
Other assets	1,679.6	1,623.6	1,499.8
Total Assets	$66,577.5	$65,786.3	$56,296.2

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$9,743.5	$10,035.3	$7,441.6
Short-term securitization borrowings	4,428.3	4,118.7	4,220.2
Payables to unconsolidated affiliates	118.0	121.9	94.7
Accounts payable and accrued expenses	8,489.7	8,417.0	6,334.5
Deferred income taxes	590.2	209.7	168.9
Long-term borrowings	26,421.8	25,891.3	22,916.6
Retirement benefits and other liabilities	7,507.1	7,417.9	8,270.4
Total liabilities	57,298.6	56,211.8	49,446.9

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	14.0	14.0	14.0

Stockholders’ Equity
Common stock, $1 par value (issued shares at January 28, 2018 – 536,431,204)	4,374.0	4,280.5	4,079.1
Common stock in treasury	(15,404.3)	(15,460.8)	(15,569.1)
Retained earnings	24,571.9	25,301.3	23,919.6
Accumulated other comprehensive income (loss)	(4,289.0)	(4,563.7)	(5,604.5)
Total Deere & Company stockholders’ equity	9,252.6	9,557.3	6,825.1
Noncontrolling interests	12.3	3.2	10.2
Total stockholders’ equity	9,264.9	9,560.5	6,835.3
Total Liabilities and Stockholders’ Equity	$66,577.5	$65,786.3	$56,296.2

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 28, 2018 and January 29, 2017
(In millions of dollars) Unaudited
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(534.7)	$198.4
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Provision for credit losses	2.5	6.5
Provision for depreciation and amortization	463.2	415.7
Share-based compensation expense	16.7	18.2
Undistributed earnings of unconsolidated affiliates	(6.6)	(1.0)
Provision for deferred income taxes	479.7	11.9
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(34.9)	61.9
Inventories	(1,238.8)	(743.1)
Accounts payable and accrued expenses	(915.1)	(717.7)
Accrued income taxes payable/receivable	425.1	10.1
Retirement benefits	65.6	46.5
Other	(19.5)	(44.1)
Net cash used for operating activities	(1,296.8)	(736.7)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	5,226.1	4,814.8
Proceeds from maturities and sales of marketable securities	13.1	23.7
Proceeds from sales of equipment on operating leases	339.6	368.2
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	49.7	113.9
Cost of receivables acquired (excluding receivables related to sales)	(4,006.6)	(3,644.6)
Acquisitions of businesses, net of cash acquired	(5,129.7)
Purchases of marketable securities	(24.3)	(21.7)
Purchases of property and equipment	(176.3)	(155.2)
Cost of equipment on operating leases acquired	(365.7)	(382.6)
Other	(16.2)	(12.1)
Net cash provided by (used for) investing activities	(4,090.3)	1,104.4

Cash Flows from Financing Activities
Decrease in total short-term borrowings	(535.5)	(1,064.9)
Proceeds from long-term borrowings	2,262.1	1,295.8
Payments of long-term borrowings	(1,871.2)	(1,048.9)
Proceeds from issuance of common stock	143.0	263.3
Repurchases of common stock	(9.7)	(6.2)
Dividends paid	(193.0)	(188.9)
Other	(26.7)	(24.4)
Net cash used for financing activities	(231.0)	(774.2)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	198.3	(39.3)

Net Decrease in Cash and Cash Equivalents	(5,419.8)	(445.8)
Cash and Cash Equivalents at Beginning of Period	9,334.9	4,335.8
Cash and Cash Equivalents at End of Period	$3,915.1	$3,890.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three Months Ended January 28, 2018 and January 29, 2017
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Balance October 30, 2016	$6,530.8	$3,911.8	$(15,677.1)	$23,911.3	$(5,626.0)	$10.8	$14.0
Net income (loss)	198.4			199.0		(.6)
Other comprehensive income	21.5				21.5
Repurchases of common stock	(6.2)		(6.2)
Treasury shares reissued	114.2		114.2
Dividends declared	(190.9)			(190.9)
Stock options and other	167.5	167.3		.2
Balance January 29, 2017	$6,835.3	$4,079.1	$(15,569.1)	$23,919.6	$(5,604.5)	$10.2	14.0

Balance October 29, 2017	$9,560.5	$4,280.5	$(15,460.8)	$25,301.3	$(4,563.7)	$3.2	$14.0
Net income (loss)	(534.7)			(535.1)		.4
Other comprehensive income	274.8				274.7	.1
Repurchases of common stock	(9.7)		(9.7)
Treasury shares reissued	66.2		66.2
Dividends declared	(194.3)			(194.3)
Acquisitions (Note 18)	8.7					8.7
Stock options and other	93.4	93.5				(.1)
Balance January 28, 2018	$9,264.9	$4,374.0	$(15,404.3)	$24,571.9	$(4,289.0)	$12.3	$14.0

 See Condensed Notes to Interim Consolidated Financial Statements.

Condensed Notes to Interim Consolidated Financial Statements (Unaudited)

(1)  The information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations – Includes the Company’s agriculture and turf operations and construction and forestry operations with financial services reflected on the equity basis. On December 1, 2017, the Company acquired the stock and certain assets of substantially all of Wirtgen Group Holding GmbH (Wirtgen). Wirtgen results are included in the construction and forestry operations (see Note 18).

Financial Services – Includes primarily the Company’s financing operations.

Consolidated – Represents the consolidation of the equipment operations and financial services. References to "Deere & Company" or "the Company" refer to the entire enterprise.

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal year 2018 and 2017 were January 28, 2018 and January 29, 2017, respectively. Both periods contained 13 weeks.

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

The Company had the following non-cash operating and investing activities that were not included in the Statement of Consolidated Cash Flows. The Company transferred inventory to equipment on operating leases of approximately $139 million and $119 million in the first three months of 2018 and 2017, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $27 million and $29 million at January 28, 2018 and January 29, 2017, respectively.

(3)  New accounting standards adopted are as follows:

In the first quarter of 2018, the Company early adopted Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends Accounting Standards Codification (ASC) 715, Compensation – Retirement Benefits. This ASU required that employers report only the service cost component of the total defined benefit pension and postretirement benefit cost in the same income statement lines as compensation for the participating employees. The other components of these benefit costs are reported outside of operating profit in the income statement line other operating expenses. The ASU was adopted on a retrospective basis that increased first quarter of 2018 and 2017 operating profit by $8 million and $7 million, respectively. The income statement line changes for the first quarter of 2017 were cost of sales decreased $16 million, research and development expenses increased $1 million, selling, administrative and general expenses increased $8 million, and other operating expenses increased $7 million. In addition, only the service cost component of the benefit costs is eligible for capitalization, which was adopted beginning the first quarter of 2018.

In the third quarter of 2017, the Company early adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. This ASU changes the treatment of share based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting, instead of common stock. As required, this change was reflected for all periods in fiscal year 2017. Net income increased in the first quarter fiscal year 2017 by approximately $5 million. The ASU also modified the presentation of excess tax benefits in the statement of consolidated cash flows by including that amount with other income tax cash flows as an operating activity and no longer presented separately as a financing activity. This change was recognized through a retrospective application that increased net cash flow provided by operating activities by approximately $5 million in the first quarter fiscal year 2017. The ASU also requires that cash paid by an employer when directly withholding shares for tax withholding purposes should be presented as a financing activity in the statement of consolidated cash flows, which is the Company’s existing presentation. The Company will continue to recognize the impact of share-based payment award forfeitures as the forfeitures occur.

In the first quarter of 2018, the Company adopted ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which amends ASC 323, Investments – Equity Method and Joint Ventures, which did not have a material effect on the Company’s consolidated financial statements.

New accounting standards to be adopted are as follows:

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue. The FASB issued several amendments clarifying various aspects of the ASU, including revenue transactions that involve a third party, goods or services that are immaterial in the context of the contract, and licensing arrangements. The Company will adopt the ASU effective the first quarter of fiscal year 2019 using a modified retrospective method. The Company’s evaluation of the ASU is largely complete, with the exception of the Wirtgen acquisition (see Note 18). The ASU requires that a gross asset and liability rather than a net liability be recorded for the value of estimated service parts returns and the related refund liability. The gross asset will be recorded in other assets and the gross liability will be recorded in accounts payable and accrued expenses. In addition, certain revenue disclosures will be expanded. At this point of the evaluation, the Company has not identified an item that will have a material effect on the Company’s consolidated financial statements. The Company continues to evaluate the ASU’s potential effects on the consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC 825-10, Financial Instruments - Overall. This ASU changes the treatment for available-for-sale equity investments by recognizing unrealized fair value changes directly in net income and no longer in Other Comprehensive Income (OCI). The effective date will be the first quarter of fiscal year 2019. Early adoption of the provisions affecting the Company is not permitted. The ASU will be adopted with a cumulative-effect adjustment to the balance sheet in the year of adoption. The Company is evaluating the potential effects on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU does not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. The ASU currently requires that lessees and lessors use a modified retrospective transition approach. In January 2018, the FASB issued an exposure draft to provide for an adoption option that would not require earlier periods to be restated at the adoption date. The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. The Company is evaluating the potential adoption options and the effects on the consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which amends ASC 740, Income Taxes. This ASU requires that the income tax consequences of an intra-entity asset transfer other than inventory are recognized at the time of the transfer. The effective date will be the first quarter of fiscal year 2019. The ASU will be adopted using a modified-retrospective transition approach. The adoption will not have a material effect on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC 220, Income Statement – Reporting Comprehensive Income. In December 2017, the U.S. government enacted new tax legislation (tax reform). Included in the provisions of tax reform is a reduction of the corporate income tax rate from 35 percent to 21 percent. Accounting principles generally accepted in the U.S. require that deferred taxes are remeasured to the new corporate tax rate in the period legislation is enacted. The deferred tax adjustment is recorded in the provision for income taxes, including items for which the tax effects were originally recorded in OCI. This treatment results in the items in OCI not reflecting the appropriate tax rate, which are referred to as stranded tax effects. This ASU allows a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from tax reform. The effective date is fiscal year 2020, with early adoption permitted, including in interim periods. The ASU can be adopted at the beginning of an interim or annual period or retrospectively to each period affected by tax reform. The Company is evaluating the potential effects of the ASU on the consolidated financial statements. The effects of tax reform on the Company’s consolidated financial statements are outlined in Note 8.

(4)  The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Investments	Income (Loss)
Balance October 30, 2016	$(4,409)	$(1,229)	$1	$11	$(5,626)
Other comprehensive income (loss) items before reclassification	(1)	(18)	2	(5)	(22)
Amounts reclassified from accumulated other comprehensive income	44			(1)	43
Net current period other comprehensive income (loss)	43	(18)	2	(6)	21
Balance January 29, 2017	$(4,366)	$(1,247)	$3	$5	$(5,605)

Balance October 29, 2017	$(3,580)	$(999)	$5	$10	$(4,564)
Other comprehensive income (loss) items before reclassification	5	224	5		234
Amounts reclassified from accumulated other comprehensive income	41				41
Net current period other comprehensive income (loss)	46	224	5		275
Balance January 28, 2018	$(3,534)	$(775)	$10	$10	$(4,289)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 28, 2018	Amount	Credit	Amount
Cumulative translation adjustment	$225	$(1)	$224
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	8	(3)	5
Reclassification of realized (gain) loss
Net unrealized gain (loss) on derivatives	8	(3)	5
Net unrealized gain (loss) on investments
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	7	(2)	5
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	61	(20)	41
Prior service (credit) cost	3	(1)	2
Health care and life insurance
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	16	(5)	11
Prior service (credit) cost	(19)	6	(13)
Net unrealized gain (loss) on retirement benefits adjustments	68	(22)	46
Total other comprehensive income (loss)	$301	$(26)	$275

* These accumulated other comprehensive income amounts are components of net periodic pension and postretirement costs. See Note 7 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 29, 2017	Amount	Credit	Amount
Cumulative translation adjustment	$(19)	$1	$(18)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	4	(2)	2
Reclassification of realized (gain) loss to:
Foreign exchange contracts – Other operating expenses	(1)	1
Net unrealized gain (loss) on derivatives	3	(1)	2
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(7)	2	(5)
Reclassification of realized (gain) loss – Other income	(1)		(1)
Net unrealized gain (loss) on investments	(8)	2	(6)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(1)		(1)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	60	(22)	38
Prior service (credit) cost	3	(1)	2
Health care and life insurance
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	25	(9)	16
Prior service (credit) cost	(19)	7	(12)
Net unrealized gain (loss) on retirement benefits adjustments	68	(25)	43
Total other comprehensive income (loss)	$44	$(23)	$21

*  These accumulated other comprehensive income amounts are components of net periodic pension and postretirement costs. See Note 7 for additional detail.

In the first quarter of 2018 and 2017, the noncontrolling interests’ comprehensive income (loss) was $.5 million and $(.6) million, respectively, which consisted of net income (loss) of $.4 million and $(.6) million and cumulative translation adjustments of $.1 million and none, respectively.

(5)  Dividends declared and paid on a per share basis were as follows:

	Three Months Ended
	January 28	January 29
	2018	2017
Dividends declared	$.60	$.60
Dividends paid	$.60	$.60

(6)  A  reconciliation of basic and diluted net income (loss) per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended
	January 28	January 29
	2018	2017
Net income (loss) attributable to Deere & Company	$(535.1)	$199.0
Less income allocable to participating securities		.1
Income (loss) allocable to common stock	$(535.1)	$198.9
Average shares outstanding	322.8	316.7
Basic per share	$(1.66)	$.63

Average shares outstanding	322.8	316.7
Effect of dilutive share-based compensation		3.0
Total potential shares outstanding	322.8	319.7
Diluted per share	$(1.66)	$.62

During the first quarter of 2018 and 2017, 5.3 million shares and .2 million shares, respectively, were excluded from the computation because the incremental shares would have been antidilutive.

(7)  The Company has several defined benefit pension plans and defined postretirement health care and life insurance plans covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended
	January 28	January 29
	2018	2017
Service cost	$72	$68
Interest cost	98	90
Expected return on plan assets	(194)	(197)
Amortization of actuarial loss	61	60
Amortization of prior service cost	3	3
Net cost	$40	$24

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended
	January 28	January 29
	2018	2017
Service cost	$11	$10
Interest cost	48	49
Expected return on plan assets	(5)	(4)
Amortization of actuarial loss	16	25
Amortization of prior service credit	(19)	(19)
Net cost	$51	$61

The components of net periodic pension and postretirement benefits cost excluding the service cost component are included in the line item other operating expenses in the Statement of Consolidated Income.

During the first three months of 2018, the Company contributed approximately $12 million to its pension plans and $21 million to its postretirement benefit plans. The Company presently anticipates contributing an additional $56 million to its pension plans and $53 million to its postretirement benefit plans during the remainder of fiscal year 2018. These contributions primarily include payments from Company funds to make direct payments to plan participants. The Company is also evaluating additional, voluntary contributions to its U.S. pension and postretirement plans in 2018. The amount and timing of additional contributions, if any, will be at the discretion of the Company’s board of directors or a committee thereof and will be based on the Company’s liquidity and ability to make U.S. tax-deductible contributions applicable to tax year 2017.

(8)  On December 22, 2017, the U.S. government enacted new tax legislation (tax reform). The primary provisions of tax reform expected to impact the Company in fiscal year 2018 are a reduction to the corporate income tax rate from 35 percent to 21 percent and a transition from a worldwide corporate tax system to a territorial tax system. The reduction in the corporate income tax rate requires the Company to remeasure its net deferred tax assets to the new corporate tax rate and the transition to a territorial tax system requires payment of a one-time tax on deemed repatriation of undistributed and previously untaxed non-U.S. earnings. Primarily as a result of those provisions of tax reform, the Company recorded a net provisional income tax expense of $965 million in the first quarter of 2018. The net provisional income tax expense was a charge of $1,243 million for the equipment operations and a tax benefit of $278 million for financial services. The discrete tax expense related to the remeasurement of the Company’s net deferred tax assets to the new corporate income tax rate was $715 million and the deemed earnings repatriation tax was $262 million. The discrete tax expense was partially offset by a net benefit of $12 million, primarily related to the lower income tax rate on the first quarter of 2018 income. The provisional tax expense related to the remeasurement of the net deferred tax assets is a non-cash charge. The Company currently plans to pay the deemed repatriation tax over an eight year period, as allowed by tax reform.

The 21 percent corporate income tax rate is effective January 1, 2018. Based on the Company’s October fiscal year end, the U.S. statutory income tax rate for fiscal year 2018 will be approximately 23.3 percent.

The first quarter 2018 tax expense is provisional as outlined below and may change. Tax reform includes expanded bonus depreciation provisions that allow for an immediate tax deduction of certain capital expenses, which could affect the Company’s 2017 U.S. taxable income. The Company completed a preliminary assessment of earnings that could be repatriated based on reinvestment needs of non-U.S. operations and earnings available for repatriation. The estimated withholding tax that would be incurred from the repatriation of those earnings is included in the first quarter of 2018 provisional income tax expense. The Company continues to analyze the provisions of tax reform addressing the net deferred tax asset remeasurement and its calculations, the deemed earnings repatriation, including the determination of undistributed non-U.S. earnings, and evaluate potential Company actions, including repatriating additional non-U.S. earnings and actions that could affect the Company’s 2017 U.S. taxable income. In addition, the Company continues to prepare its 2017 U.S. income tax returns, undergo income tax audits, and monitor potential legislative action and regulatory interpretations of tax reform.

Based on the effective date of certain provisions, the Company will be subject to additional requirements of tax reform beginning in fiscal year 2019. Those provisions include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion tax benefits (BEAT) from certain payments between a U.S. corporation and foreign subsidiaries, a limitation of certain executive compensation, a deduction for foreign derived intangible income (FDII), and interest expense limitations. The Company has not completed its analysis of those provisions and the estimated impact. The Company also has not determined its accounting policy to treat the taxes due on GILTI as a period cost or include them in the determination of deferred taxes.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 that allows for a measurement period up to one year after the enactment date of tax reform to complete the accounting requirements. The Company will complete the adjustments related to tax reform within the allowed period.

The Company’s unrecognized tax benefits at January 28, 2018 were $405 million, compared to $221 million at October 29, 2017. The liability at January 28, 2018, October 29, 2017, and January 29, 2017 consisted of approximately $149 million, $86 million, and $77 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(9)  Worldwide net sales and revenues, operating profit, and identifiable assets by segment in millions of dollars follow:

	Three Months Ended
	January 28	January 29%
	2018	2017	Change
Net sales and revenues:
Agriculture and turf	$4,243	$3,598	+18
Construction and forestry	1,731	1,100	+57
Total net sales	5,974	4,698	+27
Financial services	776	696	+11
Other revenues	163	231	-29
Total net sales and revenues	$6,913	$5,625	+23
Operating profit: *
Agriculture and turf	$387	$218	+78
Construction and forestry	32	37	-14
Financial services	217	167	+30
Total operating profit	636	422	+51
Reconciling items **	(113)	(94)	+20
Income taxes	(1,058)	(129)	+720
Net income (loss) attributable to Deere & Company	$(535)	$199

Intersegment sales and revenues:
Agriculture and turf net sales	$9	$7	+29
Construction and forestry net sales
Financial services	63	49	+29

Equipment operations outside the U.S. and Canada:
Net sales	$2,509	$1,892	+33
Operating profit	146	76	+92

	January 28	October 29
	2018	2017
Identifiable assets:
Agriculture and turf	$10,272	$9,359	+10
Construction and forestry	9,900	3,212	+208
Financial services	42,302	42,596	-1
Corporate	4,103	10,619	-61
Total assets	$66,577	$65,786	+1

* Operating profit is income from continuing operations before corporate expenses, certain external interest expense, certain foreign exchange gains and losses, and income taxes. Operating profit of the financial services segment includes the effect of interest expense and foreign exchange gains and losses.

** Reconciling items are primarily corporate expenses, certain external interest expense, certain foreign exchange gains and losses, pension and postretirement benefit costs excluding the service cost component, and net income attributable to noncontrolling interests.

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	January 28, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$149	$49	$59	$257
Construction and forestry	78	38	39	155
Other:
Agriculture and turf	51	20	6	77
Construction and forestry	9	5	2	16
Total	$287	$112	$106	$505

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$257	$185	$17,287	$17,729
Construction and forestry	155	36	2,869	3,060
Other:
Agriculture and turf	77	13	6,481	6,571
Construction and forestry	16	4	1,139	1,159
Total	$505	$238	$27,776	28,519
Less allowance for credit losses				190
Total financing receivables – net				$28,329

	October 29, 2017
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$118	$54	$49	$221
Construction and forestry	75	33	39	147
Other:
Agriculture and turf	27	14	7	48
Construction and forestry	11	6	2	19
Total	$231	$107	$97	$435

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$221	$173	$17,508	$17,902
Construction and forestry	147	30	2,618	2,795
Other:
Agriculture and turf	48	12	7,610	7,670
Construction and forestry	19	5	1,059	1,083
Total	$435	$220	$28,795	29,450
Less allowance for credit losses				187
Total financing receivables – net				$29,263

	January 29, 2017
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$135	$71	$80	$286
Construction and forestry	70	41	28	139
Other:
Agriculture and turf	44	19	5	68
Construction and forestry	9	4	4	17
Total	$258	$135	$117	$510

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$286	$175	$16,878	$17,339
Construction and forestry	139	36	2,546	2,721
Other:
Agriculture and turf	68	12	6,374	6,454
Construction and forestry	17	6	919	942
Total	$510	$229	$26,717	27,456
Less allowance for credit losses				175
Total financing receivables – net				$27,281

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended January 28, 2018
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$121	$40	$26	$187
Provision			2	2
Write-offs	(7)	(5)	(1)	(13)
Recoveries	6	5		11
Translation adjustments	3			3
End of period balance *	$123	$40	$27	$190

Financing receivables:
End of period balance	$20,789	$2,652	$5,078	$28,519
Balance individually evaluated **	$101	$2	$16	$119

	Three Months Ended January 29, 2017
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$113	$40	$23	$176
Provision (credit)	8	(2)	1	7
Write-offs	(12)	(3)	(1)	(16)
Recoveries	2	6		8
End of period balance *	$111	$41	$23	$175

Financing receivables:
End of period balance	$20,060	$2,460	$4,936	$27,456
Balance individually evaluated **	$109	$5	$18	$132

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
January 28, 2018*
Receivables with specific allowance ***	$30	$28	$9	$32
Receivables without a specific allowance ***	34	33		31
Total	$64	$61	$9	$63
Agriculture and turf	$47	$45	$9	$47
Construction and forestry	$17	$16		$16

October 29, 2017*
Receivables with specific allowance **	$36	$33	$10	$30
Receivables without a specific allowance ***	28	27		24
Total	$64	$60	$10	$54
Agriculture and turf	$49	$46	$10	$38
Construction and forestry	$15	$14		$16

January 29, 2017*
Receivables with specific allowance **	$24	$22	$7	$26
Receivables without a specific allowance ***	27	26		27
Total	$51	$48	$7	$53
Agriculture and turf	$28	$27	$6	$30
Construction and forestry	$23	$21	$1	$23

*   Finance income recognized was not material.

**  Primarily retail notes.

***   Primarily retail notes and wholesale receivables.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first three months of 2018, the Company identified 102 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $5.6 million pre-modification and $5.3 million post-modification. During the first three months of 2017, there were 165 financing receivable contracts, primarily retail notes, identified as troubled debt restructurings with aggregate balances of $3.5 million pre-modification and $2.8 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At January 28, 2018, the Company had commitments to lend approximately $9 million to borrowers whose accounts were modified in troubled debt restructurings.

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

In these securitizations, the retail notes are transferred to certain SPEs or to non-VIE banking operations, which in turn issue debt to investors. The debt securities issued to the third party investors resulted in secured borrowings, which are recorded as “Short-term securitization borrowings” on the balance sheet. The securitized retail notes are recorded as “Financing receivables securitized – net” on the balance sheet. The total restricted assets on the consolidated balance sheet related to these securitizations include the financing receivables securitized less an allowance for credit losses, and other assets primarily representing restricted cash. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,128 million, $2,631 million, and $2,213 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,092 million, $2,571 million, and $2,175 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $809 million, $478 million, and $491 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $774 million, $454 million, and $468 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,653 million, $1,155 million, and $1,655 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,565 million, $1,096 million, and $1,580 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

January 28, 2018
Carrying value of liabilities	$1,565
Maximum exposure to loss	1,653

The total assets of unconsolidated VIEs related to securitizations were approximately $43 billion at January 28, 2018.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	January 28	October 29	January 29
	2018	2017	2017
Financing receivables securitized (retail notes)	$4,487	$4,172	$4,262
Allowance for credit losses	(13)	(13)	(12)
Other assets	116	105	109
Total restricted securitized assets	$4,590	$4,264	$4,359

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	January 28	October 29	January 29
	2018	2017	2017
Short-term securitization borrowings	$4,428	$4,119	$4,220
Accrued interest on borrowings	3	2	3
Total liabilities related to restricted securitized assets	$4,431	$4,121	$4,223

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At January 28, 2018, the maximum remaining term of all securitized retail notes was approximately seven years.

(12)  Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 28	October 29	January 29
	2018	2017	2017
Raw materials and supplies	$2,191	$1,688	$1,453
Work-in-process	924	495	564
Finished goods and parts	4,980	3,182	3,379
Total FIFO value	8,095	5,365	5,396
Less adjustment to LIFO value	1,481	1,461	1,436
Inventories	$6,614	$3,904	$3,960

(13)  The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Goodwill at October 30, 2016	$323	$493	$816
Translation adjustments	(5)	(2)	(7)
Goodwill at January 29, 2017	$318	$491	$809

Goodwill at October 29, 2017	$521	$512	$1,033
Acquisitions *		2,062	2,062
Divestitures **		(10)	(10)
Translation adjustments	9	18	27
Goodwill at January 28, 2018	$530	$2,582	$3,112

*  See Note 18.

** See Note 19.

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	January 28	October 29	January 29
	(Years)	2018	2017	2017
Amortized intangible assets:
Customer lists and relationships	16	$587	$42	$41
Technology, patents, trademarks, and other	18	1,050	139	127
Total at cost		1,637	181	168
Less accumulated amortization **		100	86	72
Total		1,537	95	96
Unamortized intangible assets:
In-process research and development		123	123
Other intangible assets – net		$1,660	$218	$96

*  Weighted-averages

** Accumulated amortization at January 28, 2018, October 29, 2017, and January 29, 2017 for customer lists and relationships totaled $21 million, $17 million, and $13 million and technology, patents, trademarks, and other totaled $79 million, $69 million, and $59 million, respectively.

The amortization of other intangible assets in the first quarter of 2018 and 2017 was $13 million and $5 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2018 – $89, 2019 – $117, 2020 – $104, 2021 – $100, and 2022 – $99.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $471 million and $440 million at January 28, 2018 and January 29, 2017, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended
	January 28	January 29
	2018	2017
Beginning of period balance	$1,468	$1,226
Payments	(216)	(164)
Amortization of premiums received	(56)	(43)
Accruals for warranties	193	231
Premiums received	61	40
Acquisitions *	80
Foreign exchange	20	(5)
End of period balance	$1,550	$1,285

*  See Note 18.

At January 28, 2018, the Company had approximately $402 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At January 28, 2018, the Company had accrued losses of approximately $16 million under these agreements. The maximum remaining term of the receivables guaranteed at January 28, 2018 was approximately eight years.

At January 28, 2018, the Company had commitments of approximately $289 million for the construction and acquisition of property and equipment. Also, at January 28, 2018, the Company had restricted assets of $128 million, primarily as collateral for borrowings and restricted other assets. See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $85 million at January 28, 2018. The accrued liability for these contingencies was not material at January 28, 2018.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, and trademark matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

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

The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	January 28, 2018		October 29, 2017		January 29, 2017
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables – net:
Equipment operations	$52	$51			$1	$1
Financial services	23,803	23,597	$25,104	$24,946	23,030	22,841
Total	$23,855	$23,648	$25,104	$24,946	$23,031	$22,842

Financing receivables securitized – net:
Equipment operations	$125	$125
Financial services	4,349	4,303	$4,159	$4,130	$4,250	$4,218
Total	$4,474	$4,428	$4,159	$4,130	$4,250	$4,218

Short-term securitization borrowings:
Equipment operations	$126	$126
Financial services	4,302	4,293	$4,119	$4,118	$4,220	$4,220
Total	$4,428	$4,419	$4,119	$4,118	$4,220	$4,220

Long-term borrowings due within one year:
Equipment operations	$289	$289	$154	$154	$122	$115
Financial services	6,124	6,127	6,064	6,079	6,038	6,037
Total	$6,413	$6,416	$6,218	$6,233	$6,160	$6,152

Long-term borrowings:
Equipment operations	$5,573	$6,076	$5,491	$6,026	$4,534	$5,004
Financial services	20,849	21,023	20,400	20,606	18,383	18,513
Total	$26,422	$27,099	$25,891	$26,632	$22,917	$23,517

* Fair value measurements above were Level 3 for all financing receivables, Level 3 for equipment operations short-term securitization borrowings, and Level 2 for all other borrowings.

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	January 28	October 29	January 29
	2018*	2017*	2017*
Marketable securities
Equity fund	$52	$48	$45
Fixed income fund	14	15	14
U.S. government debt securities	75	77	82
Municipal debt securities	41	39	38
Corporate debt securities	137	135	124
International debt securities	18	20	29
Mortgage-backed securities **	125	118	113
Total marketable securities	462	452	445
Other assets
Derivatives:
Interest rate contracts	94	116	144
Foreign exchange contracts	31	108	21
Cross-currency interest rate contracts	8	11	24
Total assets ***	$595	$687	$634
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$248	$131	$102
Foreign exchange contracts	124	26	68
Cross-currency interest rate contracts	2	1
Total liabilities	$374	$158	$170

*  All measurements above were Level 2 measurements except for Level 1 measurements of the equity fund of $52 million, $48 million, and $45 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively; the fixed income fund of $14 million, $15 million, and $14 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively; and U.S. government debt securities of $43 million, $44 million, and $49 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively. In addition, $15 million, $17 million, and $23 million of the international debt securities were Level 3 measurements at January 28, 2018, October 29, 2017, and January 29, 2017, respectively. There were no transfers between Level 1 and Level 2 during the first three months of 2018 or 2017.

** Primarily issued by U.S. government sponsored enterprises.

***  Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at January 28, 2018 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$23	$22
Due after one through five years	114	113
Due after five through 10 years	85	85
Due after 10 years	50	51
Mortgage-backed securities	129	125
Debt securities	$401	$396

Fair value, recurring Level 3 measurements from available-for-sale marketable securities in millions of dollars follow:

	Three Months Ended
	January 28	January 29
	2018	2017
Beginning of period balance	$17	$28
Principal payments	(2)	(6)
Change in unrealized gain (loss)		1
End of period balance	$15	$23

Fair value,  nonrecurring Level 1 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended
	January 28	October 29	January 29	January 28	January 29
	2018	2017	2017	2018	2017
Investments in unconsolidated affiliates		$28

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

Investment in Unconsolidated Affiliates – Other than temporary impairments for investments are measured as the difference between the implied fair value and the carrying value of the investments. The fair value for publicly traded entities is the share price multiplied by the shares owned.

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 28, 2018,  October 29, 2017, and January 29, 2017 were $1,500 million, $1,700 million, and $1,850 million, respectively. The total notional amounts of the cross-currency interest rate contracts at January 28, 2018,  October 29, 2017, and January 29, 2017 were $22 million, $22 million, and $42 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in OCI and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as cash flow hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of gain recorded in OCI at January 28, 2018 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $6 million after-tax. These contracts mature in up to 25 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at January 28, 2018,  October 29, 2017, and January 29, 2017 were $9,110 million, $8,661 million, and $7,880 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a loss of $1 million and gain of $2 million during the first quarter of 2018 and 2017, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	Three Months Ended
	January 28	January 29
	2018	2017
Interest rate contracts *	$(148)	$(234)
Borrowings **	147	236

* Includes changes in fair values of interest rate contracts excluding net accrued interest income of $12 million and $26 million during the first quarter of 2018 and 2017, respectively.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $63 million and $65 million during the first quarter of 2018 and 2017, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings and purchases or sales of inventory. The total notional amounts of these interest rate swaps at January 28, 2018,  October 29, 2017, and January 29, 2017 were $7,225 million, $6,757 million, and $5,905 million, the foreign exchange contracts were $6,394 million, $8,499 million, and $4,060 million, and the cross-currency interest rate contracts were $85 million, $66 million, and $68 million, respectively. The increase in the total notional amounts of foreign exchange contracts at October 29, 2017 primarily relates to the Wirtgen acquisition (see Note 18). At January 28, 2018,  October 29, 2017, and January 29, 2017, there were also $178 million, $253 million, and $461 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	January 28	October 29	January 29
Other Assets	2018	2017	2017
Designated as hedging instruments:
Interest rate contracts	$39	$74	$116
Cross-currency interest rate contracts	4	5	10
Total designated	43	79	126

Not designated as hedging instruments:
Interest rate contracts	55	42	28
Foreign exchange contracts	31	108	21
Cross-currency interest rate contracts	4	6	14
Total not designated	90	156	63

Total derivative assets	$133	$235	$189

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$223	$112	$85
Total designated	223	112	85

Not designated as hedging instruments:
Interest rate contracts	25	19	17
Foreign exchange contracts	124	26	68
Cross-currency interest rate contracts	2	1
Total not designated	151	46	85

Total derivative liabilities	$374	$158	$170

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended
	OCI	January 28	January 29
	Classification	2018	2017
Fair Value Hedges:
Interest rate contracts	Interest	$(136)	$(208)

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	8	3
Foreign exchange contracts	OCI (pretax) *		1

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	**	**
Foreign exchange contracts	Other operating *		1

Recognized Directly in Income
(Ineffective Portion)		**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$5	$4
Foreign exchange contracts	Cost of sales	(48)	(40)
Foreign exchange contracts	Other operating *	(216)	(28)
Total not designated		$(259)	$(64)

* Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

** The amounts are not significant.

Counterparty Risk and Collateral

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at January 28, 2018,  October 29, 2017, and January 29, 2017, was $250 million, $132 million, and $101 million, respectively. The Company, due to its credit rating and amounts of net liability position, has not posted any collateral. If the credit-risk-related contingent features were triggered, the Company would be required to post collateral up to an amount equal to this liability position prior to considering applicable netting provisions.

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

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting	Collateral
January 28, 2018	Recognized	Arrangements	Received	Net Amount
Assets	$133	$(70)		$63
Liabilities	374	(70)		304

	Gross Amounts	Netting	Collateral
October 29, 2017	Recognized	Arrangements	Received	Net Amount
Assets	$235	$(65)		$170
Liabilities	158	(65)		93

	Gross Amounts	Netting	Collateral
January 29, 2017	Recognized	Arrangements	Received	Net Amount
Assets	$189	$(46)		$143
Liabilities	170	(46)		124

(17)  In December 2017, the Company granted stock options to employees for the purchase of 476 thousand shares of common stock at an exercise price of $151.95 per share and a binomial lattice model fair value of $39.11 per share at the grant date. At January 28, 2018, options for 9.9 million shares were outstanding with a weighted-average exercise price of $85.41 per share. The Company also granted 390 thousand restricted stock units to employees and non-employee directors in the first three months of 2018, of which 305 thousand are subject to service based only conditions and 85 thousand are subject to performance/service based conditions. The fair value of the service based only units at the grant date was $151.93 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $145.33 per unit based on the market price of a share of underlying common stock excluding dividends. At January 28, 2018, the Company was authorized to grant an additional 10.0 million shares related to stock option and restricted stock awards.

(18)  On December 1, 2017, the Company acquired the stock and certain assets of substantially all of Wirtgen. Wirtgen, which was a privately-held international company, is the leading manufacturer worldwide of road construction equipment. Headquartered in Germany, Wirtgen has six brands across the road construction sector spanning processing, mixing, paving, compaction, and rehabilitation. Wirtgen sells products in more than 100 countries and has approximately 8,200 employees.

The total cash purchase price, net of cash acquired of $197 million, was $5,130 million, a portion of which is held in escrow to secure certain indemnity obligations of Wirtgen. In addition to the cash purchase price, the Company assumed $1,724 million in liabilities, which represented substantially all of Wirtgen’s liabilities. The Company financed the acquisition and associated transaction expenses from a combination of cash and new debt financing, which consisted of medium-term notes, including €850 million issued in September 2017.

The preliminary fair values assigned to the assets and liabilities of the acquired entity in millions of dollars, which is based on information as of the acquisition date and available at January 28, 2018 follows:

Trade accounts and notes receivable	$463
Financing receivables	36
Financing receivables securitized	126
Other receivables	100
Inventories	1,568
Property and equipment	755
Goodwill	2,062
Other intangible assets	1,453
Deferred income taxes	79
Other assets	221
Total assets	$6,863

Short-term borrowings	$257
Short-term securitization borrowings	127
Accounts payable and accrued expenses	729
Deferred income taxes	504
Long-term borrowings	79
Retirement benefits and other liabilities	28
Total liabilities	$1,724

Noncontrolling interests	$9

The Company continues to review the fair value of the assets and liabilities acquired, which may be updated during the measurement period.

The identifiable intangible assets’ preliminary fair values in millions of dollars and weighted-average useful lives in years follows:

	Weighted-Average Useful Lives	Preliminary Fair Values
Customer lists and relationships	16	$544
Technology, patents, trademarks, and other	19	$909

The goodwill was the result of future cash flows and related fair value of Wirtgen exceeding the fair value of the identified assets and liabilities. The goodwill is not expected to be deductible for income tax purposes and is included in the construction and forestry segment.

Wirtgen’s results were included in the Company’s consolidated financial statements beginning on the acquisition date. The results are incorporated using a 30-day lag period and are included in the construction and forestry segment. The net sales and revenues and loss before income taxes, which includes interest expense not included in operating profit, included in the Company’s statement of consolidated income in the first quarter of 2018 were $255 million and $98 million, respectively. The Company also recognized $50 million of acquisition related costs in the first quarter of 2018, which were recorded $23 million in selling, administrative and general expenses and $27 million in other operating expenses.

The unaudited pro forma consolidated net sales and revenues and net income (loss) are prepared as if the acquisition closed at the beginning of fiscal year 2017 and follow in millions of dollars:

	Three Months Ended
	January 28	January 29
	2018	2017
Net sales and revenues	$7,378	$6,208
Net income (loss) attributable to Deere & Company	$(433)	$105

The pro forma amounts have been calculated using policies consistent with the Company’s accounting policies and include the additional expense from the amortization from the allocated purchase price adjustments. The pro forma results exclude acquisition related costs incurred in both periods and assume the medium-term notes used to fund the acquisition were issued in fiscal year 2016 at the interest rate of the actual notes. In addition, the pro forma results for the quarter ended January 29, 2017 include nonrecurring pretax expenses of $162 million for the higher cost basis from the inventory fair value adjustment and $21 million for the amortization of identifiable intangible assets. Anticipated synergies or other expected benefits of the acquisition are not included in the pro forma results. As a result, the unaudited pro forma financial information may not be indicative of the results for future operations or the results if the acquisition closed at the beginning of fiscal year 2017.

(19)  In November 2017, the Company sold its construction and forestry retail locations in Florida. At the time of the sale, total assets were $93 million and liabilities were $1 million. The assets consisted of inventory of $61 million, property and equipment – net of $21 million, goodwill of $10 million, and $1 million of other assets. The liabilities consisted of $1 million of accounts payable and accrued expenses. The total proceeds from the sale will be approximately $105 million, with $50 million received in the first quarter of 2018. The remaining sales price is due based on standard payment terms of new equipment sales to independent dealers. A pretax gain of $13 million was recorded in other income in the construction and forestry segment. After the sale, the Company sells equipment, service parts, and provides other services to the purchaser as an independent dealer.

(20) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended January 28, 2018 and January 29, 2017
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2018	2017	2018	2017
Net Sales and Revenues
Net sales	$5,973.9	$4,697.8
Finance and interest income	11.5	21.3	$777.0	$687.3
Other income	196.5	258.1	62.7	58.3
Total	6,181.9	4,977.2	839.7	745.6

Costs and Expenses
Cost of sales	4,705.0	3,781.9
Research and development expenses	356.8	312.1
Selling, administrative and general expenses	590.5	545.4	116.2	123.3
Interest expense	96.0	66.7	194.1	148.8
Interest compensation to Financial Services	61.7	45.7
Other operating expenses	72.2	65.6	311.2	305.3
Total	5,882.2	4,817.4	621.5	577.4

Income of Consolidated Group before Income Taxes	299.7	159.8	218.2	168.2
Provision (credit) for income taxes	1,263.8	74.9	(206.3)	54.3
Income (Loss) of Consolidated Group	(964.1)	84.9	424.5	113.9

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	425.3	114.4	.8	.5
Other	4.1	(.9)
Total	429.4	113.5	.8	.5
Net Income (Loss)	(534.7)	198.4	425.3	114.4
Less: Net income (loss) attributable to noncontrolling interests	.4	(.6)
Net Income (Loss) Attributable to Deere & Company	$(535.1)	$199.0	$425.3	$114.4

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	January 28	October 29	January 29	January 28	October 29	January 29
	2018	2017	2017	2018	2017	2017
Assets
Cash and cash equivalents	$2,617.1	$8,168.4	$2,667.9	$1,298.0	$1,166.5	$1,222.1
Marketable securities	17.6	20.2	29.1	444.7	431.4	416.4
Receivables from unconsolidated subsidiaries and affiliates	667.7	1,032.1	2,855.8
Trade accounts and notes receivable – net	1,051.3	876.3	537.4	4,907.1	4,134.1	3,787.5
Financing receivables – net	51.6		.7	23,803.5	25,104.1	23,030.2
Financing receivables securitized – net	124.9			4,349.1	4,158.8	4,250.4
Other receivables	885.7	1,045.6	778.6	156.4	195.5	116.2
Equipment on operating leases – net				6,619.8	6,593.7	5,825.3
Inventories	6,614.2	3,904.1	3,959.6
Property and equipment – net	5,733.0	5,017.3	4,979.3	48.2	50.4	51.1
Investments in unconsolidated subsidiaries and affiliates	5,285.8	4,812.3	4,658.6	15.5	13.8	12.2
Goodwill	3,111.8	1,033.3	809.2
Other intangible assets – net	1,659.5	218.0	95.5
Retirement benefits	580.2	538.1	133.7	16.2	16.9	19.8
Deferred income taxes	2,248.7	3,098.8	3,567.1	80.1	79.8	72.1
Other assets	1,118.2	973.9	847.0	563.1	651.4	654.5
Total Assets	$31,767.3	$30,738.4	$25,919.5	$42,301.7	$42,596.4	$39,457.8

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$858.2	$375.5	$269.7	$8,885.3	$9,659.8	$7,171.9
Short-term securitization borrowings	125.8			4,302.5	4,118.7	4,220.2
Payables to unconsolidated subsidiaries and affiliates	118.0	121.9	94.7	634.0	996.2	2,826.9
Accounts payable and accrued expenses	7,894.3	7,718.1	5,885.0	1,876.9	1,827.1	1,552.4
Deferred income taxes	491.2	115.6	87.4	551.6	857.7	763.2
Long-term borrowings	5,572.5	5,490.9	4,533.8	20,849.3	20,400.4	18,382.8
Retirement benefits and other liabilities	7,428.4	7,341.9	8,199.6	94.8	92.9	90.6
Total liabilities	22,488.4	21,163.9	19,070.2	37,194.4	37,952.8	35,008.0

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	14.0	14.0	14.0

Stockholders’ Equity
Common stock, $1 par value (issued shares at January 28, 2018 – 536,431,204)	4,374.0	4,280.5	4,079.1	2,099.1	2,099.1	2,079.1
Common stock in treasury	(15,404.3)	(15,460.8)	(15,569.1)
Retained earnings	24,571.9	25,301.3	23,919.6	3,169.0	2,782.0	2,644.6
Accumulated other comprehensive income (loss)	(4,289.0)	(4,563.7)	(5,604.5)	(160.8)	(237.5)	(273.9)
Total Deere & Company stockholders' equity	9,252.6	9,557.3	6,825.1	5,107.3	4,643.6	4,449.8
Noncontrolling interests	12.3	3.2	10.2
Total stockholders’ equity	9,264.9	9,560.5	6,835.3	5,107.3	4,643.6	4,449.8
Total Liabilities and Stockholders’ Equity	$31,767.3	$30,738.4	$25,919.5	$42,301.7	$42,596.4	$39,457.8

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Three Months Ended January 28, 2018 and January 29, 2017
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2018	2017	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(534.7)	$198.4	$425.3	$114.4
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	.8	(.2)	1.7	6.7
Provision for depreciation and amortization	232.4	212.3	261.6	233.3
Undistributed earnings of unconsolidated subsidiaries and affiliates	(392.9)	25.1	(.8)	(.5)
Provision (credit) for deferred income taxes	786.4	(10.8)	(306.7)	22.7
Changes in assets and liabilities:
Trade receivables	295.1	102.1
Inventories	(1,099.7)	(624.6)
Accounts payable and accrued expenses	(735.7)	(618.5)	8.9	(23.9)
Accrued income taxes payable/receivable	453.1	.9	(28.0)	9.2
Retirement benefits	63.2	44.2	2.4	2.3
Other	(50.6)	(74.7)	65.9	60.5
Net cash provided by (used for) operating activities	(982.6)	(745.8)	430.3	424.7

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			5,601.4	5,132.5
Proceeds from maturities and sales of marketable securities	2.7	6.2	10.4	17.5
Proceeds from sales of equipment on operating leases			339.6	368.2
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	49.7	113.9
Cost of receivables acquired (excluding trade and wholesale)			(4,368.5)	(3,864.2)
Acquisitions of businesses, net of cash acquired	(5,129.7)
Purchases of marketable securities			(24.3)	(21.7)
Purchases of property and equipment	(176.0)	(154.9)	(.3)	(.3)
Cost of equipment on operating leases acquired			(553.8)	(542.8)
Increase in trade and wholesale receivables			(601.9)	(213.5)
Other	57.6	(5.7)	(3.5)	(6.4)
Net cash provided by (used for) investing activities	(5,195.7)	(40.5)	399.1	869.3

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	132.9	(14.5)	(668.4)	(1,050.4)
Change in intercompany receivables/payables	388.1	316.9	(388.1)	(316.9)
Proceeds from long-term borrowings	77.8	19.2	2,184.3	1,276.6
Payments of long-term borrowings	(68.0)	(18.3)	(1,803.2)	(1,030.6)
Proceeds from issuance of common stock	143.0	263.3
Repurchases of common stock	(9.7)	(6.2)
Dividends paid	(193.0)	(188.9)	(38.2)	(140.0)
Other	(17.5)	(19.1)	(9.2)	(5.3)
Net cash provided by (used for) financing activities	453.6	352.4	(722.8)	(1,266.6)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	173.4	(38.7)	24.9	(.6)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,551.3)	(472.6)	131.5	26.8
Cash and Cash Equivalents at Beginning of Period	8,168.4	3,140.5	1,166.5	1,195.3
Cash and Cash Equivalents at End of Period	$2,617.1	$2,667.9	$1,298.0	$1,222.1

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Organization

The Company’s equipment operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors. The equipment operations manufacture and distribute a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of equipment for construction, road building, and forestry. The Company’s financial services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the equipment operations. In addition, financial services offers extended equipment warranties. The information in the following discussion is presented in a format that includes information grouped as consolidated, equipment operations, and financial services. The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada. The Company’s operating segments consist of agriculture and turf, construction and forestry, and financial services.

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to increase approximately 10 percent for 2018. Industry sales in the European Union (EU)28 nations are forecast to increase approximately 5 percent. In South America, industry sales of tractors and combines are projected to be the same or increase about 5 percent. Asian sales are projected to be about the same as 2017. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be approximately the same or increase 5 percent for 2018. The Company’s agriculture and turf segment sales increased 18 percent in the first quarter and are forecast to increase about 15 percent for fiscal year 2018. Construction equipment markets reflect continued improvement in demand driven by higher housing starts in the U.S., increased activity in the oil and gas sector, and economic growth worldwide. In forestry, global industry sales are expected to be up about 5 percent. The Company’s construction and forestry segment sales increased 57 percent in the first quarter, with Wirtgen adding 23 percent, and are forecast to increase about 80 percent in 2018, with Wirtgen adding 56 percent to the segment’s sales. Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $840 million in 2018, which includes about $320 million of favorable changes associated with U.S. tax reform legislation (see Note 8).

Items of concern include the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the impact of sovereign debt, eurozone issues, capital market disruptions, trade agreements, labor supply issues, changes in demand and pricing for used equipment, and geopolitical events. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.

First quarter net sales increased from improved demand in key markets; however, sales were moderated by bottlenecks in the supply chain and logistical delays in shipping products to the dealers. Although net income for the quarter was affected by the upfront costs of U.S. tax reform legislation, the changes will reduce the Company’s overall tax rate and be beneficial in the future. The Company is positioned to capitalize on strengthening agricultural and construction equipment markets. The more durable business model and investments in new products, businesses, markets, and technologies allows the Company to remain confident in the present direction and the Company believes it will continue delivering value to customers and investors in the future.

2018 Compared with 2017

Net loss attributable to Deere & Company was $535.1 million, or $1.66 per share, for the first quarter of 2018, compared with net income of $199.0 million, or $.62 per share, for the same period last year. Affecting first quarter 2018 results were charges to the provision for income taxes due to tax reform (see Note 8). The provisional income tax expense includes a write-down of net deferred tax assets of $715.6 million, reflecting a reduction in the U.S. corporate tax rate from 35 percent to 21 percent beginning on the enactment date, as well as the cost of a mandatory deemed repatriation of previously untaxed non-U.S. earnings of $261.6 million, partially offset by a favorable reduction in the annual effective tax rate and other adjustments of $12.1 million.

Worldwide net sales and revenues increased 23 percent to $6,913 million for the first quarter this year, compared with $5,625 million a year ago. Net sales of the worldwide equipment operations rose 27 percent to $5,974 million for the first quarter, compared with $4,698 million for the corresponding period last year. The Company’s completion of the acquisition of Wirtgen (see Note 18) in December 2017 added 5 percent to net sales for the quarter. Sales also included a favorable currency translation effect of 3 percent. Equipment net sales in the U.S. and Canada increased 24 percent for the first quarter of 2018, with Wirtgen adding 1 percent. Outside the U.S. and Canada, net sales increased 33 percent for the first quarter, with Wirtgen adding 12 percent, and a favorable currency translation effect of 5 percent.

The Company’s equipment operations reported operating profit of $419 million for the first quarter of 2018, compared with $255 million for the same period last year. Results for the quarter included an operating loss for Wirtgen of $92 million, attributable to the unfavorable effects of purchase accounting and acquisition costs. Excluding the Wirtgen loss, the improvement was primarily driven by higher shipment volumes and lower warranty costs, partially offset by higher production costs. In addition, the prior period included a gain on the sale of SiteOne Landscapes Supply, Inc. (SiteOne), and incurred expenses associated with a voluntary employee-separation program. The Company’s equipment operations reported a net loss of $964 million for the first quarter, compared with net income of $85 million in 2017. In addition to the operating factors previously mentioned, the quarter was unfavorably affected by a provisional income tax expense and adjustments of $1,243 million related to tax reform.

The Company’s financial services operations reported net income attributable to Deere & Company of $425.3 million for the first quarter, compared with $114.4 million for the same period last year. The increase was largely attributable to a provisional income tax benefit of $278.1 million related to tax reform. Additionally, quarterly results benefited from a higher average portfolio and lower losses on lease residual values. Last year’s results included expenses associated with a voluntary employee-separation program.

Business Segment Results

•

Agriculture and Turf. Segment sales increased 18 percent for the first quarter due to higher shipment volumes and the favorable effects of currency translation. Operating profit was $387 million for the first quarter, compared with $218 million last year. The first quarter’s improvement was driven mainly by higher shipment volumes and lower warranty costs, partially offset by higher production costs. The prior period benefited from a gain on the sale of a partial interest in SiteOne and was affected by voluntary employee-separation expenses.

•

Construction and Forestry. Segment sales increased 57 percent for the first quarter, with Wirtgen adding 23 percent. Additionally, net sales increased due to higher shipment volumes and the favorable effects of currency translation. Operating profit was $32 million for the first quarter compared with $37 million for the same period in 2017. Lower results for the quarter were attributable to an operating loss for Wirtgen of $92 million related to the effects of purchase accounting and acquisition costs. Excluding Wirtgen, the improvement for the quarter was primarily driven by higher shipment volumes, partially offset by higher production costs. Results in 2017 also included voluntary employee-separation costs.

•

Financial Services. The operating profit of the financial services segment was $217 million for the first quarter, compared with $167 million in the first quarter of 2017. The improvement for the first quarter was primarily due to a higher average portfolio and lower losses on lease residual values. Total financial services revenues, including intercompany revenues, increased 13 percent to $840 million in the current quarter from $746 million in the first quarter of 2017, primarily reflecting a higher average portfolio and higher average financing rates. The average balance of receivables and leases financed was 6 percent higher in the first quarter of 2018, compared with the same period last year. Interest expense increased 30 percent primarily as a result of higher average interest rates and higher average borrowings. The financial services’ consolidated ratio of earnings to fixed charges was 2.13 to 1 for the first quarter this year, compared with 2.18 to 1 in the same period last year.

The cost of sales to net sales ratios for the first quarter of 2018 and 2017 were 78.8 percent and 80.5 percent, respectively. The decrease was primarily due to lower warranty costs in 2018 and the impact of the 2017 voluntary employee-separation programs expenses, partially offset by higher production costs.

Other income decreased in the first quarter of 2018 primarily due to the 2017 sale of a partial interest in SiteOne. Research and development expenses increased primarily as a result of increased spending to support new products and the impact of acquisitions. Selling, administrative and general expenses increased in the first quarter primarily due to the unfavorable effects of purchase accounting for the Wirtgen acquisition and acquisition costs, partially offset by the 2017 voluntary employee-separation program expenses. Other operating expenses increased primarily due to acquisition costs and higher depreciation on operating leases, partially offset by the favorable effect of currency translation.

Market Conditions and Outlook

Company equipment sales are projected to increase about 29 percent for fiscal year 2018 and about 30 to 40 percent for the second quarter compared with the same periods a year ago. Of these amounts, Wirtgen is expected to add about 12 percent to the Company’s net sales for the full year and about 16 percent for the second quarter. Also included in the forecast is a positive foreign currency translation effect of about 3 percent for the year and about 4 percent for the second quarter. Net sales and revenues are projected to increase by about 25 percent for fiscal year 2018. Net income attributable to Deere & Company is forecast to be about $2,100 million. The net income outlook includes an unfavorable impact of tax reform estimated at $750 million, representing the net impact of the provisional income tax expense related to tax reform recorded in the first quarter of $965 million, partially offset by the estimated benefit of a lower effective tax rate and other adjustments over the remainder of the fiscal year of $215 million.

•

Agriculture and Turf. The Company’s worldwide sales of agriculture and turf equipment are forecast to increase about 15 percent for fiscal year 2018, including a positive currency translation effect of about 3 percent. Industry sales for agricultural equipment in the U.S. and Canada are forecast to increase about 10 percent for fiscal year 2018, led by higher demand for large equipment. Full year 2018 industry sales in the EU28 member nations are forecast to be up about 5 percent due to improving conditions in the dairy and livestock sectors. South American industry sales of tractors and combines are projected to be the same to up about 5 percent as a result of continued positive conditions, particularly in Argentina. Asian sales are forecast to be about the same as last year. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be the same to up 5 percent for 2018. Deere’s turf sales are expected to outperform the industry due to the success of new products.

•

Construction and Forestry. The Company’s worldwide sales of construction and forestry equipment are forecast to increase about 80 percent for 2018, including a positive currency translation effect of about 2 percent. Wirtgen is expected to add about 56 percent to the segment’s sales for the year. The outlook reflects continued improvement in demand driven by higher housing starts in the U.S., increased activity in the oil and gas sector, and economic growth worldwide. In forestry, global industry sales are expected to be up about 5 percent mainly as a result of improved demand throughout the world, led by North America.

•

Financial Services. Fiscal year 2018 net income attributable to Deere & Company for the financial services segment is expected to be approximately $840 million, which includes about $320 million of favorable changes associated with tax reform. Additionally, results are expected to benefit from a higher average portfolio and lower losses on lease residual values, partially offset by increased selling, administrative and general expenses.

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

The Company’s agricultural equipment business is subject to a number of uncertainties including the factors that affect farmers’ confidence and financial condition. These factors include demand for agricultural products, world grain stocks, weather conditions, soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of governments, changes in government farm programs and policies, international reaction to such programs, changes in environmental regulations and their impact on farming practices; changes in and effects of crop insurance programs, global trade agreements (including the North American Free Trade Agreement and the Trans-Pacific Partnership), animal diseases and their effects on poultry, beef and pork consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

Factors affecting the outlook for the Company’s turf and utility equipment include consumer confidence, weather conditions, customer profitability, labor supply, consumer borrowing patterns, consumer purchasing preferences, housing starts and supply, infrastructure investment, spending by municipalities and golf courses, and consumable input costs.

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

Additional factors that could materially affect the Company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas, and governmental programs, policies, tariffs, and sanctions in particular jurisdictions or for the benefit of certain industries or sectors; actions by central banks; actions by financial and securities regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions, carbon, and other greenhouse gas emissions, noise, and the effects of climate change; changes to GPS radio frequency bands or their permitted uses; changes in labor and immigration regulations; changes to accounting standards; changes in tax rates, estimates, laws and regulations and Company actions related thereto; compliance with U.S. and foreign laws when expanding to new markets and otherwise; and actions by other regulatory bodies.

Other factors that could materially affect results include production, design, and technological innovations and difficulties, including capacity and supply constraints and prices; the loss of or challenges to intellectual property rights whether through theft, infringement, counterfeiting or otherwise; the availability and prices of strategically sourced materials, components, and whole goods; delays or disruptions in the Company’s supply chain or the loss of liquidity by suppliers; disruptions of infrastructures that support communications, operations or distribution; the failure of suppliers or the Company to comply with laws, regulations, and Company policy pertaining to employment, human rights, health, safety, the environment, anti-corruption, privacy and data protection, and other ethical business practices; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits or other legal proceedings; start-up of new plants and products; the success of new product initiatives; changes in customer product preferences and sales mix; gaps or limitations in rural broadband coverage, capacity and speed needed to support technology solutions; oil and energy prices, supplies, and volatility; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; changes in demand and pricing for used equipment and resulting impacts on lease residual values; labor relations and contracts; changes in the ability to attract, train, and retain qualified personnel; acquisitions and divestitures of businesses; greater than anticipated transaction costs; the integration of new businesses; the failure or delay in closing or realizing anticipated benefits of acquisitions, joint ventures or divestitures; the implementation of organizational changes; the failure to realize anticipated savings or benefits of cost reduction, productivity, or efficiency efforts; difficulties related to the conversion and implementation of enterprise resource planning systems; security breaches, cybersecurity attacks, technology failures and other disruptions to the Company’s and suppliers’ information technology infrastructure; changes in Company declared dividends and common stock issuances and repurchases; changes in the level and funding of employee retirement benefits; changes in market values of investment assets, compensation, retirement, discount, and mortality rates which impact retirement benefit costs; and significant changes in health care costs.

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

Consolidated

Negative cash flows from consolidated operating activities in the first three months of 2018 were $1,297 million. This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses, which were partially offset by an increase in net accrued income taxes, a net loss adjusted for non-cash provisions, and a change in net retirement benefits. Cash outflows from investing activities were $4,090 million in the first three months of this year, primarily due to acquisitions of businesses, net of cash acquired, of $5,130 million (see Note 18) and purchases of property and equipment of $176 million, partially offset by collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $1,193 million and proceeds from sales of businesses and unconsolidated affiliates, net of cash sold, of $50 million. Negative cash flows from financing activities were $231 million in the first three months of 2018, primarily due to dividends paid of $193 million and a decrease in borrowings of $145 million, partially offset by proceeds from issuance of common stock of $143 million (resulting from the exercise of stock options). Cash and cash equivalents decreased $5,420 million during the first three months this year.

The Company is evaluating additional, voluntary contributions to its U.S. pension and postretirement plans in 2018. The amount and timing of additional contributions, if any, will be at the discretion of the Company’s board of directors or a committee thereof and will be based on the Company’s liquidity and ability to make U.S. tax-deductible contributions applicable to tax year 2017.

Negative cash flows from consolidated operating activities in the first three months of 2017 were $737 million. This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses, which were partially offset by net income adjusted for non-cash provisions, a decrease in receivables related to sales, and a change in net retirement benefits. Cash inflows from investing activities were $1,104 million in the first three months of 2017, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $1,156 million and proceeds from sales of businesses and unconsolidated affiliates, net of cash sold, of

$114 million, partially offset by purchases of property and equipment of $155 million. Negative cash flows from financing activities were $774 million in the first three months of 2017, primarily due to a decrease in borrowings of $818 million and dividends paid of $189 million, partially offset by proceeds from issuance of common stock of $263 million (resulting from the exercise of stock options). Cash and cash equivalents decreased $446 million during the first quarter of 2017.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at January 28, 2018, October 29, 2017, and January 29, 2017 was $2,830 million, $3,439 million, and $1,051 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,377 million, $9,787 million, and $4,336 million, respectively. The decrease of $5,410 million during the first three months of 2018 is primarily due to the Wirtgen acquisition (see Note 18). The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $1,334 million, $3,386 million, and $1,760 million at January 28, 2018, October 29, 2017, and January 29, 2017, respectively.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,201 million at January 28, 2018, $4,670 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at January 28, 2018 were 364-day credit facility agreements of $1,750 million, expiring in February 2018, and $750 million, expiring in October 2018. In addition, total credit lines included long-term credit facility agreements of $2,500 million expiring in April 2021, and $2,500 million expiring in April 2022. In February 2018, the Company extended its $1,750 million, 364-day credit facility agreement to expire in February 2019. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 28, 2018 was $10,023 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $18,615 million at January 28, 2018. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $760 million during the first three months of 2018, primarily due to the Wirtgen acquisition and a seasonal increase. These receivables increased $1,448 million, compared to a year ago, primarily due to the Wirtgen acquisition and higher shipment volumes. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 17 percent at January 28, 2018, compared to 15 percent at October 29, 2017 and 14 percent at January 29, 2017. Agriculture and turf trade receivables increased $693 million and construction and forestry trade receivables increased $755 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent at January 28, 2018, 1 percent at October 29, 2017, and 2 percent at January 29, 2017.

Deere & Company stockholders’ equity was $9,253 million at January 28, 2018, compared with $9,557 million at October 29, 2017 and $6,825 million at January 29, 2017. The decrease of $304 million during the first three months of 2018 resulted primarily from net loss attributable to Deere & Company of $535 million and dividends declared of $194 million, partially offset by a change in the cumulative translation adjustment of $223 million, an increase in common stock of $94 million, a decrease in treasury stock of $57 million, and a change in the retirement benefits adjustment of $46 million.

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

Cash used for operating activities of the equipment operations, including intercompany cash flows, in the first three months of 2018 was $983 million. This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were an increase in net accrued income taxes, a decrease in trade receivables held by the equipment operations, cash inflows from a net loss adjusted for non-cash provisions, and a change in net retirement benefits. Cash and cash equivalents decreased $5,551 million in the first three months of 2018, primarily due to the Wirtgen acquisition of $5,130 million (see Note 18).

Cash used for operating activities of the equipment operations, including intercompany cash flows, in the first three months of 2017 was $746 million. This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were cash inflows from net income adjusted for non-cash provisions, a decrease in trade receivables held by the equipment operations, and a change in net retirement benefits. Cash and cash equivalents decreased $473 million in the first three months of 2017.

Trade receivables held by the equipment operations increased $175 million during the first three months and increased $514 million from a year ago. The increase in both periods was due primarily to the Wirtgen acquisition. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $2,710 million during the first three months, primarily due to the Wirtgen acquisition and a seasonal increase. Inventories increased $2,655 million, compared to a year ago, primarily due to the Wirtgen acquisition and higher production volumes based on increased demand. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 39 percent at January 28, 2018, compared to 27 percent at October 29, 2017 and 30 percent at January 29, 2017.

Total interest-bearing debt of the equipment operations was $6,557 million at January 28, 2018, compared with $5,866 million at October 29, 2017 and $4,804 million at January 29, 2017. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 41 percent, 38 percent, and 41 percent at January 28, 2018, October 29, 2017, and January 29, 2017, respectively.

Property and equipment cash expenditures for the equipment operations in the first three months of 2018 were $176 million, compared with $155 million in the same period last year. Capital expenditures for the equipment operations in 2018 are estimated to be approximately $925 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

During the first three months of 2018, the cash provided by operating and investing activities was used for financing activities. Cash flows provided by operating activities, including intercompany cash flows, were $430 million in the first three months of 2018. Cash provided by investing activities totaled $399 million in the first three months of

2018 primarily due to the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $1,019 million, partially offset by an increase in trade and wholesale receivables of $602 million. Cash used for financing activities totaled $723 million, resulting primarily from a decrease in borrowings from Deere & Company of $388 million, a decrease in external borrowings of $287 million, and dividends paid to Deere & Company of $38 million. Cash and cash equivalents increased $132 million in the first three months of 2018.

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

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases. Total receivables and leases decreased $311 million during the first quarter of 2018 and increased $2,786 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 12 percent higher in the first three months of 2018, compared with the same period last year, as volumes of retail notes, revolving charge accounts, financing leases, and operating leases were higher. The amount of total trade receivables and wholesale notes increased compared to October 29, 2017 and increased compared to January 29, 2017. Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $39,690 million at January 28, 2018, compared with $40,001 million at October 29, 2017 and $36,908 million at January 29, 2017. At January 28, 2018, the unpaid balance of all receivables administered, but not owned, was $10 million, compared with $10 million at October 29, 2017 and $15 million at January 29, 2017.

Total external interest-bearing debt of the financial services operations was $34,037 million at January 28, 2018, compared with $34,179 million at October 29, 2017 and $29,775 million at January 29, 2017. Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 6.8 to 1 at January 28, 2018, compared with 7.6 to 1 at October 29, 2017 and 7.3 to 1 at January 29, 2017.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11). During November 2017, the agreement was renewed with a total capacity, or “financing limit,” of $3,500 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At January 28, 2018, $2,211 million of secured short-term borrowings was outstanding under the agreement.

In the first three months of 2018, the financial services operations issued $986 million and retired $803 million of retail note securitization borrowings. In addition, during the first three months of 2018, the financial services operations issued $2,184 million and retired $1,803 million of long-term borrowings, which were primarily medium-term notes.

Dividends and Other Events

The Company’s Board of Directors at its meeting on February 28, 2018 declared a quarterly dividend of $.60 per share payable May 1, 2018, to stockholders of record on March 29, 2018.

In February 2018, the Company’s financial services operations entered into a retail note securitization transaction, which resulted in $00 million of secured borrowings.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of January 28, 2018, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, and trademark matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its financial statements.

Item 1A.  Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A). There has been no material change in this information. The risks described in the annual report on Form 10-K, and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company. Additional risks and uncertainties may also materially affect the Company’s business, financial condition, or operating results. One should not consider the risk factors to be a complete discussion of risks, uncertainties, and assumptions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2018 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased (2)	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Oct 30 to Nov 26				19.0
Nov 27 to Dec 24	64	$151.49		19.0
Dec 25 to Jan 28				19.0

Total	64
(1)

During the first quarter of 2018, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under these plans was based on the end of the first quarter closing share price of $171.49 per share. At the end of the first quarter of 2018, $3,260 million of common stock remained to be purchased under the plans.

(2)

In the first quarter of 2018, approximately 64 thousand shares were purchased from plan participants to pay payroll taxes on certain restricted stock awards. The shares were valued at a weighted-average market price of $151.49.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Certain instruments relating to long-term borrowings constituting less than 10% of the registrant’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

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

DEERE & COMPANY

Date:	March 1, 2018	By:	/s/ R. Kalathur
R. Kalathur Senior Vice President and Chief Financial Officer