Form 10-Q/A
period 2018-01-28
DEERE & CO
filed 2018-03-02
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

Deere & Company (the Company) is filing this Amendment No. 1 on Form 10-Q/A (the Amendment) to amend its Quarterly Report on Form 10-Q for the three month period ended January 28, 2018, originally filed with the U.S. Securities and Exchange Commission on March 1, 2018 (the Original Filing). The Company is filing the Amendment to correct an inadvertent typographical error in the Original Filing in which the amount of secured borrowings resulting from a retail note securitization transaction entered into by the Company in February 2018 was not included. The last sentence in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations is hereby amended and restated to read “In February 2018, the Company’s financial services operations entered into a retail note securitization transaction, which resulted in $753 million of secured borrowings.”

This Form 10-Q/A should be read in conjunction with the Original Filing. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Original Filing. This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

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

In February 2018, the Company’s financial services operations entered into a retail note securitization transaction, which resulted in $753 million of secured borrowings.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	March 2, 2018	By:	/s/ R. Kalathur
R. Kalathur Senior Vice President and Chief Financial Officer