Form 10-Q
period 2018-04-29
DEERE & CO
filed 2018-05-31
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Yes           No    X

At April 29, 2018, 324,284,554 shares of common stock, $1 par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended April 29, 2018 and April 30, 2017
(In millions of dollars and shares except per share amounts) Unaudited
	2018	2017
Net Sales and Revenues
Net sales	$9,747.0	$7,259.8
Finance and interest income	753.9	665.0
Other income	219.1	362.2
Total	10,720.0	8,287.0

Costs and Expenses
Cost of sales	7,333.3	5,427.7
Research and development expenses	415.2	325.4
Selling, administrative and general expenses	939.2	783.6
Interest expense	303.7	226.9
Other operating expenses	344.9	354.1
Total	9,336.3	7,117.7

Income of Consolidated Group before Income Taxes	1,383.7	1,169.3
Provision for income taxes	177.1	365.8
Income of Consolidated Group	1,206.6	803.5
Equity in income of unconsolidated affiliates	3.1	4.8
Net Income	1,209.7	808.3
Less: Net income (loss) attributable to noncontrolling interests	1.4	(.2)
Net Income Attributable to Deere & Company	$1,208.3	$808.5

Per Share Data
Basic	$3.73	$2.53
Diluted	$3.67	$2.50

Average Shares Outstanding
Basic	324.2	319.2
Diluted	329.2	323.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended April 29, 2018 and April 30, 2017
(In millions of dollars) Unaudited
	2018	2017

Net Income	$1,209.7	$808.3

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	118.9	33.6
Cumulative translation adjustment	1.6	16.7
Unrealized gain on derivatives	4.9
Unrealized gain (loss) on investments	(9.3)	58.7
Other Comprehensive Income (Loss), Net of Income Taxes	116.1	109.0

Comprehensive Income of Consolidated Group	1,325.8	917.3
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.7	(.2)
Comprehensive Income Attributable to Deere & Company	$1,324.1	$917.5

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Six Months Ended April 29, 2018 and April 30, 2017
(In millions of dollars and shares except per share amounts) Unaudited
	2018	2017
Net Sales and Revenues
Net sales	$15,721.0	$11,957.7
Finance and interest income	1,476.8	1,320.5
Other income	435.7	634.0
Total	17,633.5	13,912.2

Costs and Expenses
Cost of sales	12,037.8	9,209.2
Research and development expenses	772.0	637.5
Selling, administrative and general expenses	1,644.3	1,451.0
Interest expense	590.0	434.9
Other operating expenses	687.8	682.3
Total	15,731.9	12,414.9

Income of Consolidated Group before Income Taxes	1,901.6	1,497.3
Provision for income taxes	1,234.7	495.1
Income of Consolidated Group	666.9	1,002.2
Equity in income of unconsolidated affiliates	8.0	4.5
Net Income	674.9	1,006.7
Less: Net income (loss) attributable to noncontrolling interests	1.7	(.8)
Net Income Attributable to Deere & Company	$673.2	$1,007.5

Per Share Data
Basic	$2.08	$3.17
Diluted	$2.05	$3.14

Average Shares Outstanding
Basic	323.4	317.9
Diluted	328.4	321.3

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Six Months Ended April 29, 2018 and April 30, 2017
(In millions of dollars) Unaudited
	2018	2017

Net Income	$674.9	$1,006.7

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	165.2	76.6
Cumulative translation adjustment	224.9	(1.0)
Unrealized gain on derivatives	10.3	2.0
Unrealized gain (loss) on investments	(9.5)	52.9
Other Comprehensive Income (Loss), Net of Income Taxes	390.9	130.5

Comprehensive Income of Consolidated Group	1,065.8	1,137.2
Less: Comprehensive income (loss) attributable to noncontrolling interests	2.1	(.8)
Comprehensive Income Attributable to Deere & Company	$1,063.7	$1,138.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	April 29	October 29	April 30
	2018	2017	2017
Assets
Cash and cash equivalents	$4,201.4	$9,334.9	$4,525.8
Marketable securities	479.3	451.6	546.3
Receivables from unconsolidated affiliates	34.3	35.9	34.9
Trade accounts and notes receivable – net	6,511.1	3,924.9	4,482.3
Financing receivables – net	24,275.5	25,104.1	23,301.1
Financing receivables securitized – net	4,436.3	4,158.8	4,281.8
Other receivables	1,398.2	1,200.0	931.3
Equipment on operating leases – net	6,723.1	6,593.7	5,923.9
Inventories	6,888.9	3,904.1	4,114.8
Property and equipment – net	5,742.9	5,067.7	4,959.9
Investments in unconsolidated affiliates	202.1	182.5	215.7
Goodwill	3,188.7	1,033.3	806.2
Other intangible assets – net	1,692.2	218.0	90.8
Retirement benefits	617.9	538.2	176.2
Deferred income taxes	1,718.5	2,415.0	3,041.9
Other assets	1,762.6	1,623.6	1,535.9
Total Assets	$69,873.0	$65,786.3	$58,968.8

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$10,894.6	$10,035.3	$7,963.6
Short-term securitization borrowings	4,401.1	4,118.7	4,224.6
Payables to unconsolidated affiliates	145.7	121.9	101.6
Accounts payable and accrued expenses	9,789.6	8,417.0	7,215.9
Deferred income taxes	562.7	209.7	169.0
Long-term borrowings	26,278.6	25,891.3	23,253.1
Retirement benefits and other liabilities	7,366.1	7,417.9	8,333.2
Total liabilities	59,438.4	56,211.8	51,261.0

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	14.6	14.0	14.0

Stockholders’ Equity
Common stock, $1 par value (issued shares at April 29, 2018 – 536,431,204)	4,423.4	4,280.5	4,165.4
Common stock in treasury	(15,425.9)	(15,460.8)	(15,521.0)
Retained earnings	25,586.0	25,301.3	24,535.8
Accumulated other comprehensive income (loss)	(4,173.2)	(4,563.7)	(5,495.5)
Total Deere & Company stockholders’ equity	10,410.3	9,557.3	7,684.7
Noncontrolling interests	9.7	3.2	9.1
Total stockholders’ equity	10,420.0	9,560.5	7,693.8
Total Liabilities and Stockholders’ Equity	$69,873.0	$65,786.3	$58,968.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Six Months Ended April 29, 2018 and April 30, 2017
(In millions of dollars) Unaudited
	2018	2017
Cash Flows from Operating Activities
Net income	$674.9	$1,006.7
Adjustments to reconcile net income to net cash used for operating activities:
Provision for credit losses	26.8	32.6
Provision for depreciation and amortization	950.8	843.1
Share-based compensation expense	39.8	32.3
Gain on sale of affiliates and investments	(13.2)	(281.4)
Undistributed earnings of unconsolidated affiliates	(4.5)	(3.1)
Provision (credit) for deferred income taxes	604.3	(100.4)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(2,094.1)	(989.5)
Inventories	(1,796.8)	(1,090.4)
Accounts payable and accrued expenses	306.9	103.6
Accrued income taxes payable/receivable	153.0	195.1
Retirement benefits	67.6	115.6
Other	(137.2)	(27.9)
Net cash used for operating activities	(1,221.7)	(163.7)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	8,780.9	8,228.0
Proceeds from maturities and sales of marketable securities	23.8	41.3
Proceeds from sales of equipment on operating leases	748.6	786.4
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	55.0	113.9
Cost of receivables acquired (excluding receivables related to sales)	(8,181.2)	(7,628.6)
Acquisitions of businesses, net of cash acquired	(5,171.1)
Purchases of marketable securities	(62.8)	(43.7)
Purchases of property and equipment	(352.2)	(253.0)
Cost of equipment on operating leases acquired	(926.5)	(925.1)
Other	(67.5)	(18.7)
Net cash provided by (used for) investing activities	(5,153.0)	300.5

Cash Flows from Financing Activities
Increase in total short-term borrowings	199.1	183.1
Proceeds from long-term borrowings	4,077.7	2,661.6
Payments of long-term borrowings	(2,888.7)	(2,742.2)
Proceeds from issuance of common stock	198.6	383.6
Repurchases of common stock	(60.6)	(6.2)
Dividends paid	(386.9)	(379.5)
Other	(43.9)	(39.7)
Net cash provided by financing activities	1,095.3	60.7

Effect of Exchange Rate Changes on Cash and Cash Equivalents	145.9	(7.5)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,133.5)	190.0
Cash and Cash Equivalents at Beginning of Period	9,334.9	4,335.8
Cash and Cash Equivalents at End of Period	$4,201.4	$4,525.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Six Months Ended April 29, 2018 and April 30, 2017
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Balance October 30, 2016	$6,530.8	$3,911.8	$(15,677.1)	$23,911.3	$(5,626.0)	$10.8	$14.0
Net income (loss)	1,006.7			1,007.5		(.8)
Other comprehensive income	130.5				130.5
Repurchases of common stock	(6.2)		(6.2)
Treasury shares reissued	162.3		162.3
Dividends declared	(383.6)			(382.9)		(.7)
Stock options and other	253.3	253.6		(.1)		(.2)
Balance April 30, 2017	$7,693.8	$4,165.4	$(15,521.0)	$24,535.8	$(5,495.5)	$9.1	$14.0

Balance October 29, 2017	$9,560.5	$4,280.5	$(15,460.8)	$25,301.3	$(4,563.7)	$3.2	$14.0
Net income	674.3			673.2		1.1	.6
Other comprehensive income	390.9				390.5	.4
Repurchases of common stock	(60.6)		(60.6)
Treasury shares reissued	95.5		95.5
Dividends declared	(392.2)			(389.5)		(2.7)
Acquisitions (Note 18)	7.5					7.5
Stock options and other	144.1	142.9		1.0		.2
Balance April 29, 2018	$10,420.0	$4,423.4	$(15,425.9)	$25,586.0	$(4,173.2)	$9.7	$14.6

See Condensed Notes to Interim Consolidated Financial Statements.

Condensed Notes to Interim Consolidated Financial Statements (Unaudited)

(1)  The information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations – Includes the Company’s agriculture and turf operations and construction and forestry operations with financial services reflected on the equity basis. On December 1, 2017, the Company acquired the stock and certain assets of substantially all of the business of Wirtgen Group Holding GmbH (Wirtgen). Wirtgen results are included in the construction and forestry operations (see Note 18).

Financial Services – Includes primarily the Company’s financing operations.

Consolidated – Represents the consolidation of the equipment operations and financial services. References to "Deere & Company" or "the Company" refer to the entire enterprise.

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal year 2018 and 2017 were April 29, 2018 and April 30, 2017, respectively. Both periods contained 13 weeks.

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

The Company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The Company transferred inventory to equipment on operating leases of approximately $357 million and $319 million in the first six months of 2018 and 2017, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $42 million and $32 million at April 29, 2018 and April 30, 2017, respectively.

(3)  New accounting standards adopted are as follows:

In the first quarter of 2018, the Company early adopted Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends Accounting Standards Codification (ASC) 715, Compensation – Retirement Benefits. This ASU required that employers report only the service cost component of the total defined benefit pension and postretirement benefit cost in the same income statement lines as compensation for the participating employees. The other components of these benefit costs are reported outside of operating profit in the income statement line other operating expenses. The ASU was adopted on a retrospective basis that increased operating profit in the second quarter and first six months of 2018 by $4 million and $12 million, respectively, and second quarter and first six months of 2017 by $7 million and $14 million, respectively. The income statement line changes for the second quarter and first six months of 2017 were cost of sales decreased $17 million and $32 million, research and development expenses increased $1 million and $2 million, selling, administrative and general expenses increased $9 million and $16 million, and other operating expenses increased $7 million and $14 million, respectively. In addition, only the service cost component of the benefit costs is eligible for capitalization, which was adopted beginning the first quarter of 2018.

In the third quarter of 2017, the Company early adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. This ASU changes the treatment of share based payment transactions by recognizing the impact of excess tax benefits or deficiencies related to exercised or vested awards in income tax expense in the period of exercise or vesting, instead of common stock. As required, this change was reflected for all periods in fiscal year 2017. Net income increased in the second quarter and first six months of fiscal year 2017 by approximately $6 million and $11 million, respectively. The ASU also modified the presentation of excess tax benefits in the statement of consolidated cash flows by including that amount with other income tax cash flows as an operating activity and no longer presented separately as a financing activity. This change was recognized through a retrospective application that increased net cash flow provided by operating activities by approximately $11 million for the first six months of fiscal year 2017. The ASU also requires that cash paid by an employer when directly withholding shares for tax withholding purposes should be presented as a financing activity in the statement of consolidated cash flows, which is the Company’s existing presentation. The Company will continue to recognize the impact of share-based payment award forfeitures as the forfeitures occur.

In the first quarter of 2018, the Company adopted ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which amends ASC 323, Investments – Equity Method and Joint Ventures, which did not have a material effect on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which amends ASC 740, Income Taxes. In December 2017, the U.S. government enacted new tax legislation (tax reform). This ASU incorporates SEC Staff Accounting Bulletin No. 118, which was also issued in December 2017, into the ASC. The ASU provides guidance on when to record and disclose provisional amounts related to tax reform. In addition, the ASU allows for a measurement period up to one year after the enactment date of tax reform to complete the related accounting requirements and was effective when issued. The Company will complete the adjustments related to tax reform within the allowed period. The effects of tax reform on the Company’s consolidated financial statements are outlined in Note 8.

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

(4)  The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Investments	Income (Loss)
Balance October 30, 2016	$(4,409)	$(1,229)	$1	$11	$(5,626)
Other comprehensive income (loss) items before reclassification	(13)	(1)		165	151
Amounts reclassified from accumulated other comprehensive income	89		2	(112)	(21)
Net current period other comprehensive income (loss)	76	(1)	2	53	130
Balance April 30, 2017	$(4,333)	$(1,230)	$3	$64	$(5,496)

Balance October 29, 2017	$(3,580)	$(999)	$5	$10	$(4,564)
Other comprehensive income (loss) items before reclassification	81	225	11	(9)	308
Amounts reclassified from accumulated other comprehensive income	84		(1)		83
Net current period other comprehensive income (loss)	165	225	10	(9)	391
Balance April 29, 2018	$(3,415)	$(774)	$15	$1	$(4,173)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 29, 2018	Amount	Credit	Amount
Cumulative translation adjustment		$1	$1
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	$7	(1)	6
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(1)		(1)
Net unrealized gain (loss) on derivatives	6	(1)	5
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(11)	2	(9)
Reclassification of realized (gain) loss – Other income	(1)	1
Net unrealized gain (loss) on investments	(12)	3	(9)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	39	(9)	30
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	54	(14)	40
Prior service (credit) cost	3	(1)	2
Settlements/curtailments	6	(2)	4
Health care and life insurance
Net actuarial gain (loss)	60	(14)	46
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	15	(4)	11
Prior service (credit) cost	(19)	5	(14)
Net unrealized gain (loss) on retirement benefits adjustments	158	(39)	119
Total other comprehensive income (loss)	$152	$(36)	$116

* These accumulated other comprehensive income amounts are components of net periodic pension and postretirement costs. See Note 7 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended April 29, 2018	Amount	Credit	Amount
Cumulative translation adjustment	$225		$225
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	15	$(4)	11
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(1)		(1)
Net unrealized gain (loss) on derivatives	14	(4)	10
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(11)	2	(9)
Reclassification of realized (gain) loss – Other income	(1)	1
Net unrealized gain (loss) on investments	(12)	3	(9)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	46	(11)	35
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	115	(34)	81
Prior service (credit) cost	6	(2)	4
Settlements/curtailments	6	(2)	4
Health care and life insurance
Net actuarial gain (loss)	60	(14)	46
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	31	(9)	22
Prior service (credit) cost	(38)	11	(27)
Net unrealized gain (loss) on retirement benefits adjustments	226	(61)	165
Total other comprehensive income (loss)	$453	$(62)	$391

* These accumulated other comprehensive income amounts are components of net periodic pension and postretirement costs. See Note 7 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 30, 2017	Amount	Credit	Amount
Cumulative translation adjustment	$17		$17
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(4)	$2	(2)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1	(1)
Foreign exchange contracts – Other operating expenses	3	(1)	2
Net unrealized gain (loss) on derivatives
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	269	(99)	170
Reclassification of realized (gain) loss – Other income	(176)	65	(111)
Net unrealized gain (loss) on investments	93	(34)	59
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(8)	3	(5)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	61	(22)	39
Prior service (credit) cost	3	(1)	2
Settlements/curtailments	1		1
Health care and life insurance
Net actuarial gain (loss)	(10)	3	(7)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	24	(9)	15
Prior service (credit) cost	(19)	7	(12)
Net unrealized gain (loss) on retirement benefits adjustments	52	(19)	33
Total other comprehensive income (loss)	$162	$(53)	$109

* These accumulated other comprehensive income amounts are components of net periodic pension and postretirement costs. See Note 7 for additional detail.

In the second quarter of 2018 and 2017, the noncontrolling interests’ comprehensive income (loss) was $1.7 million and $(.2) million, respectively, which consisted of net income (loss) of $1.4 million and $(.2) million and cumulative translation adjustments of $.3 million and none, respectively.

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended April 30, 2017	Amount	Credit	Amount
Cumulative translation adjustment	$(1)		$(1)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1		1
Foreign exchange contracts – Other operating expenses	2	$(1)	1
Net unrealized gain (loss) on derivatives	3	(1)	2
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	262	(97)	165
Reclassification of realized (gain) loss – Other income	(178)	66	(112)
Net unrealized gain (loss) on investments	84	(31)	53
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(9)	3	(6)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	121	(44)	77
Prior service (credit) cost	6	(2)	4
Settlements/curtailments	1		1
Health care and life insurance
Net actuarial gain (loss)	(10)	3	(7)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	49	(18)	31
Prior service (credit) cost	(38)	14	(24)
Net unrealized gain (loss) on retirement benefits adjustments	120	(44)	76
Total other comprehensive income (loss)	$206	$(76)	$130

* These accumulated other comprehensive income amounts are included in net periodic pension and postretirement costs. See Note 7 for additional detail.

In the first six months of 2018 and 2017, the noncontrolling interests’ comprehensive income (loss) was $2.1 million and $(.8) million, respectively, which consisted of net income (loss) of $1.7 million and $(.8) million and cumulative translation adjustments of $.4 million and none, respectively.

(5)  Dividends declared and paid on a per share basis were as follows:

	Three Months Ended		Six Months Ended
	April 29	April 30	April 29	April 30
	2018	2017	2018	2017
Dividends declared	$.60	$.60	$1.20	$1.20
Dividends paid	$.60	$.60	$1.20	$1.20

(6)  A  reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Six Months Ended
	April 29	April 30	April 29	April 30
	2018	2017	2018	2017
Net income attributable to Deere & Company	$1,208.3	$808.5	$673.2	$1,007.5
Less income allocable to participating securities	.2	.2	.1	.3
Income allocable to common stock	$1,208.1	$808.3	$673.1	$1,007.2
Average shares outstanding	324.2	319.2	323.4	317.9
Basic per share	$3.73	$2.53	$2.08	$3.17

Average shares outstanding	324.2	319.2	323.4	317.9
Effect of dilutive share-based compensation	5.0	3.8	5.0	3.4
Total potential shares outstanding	329.2	323.0	328.4	321.3
Diluted per share	$3.67	$2.50	$2.05	$3.14

During the second quarter and first six months of 2018, .5 million shares and .3 million shares, respectively, were excluded from the computation because the incremental shares would have been antidilutive. During the second quarter and first six months of 2017, .7 million shares and .5 million shares, respectively, were excluded in the above per share computation.

(7)  The Company has several defined benefit pension plans and defined postretirement health care and life insurance plans covering many of its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	April 29	April 30	April 29	April 30
	2018	2017	2018	2017
Service cost	$76	$67	$148	$135
Interest cost	97	90	195	180
Expected return on plan assets	(194)	(197)	(388)	(394)
Amortization of actuarial loss	54	61	115	121
Amortization of prior service cost	3	3	6	6
Settlements/curtailments	6	1	6	1
Net cost	$42	$25	$82	$49

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	April 29	April 30	April 29	April 30
	2018	2017	2018	2017
Service cost	$11	$11	$22	$21
Interest cost	48	49	96	98
Expected return on plan assets	(6)	(5)	(11)	(9)
Amortization of actuarial loss	15	24	31	49
Amortization of prior service credit	(19)	(19)	(38)	(38)
Net cost	$49	$60	$100	$121

The components of net periodic pension and postretirement benefits cost excluding the service cost component are included in the line item other operating expenses in the Statement of Consolidated Income.

In the second quarter, a committee of the Company’s Board of Directors approved a voluntary $1,000 million contribution to its U.S. pension and postretirement benefit plans. During the first six months of 2018, the Company contributed approximately $86 million to its pension plans, which included a $50 million voluntary contribution to a U.S. plan, and $31 million to its other postretirement benefit plans. The Company presently anticipates contributing an additional $851 million to its pension plans and $138 million to its other postretirement benefit plans during the remainder of fiscal year 2018. The anticipated total contributions include voluntary contributions of $820 million to a U.S. pension plan and $130 million to a U.S. postretirement benefit plan, which will increase plan assets. The other contributions primarily include payments from Company funds to make direct payments to plan participants.

(8)  On December 22, 2017, the U.S. government enacted tax reform. The primary provisions of tax reform expected to impact the Company in fiscal year 2018 are a reduction to the corporate income tax rate from 35 percent to 21 percent and a transition from a worldwide corporate tax system to a territorial tax system. The reduction in the corporate income tax rate requires the Company to remeasure its net deferred tax assets to the new corporate tax rate and the transition to a territorial tax system requires payment of a one-time tax on deemed repatriation of undistributed and previously untaxed non-U.S. earnings. The Company currently plans to pay the deemed repatriation tax over an eight year period, as allowed by tax reform.

In December 2017, the SEC issued a staff accounting bulletin that allows for a measurement period up to one year after the enactment date of tax reform to complete the related accounting requirements. The tax reform measurement period adjustments and the effects on the results of the second quarter and first six months of 2018 in millions of dollars follow:

	Three Months Ended April 29, 2018			Six Months Ended April 29, 2018
	Equipment Operations	Financial Services	Total	Equipment Operations	Financial Services	Total
Net deferred tax asset remeasurement	$(158)	$(19)	$(177)	$853	$(314)	$539
Deemed earnings repatriation tax	(49)	52	3	179	85	264
Total discrete tax expense (benefit)	$(207)	$33	$(174)	$1,032	$(229)	$803

The second quarter measurement period benefit on the net deferred tax assets primarily results from the planned, voluntary $1,000 million contribution to U.S. pension and other postretirement benefit plans, which results in a tax deduction applicable to the 2017 tax year. The Company received authorization for this contribution in the second quarter (see Note 7). The provision for income taxes was also affected by other tax reform items, primarily the lower corporate income tax rate on current year income.

The 21 percent corporate income tax rate is effective January 1, 2018. Based on the Company’s October fiscal year end, the U.S. statutory income tax rate for fiscal year 2018 will be approximately 23.3 percent.

The first six months of 2018 tax expense is provisional as outlined below and may change during the remaining measurement period. The Company completed a preliminary assessment of earnings that could be repatriated based on reinvestment needs of non-U.S. operations and earnings available for repatriation. The estimated withholding tax that would be incurred from the repatriation of those earnings is included in the first six months of 2018 provisional income tax expense. The Company continues to analyze the provisions of tax reform addressing the net deferred tax asset remeasurement and the calculations, and the deemed earnings repatriation tax, including the determination of undistributed non-U.S. earnings. In addition, the Company is evaluating actions, including repatriating additional non-U.S. earnings and other actions that could affect the Company’s 2017 U.S. taxable income. The Company also continues to prepare its 2017 U.S. income tax returns, undergo income tax audits, and monitor potential legislative action and regulatory interpretations of tax reform.

Based on the effective date of certain provisions, the Company will be subject to additional requirements of tax reform beginning in fiscal year 2019. Those provisions include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion and anti-abuse tax benefits (BEAT) from certain payments between a U.S. corporation and foreign subsidiaries, a limitation of certain executive compensation, a deduction for foreign derived intangible income (FDII), and interest expense limitations. The Company has not completed its analysis of those provisions and the estimated effects. The Company also has not determined its accounting policy to treat the taxes due on GILTI as a period cost or include them in the determination of deferred taxes.

The Company’s unrecognized tax benefits at April 29, 2018 were $421 million, compared to $221 million at October 29, 2017. The increase is primarily due to a review of the timing of deduction for certain U.S. expenses and the effect of a lower U.S. corporate tax rate. These positions remain under review. The liability at April 29, 2018, October 29, 2017, and April 30, 2017 consisted of approximately $157 million, $86 million, and $79 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. Based on the ongoing review of tax accounting methods affecting the timing of certain U.S. tax deductions, the Company believes a reduction of unrecognized tax benefits of approximately $160 million, with a positive impact on the effective tax rate of approximately $55 million, in the next 12 months is reasonably possible.

(9)  Worldwide net sales and revenues, operating profit, and identifiable assets by segment in millions of dollars follow:

	Three Months Ended			Six Months Ended
	April 29	April 30%		April 29	April 30%
	2018	2017	Change	2018	2017	Change
Net sales and revenues:
Agriculture and turf	$7,049	$5,794	+22	$11,292	$9,392	+20
Construction and forestry	2,698	1,466	+84	4,429	2,566	+73
Total net sales	9,747	7,260	+34	15,721	11,958	+31
Financial services	795	716	+11	1,572	1,412	+11
Other revenues	178	311	-43	340	542	-37
Total net sales and revenues	$10,720	$8,287	+29	$17,633	$13,912	+27
Operating profit: *
Agriculture and turf	$1,056	$1,009	+5	$1,443	$1,227	+18
Construction and forestry	259	111	+133	291	148	+97
Financial services	179	158	+13	396	325	+22
Total operating profit	1,494	1,278	+17	2,130	1,700	+25
Reconciling items **	(109)	(104)	+5	(222)	(198)	+12
Income taxes	(177)	(366)	-52	(1,235)	(495)	+149
Net income attributable to Deere & Company	$1,208	$808	+50	$673	$1,007	-33

Intersegment sales and revenues:
Agriculture and turf net sales	$15	$10	+50	$24	$17	+41
Construction and forestry net sales
Financial services	82	62	+32	145	111	+31

Equipment operations outside the U.S. and Canada:
Net sales	$4,295	$2,968	+45	$6,804	$4,860	+40
Operating profit	534	391	+37	680	467	+46

	April 29	October 29
	2018	2017
Identifiable assets:
Agriculture and turf	$10,603	$9,359	+13
Construction and forestry	10,471	3,212	+226
Financial services	44,278	42,596	+4
Corporate	4,521	10,619	-57
Total assets	$69,873	$65,786	+6

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	April 29, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$117	$58	$44	$219
Construction and forestry	97	44	36	177
Other:
Agriculture and turf	32	16	28	76
Construction and forestry	11	4	2	17
Total	$257	$122	$110	$489

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$219	$171	$17,014	$17,404
Construction and forestry	177	42	2,899	3,118
Other:
Agriculture and turf	76	16	7,072	7,164
Construction and forestry	17	4	1,192	1,213
Total	$489	$233	$28,177	28,899
Less allowance for credit losses				187
Total financing receivables – net				$28,712

	October 29, 2017
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$118	$54	$49	$221
Construction and forestry	75	33	39	147
Other:
Agriculture and turf	27	14	7	48
Construction and forestry	11	6	2	19
Total	$231	$107	$97	$435

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$221	$173	$17,508	$17,902
Construction and forestry	147	30	2,618	2,795
Other:
Agriculture and turf	48	12	7,610	7,670
Construction and forestry	19	5	1,059	1,083
Total	$435	$220	$28,795	29,450
Less allowance for credit losses				187
Total financing receivables – net				$29,263

	April 30, 2017
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$120	$75	$65	$260
Construction and forestry	80	44	33	157
Other:
Agriculture and turf	37	12	27	76
Construction and forestry	12	4	2	18
Total	$249	$135	$127	$511

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$260	$159	$16,838	$17,257
Construction and forestry	157	31	2,563	2,751
Other:
Agriculture and turf	76	10	6,692	6,778
Construction and forestry	18	4	952	974
Total	$511	$204	$27,045	27,760
Less allowance for credit losses				177
Total financing receivables – net				$27,583

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended April 29, 2018
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$123	$40	$27	$190
Provision	5	9	2	16
Write-offs	(7)	(15)	(1)	(23)
Recoveries	4	6		10
Translation adjustments	(5)		(1)	(6)
End of period balance *	$120	$40	$27	$187

	Six Months Ended April 29, 2018
Allowance:
Beginning of period balance	$121	$40	$26	$187
Provision	5	9	4	18
Write-offs	(14)	(20)	(3)	(37)
Recoveries	10	11		21
Translation adjustments	(2)			(2)
End of period balance *	$120	$40	$27	$187
Financing receivables:
End of period balance	$20,522	$3,205	$5,172	$28,899
Balance individually evaluated **	$120	$1	$15	$136

	Three Months Ended April 30, 2017
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$111	$41	$23	$175
Provision	10	15	1	26
Write-offs	(15)	(18)	(1)	(34)
Recoveries	5	5		10
End of period balance *	$111	$43	$23	$177

	Six Months Ended April 30, 2017
Allowance:
Beginning of period balance	$113	$40	$23	$176
Provision	18	13	2	33
Write-offs	(27)	(20)	(3)	(50)
Recoveries	7	10	1	18
End of period balance *	$111	$43	$23	$177
Financing receivables:
End of period balance	$20,008	$3,036	$4,716	$27,760
Balance individually evaluated **	$148	$4	$17	$169

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
April 29, 2018*
Receivables with specific allowance **	$33	$31	$10	$34
Receivables without a specific allowance **	41	40		43
Total	$74	$71	$10	$77
Agriculture and turf	$52	$51	$9	$54
Construction and forestry	$22	$20	$1	$23

October 29, 2017*
Receivables with specific allowance **	$36	$33	$10	$30
Receivables without a specific allowance ***	28	27		24
Total	$64	$60	$10	$54
Agriculture and turf	$49	$46	$10	$38
Construction and forestry	$15	$14		$16

April 30, 2017*
Receivables with specific allowance **	$23	$22	$9	$26
Receivables without a specific allowance ***	27	24		28
Total	$50	$46	$9	$54
Agriculture and turf	$28	$26	$8	$32
Construction and forestry	$22	$20	$1	$22

*  Finance income recognized was not material.

** Primarily retail notes.

***  Primarily retail notes and wholesale receivables.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first six months of 2018, the Company identified 253 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $13 million pre-modification and $13 million post-modification. During the first six months of 2017, there were 226 financing receivable contracts, primarily retail notes, identified as troubled debt restructurings with aggregate balances of $5 million pre-modification and $4 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At April 29, 2018, the Company had commitments to lend approximately $8 million to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,489 million, $2,631 million, and $2,589 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,438 million, $2,571 million, and $2,522 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $686 million, $478 million, and $413 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $656 million, $454 million, and $390 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,383 million, $1,155 million, and $1,395 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,310 million, $1,096 million, and $1,315 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

April 29, 2018
Carrying value of liabilities	$1,310
Maximum exposure to loss	1,383

The total assets of unconsolidated VIEs related to securitizations were approximately $36 billion at April 29, 2018.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	April 29	October 29	April 30
	2018	2017	2017
Financing receivables securitized (retail notes)	$4,450	$4,172	$4,295
Allowance for credit losses	(14)	(13)	(13)
Other assets	122	105	115
Total restricted securitized assets	$4,558	$4,264	$4,397

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	April 29	October 29	April 30
	2018	2017	2017
Short-term securitization borrowings	$4,401	$4,119	$4,225
Accrued interest on borrowings	3	2	2
Total liabilities related to restricted securitized assets	$4,404	$4,121	$4,227

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At April 29, 2018, the maximum remaining term of all securitized retail notes was approximately seven years.

(12)  Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 29	October 29	April 30
	2018	2017	2017
Raw materials and supplies	$2,231	$1,688	$1,559
Work-in-process	900	495	531
Finished goods and parts	5,208	3,182	3,421
Total FIFO value	8,339	5,365	5,511
Less adjustment to LIFO value	1,450	1,461	1,396
Inventories	$6,889	$3,904	$4,115

(13)  The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Goodwill at October 30, 2016	$323	$493	$816
Translation adjustments and other	(10)		(10)
Goodwill at April 30, 2017	$313	$493	$806

Goodwill at October 29, 2017	$521	$512	$1,033
Acquisitions *	25	2,060	2,085
Divestitures **		(10)	(10)
Translation adjustments	5	76	81
Goodwill at April 29, 2018	$551	$2,638	$3,189

*  See Note 18.

** See Note 19.

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	April 29	October 29	April 30
	(Years)	2018	2017	2017
Amortized intangible assets:
Customer lists and relationships	16	$590	$42	$39
Technology, patents, trademarks, and other	18	1,109	139	129
Total at cost		1,699	181	168
Less accumulated amortization **		130	86	77
Total		1,569	95	91
Unamortized intangible assets:
In-process research and development		123	123
Other intangible assets – net		$1,692	$218	$91

*  Weighted-averages

** Accumulated amortization at April 29, 2018, October 29, 2017, and April 30, 2017 for customer lists and relationships totaled $30 million, $17 million, and $15 million and technology, patents, trademarks, and other totaled $100 million, $69 million, and $62 million, respectively.

The amortization of other intangible assets in the second quarter and the first six months of 2018 was $31 million and $44 million and for 2017 was $4 million and $9 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2018 – $61, 2019 – $121, 2020 – $109, 2021 – $104, and 2022 – $104.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $475 million and $444 million at April 29, 2018 and April 30, 2017, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended		Six Months Ended
	April 29	April 30	April 29	April 30
	2018	2017	2018	2017
Beginning of period balance	$1,550	$1,285	$1,468	$1,226
Payments	(213)	(167)	(430)	(332)
Amortization of premiums received	(57)	(54)	(113)	(97)
Accruals for warranties	260	238	453	470
Premiums received	65	55	126	95
Acquisitions *			80
Foreign exchange	(14)	8	7	3
End of period balance	$1,591	$1,365	$1,591	$1,365

*  See Note 18.

At April 29, 2018, the Company had approximately $447 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere and Wirtgen equipment. The increase from October 29, 2017 primarily relates to the Wirtgen acquisition. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At April 29, 2018, the Company had accrued losses of approximately $16 million under these agreements. The maximum remaining term of the receivables guaranteed at April 29, 2018 was approximately eight years.

At April 29, 2018, the Company had commitments of approximately $328 million for the construction and acquisition of property and equipment. The increase from October 29, 2017 primarily relates to the Wirtgen acquisition. Also, at April 29, 2018, the Company had restricted assets of $123 million, primarily as collateral for borrowings and restricted other assets. See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $85 million at April 29, 2018. The accrued liability for these contingencies was not material at April 29, 2018.

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

The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	April 29, 2018		October 29, 2017		April 30, 2017
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables – net:
Equipment operations **	$76	$74
Financial services	24,200	23,997	$25,104	$24,946	$23,301	$23,141
Total	$24,276	$24,071	$25,104	$24,946	$23,301	$23,141

Financing receivables securitized – net:
Equipment operations **	$113	$110
Financial services	4,323	4,273	$4,159	$4,130	$4,282	$4,253
Total	$4,436	$4,383	$4,159	$4,130	$4,282	$4,253

Short-term securitization borrowings:
Equipment operations **	$113	$113
Financial services	4,288	4,274	$4,119	$4,118	$4,225	$4,225
Total	$4,401	$4,387	$4,119	$4,118	$4,225	$4,225

Long-term borrowings due within one year:
Equipment operations **	$274	$273	$154	$154	$120	$119
Financial services	6,566	6,559	6,064	6,079	5,339	5,345
Total	$6,840	$6,832	$6,218	$6,233	$5,459	$5,464

Long-term borrowings:
Equipment operations **	$5,537	$5,850	$5,491	$6,026	$4,520	$5,020
Financial services	20,742	20,769	20,400	20,606	18,733	18,864
Total	$26,279	$26,619	$25,891	$26,632	$23,253	$23,884

*  Fair value measurements above were Level 3 for all financing receivables, Level 3 for equipment operations short-term securitization borrowings, and Level 2 for all other borrowings.

** See Note 18.

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	April 29	October 29	April 30
	2018*	2017*	2017*
Marketable securities
Equity fund	$46	$48	$135
Fixed income fund	14	15	15
U.S. government debt securities	86	77	79
Municipal debt securities	46	39	39
Corporate debt securities	137	135	132
International debt securities	17	20	28
Mortgage-backed securities **	133	118	118
Total marketable securities	479	452	546
Other assets
Derivatives:
Interest rate contracts	87	116	142
Foreign exchange contracts	101	108	60
Cross-currency interest rate contracts	6	11	14
Total assets ***	$673	$687	$762
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$341	$131	$79
Foreign exchange contracts	28	26	50
Cross-currency interest rate contracts	2	1	2
Total liabilities	$371	$158	$131

*  All measurements above were Level 2 measurements except for Level 1 measurements of the equity fund of $46 million, $48 million, and $135 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively; the fixed income fund of $14 million, $15 million, and $15 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively; and U.S. government debt securities of $42 million, $44 million, and $46 million at April 29, 2018, October 29, 2017, and April 30, 2017, respectively. In addition, $14 million, $17 million, and $23 million of the international debt securities were Level 3 measurements at April 29, 2018, October 29, 2017, and April 30, 2017, respectively. There were no transfers between Level 1 and Level 2 during the first six months of 2018 or 2017.

** Primarily issued by U.S. government sponsored enterprises.

***  Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds that were Level 1 measurements.

The contractual maturities of debt securities at April 29, 2018 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$29	$28
Due after one through five years	107	105
Due after five through 10 years	95	91
Due after 10 years	62	62
Mortgage-backed securities	139	133
Debt securities	$432	$419

Fair value, recurring Level 3 measurements from available-for-sale marketable securities in millions of dollars follow:

	Three Months Ended		Six Months Ended
	April 29	April 30	April 29	April 30
	2018	2017	2018	2017
Beginning of period balance	$15	$23	$17	$28
Principal payments	(1)	(1)	(3)	(6)
Change in unrealized gain		1		1
End of period balance	$14	$23	$14	$23

Fair value,  nonrecurring Level 1 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended		Six Months Ended
	April 29	October 29	April 30	April 29	April 30	April 29	April 30
	2018	2017	2017	2018	2017	2018	2017
Investments in unconsolidated affiliates		$28

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 29, 2018, October 29, 2017, and April 30, 2017 were $1,800 million, $1,700 million, and $1,600 million, respectively. The total notional amounts of the cross-currency interest rate contracts at April 29, 2018, October 29, 2017, and April 30, 2017 were $11 million, $22 million, and $32 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in OCI and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as cash flow hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of gain recorded in OCI at April 29, 2018 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $9 million after-tax. These contracts mature in up to 26 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at April 29, 2018, October 29, 2017, and April 30, 2017 were $8,421 million, $8,661 million, and $7,605 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a loss of $2 million and none during the second quarter of 2018 and 2017, respectively, and a loss of $3 million and a gain of $2 million during the first six months of 2018 and 2017, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	Three Months Ended		Six Months Ended
	April 29	April 30	April 29	April 30
	2018	2017	2018	2017
Interest rate contracts *	$(123)	$32	$(271)	$(202)
Borrowings **	121	(32)	268	204

* Includes changes in fair values of interest rate contracts excluding net accrued interest income of $5 million and $22 million during the second quarter of 2018 and 2017, respectively, and $17 million and $48 million during the first six months of 2018 and 2017, respectively.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $64 million and $61 million during the second quarter of 2018 and 2017, respectively, and $127 million and $126 million during the first six months of 2018 and 2017, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings and purchases or sales of inventory. The total notional amounts of these interest rate swaps at April 29, 2018, October 29, 2017, and April 30, 2017 were $7,189 million, $6,757 million, and $5,783 million, the foreign exchange contracts were $6,791 million, $8,499 million, and $4,600 million, and the cross-currency interest rate contracts were $92 million, $66 million, and $76 million, respectively. The increase in the total notional amounts of foreign exchange contracts at October 29, 2017 primarily relates to the Wirtgen acquisition (see Note 18). At April 29, 2018, October 29, 2017, and April 30, 2017, there were also $123 million, $253 million, and $366 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	April 29	October 29	April 30
Other Assets	2018	2017	2017
Designated as hedging instruments:
Interest rate contracts	$34	$74	$116
Cross-currency interest rate contracts	3	5	7
Total designated	37	79	123

Not designated as hedging instruments:
Interest rate contracts	53	42	26
Foreign exchange contracts	101	108	60
Cross-currency interest rate contracts	3	6	7
Total not designated	157	156	93

Total derivative assets	$194	$235	$216

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$316	$112	$64
Total designated	316	112	64

Not designated as hedging instruments:
Interest rate contracts	25	19	15
Foreign exchange contracts	28	26	50
Cross-currency interest rate contracts	2	1	2
Total not designated	55	46	67

Total derivative liabilities	$371	$158	$131

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended		Six Months Ended
	OCI	April 29	April 30	April 29	April 30
	Classification	2018	2017	2018	2017
Fair Value Hedges:
Interest rate contracts	Interest	$(118)	$54	$(254)	$(154)

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	6	(1)	14	2
Foreign exchange contracts	OCI (pretax) *	1	(3)	1	(2)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	1	(1)	1	(1)
Foreign exchange contracts	Other operating *		(3)		(2)

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$(5)	$(4)
Foreign exchange contracts	Cost of sales	36	28	$(12)	$(12)
Foreign exchange contracts	Other operating *	164	15	(52)	(13)
Total not designated		$195	$39	$(64)	$(25)

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at April 29, 2018, October 29, 2017, and April 30, 2017, was $344 million, $132 million, and $81 million, respectively. In accordance with the limits established in these agreements, the Company posted $32 million in cash collateral at April 29, 2018. No cash collateral was posted or received at either October 29, 2017 or April 30, 2017.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting	Cash Collateral
April 29, 2018	Recognized	Arrangements	Received/Paid	Net Amount
Assets	$194	$(74)		$120
Liabilities	371	(74)	$(32)	265

	Gross Amounts	Netting	Cash Collateral
October 29, 2017	Recognized	Arrangements	Received/Paid	Net Amount
Assets	$235	$(65)		$170
Liabilities	158	(65)		93

	Gross Amounts	Netting	Cash Collateral
April 30, 2017	Recognized	Arrangements	Received/Paid	Net Amount
Assets	$216	$(54)		$162
Liabilities	131	(54)		77

(17)  In December 2017, the Company granted stock options to employees for the purchase of 476 thousand shares of common stock at an exercise price of $151.95 per share and a binomial lattice model fair value of $39.11 per share at the grant date. At April 29, 2018, options for 9.1 million shares were outstanding with a weighted-average exercise price of $86.73 per share. The Company also granted 403 thousand restricted stock units to employees and non-employee directors in the first six months of 2018, of which 318 thousand are subject to service based only conditions and 85 thousand are subject to performance/service based conditions. The weighted-average fair value of the service based only units at the grant date was $152.07 per unit based on the market price of a share of underlying common stock. The weighted-average fair value of the performance/service based units at the grant date was $145.33 per unit based on the market price of a share of underlying common stock excluding dividends. At April 29, 2018, the Company was authorized to grant an additional 10.0 million shares related to stock option and restricted stock awards.

(18)  On December 1, 2017, the Company acquired Wirtgen, which was a privately-held international company and is the leading manufacturer worldwide of road construction equipment. Headquartered in Germany, Wirtgen has six brands across the road construction sector spanning processing, mixing, paving, compaction, and rehabilitation. Wirtgen sells products in more than 100 countries and had approximately 8,200 employees at the acquisition date.

The total cash purchase price, net of cash acquired of $197 million, was $5,130 million, a portion of which is held in escrow to secure certain indemnity obligations of Wirtgen. In addition to the cash purchase price, the Company assumed $1,717 million in liabilities, which represented substantially all of Wirtgen’s liabilities. The Company financed the acquisition and associated transaction expenses from a combination of cash and new debt financing, which consisted of medium-term notes, including €850 million issued in September 2017.

The preliminary fair values assigned to the assets and liabilities of the acquired entity in millions of dollars, which is based on information as of the acquisition date and available at April 29, 2018 follows:

Trade accounts and notes receivable	$457
Financing receivables	43
Financing receivables securitized	125
Other receivables	100
Inventories	1,538
Property and equipment	757
Goodwill	2,060
Other intangible assets	1,458
Deferred income taxes	96
Other assets	221
Total assets	$6,855

Short-term borrowings	$285
Short-term securitization borrowings	127
Accounts payable and accrued expenses	725
Deferred income taxes	502
Long-term borrowings	50
Retirement benefits and other liabilities	28
Total liabilities	$1,717

Noncontrolling interests	$8

During the second quarter of 2018, measurement period adjustments decreased the total assets by $8 million, total liabilities by $7 million, and noncontrolling interests by $1 million. The Company continues to review the fair value of the assets and liabilities acquired, which may be updated during the measurement period.

The identifiable intangible assets’ preliminary fair values in millions of dollars and weighted-average useful lives in years follows:

	Weighted-Average Useful Lives	Preliminary Fair Values
Customer lists and relationships	16	$534
Technology, patents, trademarks, and other	19	$924

The goodwill was the result of future cash flows and related fair value of Wirtgen exceeding the fair value of the identified assets and liabilities. The goodwill is not expected to be deductible for income tax purposes and is included in the construction and forestry segment.

Wirtgen’s results were included in the Company’s consolidated financial statements beginning on the acquisition date. The results are incorporated using a 30-day lag period and are included in the construction and forestry segment. The net sales and revenues and operating profit (loss) included in the Company’s statement of consolidated income in the second quarter of 2018 and first six months of 2018 were $873 million and $1,127 million, and $41 million and $(51) million, respectively. The Company also recognized $3 million of acquisition related costs in the second quarter of 2018, which were recorded in selling, administrative and general expenses. In the first six months of 2018, the Company recognized $53 million of acquisition related costs, which were recorded $27 million in selling, administrative and general expenses and $26 million in other operating expenses.

The unaudited pro forma consolidated net sales and revenues and net income are prepared as if the acquisition closed at the beginning of fiscal year 2017 and follow in millions of dollars:

	Three Months Ended		Six Months Ended
	April 29	April 30	April 29	April 30
	2018	2017	2018	2017
Net sales and revenues	$10,720	$9,045	$18,098	$15,253
Net income attributable to Deere & Company	$1,310	$837	$877	$942

The pro forma amounts have been calculated using policies consistent with the Company’s accounting policies and include the additional expense from the amortization from the allocated purchase price adjustments. The pro forma results exclude acquisition related costs incurred in both periods and assume the medium-term notes used to fund the acquisition were issued in fiscal year 2016 at the interest rate of the actual notes. In addition, the pro forma results for the second quarter and six months ended April 30, 2017 include nonrecurring pretax expenses of $102 million and $264 million, for the higher cost basis from the inventory fair value adjustment and $21 million and $42 million for the amortization of identifiable intangible assets. Anticipated synergies or other expected benefits of the acquisition are not included in the pro forma results. As a result, the unaudited pro forma financial information may not be indicative of the results for future operations or the results if the acquisition closed at the beginning of fiscal year 2017.

In March 2018, the Company acquired King Agro, a privately held manufacturer of carbon fiber technology products with headquarters in Valencia, Spain and a production facility in Campana, Argentina. The total cash purchase price, net of cash acquired of $3 million, was $41 million, excluding a loan to King Agro of $4 million that was forgiven on the acquisition date. In addition to the cash purchase price, the Company assumed $11 million of liabilities. The preliminary asset and liability fair values are as follows:

Trade accounts and notes receivable	$4
Other receivables	3
Inventories	6
Property and equipment	5
Goodwill	25
Other intangible assets	13
Total assets	$56

Short-term borrowings	$2
Accounts payable and accrued expenses	4
Deferred income taxes	3
Long-term borrowings	2
Total liabilities	$11

The identifiable intangibles were primarily related to trade name and technology, which have a weighted-average amortization period of 10 years.

The goodwill was the result of future cash flows and related fair values of the entity exceeding the fair value of the identified assets and liabilities, which is not expected to be deducted for tax purposes. The results of King Agro were included in the Company’s consolidated financial statements in the agriculture and turf segment since the date of acquisition. The pro forma results of operations as if the acquisition had occurred at the beginning of the prior fiscal year would not differ significantly from the reported results.

(19)  In November 2017, the Company sold its construction and forestry retail locations in Florida. At the time of the sale, total assets were $93 million and liabilities were $1 million. The assets consisted of inventory of $61 million, property and equipment – net of $21 million, goodwill of $10 million, and $1 million of other assets. The liabilities consisted of $1 million of accounts payable and accrued expenses. The total proceeds from the sale will be approximately $105 million, with $55 million received in the first six months of 2018. The remaining sales price is due based on standard payment terms of new equipment sales to independent dealers. A pretax gain of $13 million was recorded in other income in the construction and forestry segment. After the sale, the Company sells equipment, service parts, and provides other services to the purchaser as an independent dealer.

(20) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended April 29, 2018 and April 30, 2017
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2018	2017	2018	2017
Net Sales and Revenues
Net sales	$9,747.0	$7,259.8
Finance and interest income	27.8	18.7	$812.5	$716.4
Other income	202.9	339.6	64.9	61.0
Total	9,977.7	7,618.1	877.4	777.4

Costs and Expenses
Cost of sales	7,333.8	5,428.1
Research and development expenses	415.2	325.4
Selling, administrative and general expenses	799.5	644.1	141.5	141.3
Interest expense	78.2	67.0	231.2	169.4
Interest compensation to Financial Services	80.6	60.4
Other operating expenses	66.7	83.2	324.7	307.3
Total	8,774.0	6,608.2	697.4	618.0

Income of Consolidated Group before Income Taxes	1,203.7	1,009.9	180.0	159.4
Provision for income taxes	100.8	309.7	76.3	56.1
Income of Consolidated Group	1,102.9	700.2	103.7	103.3

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	104.1	103.5	.4	.2
Other	2.7	4.6
Total	106.8	108.1	.4	.2
Net Income	1,209.7	808.3	104.1	103.5
Less: Net income (loss) attributable to noncontrolling interests	1.4	(.2)
Net Income Attributable to Deere & Company	$1,208.3	$808.5	$104.1	$103.5

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Six Months Ended April 29, 2018 and April 30, 2017
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2018	2017	2018	2017
Net Sales and Revenues
Net sales	$15,721.0	$11,957.7
Finance and interest income	39.4	40.0	$1,589.4	$1,403.7
Other income	399.3	597.6	127.7	119.2
Total	16,159.7	12,595.3	1,717.1	1,522.9

Costs and Expenses
Cost of sales	12,038.8	9,210.0
Research and development expenses	772.0	637.5
Selling, administrative and general expenses	1,390.2	1,189.3	257.7	264.7
Interest expense	174.2	133.8	425.3	318.1
Interest compensation to Financial Services	142.2	106.1
Other operating expenses	138.9	148.9	635.9	612.5
Total	14,656.3	11,425.6	1,318.9	1,195.3

Income of Consolidated Group before Income Taxes	1,503.4	1,169.7	398.2	327.6
Provision (credit) for income taxes	1,364.7	384.6	(130.0)	110.5
Income of Consolidated Group	138.7	785.1	528.2	217.1

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	529.4	217.9	1.2	.8
Other	6.8	3.7
Total	536.2	221.6	1.2	.8
Net Income	674.9	1,006.7	529.4	217.9
Less: Net income (loss) attributable to noncontrolling interests	1.7	(.8)
Net Income Attributable to Deere & Company	$673.2	$1,007.5	$529.4	$217.9

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	April 29	October 29	April 30	April 29	October 29	April 30
	2018	2017	2017	2018	2017	2017
Assets
Cash and cash equivalents	$2,988.9	$8,168.4	$3,343.8	$1,212.5	$1,166.5	$1,182.0
Marketable securities	16.9	20.2	118.1	462.4	431.4	428.2
Receivables from unconsolidated subsidiaries and affiliates	1,668.0	1,032.1	3,453.0
Trade accounts and notes receivable – net	1,515.9	876.3	742.9	6,436.0	4,134.1	4,867.3
Financing receivables – net	75.7			24,199.8	25,104.1	23,301.1
Financing receivables securitized – net	113.1			4,323.2	4,158.8	4,281.8
Other receivables	1,273.3	1,045.6	801.6	190.1	195.5	136.0
Equipment on operating leases – net				6,723.1	6,593.7	5,923.9
Inventories	6,888.9	3,904.1	4,114.8
Property and equipment – net	5,696.0	5,017.3	4,909.7	46.9	50.4	50.2
Investments in unconsolidated subsidiaries and affiliates	4,915.9	4,812.3	4,612.2	15.3	13.8	12.5
Goodwill	3,188.7	1,033.3	806.2
Other intangible assets – net	1,692.2	218.0	90.8
Retirement benefits	617.9	538.1	176.2	15.0	16.9	18.9
Deferred income taxes	2,065.5	3,098.8	3,651.1	76.4	79.8	76.3
Other assets	1,186.3	973.9	901.1	577.3	651.4	636.8
Total Assets	$33,903.2	$30,738.4	$27,721.5	$44,278.0	$42,596.4	$40,915.0

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$659.1	$375.5	$276.6	$10,235.5	$9,659.8	$7,687.0
Short-term securitization borrowings	113.2			4,287.9	4,118.7	4,224.6
Payables to unconsolidated subsidiaries and affiliates	145.7	121.9	101.6	1,633.7	996.2	3,418.1
Accounts payable and accrued expenses	9,265.7	7,718.1	6,765.0	2,030.8	1,827.1	1,587.1
Deferred income taxes	462.9	115.6	89.7	523.2	857.7	764.8
Long-term borrowings	5,536.5	5,490.9	4,520.4	20,742.1	20,400.4	18,732.7
Retirement benefits and other liabilities	7,285.5	7,341.9	8,260.4	95.6	92.9	91.7
Total liabilities	23,468.6	21,163.9	20,013.7	39,548.8	37,952.8	36,506.0

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	14.6	14.0	14.0

Stockholders’ Equity
Common stock, $1 par value (issued shares at April 29, 2018 – 536,431,204)	4,423.4	4,280.5	4,165.4	2,099.1	2,099.1	2,079.1
Common stock in treasury	(15,425.9)	(15,460.8)	(15,521.0)
Retained earnings	25,586.0	25,301.3	24,535.8	2,872.4	2,782.0	2,608.1
Accumulated other comprehensive income (loss)	(4,173.2)	(4,563.7)	(5,495.5)	(242.3)	(237.5)	(278.2)
Total Deere & Company stockholders' equity	10,410.3	9,557.3	7,684.7	4,729.2	4,643.6	4,409.0
Noncontrolling interests	9.7	3.2	9.1
Total stockholders’ equity	10,420.0	9,560.5	7,693.8	4,729.2	4,643.6	4,409.0
Total Liabilities and Stockholders’ Equity	$33,903.2	$30,738.4	$27,721.5	$44,278.0	$42,596.4	$40,915.0

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Six Months Ended April 29, 2018 and April 30, 2017
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2018	2017	2018	2017
Cash Flows from Operating Activities
Net income	$674.9	$1,006.7	$529.4	$217.9
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	9.2	(.2)	17.6	32.8
Provision for depreciation and amortization	483.8	427.0	529.3	476.9
Gain on sale of affiliates and investments	(13.2)	(281.4)
Undistributed earnings of unconsolidated subsidiaries and affiliates	(93.8)	59.8	(1.0)	(.6)
Provision (credit) for deferred income taxes	934.5	(118.8)	(330.2)	18.4
Changes in assets and liabilities:
Trade receivables	(188.5)	(87.7)
Inventories	(1,439.5)	(771.8)
Accounts payable and accrued expenses	578.0	200.0	84.2	18.0
Accrued income taxes payable/receivable	147.4	191.5	5.6	3.6
Retirement benefits	62.7	111.0	4.9	4.6
Other	(106.1)	(49.2)	72.0	104.8
Net cash provided by operating activities	1,049.4	686.9	911.8	876.4

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			9,486.7	8,833.8
Proceeds from maturities and sales of marketable securities	3.6	7.9	20.2	33.4
Proceeds from sales of equipment on operating leases			748.6	786.4
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	55.0	113.9
Cost of receivables acquired (excluding trade and wholesale)			(8,918.8)	(8,238.0)
Acquisitions of businesses, net of cash acquired	(5,171.1)
Purchases of marketable securities			(62.8)	(43.7)
Purchases of property and equipment	(351.6)	(252.2)	(.6)	(.8)
Cost of equipment on operating leases acquired			(1,409.3)	(1,355.6)
Increase in trade and wholesale receivables			(2,293.8)	(1,012.7)
Other	44.2	(18.1)	(47.0)	(.6)
Net cash used for investing activities	(5,419.9)	(148.5)	(2,476.8)	(997.8)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(67.1)	(7.4)	266.2	190.5
Change in intercompany receivables/payables	(641.6)	(287.5)	641.6	287.5
Proceeds from long-term borrowings	107.1	19.1	3,970.6	2,642.5
Payments of long-term borrowings	(85.3)	(24.7)	(2,803.4)	(2,717.5)
Proceeds from issuance of common stock	198.6	383.6
Repurchases of common stock	(60.6)	(6.2)
Dividends paid	(386.9)	(379.5)	(439.1)	(280.2)
Other	(25.5)	(25.8)	(18.5)	(13.9)
Net cash provided by (used for) financing activities	(961.3)	(328.4)	1,617.4	108.9

Effect of Exchange Rate Changes on Cash and Cash Equivalents	152.3	(6.7)	(6.4)	(.8)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,179.5)	203.3	46.0	(13.3)
Cash and Cash Equivalents at Beginning of Period	8,168.4	3,140.5	1,166.5	1,195.3
Cash and Cash Equivalents at End of Period	$2,988.9	$3,343.8	$1,212.5	$1,182.0

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to increase approximately 10 percent for 2018. Industry sales in the European Union (EU) 28 nations are forecast to increase approximately 5 percent. In South America, industry sales of tractors and combines are projected to be about the same or increase about 5 percent. Asian sales are forecast to be in line with 2017. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same or increase 5 percent for 2018. The Company’s agriculture and turf segment sales increased 22 percent in the second quarter and 20 percent for the first six months. These sales are forecast to increase about 14 percent for fiscal year 2018. Construction equipment markets reflect continued improvement in demand driven by higher housing starts in the U.S., increased activity in the oil and gas sector, and economic growth worldwide. In forestry, global industry sales are expected to be up about 10 percent. The Company’s construction and forestry segment sales increased 84 percent in the second quarter and 73 percent for the first six months, with Wirtgen adding 60 percent and 44 percent for the respective periods. These sales are forecast to increase about 83 percent in 2018, with Wirtgen adding 56 percent to the segment’s sales. Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $800 million in 2018, which includes a provisional income tax benefit of $229 million associated with tax reform.

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

The Company reported higher second quarter net sales and net income from strengthening demand. Farm machinery sales in both North and South America are improving and construction equipment sales are continuing to increase sharply. The Company made significant progress working with suppliers to increase production, but is experiencing higher raw material and freight costs. The more durable business model as well as investments in new products and businesses allows the Company to remain confident in the present direction and believe it will continue to deliver value to customers and investors.

2018 Compared with 2017

Net income attributable to Deere & Company was $1,208 million, or $3.67 per share, for the second quarter of 2018, compared with $808.5 million, or $2.50 per share, for the same period last year. For the first six months of 2018, net income attributable to Deere & Company was $673.2 million, or $2.05 per share, compared with $1,007 million, or $3.14 per share, last year. Affecting results for the second quarter and first six months of 2018 were provisional adjustments to the provision for income taxes due to tax reform. Second quarter results included a favorable net adjustment to provisional income tax expense of $174 million, while the first six months reflected an unfavorable net provisional income tax expense of $803 million (see Note 8).

Worldwide net sales and revenues increased 29 percent to $10,720 million for the second quarter this year, compared with $8,287 million a year ago, and increased 27 percent to $17,633 million for the first six months, compared with $13,912 million last year. Net sales of the worldwide equipment operations increased 34 percent to $9,747 million for the second quarter and 31 percent to $15,721 million for the first six months, compared with $7,260 million and $11,958 million for the same periods last year. The Company’s acquisition of Wirtgen in December 2017 (see Note 18) added 12 percent to net sales for the quarter and 9 percent for the first six months. Equipment net sales in the U.S. and Canada increased 27 percent for the second quarter and 26 percent year to date, with Wirtgen adding 5 percent and 3 percent for the respective periods. Outside the U.S. and Canada, net sales increased 45 percent for the second quarter and 40 percent for the first six months, with Wirtgen adding 23 percent and 19 percent for both periods. Net sales included a favorable currency translation effect of 7 percent for the second quarter and 6 percent for the first six months.

The Company’s equipment operations reported operating profit of $1,315 million for the second quarter of 2018 and $1,734 million for the first six months, compared with $1,120 million and $1,375 million, respectively, last year. Wirtgen, whose results are included in these amounts, had operating profit of $41 million for the quarter and an operating loss of $51 million for the first six months. The Wirtgen year to date operating loss was attributable to the unfavorable effects of purchase accounting and acquisition costs. Excluding Wirtgen results, the improvement for both periods was primarily driven by higher shipment volumes and lower warranty costs, partially offset by higher research and development expenses and higher production costs. The corresponding periods of 2017 included a gain on the sale of SiteOne Landscapes Supply, Inc. (SiteOne). Additionally, in the first six months of 2017 Deere incurred expenses associated with a voluntary employee-separation program.

Net income of the Company’s equipment operations was $1,103 million for the second quarter and $139 million for the first six months, compared with $700 million and $785 million for the corresponding periods of 2017. In addition to the operating factors previously mentioned, the quarter was favorably affected by $207 million and the six month period unfavorably affected by $1,032 million due to provisional income tax adjustments related to tax reform.

The Company’s financial services operations reported net income attributable to Deere & Company of $104.1 million for the second quarter and $529.4 million for the first six months, compared with $103.5 million and $217.9 million for the same periods last year. Results for both periods benefited from a higher average portfolio, lower losses on lease residual values, and a lower provision for credit losses, partially offset by a less favorable financing spread. Additionally, provisional income tax adjustments related to tax reform had an unfavorable effect of $33.2 million for the quarter and a favorable effect of $228.8 million for six months.

Business Segment Results

•

Agriculture and Turf. Segment sales increased 22 percent for the quarter and 20 percent for first six months due to higher shipment volumes and the favorable effects of currency translation. Operating profit was $1,056 million for the quarter and $1,443 million year to date, compared with respective totals of $1,009 million and $1,227 million for the same periods last year. Results for the quarter were helped by higher shipment volumes, partially offset by higher research and development expenses and production costs. For the first six months, results benefited from higher shipment volumes and lower warranty related expenses, partially offset by higher research and development expenses and production costs. Prior year periods benefited from gains on the SiteOne sale, while the first six months of last year were affected by voluntary employee-separation expenses.

•

Construction and Forestry. Segment sales increased 84 percent for the quarter and 73 percent for six months, with Wirtgen adding 60 percent and 44 percent for the respective periods. Also helping sales for both periods were higher shipment volumes and the favorable effects of currency translation. Operating profit was $259 million for the quarter and $291 million for six months, compared with $111 million and $148 million last year. Wirtgen contributed operating profit of $41 million for the quarter and a six month operating loss of $51 million related to the effects of purchase accounting and acquisition costs. Excluding Wirtgen, the improvements were primarily driven by higher shipment volumes and lower warranty expenses, partially offset by higher production costs. Results for the first six months of last year also included voluntary employee-separation costs.

•

Financial Services. The operating profit of the financial services segment was $179 million for the second quarter and $396 million for the first six months of 2018, compared with $158 million and $325 million in the same periods last year. Results for both periods benefited from a higher average portfolio, lower losses on lease residual values, and a lower provision for credit losses, partially offset by a less favorable financing spread. Total financial services revenues, including intercompany revenues, increased 13 percent to $877 million in the current quarter from $777 million in the second quarter of 2017 and increased 13 percent to $1,717 million in the first six months of 2018 compared to $1,523 million last year. The average balance of receivables and leases financed was 8 percent higher in the second quarter and 7 percent higher in the first six months of 2018, compared with the same periods last year. Interest expense increased 36 percent in the second quarter and 34 percent in the first six months of 2018 primarily as a result of higher average borrowing rates and higher average borrowings. The financial services’ consolidated ratio of earnings to fixed charges was 1.79 to 1 for the second quarter this year, compared with 1.98 to 1 in the same period last year. The ratio was 1.95 to 1 for the first six months this year, compared to 2.08 to 1 for the same period last year.

The cost of sales to net sales ratios for the second quarter and first six months of 2018 were 75.2 percent and 76.6 percent, respectively, compared to 74.8 percent and 77.0 percent for the same periods last year. The increase in the second quarter was primarily driven by the unfavorable effects of purchase accounting related to Wirtgen (see Note 18) and higher production costs, partially offset by lower warranty costs. The improvement in the first six months was primarily due to lower warranty costs and the expenses incurred in 2017 associated with a voluntary employee-separation program, partially offset by higher production costs and the unfavorable effects of purchase accounting related to Wirtgen.

Other income decreased in the second quarter and first six months of 2018 primarily due to the gains on the sale of a partial interest in SiteOne in 2017. Research and development expenses increased in both periods primarily as a result of spending to support new products and the impact of acquisitions. Selling, administrative and general expenses increased in the second quarter primarily due to the Wirtgen acquisition. These expenses increased in the first six months mainly due to the Wirtgen acquisition and acquisition related costs, and higher incentive compensation expenses, partially offset by voluntary employee-separation program expenses in 2017. Other operating expenses decreased in the second quarter primarily due to the favorable effect of currency translation and lower losses on lease residual values, partially offset by higher depreciation on operating leases. Other operating expenses increased in the first six months primarily due to higher depreciation on operating leases and acquisition related costs, partially offset by the favorable effect of currency translation and lower losses on lease residual values.

Market Conditions and Outlook

Company equipment sales are projected to increase by about 30 percent for fiscal 2018 and by about 35 percent for the third quarter compared with the same periods of 2017. Of these amounts, Wirtgen is expected to add about 12 percent to Deere sales for the full year and about 18 percent for the third quarter. Also included in the forecast is a positive foreign currency translation effect of about 1 percent for the year and third quarter. Net sales and revenues are expected to increase by about 26 percent for fiscal 2018 with net income attributable to Deere & Company forecast to be about $2,300 million. The Company’s net income forecast includes $803 million of provisional income tax expense associated with tax reform, representing discrete items for the remeasurement of the Company’s net deferred tax assets to the new U.S. corporate tax rate and a one-time deemed earnings repatriation tax. The current outlook for net income compares with previous guidance of $2,100 million, which included $977 million of provisional income tax expense.

•

Agriculture and Turf. The Company’s worldwide sales of agriculture and turf equipment are forecast to increase by about 14 percent for fiscal year 2018, including a positive currency translation effect of about 1 percent. Industry sales for agricultural equipment in the U.S. and Canada are forecast to be up about 10 percent for 2018, led by higher demand for large equipment. Full year industry sales in the EU28 member nations are forecast to be up about 5 percent due to favorable conditions in the dairy and livestock sectors. South American industry sales of tractors and combines are projected to be flat to up 5 percent benefiting from strength in Brazil. Asian sales are forecast to be in line with last year. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be flat to up 5 percent for 2018.

•

Construction and Forestry. The Company’s worldwide sales of construction and forestry equipment are anticipated to be up about 83 percent for 2018, including a positive currency translation effect of about 1 percent. Wirtgen is expected to add about 56 percent to the division’s sales for the year. The outlook reflects continued improvement in demand driven by higher housing starts in the U.S., increased activity in the oil and gas sector, and economic growth worldwide. In forestry, global industry sales are expected to be up about 10 percent mainly as a result of improved demand throughout the world, led by North America.

•

Financial Services. Fiscal year 2018 net income attributable to Deere & Company for the financial services segment is expected to be approximately $800 million, including a provisional income tax benefit of $229 million associated with tax reform. Results are expected to benefit from a higher average portfolio and lower losses on lease residual values, partially offset by less favorable financing spreads and increased selling, administrative and general expenses. The financial services net income outlook provided in the first quarter was $840 million. This forecast included a provisional tax benefit estimate of $262 million for remeasurement of the segment’s net deferred tax liability to the new U.S. corporate tax rate and a one-time deemed earnings repatriation tax.

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

The Company’s agricultural equipment business is subject to a number of uncertainties including the factors that affect farmers’ confidence and financial condition. These factors include demand for agricultural products, world grain stocks, weather conditions, soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of governments, changes in government farm programs and policies, international reaction to such programs, changes in environmental regulations and their impact on farming practices; changes in and effects of crop insurance programs, global trade agreements (including the North American Free Trade Agreement and the Trans-Pacific Partnership), trade restrictions and tariffs, animal diseases and their effects on poultry, beef and pork consumption and prices, crop pests and diseases, and the level of farm product exports (including concerns about genetically modified organisms).

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

Additional factors that could materially affect the Company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas, and governmental programs, policies, tariffs, and sanctions in particular jurisdictions or for the benefit of certain industries or sectors; retaliatory actions to such changes in trade, banking, monetary and fiscal policies; actions by central banks; actions by financial and securities regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions, carbon, and other greenhouse gas emissions, noise, and the effects of climate change; changes to GPS radio frequency bands or their permitted uses; changes in labor and immigration regulations; changes to accounting standards; changes in tax rates, estimates, laws and regulations and Company actions related thereto; changes to and compliance with privacy regulations; compliance with U.S. and foreign laws when expanding to new markets and otherwise; and actions by other regulatory bodies.

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

Consolidated

Negative cash flows from consolidated operating activities in the first six months of 2018 were $1,222 million. This cash outflow resulted primarily from a seasonal increase in inventories and trade receivables, along with an increase in overall demand, partially offset by net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, a change in accrued income taxes payable/receivable, and a change in net retirement benefits. Cash outflows from investing activities were $5,153 million in the first six months of 2018, primarily due to acquisitions of businesses, net of cash acquired, of $5,171 million (see Note 18), purchases of property and equipment of $352 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $39 million. Partially offsetting these cash outflows were cash inflows from the collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $422 million and the proceeds from the sales of businesses and affiliates, net of cash sold, of $55 million. Positive cash flows from financing activities were $1,095 million in the first six months of 2018 primarily due to an increase in borrowings of $1,388 million and proceeds from issuance of common stock of $199 million (resulting from the exercise of stock options), partially offset by dividends paid of $387 million and repurchases of common stock of $61 million. Cash and cash equivalents decreased $5,134 million during the first six months this year.

In the second quarter of 2018, a committee of the Company’s Board of Directors approved a voluntary $1,000 million contribution to its U.S. pension and postretirement plans in 2018. The Company contributed $50 million of the voluntary amount to its plans in the second quarter with the remainder anticipated during the third quarter. These voluntary contributions will result in a tax deduction applicable to the 2017 tax year.

Negative cash flows from consolidated operating activities in the first six months of 2017 were $164 million. The cash outflows resulted primarily from an increase in inventories due to higher overall demand and a seasonal increase in receivables related to sales, which were partially offset by net income adjusted for non-cash provisions, a change in accrued income taxes payable/receivable, a change in net retirement benefits, and an increase in accounts payable and accrued expenses. Cash inflows from investing activities were $301 million in the first six months of 2017, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $461 million and proceeds from the sales of businesses and unconsolidated affiliates, net of cash sold, of $114 million. Partially offsetting these cash inflows were cash outflows from purchases of property and equipment of $253 million. Positive cash flows from financing activities were $61 million in the first six months of 2017 primarily due to proceeds from issuance of common stock of $384 million (resulting from the exercise of stock options) and an increase in borrowings of $103 million, partially offset by dividends paid of $380 million. Cash and cash equivalents increased $190 million during the first six months of 2017.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at April 29, 2018, October 30, 2017, and April 30, 2017 was $3,481 million, $3,439 million, and $2,302 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,681 million, $9,787 million, and $5,072 million, respectively. The decrease of $5,106 million during the first six months of 2018 is primarily due to the Wirtgen acquisition (see Note 18). The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $1,137 million, $3,386 million, and $2,177 million at April 29, 2018, October 30, 2017, and April 30, 2017, respectively.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,073 million at April 29, 2018, $4,019 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at April 29, 2018 were 364-day credit facility agreements of $750 million expiring in October 2018, and $1,750 million expiring in April 2019. In addition, total credit lines included long-term credit facility agreements of $2,500 million expiring in April 2021 and $2,500 million expiring in April 2022. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at April 29, 2018 was $11,196 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $20,793 million at April 29, 2018. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $2,586 million during the first six months of 2018, primarily due to the Wirtgen acquisition, a seasonal increase, higher shipment volumes, and currency translation. These receivables increased $2,029 million, compared to a year ago, primarily due to the Wirtgen acquisition, higher shipment volumes, and currency translation. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 22 percent at April 29, 2018, compared to 15 percent at October 30, 2017 and 19 percent at April 30, 2017. Agriculture and turf trade receivables increased $1,073 million and construction and forestry trade receivables increased $956 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at April 29, 2018, 1 percent at October 30, 2017, and 2 percent at April 30, 2017.

Deere & Company stockholders’ equity was $10,410 million at April 29, 2018, compared with $9,557 million at October 30, 2017 and $7,685 million at April 30, 2017. The increase of $853 million during the first six months of 2018 resulted primarily from net income attributable to Deere & Company of $673 million, a change in the cumulative translation adjustment of $225 million, a change in the retirement benefits adjustment of $165 million, an increase in common stock of $143 million, and a decrease in treasury stock of $35 million, partially offset by dividends declared of $390 million.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first six months of 2018 was $1,049 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, a change in accrued income taxes payable/receivable, and a change in net retirement benefits. Partially offsetting these operating cash inflows were cash outflows from a seasonal increase in inventories and trade receivables, along with an increase in overall demand. Cash and cash equivalents decreased $5,180 million in the first six months of 2018, primarily due to the Wirtgen acquisition of $5,130 million (see Note 18).

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first six months of 2017 was $687 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, a change in accrued income taxes payable/receivable, and a change in net retirement benefits. Partially offsetting these operating cash inflows were cash outflows from an increase in inventories and a seasonal increase in trade receivables. Cash and cash equivalents increased $203 million in the first six months of 2017.

Trade receivables held by the equipment operations increased $640 million during the first six months and increased $773 million from a year ago. The increase in both periods was due primarily to the Wirtgen acquisition. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $2,985 million during the first six months, primarily due to the Wirtgen acquisition and a seasonal increase. Inventories increased by $2,774 million compared to a year ago, primarily due to the Wirtgen acquisition and higher production volumes based on increased demand. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 37 percent at April 29, 2018, compared to 27 percent at October 30, 2017 and 30 percent at April 30, 2017.

Total interest-bearing debt of the equipment operations was $6,309 million at April 29, 2018, compared with $5,866 million at October 30, 2017 and $4,797 million at April 30, 2017. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 38 percent, 38 percent, and 38 percent at April 29, 2018, October 30, 2017, and April 30, 2017, respectively.

Property and equipment cash expenditures for the equipment operations in the first six months of 2018 were $352 million, compared with $252 million in the same period last year. Capital expenditures for the equipment operations in 2018 are estimated to be approximately $925 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

During the first six months of 2018, the cash provided by operating activities and financing activities was used primarily to increase trade and wholesale receivables. Cash flows provided by operating activities, including intercompany cash flows, were $912 million in the first six months. Cash used for investing activities totaled $2,477 million in the first six months of 2018 primarily due to an increase in trade and wholesale receivables of $2,294 million and the cost of receivables (excluding trade and wholesale) and equipment on operating leases acquired exceeding the collection of these receivables and proceeds from sales of equipment on operating leases by $93 million. Cash provided by financing activities totaled $1,617 million, resulting primarily from an increase in external borrowings of $1,433 million and an increase in borrowings from Deere & Company of $642 million, partially offset by dividends paid to Deere & Company of $439 million. Cash and cash equivalents increased $46 million in the first six months of 2018.

During the first six months of 2017, the cash provided by operating activities was used primarily to increase leases and trade and wholesale receivables. Cash flows provided by operating activities, including intercompany cash flows, were $876 million in the first six months of 2017. Cash used for investing activities totaled $998 million in the first six months of 2017 primarily due to an increase in trade and wholesale receivables of $1,013 million, partially offset by the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of these receivables and equipment on operating leases acquired by $27 million. Cash provided by financing activities totaled $109 million, resulting primarily from an increase in borrowings from Deere & Company of $288 million and an increase in external borrowings of $116 million, partially offset by dividends paid to Deere & Company of $280 million. Cash and cash equivalents decreased $13 million in the first six months of 2017.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases. Total receivables and leases increased $1,691 million during the first six months of 2018 and increased $3,308 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 8 percent higher in the first six months of 2018, compared with the same period last year, as volumes of retail notes, revolving charge accounts, financing leases, and operating leases were all higher. The amount of total trade receivables and wholesale notes increased compared to both October 30, 2017 and April 30, 2017. Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $41,691 million at April 29, 2018, compared with $40,001 million at October 30, 2017 and $38,389 million at April 30, 2017. At April 29, 2018, the unpaid balance of all receivables administered, but not owned, was $9 million, compared with $10 million at October 30, 2017 and $15 million at April 30, 2017.

Total external interest-bearing debt of the financial services operations was $35,266 million at April 29, 2018, compared with $34,179 million at October 30, 2017 and $30,644 million at April 30, 2017. Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.8 to 1 at April 29, 2018, compared with 7.6 to 1 at October 30, 2017 and 7.7 to 1 at April 30, 2017.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11). At April 29, 2018, this facility had a total capacity, or “financing limit,” of $3,500 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At April 29, 2018, $1,851 million of secured short-term borrowings was outstanding under the agreement.

In the first six months of 2018, the financial services operations issued $1,739 million and retired $1,570 million of retail note securitization borrowings. In addition, during the first six months of 2018, the financial services operations issued $3,971 million and retired $2,803 million of long-term borrowings, which were primarily medium-term notes.

Dividends and Other Events

The Company’s Board of Directors at its meeting on May 30, 2018 declared a quarterly dividend of $.69 per share payable August 1, 2018, to stockholders of record on June 29, 2018.

In May 2018, the Company sold seven construction and forestry retail locations in Michigan, Minnesota, and Wisconsin. At the time of the sale, total assets were approximately $90 million and liabilities were approximately $2 million. The total proceeds from the sale will be approximately $99 million, with $39 million received on the closing date. The remaining sales price is due based on standard payment terms of new equipment sales to independent dealers. A pretax gain of approximately $11 million will be recorded in other income in the construction and forestry segment. After the sale, the Company sells equipment, service parts, and provides other services to the purchaser as an independent dealer.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of April 29, 2018, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, and trademark matters. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that the Company reasonably believes could exceed $100,000. The following matters are disclosed solely pursuant to that requirement: (a) on July 6, 2017, after self-reporting to the Iowa Department of Natural Resources, the Company received a Notice of Violation alleging that one Iowa facility location exceeded permitted emission limits. The Company responded and is actively cooperating with the Iowa Department of Natural Resources to revise the permits and resolve the notice; and (b) on March 19, 2018, the Secretaria de Estado de Meio Ambiente e Desenvolvimento Sustentável in Minas Gerais, Brazil issued a fine of approximately $110,000 at current exchange rates against John Deere Equipamentos do Brasil in connection with an oil spill that occurred after an April 2016 roadway accident involving a Company truck. An administrative defense has been filed to cancel the fine. The Company believes the reasonably possible range of losses for these and other unresolved legal actions would not have a material effect on its financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of 2018 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Jan 29 to Feb 25				23.7

Feb 26 to Mar 25				23.7

Mar 26 to Apr 29	342	$148.62	342	23.3

Total	342		342
(1)

During the second quarter of 2018, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under these plans was based on the end of the second quarter closing share price of $137.56 per share. At the end of the second quarter of 2018, $3,209 million of common stock remained to be purchased under the plans.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Change in Control Program

On May 29, 2018, the Compensation Committee of the Board of Directors (the “Committee”) of the Company adopted amendments to the Company’s Change in Control Severance Program (the “Program”). The adoption of the amendments to the Program and corresponding changes to existing terms result from the Committee’s routine review of the Company’s executive compensation program and were approved after consultation and review with the Company’s independent compensation consultant.

The amendments to the Program, among other things, changed certain benefits to be paid under the Program and changed corresponding definitions. Specifically, the amendments to the Program made the following changes, among other things:

•	A reduction in the severance multiplier for Tier 1 Participants from 3x to 2x; and
•	A reduction in the continuation of welfare benefits (including health, life and disability insurance) for Tier 1 executives from 3 years to 2 years.

Following the amendments, the Chief Executive Officer of the Company would continue to receive severance benefits under the Program, including (i) base salary plus target bonus multiplied by 3 and (ii) continuation of welfare benefits (including health, life and disability insurance) for 3 years.

The amendments took effect immediately on May 29, 2018. The foregoing description of the Program is qualified in its entirety by reference to the Amended and Restated Change in Control Severance Program filed as an exhibit hereto.

Item 6.  Exhibits

Certain instruments relating to long-term borrowings constituting less than 10% of the registrant’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws as amended (Exhibit 3.1 to Form 8-K of registrant dated September 1, 2016*)

10.1	Amended and Restated Change in Control Severance Program of Deere & Company

12	Computation of ratio of earnings to fixed charges

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	May 31, 2018	By:	/s/ R. Kalathur
R. Kalathur Senior Vice President and Chief Financial Officer