Form 10-Q
period 2018-07-29
DEERE & CO
filed 2018-08-30
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2018

or

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

Yes    X    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes           No    X

At July 29, 2018, 321,673,523 shares of common stock, $1 par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended July 29, 2018 and July 30, 2017
(In millions of dollars and shares except per share amounts) Unaudited
	2018	2017
Net Sales and Revenues
Net sales	$9,286.4	$6,833.0
Finance and interest income	786.4	688.8
Other income	235.5	286.0
Total	10,308.3	7,807.8

Costs and Expenses
Cost of sales	7,152.7	5,248.6
Research and development expenses	415.7	336.8
Selling, administrative and general expenses	912.7	799.1
Interest expense	291.1	216.3
Other operating expenses	346.0	317.1
Total	9,118.2	6,917.9

Income of Consolidated Group before Income Taxes	1,190.1	889.9
Provision for income taxes	288.7	253.2
Income of Consolidated Group	901.4	636.7
Equity in income of unconsolidated affiliates	9.9	5.6
Net Income	911.3	642.3
Less: Net income attributable to noncontrolling interests	1.0	.5
Net Income Attributable to Deere & Company	$910.3	$641.8

Per Share Data
Basic	$2.81	$2.00
Diluted	$2.78	$1.97

Average Shares Outstanding
Basic	323.5	320.8
Diluted	328.0	325.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended July 29, 2018 and July 30, 2017
(In millions of dollars) Unaudited
	2018	2017

Net Income	$911.3	$642.3

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	40.2	44.0
Cumulative translation adjustment	(421.3)	326.1
Unrealized loss on derivatives	(.9)	(.5)
Unrealized gain (loss) on investments	1.3	(53.7)
Other Comprehensive Income (Loss), Net of Income Taxes	(380.7)	315.9

Comprehensive Income of Consolidated Group	530.6	958.2
Less: Comprehensive income attributable to noncontrolling interests	.4	.7
Comprehensive Income Attributable to Deere & Company	$530.2	$957.5

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended July 29, 2018 and July 30, 2017
(In millions of dollars and shares except per share amounts) Unaudited
	2018	2017
Net Sales and Revenues
Net sales	$25,007.4	$18,790.7
Finance and interest income	2,263.2	2,009.3
Other income	671.2	920.0
Total	27,941.8	21,720.0

Costs and Expenses
Cost of sales	19,190.5	14,457.8
Research and development expenses	1,187.7	974.2
Selling, administrative and general expenses	2,557.0	2,250.0
Interest expense	881.0	651.3
Other operating expenses	1,033.8	999.5
Total	24,850.0	19,332.8

Income of Consolidated Group before Income Taxes	3,091.8	2,387.2
Provision for income taxes	1,523.4	748.7
Income of Consolidated Group	1,568.4	1,638.5
Equity in income of unconsolidated affiliates	17.8	10.0
Net Income	1,586.2	1,648.5
Less: Net income (loss) attributable to noncontrolling interests	2.6	(.3)
Net Income Attributable to Deere & Company	$1,583.6	$1,648.8

Per Share Data
Basic	$4.90	$5.17
Diluted	$4.82	$5.11

Average Shares Outstanding
Basic	323.4	318.8
Diluted	328.2	322.5

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Nine Months Ended July 29, 2018 and July 30, 2017
(In millions of dollars) Unaudited
	2018	2017

Net Income	$1,586.2	$1,648.5

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	205.4	120.6
Cumulative translation adjustment	(196.4)	325.1
Unrealized gain on derivatives	9.4	1.5
Unrealized loss on investments	(8.2)	(.8)
Other Comprehensive Income (Loss), Net of Income Taxes	10.2	446.4

Comprehensive Income of Consolidated Group	1,596.4	2,094.9
Less: Comprehensive income (loss) attributable to noncontrolling interests	2.4	(.1)
Comprehensive Income Attributable to Deere & Company	$1,594.0	$2,095.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	July 29	October 29	July 30
	2018	2017	2017
Assets
Cash and cash equivalents	$3,923.3	$9,334.9	$6,537.4
Marketable securities	488.2	451.6	426.1
Receivables from unconsolidated affiliates	27.9	35.9	28.5
Trade accounts and notes receivable – net	6,207.9	3,924.9	4,389.8
Financing receivables – net	25,213.0	25,104.1	23,722.1
Financing receivables securitized – net	4,661.7	4,158.8	4,923.1
Other receivables	1,300.0	1,200.0	829.2
Equipment on operating leases – net	6,804.9	6,593.7	6,235.6
Inventories	6,239.3	3,904.1	4,252.9
Property and equipment – net	5,638.5	5,067.7	4,968.5
Investments in unconsolidated affiliates	198.7	182.5	220.8
Goodwill	3,046.5	1,033.3	845.8
Other intangible assets – net	1,580.8	218.0	92.0
Retirement benefits	737.2	538.2	219.1
Deferred income taxes	1,645.0	2,415.0	3,067.7
Other assets	1,677.2	1,623.6	1,591.3
Total Assets	$69,390.1	$65,786.3	$62,349.9

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$11,004.5	$10,035.3	$9,019.4
Short-term securitization borrowings	4,527.7	4,118.7	4,780.9
Payables to unconsolidated affiliates	110.8	121.9	77.8
Accounts payable and accrued expenses	9,482.7	8,417.0	7,599.0
Deferred income taxes	524.6	209.7	190.0
Long-term borrowings	26,838.0	25,891.3	23,674.3
Retirement benefits and other liabilities	6,521.9	7,417.9	8,419.6
Total liabilities	59,010.2	56,211.8	53,761.0

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	14.0	14.0	14.0

Stockholders’ Equity
Common stock, $1 par value (issued shares at July 29, 2018 – 536,431,204)	4,450.8	4,280.5	4,245.1
Common stock in treasury	(15,813.5)	(15,460.8)	(15,477.3)
Retained earnings	26,272.3	25,301.3	24,984.2
Accumulated other comprehensive income (loss)	(4,553.3)	(4,563.7)	(5,179.8)
Total Deere & Company stockholders’ equity	10,356.3	9,557.3	8,572.2
Noncontrolling interests	9.6	3.2	2.7
Total stockholders’ equity	10,365.9	9,560.5	8,574.9
Total Liabilities and Stockholders’ Equity	$69,390.1	$65,786.3	$62,349.9

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 29, 2018 and July 30, 2017
(In millions of dollars) Unaudited
	2018	2017
Cash Flows from Operating Activities
Net income	$1,586.2	$1,648.5
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	66.1	76.8
Provision for depreciation and amortization	1,444.8	1,279.0
Share-based compensation expense	62.8	50.7
Gain on sale of affiliates and investments	(25.1)	(375.1)
Undistributed earnings of unconsolidated affiliates	(9.8)	(9.3)
Provision (credit) for deferred income taxes	640.8	(77.5)
Changes in assets and liabilities:
Trade, notes and financing receivables related to sales	(2,365.0)	(1,091.1)
Inventories	(1,538.8)	(1,348.0)
Accounts payable and accrued expenses	213.0	316.2
Accrued income taxes payable/receivable	175.7	167.8
Retirement benefits	(814.7)	173.1
Other	(110.7)	(81.8)
Net cash provided by (used for) operating activities	(674.7)	729.3

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	12,161.9	11,334.4
Proceeds from maturities and sales of marketable securities	55.8	388.8
Proceeds from sales of equipment on operating leases	1,115.6	1,086.6
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	133.0	113.9
Cost of receivables acquired (excluding receivables related to sales)	(12,585.6)	(11,325.6)
Acquisitions of businesses, net of cash acquired	(5,170.9)
Purchases of marketable securities	(101.4)	(77.0)
Purchases of property and equipment	(570.6)	(373.7)
Cost of equipment on operating leases acquired	(1,427.7)	(1,395.3)
Other	(75.1)	(53.3)
Net cash used for investing activities	(6,465.0)	(301.2)

Cash Flows from Financing Activities
Increase in total short-term borrowings	1,183.4	1,648.9
Proceeds from long-term borrowings	5,739.1	4,364.5
Payments of long-term borrowings	(4,371.8)	(4,205.6)
Proceeds from issuance of common stock	208.7	488.6
Repurchases of common stock	(454.0)	(6.2)
Dividends paid	(582.6)	(571.3)
Other	(66.8)	(62.9)
Net cash provided by financing activities	1,656.0	1,656.0

Effect of Exchange Rate Changes on Cash and Cash Equivalents	72.1	117.5

Net Increase (Decrease) in Cash and Cash Equivalents	(5,411.6)	2,201.6
Cash and Cash Equivalents at Beginning of Period	9,334.9	4,335.8
Cash and Cash Equivalents at End of Period	$3,923.3	$6,537.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Nine Months Ended July 29, 2018 and July 30, 2017
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Balance October 30, 2016	$6,530.8	$3,911.8	$(15,677.1)	$23,911.3	$(5,626.0)	$10.8	$14.0
Net income (loss)	1,648.5			1,648.8		(.3)
Other comprehensive income	446.4				446.2	.2
Repurchases of common stock	(6.2)		(6.2)
Treasury shares reissued	206.0		206.0
Dividends declared	(577.1)			(575.9)		(1.2)
Stock options and other	326.5	333.3				(6.8)
Balance July 30, 2017	$8,574.9	$4,245.1	$(15,477.3)	$24,984.2	$(5,179.8)	$2.7	$14.0

Balance October 29, 2017	$9,560.5	$4,280.5	$(15,460.8)	$25,301.3	$(4,563.7)	$3.2	$14.0
Net income	1,585.1			1,583.6		1.5	1.1
Other comprehensive income (loss)	10.2				10.4	(.2)
Repurchases of common stock	(454.0)		(454.0)
Treasury shares reissued	101.3		101.3
Dividends declared	(615.7)			(613.0)		(2.7)	(1.1)
Acquisitions (Note 18)	7.5					7.5
Stock options and other	171.0	170.3		.4		.3
Balance July 29, 2018	$10,365.9	$4,450.8	$(15,813.5)	$26,272.3	$(4,553.3)	$9.6	$14.0

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal year 2018 and 2017 were July 29, 2018 and July 30, 2017, respectively. Both periods contained 13 weeks.

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

The Company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The Company transferred inventory to equipment on operating leases of approximately $564 million and $519 million in the first nine months of 2018 and 2017, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $57 million and $37 million at July 29, 2018 and July 30, 2017, respectively.

(3)  New accounting standards adopted are as follows:

In the first quarter of 2018, the Company early adopted Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends Accounting Standards Codification (ASC) 715, Compensation – Retirement Benefits. This ASU required that employers report only the service cost component of the total defined benefit pension and postretirement benefit cost in the same income statement lines as compensation for the participating employees. The other components of these benefit costs are reported outside of operating profit in the income statement line other operating expenses. The ASU was adopted on a retrospective basis that increased operating profit in the third quarter and first nine months of 2018 by none and $12 million, respectively, and third quarter and first nine months of 2017 by $7 million and $21 million, respectively. The income statement line changes for the third quarter and first nine months of 2017 were cost of sales decreased $17 million and $49 million, research and development expenses increased $2 million and $4 million, selling, administrative and general expenses increased $8 million and

$24 million, and other operating expenses increased $7 million and $21 million, respectively. In addition, only the service cost component of the benefit costs is eligible for capitalization, which was adopted beginning the first quarter of 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU does not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases. The amendments in the ASU affect specific aspects of the guidance under ASU No. 2016-02 and are not expected to have a material impact on the Company’s adoption. The ASU requires that lessees and lessors use a modified retrospective transition approach. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements, which amends ASC 842, Leases. This ASU provides for an adoption option that will not require earlier periods to be restated at the adoption date. In addition, this ASU provides an option for lessors, if certain criteria are met, to avoid separating the lease and nonlease components (such as preventative maintenance services) in an agreement. The income is recognized based on the predominant component under either the revenue standard or the leasing standard. The effective date for the ASUs will be the first quarter of fiscal year 2020 with early adoption permitted. The Company is evaluating the potential adoption options and the effects on the consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. This ASU requires that most of the guidance related to stock compensation granted to employees be followed for non-employees, including the measurement date, valuation approach, and performance conditions. The expense is recognized in the same period as though cash were paid for the good or service. The effective date is the first quarter of fiscal year 2020, with early adoption permitted, including in interim periods. The ASU will be adopted using a modified-retrospective transition approach. The adoption will not have a material effect on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2021, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2021 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The adoption will not have a material effect on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715-20, Compensation – Retirement Benefits – Defined Benefit Plans – General. This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing and adding certain disclosures for these plans. The eliminated disclosures include (a) the amounts in accumulated OCI expected to be recognized in net periodic benefit costs over the next fiscal year and (b) the effects of a one-percentage-point change in assumed health care cost trend rates on the net periodic benefit costs and the benefit obligation for postretirement health care benefits. The new disclosures include the interest crediting rates for cash balance plans, and an explanation of significant gains and losses related to changes in benefit obligations. The effective date is fiscal year 2021, with early adoption permitted. The adoption will not have a material effect on the Company’s consolidated financial statements.

(4)  The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Investments	Income (Loss)
Balance October 30, 2016	$(4,409)	$(1,229)	$1	$11	$(5,626)
Other comprehensive income (loss) items before reclassification	(13)	325	(1)	172	483
Amounts reclassified from accumulated other comprehensive income	134		2	(173)	(37)
Net current period other comprehensive income (loss)	121	325	1	(1)	446
Balance July 30, 2017	$(4,288)	$(904)	$2	$10	$(5,180)

Balance October 29, 2017	$(3,580)	$(999)	$5	$10	$(4,564)
Other comprehensive income (loss) items before reclassification	81	(196)	12	(7)	(110)
Amounts reclassified from accumulated other comprehensive income	124		(2)	(1)	121
Net current period other comprehensive income (loss)	205	(196)	10	(8)	11
Balance July 29, 2018	$(3,375)	$(1,195)	$15	$2	$(4,553)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 29, 2018	Amount	Credit	Amount
Cumulative translation adjustment	$(422)	$1	$(421)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	1		1
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(2)		(2)
Net unrealized gain (loss) on derivatives	(1)		(1)
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	2	(1)	1
Reclassification of realized (gain) loss – Other income
Net unrealized gain (loss) on investments	2	(1)	1
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	53	(14)	39
Prior service (credit) cost	3	(1)	2
Settlements/curtailments	1		1
Health care and life insurance
Net actuarial gain (loss)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	16	(4)	12
Prior service (credit) cost	(19)	5	(14)
Net unrealized gain (loss) on retirement benefits adjustments	54	(14)	40
Total other comprehensive income (loss)	$(367)	$(14)	$(381)

* These accumulated other comprehensive income amounts are components of net periodic pension and postretirement costs. See Note 7 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 29, 2018	Amount	Credit	Amount
Cumulative translation adjustment	$(196)		$(196)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	16	$(4)	12
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(3)	1	(2)
Net unrealized gain (loss) on derivatives	13	(3)	10
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(9)	2	(7)
Reclassification of realized (gain) loss – Other income	(1)		(1)
Net unrealized gain (loss) on investments	(10)	2	(8)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	46	(11)	35
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	168	(48)	120
Prior service (credit) cost	9	(3)	6
Settlements/curtailments	7	(2)	5
Health care and life insurance
Net actuarial gain (loss)	60	(14)	46
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	47	(13)	34
Prior service (credit) cost	(57)	16	(41)
Net unrealized gain (loss) on retirement benefits adjustments	280	(75)	205
Total other comprehensive income (loss)	$87	$(76)	$11

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

In the third quarter of 2018 and 2017, the noncontrolling interests’ comprehensive income was $.4 million and $.7 million, respectively, which consisted of net income of $1.0 million and $.5 million and cumulative translation adjustments of $(.6) million and $.2 million, respectively.

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 30, 2017	Amount	Credit	Amount
Cumulative translation adjustment	$327	$(2)	$325
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(2)	1	(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2	(1)	1
Foreign exchange contracts – Other operating expenses	2	(1)	1
Net unrealized gain (loss) on derivatives	2	(1)	1
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	273	(101)	172
Reclassification of realized (gain) loss – Other income	(274)	101	(173)
Net unrealized gain (loss) on investments	(1)		(1)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(10)	3	(7)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	182	(66)	116
Prior service (credit) cost	9	(3)	6
Settlements/curtailments	2	(1)	1
Health care and life insurance
Net actuarial gain (loss)	(10)	4	(6)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	74	(27)	47
Prior service (credit) cost	(58)	22	(36)
Net unrealized gain (loss) on retirement benefits adjustments	189	(68)	121
Total other comprehensive income (loss)	$517	$(71)	$446

* These accumulated other comprehensive income amounts are included in net periodic pension and postretirement costs. See Note 7 for additional detail.

In the first nine months of 2018 and 2017, the noncontrolling interests’ comprehensive income (loss) was $2.4 million and $(.1) million, respectively, which consisted of net income (loss) of $2.6 million and $(.3) million and cumulative translation adjustments of $(.2) million and $.2 million, respectively.

(5)  Dividends declared and paid on a per share basis were as follows:

	Three Months Ended		Nine Months Ended
	July 29	July 30	July 29	July 30
	2018	2017	2018	2017
Dividends declared	$.69	$.60	$1.89	$1.80
Dividends paid	$.60	$.60	$1.80	$1.80

(6)  A  reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Nine Months Ended
	July 29	July 30	July 29	July 30
	2018	2017	2018	2017
Net income attributable to Deere & Company	$910.3	$641.8	$1,583.6	$1,648.8
Less income allocable to participating securities	.1	.2	.3	.4
Income allocable to common stock	$910.2	$641.6	$1,583.3	$1,648.4
Average shares outstanding	323.5	320.8	323.4	318.8
Basic per share	$2.81	$2.00	$4.90	$5.17

Average shares outstanding	323.5	320.8	323.4	318.8
Effect of dilutive share-based compensation	4.5	4.3	4.8	3.7
Total potential shares outstanding	328.0	325.1	328.2	322.5
Diluted per share	$2.78	$1.97	$4.82	$5.11

During the third quarter and first nine months of 2018, .5 million shares and .4 million shares, respectively, were excluded from the computation because the incremental shares would have been antidilutive. During the third quarter and first nine months of 2017, none and .3 million shares, respectively, were excluded in the above per share computation.

(7)  The Company has several defined benefit pension plans and defined postretirement health care and life insurance plans covering many of its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 29	July 30	July 29	July 30
	2018	2017	2018	2017
Service cost	$75	$68	$223	$203
Interest cost	97	90	292	270
Expected return on plan assets	(193)	(197)	(581)	(591)
Amortization of actuarial loss	53	61	168	182
Amortization of prior service cost	3	3	9	9
Settlements/curtailments	1	1	7	2
Net cost	$36	$26	$118	$75

The worldwide components of net periodic postretirement benefits cost (health care and life insurance) consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 29	July 30	July 29	July 30
	2018	2017	2018	2017
Service cost	$11	$11	$33	$32
Interest cost	47	48	143	146
Expected return on plan assets	(5)	(4)	(16)	(13)
Amortization of actuarial loss	16	25	47	74
Amortization of prior service credit	(19)	(20)	(57)	(58)
Net cost	$50	$60	$150	$181

The components of net periodic pension and postretirement benefits cost excluding the service cost component are included in the line item other operating expenses in the Statement of Consolidated Income.

In the second quarter, a committee of the Company’s Board of Directors approved a voluntary $1,000 million contribution to its U.S. pension and other postretirement benefit plans. During the first nine months of 2018, the Company contributed approximately $922 million to its pension plans and $168 million to its other postretirement benefit plans. The contributions included voluntary contributions of $870 million to a U.S. pension plan and $130 million to a U.S. other postretirement benefit plan, which will increase plan assets. The Company presently anticipates contributing an additional $16 million to its pension plans and $2 million to its other postretirement benefit plans during the remainder of fiscal year 2018. The remaining anticipated contributions and those contributions exceeding the voluntary amounts primarily include direct payments from Company funds to plan participants.

In the fourth quarter, a committee of the Company’s Board of Directors approved an additional, voluntary contribution to a U.S. other postretirement benefit plan to increase plan assets. The amount of this potential contribution will be based on actual and forecasted operating cash flows, which will be determined in October 2018. The contribution, if any, will be made in October 2018.

(8)  On December 22, 2017, the U.S. government enacted tax reform. The primary provisions of tax reform impacting the Company in fiscal year 2018 are a reduction to the corporate income tax rate from 35 percent to 21 percent and a transition from a worldwide corporate tax system to a territorial tax system. The reduction in the corporate income tax rate requires the Company to remeasure its net deferred tax assets to the new corporate tax rate and the transition to a territorial tax system requires payment of a one-time tax on deemed repatriation of undistributed and previously untaxed non-U.S. earnings. The Company currently plans to pay the deemed repatriation tax over an eight year period, as allowed by tax reform.

In December 2017, the SEC issued a staff accounting bulletin that allows for a measurement period up to one year after the enactment date of tax reform to complete the related accounting requirements. The provisional income tax expense (benefit) and measurement period adjustments recorded in the third quarter and first nine months of 2018 in millions of dollars follow:

	Three Months Ended July 29, 2018			Nine Months Ended July 29, 2018
	Equipment Operations	Financial Services	Total	Equipment Operations	Financial Services	Total
Net deferred tax asset remeasurement	$(58)	$(4)	$(62)	$795	$(318)	$477
Deemed earnings repatriation tax				179	85	264
Total discrete tax expense (benefit)	$(58)	$(4)	$(62)	$974	$(233)	$741

The third quarter measurement period benefit on the net deferred tax assets primarily resulted from refining the net deferred tax asset position with the completion of the fiscal year 2017 U.S. income tax return and changing tax accounting methods that affected the timing of certain U.S. tax deductions. The provision for income taxes was also affected by other tax reform items, primarily the lower corporate income tax rate on current year income.

The 21 percent corporate income tax rate is effective January 1, 2018. Based on the Company’s October fiscal year end, the U.S. statutory income tax rate for fiscal year 2018 is approximately 23.3 percent.

The first nine months of 2018 tax expense is provisional as outlined below and may change during the remaining measurement period. The Company completed a preliminary assessment of earnings that could be repatriated based on reinvestment needs of non-U.S. operations and earnings available for repatriation. The estimated withholding tax that would be incurred from the repatriation of those earnings is included in the first nine months of 2018 provisional income tax expense. The Company continues to analyze the provisions of tax reform addressing the net deferred tax asset remeasurement and the deemed earnings repatriation tax, including the recently issued proposed regulations. In addition, the Company is evaluating actions such as repatriating additional non-U.S. earnings. The Company also continues to undergo income tax audits and monitor potential legislative action and regulatory interpretations related to tax reform.

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

The Company’s unrecognized tax benefits at July 29, 2018 were $325 million, compared to $221 million at October 29, 2017. The increase is primarily due to positions related to liabilities assumed in acquisitions, transfer pricing, and certain tax accounting methods. These positions remain under review. The liability at July 29, 2018, October 29, 2017, and July 30, 2017 consisted of approximately $137 million, $86 million, and $83 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. Based on the ongoing review of tax accounting methods affecting the timing of certain U.S. tax deductions, the Company believes a reduction of unrecognized tax benefits of approximately $38 million, with a positive impact on the effective tax rate of approximately $13 million, in the next 12 months is reasonably possible.

(9)  Worldwide net sales and revenues, operating profit, and identifiable assets by segment in millions of dollars follow:

	Three Months Ended			Nine Months Ended
	July 29	July 30%		July 29	July 30%
	2018	2017	Change	2018	2017	Change
Net sales and revenues:
Agriculture and turf	$6,293	$5,338	+18	$17,585	$14,730	+19
Construction and forestry	2,993	1,495	+100	7,422	4,061	+83
Total net sales	9,286	6,833	+36	25,007	18,791	+33
Financial services	830	741	+12	2,402	2,153	+12
Other revenues	192	234	-18	533	776	-31
Total net sales and revenues	$10,308	$7,808	+32	$27,942	$21,720	+29
Operating profit: *
Agriculture and turf	$806	$693	+16	$2,249	$1,920	+17
Construction and forestry	281	111	+153	573	259	+121
Financial services	196	198	-1	591	523	+13
Total operating profit	1,283	1,002	+28	3,413	2,702	+26
Reconciling items **	(84)	(107)	-21	(306)	(304)	+1
Income taxes	(289)	(253)	+14	(1,523)	(749)	+103
Net income attributable to Deere & Company	$910	$642	+42	$1,584	$1,649	-4

Intersegment sales and revenues:
Agriculture and turf net sales	$14	$12	+17	$38	$29	+31
Construction and forestry net sales
Financial services	89	67	+33	234	178	+31

Equipment operations outside the U.S. and Canada:
Net sales	$4,232	$2,925	+45	$11,036	$7,785	+42
Operating profit	398	354	+12	1,079	821	+31

	July 29	October 29
	2018	2017
Identifiable assets:
Agriculture and turf	$10,152	$9,359	+8
Construction and forestry	9,920	3,212	+209
Financial services	45,038	42,596	+6
Corporate	4,280	10,619	-60
Total assets	$69,390	$65,786	+5

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	July 29, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$138	$53	$54	$245
Construction and forestry	105	43	50	198
Other:
Agriculture and turf	37	14	12	63
Construction and forestry	12	6	3	21
Total	$292	$116	$119	$527

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$245	$203	$17,048	$17,496
Construction and forestry	198	42	2,967	3,207
Other:
Agriculture and turf	63	14	8,009	8,086
Construction and forestry	21	3	1,249	1,273
Total	$527	$262	$29,273	30,062
Less allowance for credit losses				187
Total financing receivables – net				$29,875

	October 29, 2017
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$118	$54	$49	$221
Construction and forestry	75	33	39	147
Other:
Agriculture and turf	27	14	7	48
Construction and forestry	11	6	2	19
Total	$231	$107	$97	$435

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$221	$173	$17,508	$17,902
Construction and forestry	147	30	2,618	2,795
Other:
Agriculture and turf	48	12	7,610	7,670
Construction and forestry	19	5	1,059	1,083
Total	$435	$220	$28,795	29,450
Less allowance for credit losses				187
Total financing receivables – net				$29,263

	July 30, 2017
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$133	$53	$58	$244
Construction and forestry	93	41	40	174
Other:
Agriculture and turf	35	17	8	60
Construction and forestry	7	5	1	13
Total	$268	$116	$107	$491

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$244	$218	$17,025	$17,487
Construction and forestry	174	34	2,546	2,754
Other:
Agriculture and turf	60	11	7,494	7,565
Construction and forestry	13	16	999	1,028
Total	$491	$279	$28,064	28,834
Less allowance for credit losses				189
Total financing receivables – net				$28,645

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended July 29, 2018
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$120	$40	$27	$187
Provision	8	21	3	32
Write-offs	(9)	(26)	(1)	(36)
Recoveries	3	5		8
Translation adjustments	(4)			(4)
End of period balance *	$118	$40	$29	$187

	Nine Months Ended July 29, 2018
Allowance:
Beginning of period balance	$121	$40	$26	$187
Provision	13	29	7	49
Write-offs	(23)	(44)	(5)	(72)
Recoveries	13	15	1	29
Translation adjustments	(6)			(6)
End of period balance *	$118	$40	$29	$187
Financing receivables:
End of period balance	$20,703	$3,750	$5,609	$30,062
Balance individually evaluated **	$120	$1	$13	$134

	Three Months Ended July 30, 2017
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$111	$43	$23	$177
Provision	21	18	3	42
Write-offs	(15)	(26)	(1)	(42)
Recoveries	5	5		10
Translation adjustments	1		1	2
End of period balance *	$123	$40	$26	$189

	Nine Months Ended July 30, 2017
Allowance:
Beginning of period balance	$113	$40	$23	$176
Provision	38	32	6	76
Write-offs	(41)	(47)	(4)	(92)
Recoveries	13	15		28
Translation adjustments			1	1
End of period balance *	$123	$40	$26	$189
Financing receivables:
End of period balance	$20,241	$3,454	$5,139	$28,834
Balance individually evaluated **	$144	$1	$27	$172

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
July 29, 2018*
Receivables with specific allowance **	$31	$30	$12	$33
Receivables without a specific allowance **	37	35		40
Total	$68	$65	$12	$73
Agriculture and turf	$51	$49	$10	$54
Construction and forestry	$17	$16	$2	$19

October 29, 2017*
Receivables with specific allowance **	$36	$33	$10	$30
Receivables without a specific allowance ***	28	27		24
Total	$64	$60	$10	$54
Agriculture and turf	$49	$46	$10	$38
Construction and forestry	$15	$14		$16

July 30, 2017*
Receivables with specific allowance **	$56	$51	$13	$51
Receivables without a specific allowance ***	30	27		31
Total	$86	$78	$13	$82
Agriculture and turf	$54	$50	$10	$50
Construction and forestry	$32	$28	$3	$32

*  Finance income recognized was not material.

** Primarily retail notes.

***  Primarily retail notes and wholesale receivables.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first nine months of 2018, the Company identified 410 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $22 million pre-modification and $22 million post-modification. During the first nine months of 2017, there were 321 financing receivable contracts, primarily retail notes, identified as troubled debt restructurings with aggregate balances of $9 million pre-modification and $8 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At July 29, 2018, the Company had commitments to lend approximately $7 million to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,971 million, $2,631 million, and $3,139 million at July 29, 2018, October 29, 2017, and July 30, 2017, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,860 million, $2,571 million, and $3,018 million at July 29, 2018, October 29, 2017, and July 30, 2017, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $592 million, $478 million, and $557 million at July 29, 2018, October 29, 2017, and July 30, 2017, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $553 million, $454 million, and $517 million at July 29, 2018, October 29, 2017, and July 30, 2017, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,213 million, $1,155 million, and $1,346 million at July 29, 2018, October 29, 2017, and July 30, 2017, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,118 million, $1,096 million, and $1,249 million at July 29, 2018, October 29, 2017, and July 30, 2017, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

July 29, 2018
Carrying value of liabilities	$1,118
Maximum exposure to loss	1,213

The total assets of unconsolidated VIEs related to securitizations were approximately $36 billion at July 29, 2018.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	July 29	October 29	July 30
	2018	2017	2017
Financing receivables securitized (retail notes)	$4,674	$4,172	$4,936
Allowance for credit losses	(12)	(13)	(13)
Other assets	114	105	119
Total restricted securitized assets	$4,776	$4,264	$5,042

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	July 29	October 29	July 30
	2018	2017	2017
Short-term securitization borrowings	$4,528	$4,119	$4,781
Accrued interest on borrowings	3	2	3
Total liabilities related to restricted securitized assets	$4,531	$4,121	$4,784

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At July 29, 2018, the maximum remaining term of all securitized retail notes was approximately six years.

(12)  Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	July 29	October 29	July 30
	2018	2017	2017
Raw materials and supplies	$2,126	$1,688	$1,571
Work-in-process	795	495	517
Finished goods and parts	4,768	3,182	3,571
Total FIFO value	7,689	5,365	5,659
Less adjustment to LIFO value	1,450	1,461	1,406
Inventories	$6,239	$3,904	$4,253

(13)  The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Goodwill at October 30, 2016	$323	$493	$816
Translation adjustments and other	5	25	30
Goodwill at July 30, 2017	$328	$518	$846

Goodwill at October 29, 2017	$521	$512	$1,033
Acquisitions *	28	2,067	2,095
Divestitures **		(18)	(18)
Translation adjustments	(4)	(59)	(63)
Goodwill at July 29, 2018	$545	$2,502	$3,047

*  See Note 18.

** See Note 19.

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	July 29	October 29	July 30
	(Years)	2018	2017	2017
Amortized intangible assets:
Customer lists and relationships	16	$562	$42	$42
Technology, patents, trademarks, and other	18	1,052	139	132
Total at cost		1,614	181	174
Less accumulated amortization **		156	86	82
Total		1,458	95	92
Unamortized intangible assets:
In-process research and development		123	123
Other intangible assets – net		$1,581	$218	$92

*  Weighted-averages

** Accumulated amortization at July 29, 2018, October 29, 2017, and July 30, 2017 for customer lists and relationships totaled $38 million, $17 million, and $16 million and technology, patents, trademarks, and other totaled $118 million, $69 million, and $66 million, respectively.

The amortization of other intangible assets in the third quarter and the first nine months of 2018 was $27 million and $71 million and for 2017 was $4 million and $13 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2018 – $29, 2019 – $116, 2020 – $103, 2021 – $99, and 2022 – $98.

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

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $486 million and $454 million at July 29, 2018 and July 30, 2017, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended		Nine Months Ended
	July 29	July 30	July 29	July 30
	2018	2017	2018	2017
Beginning of period balance	$1,591	$1,365	$1,468	$1,226
Payments	(212)	(197)	(642)	(529)
Amortization of premiums received	(56)	(53)	(170)	(149)
Accruals for warranties	250	248	704	717
Premiums received	72	58	198	153
Acquisitions *			80
Foreign exchange	(21)	17	(14)	20
End of period balance	$1,624	$1,438	$1,624	$1,438

*  See Note 18.

At July 29, 2018, the Company had approximately $445 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere and Wirtgen equipment. The increase from October 29, 2017 primarily relates to the Wirtgen acquisition. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At July 29, 2018, the Company had accrued losses of approximately $20 million under these agreements. The maximum remaining term of the receivables guaranteed at July 29, 2018 was approximately seven years.

At July 29, 2018, the Company had commitments of approximately $397 million for the construction and acquisition of property and equipment. The increase from October 29, 2017 primarily relates to the Wirtgen acquisition. Also, at July 29, 2018, the Company had restricted assets of $101 million, primarily restricted other assets. See Note 11 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $125 million at July 29, 2018. The accrued liability for these contingencies was not material at July 29, 2018.

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

The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	July 29, 2018		October 29, 2017		July 30, 2017
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables – net:
Equipment operations **	$78	$75
Financial services	25,135	24,911	$25,104	$24,946	$23,722	$23,592
Total	$25,213	$24,986	$25,104	$24,946	$23,722	$23,592

Financing receivables securitized – net:
Equipment operations **	$90	$89
Financial services	4,572	4,517	$4,159	$4,130	$4,923	$4,892
Total	$4,662	$4,606	$4,159	$4,130	$4,923	$4,892

Short-term securitization borrowings:
Equipment operations **	$90	$89
Financial services	4,438	4,426	$4,119	$4,118	$4,781	$4,786
Total	$4,528	$4,515	$4,119	$4,118	$4,781	$4,786

Long-term borrowings due within one year:
Equipment operations **	$238	$239	$154	$154	$142	$141
Financial services	5,955	5,947	6,064	6,079	5,382	5,394
Total	$6,193	$6,186	$6,218	$6,233	$5,524	$5,535

Long-term borrowings:
Equipment operations **	$5,526	$5,838	$5,491	$6,026	$4,523	$5,110
Financial services	21,312	21,388	20,400	20,606	19,151	19,339
Total	$26,838	$27,226	$25,891	$26,632	$23,674	$24,449

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	July 29	October 29	July 30
	2018*	2017*	2017*
Marketable securities
Equity fund	$46	$48	$45
Fixed income fund	9	15	15
U.S. government debt securities	99	77	77
Municipal debt securities	47	39	39
Corporate debt securities	138	135	120
International debt securities	13	20	22
Mortgage-backed securities **	136	118	108
Total marketable securities	488	452	426
Other assets
Derivatives:
Interest rate contracts	68	116	142
Foreign exchange contracts	50	108	32
Cross-currency interest rate contracts	6	11	10
Total assets ***	$612	$687	$610
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$330	$131	$81
Foreign exchange contracts	52	26	95
Cross-currency interest rate contracts	2	1	4
Total liabilities	$384	$158	$180

*  All measurements above were Level 2 measurements except for Level 1 measurements of the equity fund of $46 million, $48 million, and $45 million at July 29, 2018, October 29, 2017, and July 30, 2017, respectively; the fixed income fund of $9 million, $15 million, and $15 million at July 29, 2018, October 29, 2017, and July 30, 2017, respectively; and U.S. government debt securities of $39 million, $44 million, and $46 million at July 29, 2018, October 29, 2017, and July 30, 2017, respectively. In addition, $10 million, $17 million, and $18 million of the international debt securities were Level 3 measurements at July 29, 2018, October 29, 2017, and July 30, 2017, respectively. There were no transfers between Level 1 and Level 2 during the first nine months of 2018 or 2017.

** Primarily issued by U.S. government sponsored enterprises.

***  Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds and time deposits.

The contractual maturities of debt securities at July 29, 2018 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$23	$22
Due after one through five years	118	116
Due after five through 10 years	93	91
Due after 10 years	69	68
Mortgage-backed securities	142	136
Debt securities	$445	$433

Fair value, recurring Level 3 measurements from available-for-sale marketable securities in millions of dollars follow:

	Three Months Ended		Nine Months Ended
	July 29	July 30	July 29	July 30
	2018	2017	2018	2017
Beginning of period balance	$14	$23	$17	$28
Principal payments	(4)	(5)	(7)	(12)
Change in unrealized gain				2
End of period balance	$10	$18	$10	$18

Fair value,  nonrecurring Level 1 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended		Nine Months Ended
	July 29	October 29	July 30	July 29	July 30	July 29	July 30
	2018	2017	2017	2018	2017	2018	2017
Investments in unconsolidated affiliates		$28

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

Cash flow hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 29, 2018, October 29, 2017, and July 30, 2017 were $2,400 million, $1,700 million, and $1,700 million, respectively. The total notional amounts of the cross-currency interest rate contracts at July 29, 2018, October 29, 2017, and July 30, 2017 were $11 million, $22 million, and $32 million, respectively. The effective portions of the fair value gains or losses on these cash flow hedges were recorded in OCI and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. Any ineffective portions of the gains or losses on all cash flow interest rate contracts designated as cash flow hedges were recognized currently in interest expense or other operating expenses (foreign exchange) and were not material during any periods presented. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of gain recorded in OCI at July 29, 2018 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $9 million after-tax. These contracts mature in up to 23 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair value hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at July 29, 2018, October 29, 2017, and July 30, 2017 were $7,792 million, $8,661 million, and $7,716 million, respectively. The effective portions of the fair value gains or losses on these contracts were offset by fair value gains or losses on the hedged items (fixed-rate borrowings). Any ineffective portions of the gains or losses were recognized currently in interest expense. The ineffective portions were a loss of $1 million and a gain of $1 million during the third quarter of 2018 and 2017, respectively, and a loss of $4 million and a gain of $3 million during the first nine months of 2018 and 2017, respectively. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The gains (losses) on these contracts and the underlying borrowings recorded in interest expense follow in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 29	July 30	July 29	July 30
	2018	2017	2018	2017
Interest rate contracts *	$(8)	$5	$(279)	$(197)
Borrowings **	7	(4)	275	200

* Includes changes in fair values of interest rate contracts excluding net accrued interest expense of $2 million and net accrued interest income of $16 million during the third quarter of 2018 and 2017, respectively, and net accrued interest income of $15 million and $64 million during the first nine months of 2018 and 2017, respectively.

** Includes adjustments for fair values of hedged borrowings excluding accrued interest expense of $60 million and $56 million during the third quarter of 2018 and 2017, respectively, and $187 million and $182 million during the first nine months of 2018 and 2017, respectively.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings and purchases or sales of inventory. The total notional amounts of these interest rate swaps at July 29, 2018, October 29, 2017, and July 30, 2017 were $6,519 million, $6,757 million, and $6,715 million, the foreign exchange contracts were $7,752 million, $8,499 million, and

$5,111 million, and the cross-currency interest rate contracts were $96 million, $66 million, and $80 million, respectively. The increase in the total notional amounts of foreign exchange contracts at October 29, 2017 primarily relates to the Wirtgen acquisition (see Note 18). At July 29, 2018, October 29, 2017, and July 30, 2017, there were also $92 million, $253 million, and $308 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	July 29	October 29	July 30
Other Assets	2018	2017	2017
Designated as hedging instruments:
Interest rate contracts	$24	$74	$104
Cross-currency interest rate contracts	3	5	6
Total designated	27	79	110

Not designated as hedging instruments:
Interest rate contracts	44	42	38
Foreign exchange contracts	50	108	32
Cross-currency interest rate contracts	3	6	4
Total not designated	97	156	74

Total derivative assets	$124	$235	$184

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$305	$112	$63
Total designated	305	112	63

Not designated as hedging instruments:
Interest rate contracts	25	19	18
Foreign exchange contracts	52	26	95
Cross-currency interest rate contracts	2	1	4
Total not designated	79	46	117

Total derivative liabilities	$384	$158	$180

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Expense or	Three Months Ended		Nine Months Ended
	OCI	July 29	July 30	July 29	July 30
	Classification	2018	2017	2018	2017
Fair Value Hedges:
Interest rate contracts	Interest	$(10)	$21	$(264)	$(133)

Cash Flow Hedges:
Recognized in OCI
(Effective Portion):
Interest rate contracts	OCI (pretax) *	1	(2)	15
Foreign exchange contracts	OCI (pretax) *			1	(2)

Reclassified from OCI
(Effective Portion):
Interest rate contracts	Interest *	2	(1)	3	(2)
Foreign exchange contracts	Other operating *				(2)

Recognized Directly in Income
(Ineffective Portion)		**	**	**	**

Not Designated as Hedges:
Interest rate contracts	Interest *	$(3)	$11	$(3)	$11
Foreign exchange contracts	Cost of sales	(10)	(29)	(22)	(41)
Foreign exchange contracts	Other operating *	144	(192)	92	(205)
Total not designated		$131	$(210)	$67	$(235)

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at July 29, 2018, October 29, 2017, and July 30, 2017, was $331 million, $132 million, and $85 million, respectively. In accordance with the limits established in these agreements, the Company posted $34 million in cash collateral at July 29, 2018. No cash collateral was posted or received at either October 29, 2017 or July 30, 2017.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting	Cash Collateral
July 29, 2018	Recognized	Arrangements	Received/Paid	Net Amount
Assets	$124	$(67)		$57
Liabilities	384	(67)	$(34)	283

	Gross Amounts	Netting	Cash Collateral
October 29, 2017	Recognized	Arrangements	Received/Paid	Net Amount
Assets	$235	$(65)		$170
Liabilities	158	(65)		93

	Gross Amounts	Netting	Cash Collateral
July 30, 2017	Recognized	Arrangements	Received/Paid	Net Amount
Assets	$184	$(56)		$128
Liabilities	180	(56)		124

(17)  In December 2017, the Company granted stock options to employees for the purchase of 476 thousand shares of common stock at an exercise price of $151.95 per share and a binomial lattice model fair value of $39.11 per share at the grant date. At July 29, 2018, options for 8.9 million shares were outstanding with a weighted-average exercise price of $86.82 per share. The Company also granted 413 thousand restricted stock units to employees and non-employee directors in the first nine months of 2018, of which 328 thousand are subject to service based only conditions and 85 thousand are subject to performance/service based conditions. The weighted-average fair value of the service based only units at the grant date was $151.78 per unit based on the market price of a share of underlying common stock. The weighted-average fair value of the performance/service based units at the grant date was $145.33 per unit based on the market price of a share of underlying common stock excluding dividends. At July 29, 2018, the Company was authorized to grant an additional 9.9 million shares related to stock option and restricted stock awards.

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

The preliminary fair values assigned to the assets and liabilities of the acquired entity in millions of dollars, which is based on information as of the acquisition date and available at July 29, 2018 follows:

Trade accounts and notes receivable	$457
Financing receivables	43
Financing receivables securitized	125
Other receivables	100
Inventories	1,538
Property and equipment	750
Goodwill	2,067
Other intangible assets	1,458
Deferred income taxes	96
Other assets	221
Total assets	$6,855

Short-term borrowings	$285
Short-term securitization borrowings	127
Accounts payable and accrued expenses	726
Deferred income taxes	501
Long-term borrowings	50
Retirement benefits and other liabilities	28
Total liabilities	$1,717

Noncontrolling interests	$8

During the third quarter of 2018, measurement period adjustments decreased property and equipment by $7 million and increased goodwill by $7 million. The Company continues to review the fair value of the assets and liabilities acquired, which may be updated during the measurement period.

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

Wirtgen’s results were included in the Company’s consolidated financial statements beginning on the acquisition date. The results are incorporated using a 30-day lag period and are included in the construction and forestry segment. The net sales and revenues and operating profit included in the Company’s statement of consolidated income in the third quarter of 2018 and first nine months of 2018 were $1,155 million and $2,282 million, and $88 million and $37 million, respectively. The Company also recognized $1 million of acquisition related costs in the third quarter of 2018, which were recorded in selling, administrative and general expenses. In the first nine months of 2018, the Company recognized $54 million of acquisition related costs, which were recorded $28 million in selling, administrative and general expenses and $26 million in other operating expenses.

The unaudited pro forma consolidated net sales and revenues and net income are prepared as if the acquisition closed at the beginning of fiscal year 2017 and follow in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 29	July 30	July 29	July 30
	2018	2017	2018	2017
Net sales and revenues	$10,308	$8,810	$28,406	$24,062
Net income attributable to Deere & Company	$986	$731	$1,862	$1,673

The pro forma amounts have been calculated using policies consistent with the Company’s accounting policies and include the additional expense from the amortization from the allocated purchase price adjustments. The pro forma results exclude acquisition related costs incurred in both periods and assume the medium-term notes used to fund the acquisition were issued in fiscal year 2016 at the interest rate of the actual notes. In addition, the pro forma results for the third quarter and nine months ended July 30, 2017 include nonrecurring pretax expenses of $22 million and $286 million, for the higher cost basis from the inventory fair value adjustment and $21 million and $63 million for the amortization of identifiable intangible assets. Anticipated synergies or other expected benefits of the acquisition are not included in the pro forma results. As a result, the unaudited pro forma financial information may not be indicative of the results for future operations or the results if the acquisition closed at the beginning of fiscal year 2017.

In March 2018, the Company acquired King Agro, a privately held manufacturer of carbon fiber technology products with headquarters in Valencia, Spain and a production facility in Campana, Argentina. The total cash purchase price before the final adjustment, net of cash acquired of $3 million, was $41 million, excluding a loan to King Agro of $4 million that was forgiven on the acquisition date. In addition to the cash purchase price, the Company assumed $11 million of liabilities. The preliminary asset and liability fair values are as follows:

Trade accounts and notes receivable	$2
Other receivables	2
Inventories	5
Property and equipment	6
Goodwill	28
Other intangible assets	13
Total assets	$56

Short-term borrowings	$2
Accounts payable and accrued expenses	4
Deferred income taxes	4
Long-term borrowings	1
Total liabilities	$11

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

(19)  In November 2017, the Company sold its construction and forestry retail locations in Florida. At the time of the sale, total assets were $93 million and liabilities were $1 million. The assets consisted of inventory of $61 million, property and equipment – net of $21 million, goodwill of $10 million, and $1 million of other assets. The liabilities consisted of $1 million of accounts payable and accrued expenses. The total proceeds from the sale will be approximately $105 million, with $80 million received in the first nine months of 2018. The remaining sales price is due based on standard payment terms of new equipment sales to independent dealers. A pretax gain of $13 million was recorded in other income in the construction and forestry segment.

In May 2018, the Company sold seven construction and forestry retail locations in Michigan, Minnesota, and Wisconsin. At the time of the sale, total assets for these locations were $74 million and liabilities were approximately $2 million. The assets consisted of trade accounts and notes receivable – net of $3 million, inventory of $52 million, property and equipment – net of $11 million, and goodwill of $8 million. The liabilities consisted of $2 million of accounts payable and accrued expenses. The total proceeds from the sale will be approximately $84 million, with $53 million received in the third quarter of 2018. The remaining sales price is due based on standard payment terms of new equipment sales to independent dealers. A pretax gain of $12 million was recorded in other income in the construction and forestry segment.

For the retail location sales, the Company sells equipment, service parts, and provides other services to the purchasers as independent dealers.

(20) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended July 29, 2018 and July 30, 2017
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2018	2017	2018	2017
Net Sales and Revenues
Net sales	$9,286.4	$6,833.0
Finance and interest income	30.9	20.3	$851.9	$744.8
Other income	231.2	266.6	66.8	63.4
Total	9,548.5	7,119.9	918.7	808.2

Costs and Expenses
Cost of sales	7,153.1	5,249.0
Research and development expenses	415.7	336.8
Selling, administrative and general expenses	768.9	645.7	145.6	154.6
Interest expense	51.4	65.8	249.8	161.3
Interest compensation to Financial Services	86.2	65.4
Other operating expenses	80.3	67.2	326.1	292.4
Total	8,555.6	6,429.9	721.5	608.3

Income of Consolidated Group before Income Taxes	992.9	690.0	197.2	199.9
Provision for income taxes	242.3	184.2	46.4	69.0
Income of Consolidated Group	750.6	505.8	150.8	130.9

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	151.2	131.2	.4	.3
Other	9.5	5.3
Total	160.7	136.5	.4	.3
Net Income	911.3	642.3	151.2	131.2
Less: Net income attributable to noncontrolling interests	1.0	.5
Net Income Attributable to Deere & Company	$910.3	$641.8	$151.2	$131.2

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Nine Months Ended July 29, 2018 and July 30, 2017
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2018	2017	2018	2017
Net Sales and Revenues
Net sales	$25,007.4	$18,790.7
Finance and interest income	70.3	60.3	$2,441.3	$2,148.6
Other income	630.5	864.2	194.5	182.5
Total	25,708.2	19,715.2	2,635.8	2,331.1

Costs and Expenses
Cost of sales	19,191.9	14,459.1
Research and development expenses	1,187.7	974.2
Selling, administrative and general expenses	2,159.2	1,835.2	403.3	419.2
Interest expense	225.5	199.6	675.0	479.4
Interest compensation to Financial Services	228.5	171.5
Other operating expenses	219.0	215.9	962.1	905.0
Total	23,211.8	17,855.5	2,040.4	1,803.6

Income of Consolidated Group before Income Taxes	2,496.4	1,859.7	595.4	527.5
Provision (credit) for income taxes	1,607.0	569.2	(83.6)	179.5
Income of Consolidated Group	889.4	1,290.5	679.0	348.0

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	680.6	349.1	1.6	1.1
Other	16.2	8.9
Total	696.8	358.0	1.6	1.1
Net Income	1,586.2	1,648.5	680.6	349.1
Less: Net income (loss) attributable to noncontrolling interests	2.6	(.3)
Net Income Attributable to Deere & Company	$1,583.6	$1,648.8	$680.6	$349.1

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	July 29	October 29	July 30	July 29	October 29	July 30
	2018	2017	2017	2018	2017	2017
Assets
Cash and cash equivalents	$2,802.9	$8,168.4	$5,338.4	$1,120.4	$1,166.5	$1,199.0
Marketable securities	11.4	20.2	21.4	476.8	431.4	404.7
Receivables from unconsolidated subsidiaries and affiliates	1,794.4	1,032.1	2,570.9
Trade accounts and notes receivable – net	1,586.2	876.3	758.8	6,079.5	4,134.1	4,828.8
Financing receivables – net	78.0			25,135.0	25,104.1	23,722.1
Financing receivables securitized – net	90.2			4,571.5	4,158.8	4,923.1
Other receivables	1,130.6	1,045.6	708.0	176.1	195.5	147.1
Equipment on operating leases – net				6,804.9	6,593.7	6,235.6
Inventories	6,239.3	3,904.1	4,252.9
Property and equipment – net	5,592.2	5,017.3	4,919.1	46.3	50.4	49.4
Investments in unconsolidated subsidiaries and affiliates	4,992.1	4,812.3	4,800.4	15.1	13.8	13.8
Goodwill	3,046.5	1,033.3	845.8
Other intangible assets – net	1,580.8	218.0	92.0
Retirement benefits	727.2	538.1	219.1	13.7	16.9	17.9
Deferred income taxes	1,983.9	3,098.8	3,720.6	68.1	79.8	68.8
Other assets	1,148.3	973.9	948.5	530.4	651.4	644.7
Total Assets	$32,804.0	$30,738.4	$29,195.9	$45,037.8	$42,596.4	$42,255.0

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$789.5	$375.5	$342.8	$10,215.0	$9,659.8	$8,676.6
Short-term securitization borrowings	90.2			4,437.5	4,118.7	4,780.9
Payables to unconsolidated subsidiaries and affiliates	110.8	121.9	77.8	1,766.5	996.2	2,542.4
Accounts payable and accrued expenses	9,046.9	7,718.1	7,213.5	1,901.8	1,827.1	1,611.2
Deferred income taxes	431.5	115.6	105.2	500.1	857.7	806.5
Long-term borrowings	5,525.7	5,490.9	4,523.6	21,312.3	20,400.4	19,150.7
Retirement benefits and other liabilities	6,429.5	7,341.9	8,344.1	96.1	92.9	93.4
Total liabilities	22,424.1	21,163.9	20,607.0	40,229.3	37,952.8	37,661.7

Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	14.0	14.0	14.0

Stockholders’ Equity
Common stock, $1 par value (issued shares at July 29, 2018 – 536,431,204)	4,450.8	4,280.5	4,245.1	2,099.4	2,099.1	2,099.1
Common stock in treasury	(15,813.5)	(15,460.8)	(15,477.3)
Retained earnings	26,272.3	25,301.3	24,984.2	3,008.9	2,782.0	2,699.2
Accumulated other comprehensive income (loss)	(4,553.3)	(4,563.7)	(5,179.8)	(299.8)	(237.5)	(205.0)
Total Deere & Company stockholders' equity	10,356.3	9,557.3	8,572.2	4,808.5	4,643.6	4,593.3
Noncontrolling interests	9.6	3.2	2.7
Total stockholders’ equity	10,365.9	9,560.5	8,574.9	4,808.5	4,643.6	4,593.3
Total Liabilities and Stockholders’ Equity	$32,804.0	$30,738.4	$29,195.9	$45,037.8	$42,596.4	$42,255.0

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Nine Months Ended July 29, 2018 and July 30, 2017
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2018	2017	2018	2017
Cash Flows from Operating Activities
Net income	$1,586.2	$1,648.5	$680.6	$349.1
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	18.8	1.5	47.3	75.3
Provision for depreciation and amortization	740.8	640.1	800.6	725.1
Gain on sale of affiliates and investments	(25.1)	(375.1)
Undistributed earnings of unconsolidated subsidiaries and affiliates	(235.2)	(37.3)	(1.4)	(1.0)
Provision (credit) for deferred income taxes	986.0	(145.1)	(345.2)	67.6
Changes in assets and liabilities:
Trade receivables	(331.0)	(104.2)
Inventories	(975.1)	(829.4)
Accounts payable and accrued expenses	519.4	471.8	66.1	28.9
Accrued income taxes payable/receivable	230.9	150.9	(55.2)	16.9
Retirement benefits	(821.5)	166.6	6.8	6.5
Other	(87.8)	(50.9)	141.1	116.0
Net cash provided by operating activities	1,606.4	1,537.4	1,340.7	1,384.4

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			13,245.7	12,275.9
Proceeds from maturities and sales of marketable securities	9.0	296.3	46.8	92.5
Proceeds from sales of equipment on operating leases			1,115.6	1,086.6
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	133.0	113.9
Cost of receivables acquired (excluding trade and wholesale)			(13,830.0)	(12,366.5)
Acquisitions of businesses, net of cash acquired	(5,170.9)
Purchases of marketable securities			(101.4)	(77.0)
Purchases of property and equipment	(569.1)	(372.5)	(1.5)	(1.2)
Cost of equipment on operating leases acquired			(2,189.6)	(2,096.2)
Increase in trade and wholesale receivables			(2,329.7)	(1,070.9)
Other	42.1	(55.7)	(33.4)	(18.7)
Net cash used for investing activities	(5,555.9)	(18.0)	(4,077.5)	(2,175.5)

Cash Flows from Financing Activities
Increase in total short-term borrowings	119.0	42.3	1,064.4	1,606.6
Change in intercompany receivables/payables	(796.8)	634.9	796.8	(634.9)
Proceeds from long-term borrowings	159.4	64.8	5,579.7	4,299.7
Payments of long-term borrowings	(117.6)	(44.5)	(4,254.2)	(4,161.1)
Proceeds from issuance of common stock	208.7	488.6
Repurchases of common stock	(454.0)	(6.2)
Dividends paid	(582.6)	(571.3)	(453.7)	(320.2)
Other	(41.7)	(43.2)	(24.8)	.3
Net cash provided by (used for) financing activities	(1,505.6)	565.4	2,708.2	790.4

Effect of Exchange Rate Changes on Cash and Cash Equivalents	89.6	113.1	(17.5)	4.4

Net Increase (Decrease) in Cash and Cash Equivalents	(5,365.5)	2,197.9	(46.1)	3.7
Cash and Cash Equivalents at Beginning of Period	8,168.4	3,140.5	1,166.5	1,195.3
Cash and Cash Equivalents at End of Period	$2,802.9	$5,338.4	$1,120.4	$1,199.0

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to increase approximately 10 percent for 2018. Industry sales in the European Union (EU) 28 nations are forecast to increase approximately 5 to 10 percent. In South America, industry sales of tractors and combines are projected to be about the same or increase about 5 percent. Asian sales are forecast to be in line with 2017. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same or increase 5 percent for 2018. The Company’s agriculture and turf segment sales increased 18 percent in the third quarter and 19 percent for the first nine months. These sales are forecast to increase about 15 percent for fiscal year 2018. Construction equipment markets reflect continued improvement in demand driven by higher housing starts in the U.S., increased activity in the oil and gas sector, and economic growth worldwide. In forestry, global industry sales are expected to be up about 10 percent. The Company’s construction and forestry segment sales increased 100 percent in the third quarter and 83 percent for the first nine months, with Wirtgen adding 77 percent and 56 percent for the respective periods. These sales are forecast to increase about 81 percent in 2018, with Wirtgen adding 55 percent to the segment’s sales. Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $815 million in 2018, which includes a provisional income tax benefit of $232 million associated with tax reform.

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

The Company’s third quarter results benefited from favorable market conditions. Agricultural machinery sales in North America and Europe improved, while construction equipment sales increased sharply with significant support from the Wirtgen road building unit. The Company is experiencing cost pressures for raw materials and freight, which are being addressed through a combination of cost management and pricing. Replacement demand for large agricultural equipment is driving sales in spite of global trade tensions and other geopolitical issues. With the global population growth trends and increased urbanization, the Company is confident in its position to continue to deliver value to customers and investors.

2018 Compared with 2017

Net income attributable to Deere & Company was $910.3 million, or $2.78 per share, for the third quarter of 2018, compared with $641.8 million, or $1.97 per share, for the same period last year. For the first nine months of 2018, net income attributable to Deere & Company was $1,584 million, or $4.82 per share, compared with $1,649 million, or $5.11 per share, last year. Affecting results for the third quarter and first nine months of 2018 were provisional adjustments to the provision for income taxes due to tax reform. Third quarter results included a favorable net adjustment to provisional income tax expense of $62 million, while the first nine months reflected an unfavorable net provisional income tax expense of $741 million (see Note 8).

Worldwide net sales and revenues increased 32 percent to $10,308 million for the third quarter this year, compared with $7,808 million a year ago, and increased 29 percent to $27,942 million for the first nine months, compared with $21,720 million last year. Net sales of the worldwide equipment operations increased 36 percent to $9,286 million for the third quarter and 33 percent to $25,007 million for the first nine months, compared with $6,833 million and $18,791 million for the same periods last year. The Company’s acquisition of Wirtgen in December 2017 (see Note 18) added 17 percent to net sales for the quarter and 12 percent for the first nine months. Equipment net sales in the U.S. and Canada increased 29 percent for the third quarter and 27 percent year to date, with Wirtgen adding 6 percent and 4 percent for the respective periods. Outside the U.S. and Canada, net sales increased 45 percent for the third quarter and 42 percent for the first nine months, with Wirtgen adding 31 percent and 23 percent for the respective periods. Net sales included an unfavorable currency translation effect of 1 percent for the third quarter and a favorable currency translation effect of 3 percent for the first nine months.

The Company’s equipment operations reported operating profit of $1,087 million for the third quarter of 2018 and $2,822 million for the first nine months, compared with $804 million and $2,179 million, respectively, last year. Wirtgen, whose results are included in these amounts, had operating profit of $88 million for the quarter and $37 million for the first nine months. Excluding Wirtgen results, the improvement for both periods was primarily driven by higher shipment volumes, lower warranty costs, and price realization, partially offset by higher production costs and research and development expenses. The corresponding periods of 2017 included a gain on the sale of SiteOne Landscapes Supply, Inc. (SiteOne).

Net income of the Company’s equipment operations was $751 million for the third quarter and $889 million for the first nine months, compared with $506 million and $1,291 million for the corresponding periods of 2017. In addition to the operating factors previously mentioned, the quarter was favorably affected by $58 million and the nine month period unfavorably affected by $974 million due to provisional income tax adjustments related to tax reform.

The Company’s financial services operations reported net income attributable to Deere & Company of $151.2 million for the third quarter and $680.6 million for the first nine months, compared with $131.2 million and $349.1 million for the same periods last year. Results for both periods benefited from a higher average portfolio and a lower provision for credit losses, partially offset by less favorable financing spreads. Results for the nine month period also improved from lower losses on lease residual values. Additionally, provisional income tax adjustments related to tax reform had favorable effects of $3.6 million for the quarter and $232.4 million for the first nine months.

Business Segment Results

•

Agriculture and Turf. Segment sales increased 18 percent for the quarter and 19 percent for first nine months due to higher shipment volumes, lower warranty expenses, and price realization. Foreign currency translation had an unfavorable impact on sales for the quarter and a favorable effect for the first nine months. Operating profit was $806 million for the quarter and $2,249 million year to date, compared with respective totals of $693 million and $1,920 million for the same periods last year. The improvement was driven by higher shipment volumes, lower warranty related expenses, and price realization, partially offset by higher production costs and research and development expenses. Prior year periods benefited from gains on the SiteOne sale.

•

Construction and Forestry. Segment sales increased 100 percent for the quarter and 83 percent for nine months, with Wirtgen adding 77 percent and 56 percent for the respective periods. Foreign currency translation did not have a material effect on sales for the quarter but had a favorable impact for the first nine months. Both periods were favorably affected by lower warranty expenses and negatively affected by high sales incentive expenses. Operating profit was $281 million for the quarter and $573 million for the first nine months, compared with $111 million and $259 million last year. Wirtgen contributed operating profit of $88 million for the quarter and $37 million for the first nine months. Excluding Wirtgen, the improvements were primarily driven by higher shipment volumes and lower warranty expenses, partially offset by higher production costs and sales incentive costs.

•

Financial Services. The operating profit of the financial services segment was $196 million for the third quarter and $591 million for the first nine months of 2018, compared with $198 million and $523 million in the same periods last year. Results for both periods benefited from a higher average portfolio and a lower provision for credit losses, partially offset by less favorable financing spreads. Nine month results also were helped by lower losses on lease residual values. Total financial services revenues, including intercompany revenues, increased 14 percent to $919 million in the current quarter from $808 million in the third quarter of 2017 and increased 13 percent to $2,636 million in the first nine months of 2018 compared to $2,331 million last year. The average balance of receivables and leases financed was 8 percent higher in the third quarter and 7 percent higher in the first nine months of 2018, compared with the same periods last year. Interest expense increased 55 percent in the third quarter and 41 percent in the first nine months of 2018 primarily as a result of higher average borrowing rates and higher average borrowings. The financial services’ consolidated ratio of earnings to fixed charges was 1.82 to 1 for the third quarter this year, compared with 2.31 to 1 in the same period last year. The ratio was 1.90 to 1 for the first nine months this year, compared to 2.16 to 1 for the same period last year.

The cost of sales to net sales ratios for the third quarter and first nine months of 2018 were 77.0 percent and 76.7 percent, respectively, compared to 76.8 percent and 76.9 percent for the same periods last year. The increase in the third quarter was primarily driven by the unfavorable effects of purchase accounting related to Wirtgen (see Note 18) and higher production costs, partially offset by lower warranty costs and price realization. The improvement in the first nine months was primarily due to lower warranty costs, price realization, and the expenses incurred in 2017 associated with a voluntary employee-separation program, partially offset by the unfavorable effects of purchase accounting related to Wirtgen and higher production costs.

Other income decreased in the third quarter and first nine months of 2018 primarily due to the gains on the sale of the remaining interest in SiteOne in 2017. Research and development expenses increased in both periods primarily as a result of spending to support new products and the impact of acquisitions. Selling, administrative and general expenses increased in the third quarter primarily due to the Wirtgen acquisition. These expenses increased in the first nine months mainly due to the Wirtgen acquisition and acquisition related costs, and higher incentive compensation expenses, partially offset by voluntary employee-separation program expenses in 2017 and a lower provision for credit losses. Other operating expenses increased in the third quarter primarily due to higher depreciation on operating leases. Other operating expenses increased in the first nine months primarily related to higher depreciation on operating leases and acquisition related costs, partially offset by the favorable effect of currency translation and lower losses on lease residual values.

Market Conditions and Outlook

Company equipment sales are projected to increase by about 30 percent for fiscal 2018 and by about 21 percent for the fourth quarter compared with the same periods of 2017. Of these amounts, Wirtgen is expected to add about 12 percent to Deere sales for both the full year and the fourth quarter. Foreign currency rates are not expected to have a material translation effect on equipment sales for the year but are anticipated to have an unfavorable translation effect of about 3 percent for the fourth quarter. Net sales and revenues are expected to increase by about 26 percent for fiscal 2018 with net income attributable to Deere & Company forecast to be about $2,360 million. The Company’s net income forecast includes $741 million of provisional income tax expense associated with tax reform, representing discrete items for the remeasurement of the Company’s net deferred tax assets to the new U.S. corporate tax rate and a one-time deemed earnings repatriation tax. The current outlook for net income compares with previous guidance of $2,300 million, which included $803 million of provisional income tax expense.

•

Agriculture and Turf. The Company’s worldwide sales of agriculture and turf equipment are forecast to increase by about 15 percent for fiscal year 2018, with foreign currency rates not expected to have a material translation effect. Industry sales for agricultural equipment in the U.S. and Canada are forecast to be up about 10 percent for 2018, led by higher demand for large equipment. Despite drought concerns in some areas, full year industry sales in the EU28 member nations are forecast to be up 5 to 10 percent as a result of favorable conditions in the dairy and livestock sectors and positive arable farming conditions in certain key markets. South American industry sales of tractors and combines are projected to be flat to up 5 percent benefiting from strength in Brazil. Asian sales are forecast to be in line with last year. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be flat to up 5 percent for 2018.

•

Construction and Forestry. The Company’s worldwide sales of construction and forestry equipment are anticipated to be up about 81 percent for 2018, with foreign currency rates not expected to have a material translation effect. Wirtgen is expected to add about 55 percent to the segment sales for the year. The outlook reflects continued improvement in demand driven by higher housing starts in the U.S., increased activity in the oil and gas sector, and economic growth worldwide. In forestry, global industry sales are expected to be up about 10 percent mainly as a result of improved demand throughout the world, led by North America.

•

Financial Services. Fiscal year 2018 net income attributable to Deere & Company for the financial services segment is expected to be approximately $815 million, including a provisional income tax benefit of $232.4 million associated with tax reform. Results are expected to benefit from a higher average portfolio, a lower provision for credit losses, and lower losses on lease residual values, partially offset by less favorable financing spreads. The financial services net income outlook provided in the second quarter was $800 million. That forecast included a provisional tax benefit estimate of $229 million for remeasurement of the segment’s net deferred tax liability to the new U.S. corporate tax rate and a one-time deemed earnings repatriation tax.

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

The Company’s agricultural equipment business is subject to a number of uncertainties including the factors that affect farmers’ confidence and financial condition. These factors include demand for agricultural products, world grain stocks, weather conditions, soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, trade restrictions and tariffs, global trade agreements (including the North American Free Trade Agreement and the Trans-Pacific Partnership), the level of farm product exports (including concerns about genetically modified organisms), the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of governments, changes in government farm programs and policies, international reaction to such programs, changes in and effects of crop insurance programs, changes in environmental regulations and their impact on farming practices, animal diseases and their effects on poultry, beef and pork consumption and prices, and crop pests and diseases.

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

Consolidated

Negative cash flows from consolidated operating activities in the first nine months of 2018 were $675 million. This cash outflow resulted primarily from a seasonal increase in trade receivables and inventories, along with an increase in overall demand, and a change in net retirement benefits, partially offset by net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, and a change in accrued income taxes payable/receivable. Cash outflows from investing activities were $6,465 million in the first nine months of 2018, primarily due to acquisitions of businesses, net of cash acquired, of $5,171 million (see Note 18), costs of receivables (excluding receivables related to sales) and equipment on operating leases acquired exceeding the collections of receivables and proceeds from sales of equipment on operating leases acquired by $736 million, purchases of property and equipment of $571 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $46 million. Partially offsetting these cash outflows were cash inflows from proceeds from sales of businesses and unconsolidated affiliates, net of cash sold, of $133 million. Positive cash flows from financing activities were $1,656 million in the first nine months of 2018 primarily due to an increase in borrowings of $2,551 million and proceeds from issuance of common stock of $209 million (resulting from the exercise of stock options), partially offset by dividends paid of $583 million and repurchases of common stock of $454 million. Cash and cash equivalents decreased $5,412 million during the first nine months of this year.

In the second quarter of 2018, a committee of the Company’s Board of Directors approved a voluntary $1,000 million contribution to its U.S. pension and postretirement plans in 2018. The Company contributed $50 million of the voluntary amount to its plans in the second quarter and the remaining $950 million during the third quarter. These voluntary contributions resulted in a tax deduction applicable to the 2017 tax year.

Positive cash flows from consolidated operating activities in the first nine months of 2017 were $729 million. This cash inflow resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, a change in net retirement benefits, and a change in accrued income taxes payable/receivable, which were partially offset by a seasonal increase in inventories and trade receivables, along with an increase in overall demand. Cash outflows from investing activities were $301 million in the first nine months of 2017, primarily due to purchases of property and equipment of $374 million and the cost of receivables (excluding receivables related to sales) and cost of equipment on operating leases exceeding the collections of receivables and the proceeds from sales of equipment on operating leases by $300 million. Partially offsetting these cash outflows were cash inflows from the sales of marketable securities exceeding the purchases of marketable securities by $312 million and the proceeds from the sales of businesses and unconsolidated affiliates, net of cash sold, of $114 million. Positive cash flows from financing activities were $1,656 million in the first nine months of 2017 primarily due to an increase in borrowings of $1,808 million and proceeds from issuance of common stock of $489 million (resulting from the exercise of stock options), partially offset by dividends paid of $571 million. Cash and cash equivalents increased $2,202 million during the first nine months of 2017.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at July 29, 2018, October 29, 2017, and July 30, 2017 was $4,065 million, $3,439 million, and $3,190 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,412 million, $9,787 million, and $6,964 million, respectively. The decrease of $5,375 million during the first nine months of 2018 is primarily due to the Wirtgen acquisition (see Note 18). The total cash and cash equivalents and marketable securities held by foreign subsidiaries, in which earnings are considered indefinitely reinvested, was $1,623 million, $3,386 million, and $4,720 million at July 29, 2018, October 29, 2017, and July 30, 2017, respectively.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,289 million at July 29, 2018, $3,477 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at July 29, 2018 were 364-day credit facility agreements of $750 million expiring in October 2018 and $1,750 million expiring in April 2019. In addition, total credit lines included long-term credit facility agreements of $2,500 million expiring in April 2021 and $2,500 million expiring in April 2022. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’

equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at July 29, 2018 was $11,470 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $21,302 million at July 29, 2018. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $2,283 million during the first nine months of 2018, primarily due to a seasonal increase, higher shipment volumes, and the Wirtgen acquisition. These receivables increased $1,818 million, compared to a year ago, primarily due to higher shipment volumes and the Wirtgen acquisition. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 19 percent at July 29, 2018, compared to 15 percent at October 29, 2017 and 18 percent at July 30, 2017. Agriculture and turf trade receivables increased $843 million and construction and forestry trade receivables increased $975 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at July 29, 2018, 1 percent at October 29, 2017, and 2 percent at July 30, 2017.

Deere & Company stockholders’ equity was $10,356 million at July 29, 2018, compared with $9,557 million at October 29, 2017 and $8,572 million at July 30, 2017. The increase of $799 million during the first nine months of 2018 resulted primarily from net income attributable to Deere & Company of $1,584 million, a change in the retirement benefits adjustment of $205 million, and an increase in common stock of $170 million, partially offset by a change in the cumulative translation adjustment of $196 million, an increase in treasury stock of $353 million, and dividends declared of $613 million.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first nine months of 2018 was $1,606 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, and a change in accrued income taxes payable/receivable. Partially offsetting these operating cash inflows were cash outflows from a seasonal increase in inventories and trade receivables, along with an increase in overall demand, and a change in net retirement benefits. Cash and cash equivalents decreased $5,366 million in the first nine months of 2018, primarily due to the Wirtgen acquisition of $5,130 million (see Note 18).

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

Trade receivables held by the equipment operations increased $710 million during the first nine months and increased $827 million from a year ago. The increase in both periods was due primarily to the Wirtgen acquisition. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $2,335 million during the first nine months, primarily due to the Wirtgen acquisition and a seasonal increase, partially offset by foreign currency translation. Inventories increased by $1,986 million compared to a year ago, primarily due to the Wirtgen acquisition and higher production volumes based on increased demand, partially offset by foreign currency translation. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 12), which approximates current cost, to the last 12 months’ cost of sales were 31 percent at July 29, 2018, compared to 27 percent at October 29, 2017 and 30 percent at July 30, 2017.

Total interest-bearing debt of the equipment operations was $6,405 million at July 29, 2018, compared with $5,866 million at October 29, 2017 and $4,866 million at July 30, 2017. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 38 percent, 38 percent, and 36 percent at July 29, 2018, October 29, 2017, and July 30, 2017, respectively.

Property and equipment cash expenditures for the equipment operations in the first nine months of 2018 were $569 million, compared with $373 million in the same period last year. Capital expenditures for the equipment operations in 2018 are estimated to be approximately $925 million.

On July 31, 2018, the Company announced the signing of a definitive agreement to acquire PLA, a privately-held manufacturer of sprayers, planters, and specialty products for agriculture. PLA is based in Argentina, with manufacturing facilities in Argentina and Brazil. The cash purchase price is expected to be approximately $75 million and will be funded with existing cash. The purchase is subject to regulatory approval as well as customary closing conditions and is expected to close in the fourth quarter of 2018.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

During the first nine months of 2018, the cash provided by operating activities and financing activities was used primarily to increase receivables and leases. Cash flows provided by operating activities, including intercompany cash flows, were $1,341 million in the first nine months. Cash used for investing activities totaled $4,078 million in the first nine months of 2018 primarily due to an increase in trade and wholesale receivables of $2,330 million and the cost of receivables (excluding trade and wholesale) and the cost of equipment on operating leases acquired exceeding the collection of these receivables and proceeds from sales of equipment on operating leases by $1,658 million. Cash provided by financing activities totaled $2,708 million, resulting primarily from an increase in external borrowings of $2,390 million and an increase in borrowings from Deere & Company of $797 million, partially offset by dividends paid to Deere & Company of $454 million. Cash and cash equivalents decreased $46 million in the first nine months of 2018.

During the first nine months of 2017, the cash provided by operating activities was used primarily to increase receivables and leases. Cash flows provided by operating activities, including intercompany cash flows, were $1,384 million in the first nine months of 2017. Cash used for investing activities totaled $2,176 million in the first nine months of 2017 primarily due to the cost of receivables (excluding trade and wholesale) and equipment on operating leases acquired exceeding the collection of these receivables and proceeds from sales of equipment on operating leases by $1,100 million and an increase in trade and wholesale receivables of $1,071 million. Cash provided by financing activities totaled $790 million, resulting primarily from an increase in external borrowings of $1,745 million, partially offset by a decrease in borrowings from Deere & Company of $635 million and dividends paid to Deere & Company of $320 million. Cash and cash equivalents increased $4 million in the first nine months of 2017.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases. Total receivables and leases increased $2,600 million during the first nine months of 2018 and increased $2,881 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 11 percent higher in the first nine months of 2018, compared with the same period last year, as volumes of retail notes, revolving charge accounts, financing leases, and operating leases were all higher. The amount of total trade receivables and wholesale notes increased compared to both October 29, 2017 and July 30, 2017. Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $42,598 million at July 29, 2018, compared with $40,001 million at October 29, 2017 and $39,721 million at July 30, 2017. At July 29, 2018, the unpaid balance of all receivables administered, but not owned, was $7 million, compared with $10 million at October 29, 2017 and $11 million at July 30, 2017.

Total external interest-bearing debt of the financial services operations was $35,965 million at July 29, 2018, compared with $34,179 million at October 29, 2017 and $32,608 million at July 30, 2017. Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.8 to 1 at July 29, 2018, compared with 7.6 to 1 at October 29, 2017 and 7.7 to 1 at July 30, 2017.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 11). At July 29, 2018, this facility had a total capacity, or “financing limit,” of $3,500 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At July 29, 2018, $1,579 million of secured short-term borrowings was outstanding under the agreement.

In the first nine months of 2018, the financial services operations issued $2,601 million and retired $2,280 million of retail note securitization borrowings. In addition, during the first nine months of 2018, the financial services operations issued $5,580 million and retired $4,254 million of long-term borrowings, which were primarily medium-term notes.

Dividends

The Company’s Board of Directors at its meeting on August 29, 2018 declared a quarterly dividend of $.69 per share payable November 1, 2018, to stockholders of record on September 28, 2018.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of July 29, 2018, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, and trademark matters. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that the Company reasonably believes could exceed $100,000. The following matters are disclosed solely pursuant to that requirement: (a) on July 6, 2017, after self-reporting to the Iowa Department of Natural Resources, the Company received a Notice of Violation alleging that one Iowa facility location exceeded permitted emission limits. The Company responded and is actively cooperating with the Iowa Department of Natural Resources to revise the permits and resolve the notice; and (b) on March 19, 2018, the Secretaria de Estado de Meio Ambiente e Desenvolvimento Sustentável in Minas Gerais, Brazil issued a fine of approximately $105,000 at current exchange rates against John Deere Equipamentos do Brasil in connection with an oil spill that occurred after an April 2016 roadway accident involving a Company truck. An administrative defense has been filed to cancel the fine. The Company believes the reasonably possible range of losses for these and other unresolved legal actions would not have a material effect on its financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2018 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Apr 30 to May 27				22.8

May 28 to Jun 24	626	$147.52	626	22.1

Jun 25 to Jul 29	2,153	139.82	2,153	20.0

Total	2,779		2,779
(1)

During the third quarter of 2018, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under these plans was based on the end of the third quarter closing share price of $140.80 per share. At the end of the third quarter of 2018, $2,815 million of common stock remained to be purchased under the plans.

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

DEERE & COMPANY

Date:	August 30, 2018	By:	/s/ R. Kalathur
R. Kalathur Senior Vice President and Chief Financial Officer