Form 10-Q
period 2019-01-27
DEERE & CO
filed 2019-02-28
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2019

or

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

Yes           No    X

At January 27, 2019, 318,493,477 shares of common stock, $1 par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended January 27, 2019 and January 28, 2018
(In millions of dollars and shares except per share amounts) Unaudited
	2019	2018
Net Sales and Revenues
Net sales	$6,940.9	$5,973.9
Finance and interest income	814.9	722.9
Other income	227.8	216.7
Total	7,983.6	6,913.5

Costs and Expenses
Cost of sales	5,431.6	4,704.5
Research and development expenses	406.8	356.8
Selling, administrative and general expenses	763.7	705.0
Interest expense	353.0	286.3
Other operating expenses	351.3	343.0
Total	7,306.4	6,395.6

Income of Consolidated Group before Income Taxes	677.2	517.9
Provision for income taxes	184.1	1,057.5
Income (Loss) of Consolidated Group	493.1	(539.6)
Equity in income of unconsolidated affiliates	6.5	4.9
Net Income (Loss)	499.6	(534.7)
Less: Net income attributable to noncontrolling interests	1.1	.4
Net Income (Loss) Attributable to Deere & Company	$498.5	$(535.1)

Per Share Data
Basic	$1.56	$(1.66)
Diluted	$1.54	$(1.66)

Average Shares Outstanding
Basic	318.5	322.8
Diluted	322.7	322.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended January 27, 2019 and January 28, 2018
(In millions of dollars) Unaudited
	2019	2018

Net Income (Loss)	$499.6	$(534.7)

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	19.6	46.3
Cumulative translation adjustment	(161.5)	223.3
Unrealized gain (loss) on derivatives	(8.4)	5.4
Unrealized gain (loss) on debt securities	7.9	(.2)
Other Comprehensive Income (Loss), Net of Income Taxes	(142.4)	274.8

Comprehensive Income (Loss) of Consolidated Group	357.2	(259.9)
Less: Comprehensive income attributable to noncontrolling interests	1.1	.5
Comprehensive Income (Loss) Attributable to Deere & Company	$356.1	$(260.4)

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	January 27	October 28	January 28
	2019	2018	2018
Assets
Cash and cash equivalents	$3,625.7	$3,904.0	$3,915.1
Marketable securities	523.5	490.1	462.3
Receivables from unconsolidated affiliates	35.6	21.7	33.7
Trade accounts and notes receivable – net	5,497.4	5,004.3	4,684.6
Financing receivables – net	25,149.7	27,054.1	23,855.1
Financing receivables securitized – net	4,563.4	4,021.4	4,474.0
Other receivables	1,650.9	1,735.5	1,036.1
Equipment on operating leases – net	6,903.6	7,165.4	6,619.8
Inventories	7,401.9	6,148.9	6,614.2
Property and equipment – net	5,785.2	5,867.5	5,781.2
Investments in unconsolidated affiliates	211.7	207.3	194.0
Goodwill	3,047.6	3,100.7	3,111.8
Other intangible assets – net	1,507.5	1,562.4	1,659.5
Retirement benefits	1,348.2	1,298.3	580.3
Deferred income taxes	834.1	808.0	1,876.2
Other assets	1,832.2	1,718.4	1,679.6
Total Assets	$69,918.2	$70,108.0	$66,577.5

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$10,737.5	$11,061.4	$9,743.5
Short-term securitization borrowings	4,464.0	3,957.3	4,428.3
Payables to unconsolidated affiliates	144.5	128.9	118.0
Accounts payable and accrued expenses	9,086.0	10,111.0	8,489.7
Deferred income taxes	525.4	555.8	590.2
Long-term borrowings	27,855.2	27,237.4	26,421.8
Retirement benefits and other liabilities	5,758.9	5,751.0	7,507.1
Total liabilities	58,571.5	58,802.8	57,298.6

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	14.0	14.0	14.0

Stockholders’ Equity
Common stock, $1 par value (issued shares at January 27, 2019 – 536,431,204)	4,511.5	4,474.2	4,374.0
Common stock in treasury	(16,422.1)	(16,311.8)	(15,404.3)
Retained earnings	27,816.3	27,553.0	24,571.9
Accumulated other comprehensive income (loss)	(4,577.9)	(4,427.6)	(4,289.0)
Total Deere & Company stockholders’ equity	11,327.8	11,287.8	9,252.6
Noncontrolling interests	4.9	3.4	12.3
Total stockholders’ equity	11,332.7	11,291.2	9,264.9
Total Liabilities and Stockholders’ Equity	$69,918.2	$70,108.0	$66,577.5

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 27, 2019 and January 28, 2018
(In millions of dollars) Unaudited
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$499.6	$(534.7)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Provision for credit losses	2.5	2.5
Provision for depreciation and amortization	503.3	463.2
Share-based compensation expense	20.3	16.7
Gain on sales of businesses		(13.2)
Undistributed earnings of unconsolidated affiliates	(7.3)	(6.6)
Provision (credit) for deferred income taxes	(55.7)	479.7
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(507.3)	(34.9)
Inventories	(1,395.9)	(1,238.8)
Accounts payable and accrued expenses	(697.5)	(915.1)
Accrued income taxes payable/receivable	97.9	425.1
Retirement benefits	(4.3)	65.6
Other	(106.3)	(5.5)
Net cash used for operating activities	(1,650.7)	(1,296.0)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	5,496.4	5,226.1
Proceeds from maturities and sales of marketable securities	7.9	13.1
Proceeds from sales of equipment on operating leases	370.8	339.6
Proceeds from sales of businesses, net of cash sold		49.7
Cost of receivables acquired (excluding receivables related to sales)	(4,212.8)	(4,006.6)
Acquisitions of businesses, net of cash acquired		(5,129.7)
Purchases of marketable securities	(31.5)	(24.3)
Purchases of property and equipment	(297.4)	(176.3)
Cost of equipment on operating leases acquired	(361.4)	(365.7)
Other	(3.4)	(22.2)
Net cash provided by (used for) investing activities	968.6	(4,096.3)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	476.3	(535.5)
Proceeds from long-term borrowings	2,211.1	2,262.1
Payments of long-term borrowings	(1,941.3)	(1,871.2)
Proceeds from issuance of common stock	51.1	143.0
Repurchases of common stock	(143.9)	(9.7)
Dividends paid	(220.3)	(193.0)
Other	(30.2)	(26.7)
Net cash provided by (used for) financing activities	402.8	(231.0)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(12.9)	198.6

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(292.2)	(5,424.7)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	4,015.3	9,466.8
Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,723.1	$4,042.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three Months Ended January 27, 2019 and January 28, 2018
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Balance October 29, 2017	$9,560.5	$4,280.5	$(15,460.8)	$25,301.3	$(4,563.7)	$3.2	$14.0
Net income (loss)	(534.7)			(535.1)		.4
Other comprehensive income	274.8				274.7	.1
Repurchases of common stock	(9.7)		(9.7)
Treasury shares reissued	66.2		66.2
Dividends declared	(194.3)			(194.3)
Acquisitions	8.7					8.7
Stock options and other	93.4	93.5				(.1)
Balance January 28, 2018	$9,264.9	$4,374.0	$(15,404.3)	$24,571.9	$(4,289.0)	$12.3	$14.0

Balance October 28, 2018	$11,291.2	$4,474.2	$(16,311.8)	$27,553.0	$(4,427.6)	$3.4	$14.0
ASU No. 2016-01 adoption*				7.9	(7.9)
Net income	499.5			498.5		1.0	.1
Other comprehensive loss	(142.4)				(142.4)
Repurchases of common stock	(143.9)		(143.9)
Treasury shares reissued	33.6		33.6
Dividends declared	(242.7)			(242.7)			(.1)
Stock options and other	37.4	37.3		(.4)		.5
Balance January 27, 2019	$11,332.7	$4,511.5	$(16,422.1)	$27,816.3	$(4,577.9)	$4.9	$14.0
* See Note 3.

 See Condensed Notes to Interim Consolidated Financial Statements.

Condensed Notes to Interim Consolidated Financial Statements (Unaudited)

(1)  Organization and Consolidation

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal year 2019 and 2018 were January 27, 2019 and January 28, 2018, respectively. Both periods contained 13 weeks.

Variable Interest Entities

The Company consolidates certain Variable Interest Entities (VIEs) related to retail note securitizations (see Note 12).

The Company also has an interest in a joint venture that manufactures construction equipment in Brazil for local and overseas markets. The joint venture is a VIE; however, the Company is not the primary beneficiary. Therefore, the entity’s financial results are not fully consolidated in the Company’s consolidated financial statements, but are included on an equity basis. The maximum exposure to losses at January 27, 2019 and October 28, 2018 in millions of dollars follows:

	January 27, 2019	October 28, 2018
Receivables from unconsolidated affiliates	$2	$2
Loan guarantee	25	25
Total	$27	$27

(2)  Summary of Significant Accounting Policies and Cash Flow Information

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

The Company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The Company transferred inventory to equipment on operating leases of approximately $106 million and $139 million in the first three months of 2019 and 2018, respectively.

The Company also had accounts payable related to purchases of property and equipment of approximately $33 million and $27 million at January 27, 2019 and January 28, 2018, respectively.

The Company’s equipment operations held restricted cash of $10 million, $7 million, $7 million, and $6 million at January 27, 2019, October 28, 2018, January 28, 2018, and October 29, 2017, respectively. The equipment operation’s restricted cash relates to miscellaneous operational activities. The Company’s financial services operations held restricted cash of $87 million, $104 million, $120 million, and $126 million at January 27, 2019, October 28, 2018, January 28, 2018, and October 29, 2017, respectively. The financial services operations’ restricted cash primarily relates to securitization of financing receivables (see Note 12). The restricted cash is recorded in other assets in the consolidated balance sheet.

(3)  New Accounting Standards

New Accounting Standards Adopted

In the first quarter of 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The ASU was adopted using a modified retrospective approach to all incomplete contracts as of the adoption date. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A five step model is used to determine the amount and timing of revenue recognized. The ASU also requires expanded disclosures to include disaggregated revenue by geographic regions and major product lines.

The ASU required that a gross asset and liability rather than a net liability be recorded for the value of estimated service parts returns and the related refund liability. The gross asset is recorded in other assets for the inventory value of estimated parts returns and the gross liability is recorded in accounts payable and accrued expenses for the estimated dealer refund. The table below reflects the change for the estimated parts returns in the affected lines on the consolidated balance sheet in millions of dollars.

	October 28, 2018	Cumulative Effect from Adoption	October 29, 2018
Assets
Other assets	$1,718	$110	$1,828
Liabilities
Accounts payable and accrued expenses	$10,111	$110	$10,221

There were no significant changes affecting the timing of revenue recognition from the adoption. The Company’s updated revenue policies and additional disclosures are included in Note 4.

In the first quarter of 2019, the Company adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC 825-10, Financial Instruments – Overall. This ASU changed the treatment for available for sale equity investments by recognizing unrealized fair value changes directly in net income and no longer in other comprehensive income (OCI). The cumulative effect of adoption resulted in an $8 million after-tax reclassification from OCI to retained earnings.

In the first quarter of 2019, the Company adopted ASU No. 2016-18, Restricted Cash, which amends ASC 230, Statement of Cash Flows. The ASU requires that restricted cash be included with cash and cash equivalents in the statement of cash flows. The ASU was adopted using a retrospective transition approach resulting in an update to the 2018 consolidated and supplemental consolidating statement of cash flows (see Note 2). The ASU did not have a material effect on the Company’s consolidated financial statements.

In the first quarter of 2019, the Company early adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815, Derivatives and Hedging. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The adoption did not have a material effect on the Company’s consolidated financial statements (see Note 17). The Company continues to evaluate potential additional hedge accounting relationships provided by the new standard to further improve risk management.

The Company also adopted the following standards in the first quarter of 2019, none of which had a material effect on the Company’s consolidated financial statements:

Accounting Standards Updates

2016-15	Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows
2016-16	Intra-Entity Transfers of Assets Other Than Inventory, which amends ASC 740, Income Taxes
2017-01	Clarifying the Definition of a Business, which amends ASC 805, Business Combinations
2017-09	Scope of Modification Accounting, which amends ASC 718, Compensation - Stock Compensation
2018-13	Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement
2018-14	Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General
2018-16	Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which amends ASC 815, Derivatives and Hedging

New Accounting Standards to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU does not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases: Targeted Improvements. Both ASUs amend ASC 842, Leases. The provisions impacting the Company in these ASUs are an option that will not require earlier periods to be restated at the adoption date and an option for lessors, if certain criteria are met, to avoid separating the lease and nonlease components (such as preventative maintenance services) in an agreement. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors. This ASU provides an election for lessors to exclude sales and related taxes from consideration in the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. The Company is evaluating the potential effects on the consolidated financial statements and plans to adopt the ASU using the modified-retrospective approach that will not require earlier periods to be restated.

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

In March 2017, the FASB issued ASU No. 2017-08, Premium Amortization on Purchased Callable Debt Securities, which amends ASC 310-20, Receivables – Nonrefundable Fees and Other Costs. This ASU reduces the amortization period for certain callable debt securities held at a premium to the earliest call date. The treatment of securities held at a discount is unchanged. The effective date is the first quarter of fiscal year 2020. The adoption will not have a material effect on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. The ASU requires that most of the guidance related to stock compensation granted to employees be followed for non-employees, including the measurement date, valuation approach, and performance conditions. The expense is recognized in the same period as though cash were paid for the good or service. The effective date is the first quarter of fiscal year 2020, with early adoption permitted, including in interim periods. The ASU will be adopted using a modified-retrospective transition approach. The adoption will not have a material effect on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. This ASU requires customers in a hosting arrangement that is a service contract to evaluate the implementation costs of the hosting arrangement using the guidance to develop internal-use software. The project development stage determines the implementation costs that are capitalized or expensed. Capitalized implementation costs are amortized over the term of the service arrangement and are presented in the same income statement line item as the service contract costs. The effective date will be the first quarter of fiscal year 2021, with early adoption permitted. The Company will adopt the ASU on a prospective basis. The Company is evaluating the potential effects on the Company’s consolidated financial statements.

(4)  Revenue Recognition

Sales of equipment and service parts. Sales of equipment and service parts are recognized when each of the following criteria are met: (1) the Company and an independent customer approve a contract with commercial substance, (2) the sales price is determinable and collectability of the payments are probable based on the terms outlined in the contract, and (3) control of the goods has transferred to the customer. Transfer of control generally occurs for equipment and service parts when the good is delivered as specified in the contract and the risks and rewards of ownership are transferred. In the U.S. and most international locations, this transfer occurs primarily when goods are shipped. In Canada and some other international locations, certain goods are shipped to dealers on a consignment basis under which the risks and rewards of ownership are not transferred to the dealer at the time the goods are shipped. Accordingly, in these locations, sales are not recorded until a retail customer has purchased the goods. Generally, no right of return exists on sales of equipment.

In select instances, equipment is transferred to a customer or a financial institution with an obligation to repurchase the equipment for a specified amount, which is exercisable at the customer’s option. When the equipment is expected to be repurchased, those arrangements are accounted for as leases. When the operating lease criteria are met, no sale is recorded at the time of the equipment transfer and the difference between sale price and the specified repurchase amount is recognized as revenue on a straight-line basis until the customer’s option expires. When this equipment is not expected to be repurchased, a sale is recorded with a return obligation.

Under the terms of sales agreements with dealers, interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the Company. Interest charged may not be forgiven and the past due interest rates exceed market rates. Dealers cannot cancel purchases after the equipment is shipped and are responsible for payment even if the equipment is not sold to retail customers. If the interest-free or below market interest rate period exceeds one year, the Company adjusts the expected sales revenue for the effects of the time value of money using a current market interest rate. The revenue related to the financing component is recognized in finance and interest income using the interest method. The Company elected to not adjust the sales price to account for a financing component if the expected interest-free or below market period is one year or less.

Service parts and certain attachments returns are estimable and accrued at the time a sale is recognized. The estimated parts returns are recorded in other assets for the inventory value of estimated part returns, adjusted for restocking fees. The estimated dealer refund liability, adjusted for restocking fees, is recorded in accounts payable and accrued expenses. The estimated returns are based on historical return rates, current dealer inventory levels, and current economic conditions.

Sales incentives. In certain markets, the Company provides sales incentives to dealers. These incentives may be based on a dealer’s purchase volume, or on retail sales incentive programs for allowances and financing programs that will be due when the dealer sells the equipment to a retail customer. At the time of the sale to a dealer, the Company records an estimated cost of these programs as a reduction to the sales price. The estimated cost is based on historical data, field inventory levels, and retail sales volumes. The final cost of these programs is determined at the end of the measurement period for volume based incentives or when the dealer sells the equipment to a retail customer. Actual cost differences from the original cost estimate are recognized in net sales.

Product warranties. For most equipment and parts sales, the Company provides a standard warranty to provide assurance that the equipment will function as intended for a specified period. At the time a sale is recognized, the estimated future warranty costs are recorded. The Company generally determines its total warranty liability by applying historical warranty claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs with consideration of current quality developments. The Company also offers extended warranty arrangements for purchase at the customer’s option. The premiums for extended warranties are recognized in other income in the statement of consolidated income primarily in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) are recorded in accounts payable and accrued expenses in the consolidated balance sheet.

Remanufactured components and parts. The Company remanufactures used engines and components (cores) that are sold to dealers and end customers for maintenance and repair parts. Revenue for remanufactured components is recognized using the same criteria as other parts sales. When a remanufactured part is sold, the Company collects a deposit that is repaid if the customer returns a core that meets certain specifications within a defined time period. The deposit received from the customer is recognized as a liability in accounts payable and accrued expenses and the used component that is expected to be returned is recognized in other assets in the consolidated balance sheet. When a customer returns a core, the deposit is repaid, the liability reversed, and the returned core is recorded in inventory to be remanufactured and sold to another customer. If a core is not returned within the required time as estimated, the deposit is recognized as revenue in net sales, and the estimated core return is recorded as an expense in cost of sales in the statement of consolidated income.

Precision guidance, telematics, and other information enabled solutions. Certain equipment is sold with precision guidance, telematics, and other information gathering and analyzing capabilities. The solutions require hardware, software, and include an obligation to provide telematic services for a specific period of time. These solutions are generally bundled with the sale of the equipment and can also be purchased or renewed separately. The revenue related to the hardware and embedded software is generally recognized at the time of the equipment sale and recorded in net sales in the consolidated statement of income. The revenue for the future services is generally deferred and recognized over the service period. The deferred revenue is recorded as a contract liability in accounts payable and accrued expenses in the consolidated balance sheet and is recognized in other income with the associated expenses recognized in other operating expenses in the statement of consolidated income.

Allowance for credit losses. The Company also records an allowance for credit losses related to the receivables from sales (trade receivables and certain financing receivables) in selling, administrative and general expenses. The allowance represents an estimate of the losses inherent in the receivable portfolio. The allowance is based on many quantitative and qualitative factors. The adequacy of the allowance is reviewed quarterly.

Sales and transaction taxes. The Company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the Company and its customers. These taxes include sales, use, value-added, and some excise taxes. The Company elected to exclude these taxes from the determination of sales price (excluded from revenues).

Shipping and handling costs. Shipping and handling costs related to the sales of the Company’s equipment after a customer obtains control of the equipment are accrued at the time of the sale in cost of sales.

Contract costs. The Company elected to recognize the incremental costs of obtaining a contract as an expense when incurred because the asset’s amortization period would be one year or less.

In the first quarter of 2019, the Company’s revenue by primary geographical market, major product line, and timing of revenue recognition in millions of dollars follow:

	Agriculture and Turf	Construction and Forestry	Financial Services	Total
Primary geographical markets:
United States	$2,628	$1,163	$575	$4,366
Canada	172	248	157	577
Western Europe	848	337	20	1,205
Central Europe and CIS	148	171	9	328
Latin America	548	150	64	762
Asia, Africa, Australia, New Zealand, and Middle East	453	263	30	746
Total	$4,797	$2,332	$855	$7,984

Major product lines:
Large Agriculture	$2,167			$2,167
Small Agriculture	1,808			1,808
Turf	506			506
Construction		$1,009		1,009
Compact Construction		265		265
Road Building		598		598
Forestry		352		352
Financial Products	20	6	$855	881
Other	296	102		398
Total	$4,797	$2,332	$855	$7,984

Timing of revenue recognition:
Revenue recognized at a point in time	$4,755	$2,313		$7,068
Revenue recognized over time	42	19	$855	916
Total	$4,797	$2,332	$855	$7,984

Following is a description of the Company’s major product lines:

Large Agriculture – Includes net sales of tractors with more than approximately 200 horsepower and associated attachments, combines, cotton pickers, cotton strippers, self-propelled forage harvesters and related attachments, and sugarcane harvesters, harvesting front-end equipment, sugarcane loaders and pull behind scrapers, tillage, seeding, and application equipment, including sprayers, nutrient management and soil preparation machinery, and related service parts.

Small Agriculture – Includes net sales of medium and utility tractors with less than approximately 200 horsepower, hay and forage equipment, balers, mowers, and related service parts.

Turf – Includes net sales of turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements, other outdoor power products, and related service parts.

Construction – Includes net sales of a broad range of machines used in construction, earthmoving, and material handling, including backhoe loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, motor graders, articulated dump trucks, related attachments, and related service parts.

Compact Construction – Includes net sales of smaller construction equipment, including compact excavators, compact track loaders, compact wheel loaders, skid steers, landscape loaders, related attachments, and related service parts.

Road Building – Includes net sales of equipment used in road building and renovation, including milling machines, recyclers, slipform pavers, surface miners, asphalt pavers, compactors, tandem and static rollers mobile crushers and screens, mobile and stationary asphalt plants, related attachments, and related service parts.

Forestry – Includes net sales of equipment used in timber harvesting, including log skidders, feller bunchers, log loaders, log forwarders, log harvesters, and related logging attachments, and related service parts.

Financial Products – Includes finance and interest income primarily from retail notes related to sales of John Deere equipment to end customers, wholesale financing to dealers of John Deere equipment, and revolving charge accounts; lease income from retail leases of John Deere equipment; and revenue from extended warranties.

Other – Includes sales of certain components to other equipment manufacturers, revenue earned over time from precision guidance, telematics, and other information enabled solutions, revenue from service performed at Company owned dealerships and service centers, gains on disposition of property and businesses, trademark licensing revenue, and other miscellaneous revenue items.

The Company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These items are primarily for premiums for extended warranties, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in accounts payable and accrued expenses in the consolidated balance sheet. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 15, was $956 million and $915 million at January 27, 2019 and October 28, 2018, respectively. The contract liability is reduced as the revenue is recognized. During the three months ended January 27, 2019, $156 million of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of 2019.

The Company entered into contracts with customers to deliver equipment and services that have not been recognized at January 27, 2019 because the equipment or services have not been provided. These contracts primarily relate to extended warranty and certain precision guidance and telematic services. The amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $759 million at January 27, 2019. The estimated revenue to be recognized by fiscal year follows in millions of dollars: remainder of 2019 - $240, 2020 - $223, 2021 - $145, 2022 - $84, 2023 - $45, and later years - $22. As permitted, the Company elected only to disclose unsatisfied performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are generally for sales to dealers and end customers for equipment, service parts, repair services, and certain telematics services.

(5)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Debt Securities	Income (Loss)
Balance October 29, 2017	$(3,580)	$(999)	$5	$10	$(4,564)
Other comprehensive income (loss) items before reclassification	5	224	5		234
Amounts reclassified from accumulated other comprehensive income	41				41
Net current period other comprehensive income (loss)	46	224	5		275
Balance January 28, 2018	$(3,534)	$(775)	$10	$10	$(4,289)

Balance October 28, 2018	$(3,237)	$(1,204)	$15	$(2)	$(4,428)
ASU No. 2016-01 adoption*				(8)	(8)
Other comprehensive income (loss) items before reclassification	1	(161)	(7)	8	(159)
Amounts reclassified from accumulated other comprehensive income	19		(2)		17
Net current period other comprehensive income (loss)	20	(161)	(9)	8	(142)
Balance January 27, 2019	$(3,217)	$(1,365)	$6	$(2)	$(4,578)
* See Note 3.

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 27, 2019	Amount	Credit	Amount
Cumulative translation adjustment	$(161)		$(161)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(9)	$2	(7)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(2)		(2)
Net unrealized gain (loss) on derivatives	(11)	2	(9)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	10	(2)	8
Net unrealized gain (loss) on debt securities	10	(2)	8
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	1		1
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	35	(8)	27
Prior service (credit) cost	3	(1)	2
OPEB
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	5	(1)	4
Prior service (credit) cost	(18)	4	(14)
Net unrealized gain (loss) on retirement benefits adjustment	26	(6)	20
Total other comprehensive income (loss)	$(136)	$(6)	$(142)

* These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 28, 2018	Amount	Credit	Amount
Cumulative translation adjustment	$225	$(1)	$224
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	8	(3)	5
Net unrealized gain (loss) on derivatives	8	(3)	5
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	7	(2)	5
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	61	(20)	41
Prior service (credit) cost	3	(1)	2
OPEB
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	16	(5)	11
Prior service (credit) cost	(19)	6	(13)
Net unrealized gain (loss) on retirement benefits adjustment	68	(22)	46
Total other comprehensive income (loss)	$301	$(26)	$275

* These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

In the first quarter of 2019 and 2018, the noncontrolling interests’ comprehensive income was $1.1 million and $.5 million, respectively, which consisted of net income of $1.1 million and $.4 million and cumulative translation adjustments of none and $.1 million, respectively.

(6)  Dividends Declared and Paid

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended
	January 27	January 28
	2019	2018
Dividends declared	$.76	$.60
Dividends paid	$.69	$.60

(7)  Earnings Per Share

A  reconciliation of basic and diluted net income (loss) per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended
	January 27	January 28
	2019	2018
Net income (loss) attributable to Deere & Company	$498.5	$(535.1)
Less income allocable to participating securities	.1
Income (loss) allocable to common stock	$498.4	$(535.1)
Average shares outstanding	318.5	322.8
Basic per share	$1.56	$(1.66)

Average shares outstanding	318.5	322.8
Effect of dilutive share-based compensation	4.2
Total potential shares outstanding	322.7	322.8
Diluted per share	$1.54	$(1.66)

During the first quarter of 2019 and 2018, .6 million shares and 5.3 million shares, respectively, were excluded from the computation because the incremental shares would have been antidilutive.

(8)  Pension and Other Postretirement Benefits

The Company has several defined benefit pension plans and postretirement benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended
	January 27	January 28
	2019	2018
Service cost	$66	$72
Interest cost	111	98
Expected return on plan assets	(200)	(194)
Amortization of actuarial loss	35	61
Amortization of prior service cost	3	3
Net cost	$15	$40

The worldwide components of net periodic OPEB cost consisted of the following in millions of dollars:

	Three Months Ended
	January 27	January 28
	2019	2018
Service cost	$10	$11
Interest cost	54	48
Expected return on plan assets	(9)	(5)
Amortization of actuarial loss	5	16
Amortization of prior service credit	(18)	(19)
Net cost	$42	$51

The components of net periodic pension and OPEB costs excluding the service cost component are included in the line item other operating expenses in the statement of consolidated income.

During the first three months of 2019, the Company contributed approximately $17 million to its pension plans and $36 million to its OPEB plans. The Company presently anticipates contributing an additional $52 million to its pension plans and $105 million to its OPEB plans during the remainder of fiscal year 2019. These contributions primarily include direct benefit payments from Company funds.

(9)  Income Taxes

In 2019, the Company is subject to additional provisions of the U.S. tax reform legislation enacted in December 2017 (tax reform). Tax reform reduced the corporate income tax rate and transitioned from a worldwide corporate tax system to a modified territorial corporate tax system. The Company’s 2019 U.S. corporate income tax rate is 21 percent and was approximately 23.3 percent for 2018. The provisions of tax reform affecting the Company in 2019 include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion and anti-abuse tax benefits (BEAT) for certain payments between a U.S. corporation and foreign subsidiaries, a limitation on the deductibility of certain executive compensation, a deduction for foreign derived intangible income (FDII), and interest expense limitations. Based on the current interpretations of tax reform legislation and related regulations, along with the Company’s 2019 forecasts, the Company does not expect the combined effect of these provisions to be significant for the 2019 provision for income taxes.

In the first quarter of 2018, the Company recorded a discrete tax expense related to the remeasurement of the Company’s net deferred tax assets to the new corporate income tax rate of $715 million and the deemed earnings repatriation tax (repatriation tax) of $262 million. The full year 2018 discrete tax expense for the remeasurement of the net deferred tax assets was $414 million and the repatriation tax was $290 million. The full year repatriation tax included an accrual of approximately $63 million for foreign withholding taxes on earnings of subsidiaries outside the U.S. that were previously expected to be indefinitely reinvested. The final repatriation tax amount will be determined later in 2019 based on completing the 2018 income tax filings and the interpretation of recently issued regulations. Based on current law, the Company expects to pay the repatriation tax in 2019 with an expected U.S. income tax overpayment.

The Company’s unrecognized tax benefits at January 27, 2019 were $290 million, compared to $279 million at October 28, 2018. The liability at January 27, 2019, October 28, 2018, and January 28, 2018 consisted of approximately $143 million, $128 million, and $149 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(10)  Segment Reporting

Worldwide net sales and revenues, operating profit, and identifiable assets by segment in millions of dollars follow:

	Three Months Ended
	January 27	January 28%
	2019	2018	Change
Net sales and revenues:
Agriculture and turf	$4,681	$4,243	+10
Construction and forestry	2,260	1,731	+31
Total net sales	6,941	5,974	+16
Financial services	855	776	+10
Other revenues	188	163	+15
Total net sales and revenues	$7,984	$6,913	+15
Operating profit: *
Agriculture and turf	$348	$387	-10
Construction and forestry	229	32	+616
Financial services	192	217	-12
Total operating profit	769	636	+21
Reconciling items **	(87)	(113)	-23
Income taxes	(184)	(1,058)	-83
Net income (loss) attributable to Deere & Company	$498	$(535)

Intersegment sales and revenues:
Agriculture and turf net sales	$9	$9
Construction and forestry net sales	1
Financial services	72	63	+14

Equipment operations outside the U.S. and Canada:
Net sales	$2,818	$2,509	+12
Operating profit	176	146	+21

	January 27	October 28
	2019	2018
Identifiable assets:
Agriculture and turf	$11,060	$10,161	+9
Construction and forestry	10,003	9,855	+2
Financial services	44,630	45,720	-2
Corporate	4,225	4,372	-3
Total assets	$69,918	$70,108

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

(11)  Financing Receivables

Past due balances of financing receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing financing receivables represent loans for which the Company has ceased accruing finance income. Beginning in the first quarter of 2019, the Company ceased accruing finance income when these receivables are generally 90 days delinquent. Previously, finance income ceased accruing when the receivables were 120 days delinquent. This change in estimate was made on a prospective basis and did not have a significant effect on the Company’s consolidated financial statements. Management’s methodology to determine the collectability of delinquent accounts was not affected by the change.

Generally, when receivables are 120 days delinquent the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Finance income for non-performing receivables is recognized on a cash basis. Accrual of finance income is generally resumed when the receivable becomes contractually current and collections are reasonably assured.

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	January 27, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$162	$63	$1	$226
Construction and forestry	102	47	1	150
Other:
Agriculture and turf	65	23	1	89
Construction and forestry	16	8		24
Total	$345	$141	$3	$489

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$226	$296	$17,408	$17,930
Construction and forestry	150	107	3,092	3,349
Other:
Agriculture and turf	89	28	7,213	7,330
Construction and forestry	24	10	1,247	1,281
Total	$489	$441	$28,960	29,890
Less allowance for credit losses				177
Total financing receivables – net				$29,713

	October 28, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$133	$74	$63	$270
Construction and forestry	79	45	52	176
Other:
Agriculture and turf	36	16	8	60
Construction and forestry	18	5	3	26
Total	$266	$140	$126	$532

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$270	$201	$17,836	$18,307
Construction and forestry	176	40	3,101	3,317
Other:
Agriculture and turf	60	15	8,274	8,349
Construction and forestry	26	3	1,252	1,281
Total	$532	$259	$30,463	31,254
Less allowance for credit losses				178
Total financing receivables – net				$31,076

	January 28, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$149	$49	$59	$257
Construction and forestry	78	38	39	155
Other:
Agriculture and turf	51	20	6	77
Construction and forestry	9	5	2	16
Total	$287	$112	$106	$505

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$257	$185	$17,287	$17,729
Construction and forestry	155	36	2,869	3,060
Other:
Agriculture and turf	77	13	6,481	6,571
Construction and forestry	16	4	1,139	1,159
Total	$505	$238	$27,776	28,519
Less allowance for credit losses				190
Total financing receivables – net				$28,329

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended January 27, 2019
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$113	$43	$22	$178
Provision (credit)	6	(1)	2	7
Write-offs	(11)	(4)	(1)	(16)
Recoveries	4	5		9
Translation adjustments	(1)			(1)
End of period balance *	$111	$43	$23	$177

Financing receivables:
End of period balance	$21,279	$2,737	$5,874	$29,890
Balance individually evaluated **	$118	$2	$13	$133

	Three Months Ended January 28, 2018
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$121	$40	$26	$187
Provision			2	2
Write-offs	(7)	(5)	(1)	(13)
Recoveries	6	5		11
Translation adjustments	3			3
End of period balance *	$123	$40	$27	$190

Financing receivables:
End of period balance	$20,789	$2,652	$5,078	$28,519
Balance individually evaluated **	$101	$2	$16	$119

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
January 27, 2019*
Receivables with specific allowance **	$30	$30	$12	$30
Receivables without a specific allowance **	36	34		36
Total	$66	$64	$12	$66
Agriculture and turf	$49	$48	$9	$49
Construction and forestry	$17	$16	$3	$17

October 28, 2018*
Receivables with specific allowance **	$28	$27	$10	$30
Receivables without a specific allowance **	37	35		41
Total	$65	$62	$10	$71
Agriculture and turf	$50	$48	$9	$54
Construction and forestry	$15	$14	$1	$17

January 28, 2018*
Receivables with specific allowance ***	$30	$28	$9	$32
Receivables without a specific allowance ***	34	33		31
Total	$64	$61	$9	$63
Agriculture and turf	$47	$45	$9	$47
Construction and forestry	$17	$16		$16

*   Finance income recognized was not material.

**  Primarily retail notes.

***   Primarily retail notes and wholesale receivables.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first three months of 2019, the Company identified 70 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $2 million pre-modification and $2 million post-modification. During the first three months of 2018, there were 102 financing receivable contracts, primarily retail notes, identified as troubled debt restructurings with aggregate balances of $6 million pre-modification and $5 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At January 27, 2019, the Company had commitments to lend approximately $13 million to borrowers whose accounts were modified in troubled debt restructurings.

(12)  Securitization of Financing Receivables

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

In these securitizations, the retail notes are transferred to certain SPEs or to non-VIE banking operations, which in turn issue debt to investors. The debt securities issued to the third party investors resulted in secured borrowings, which are recorded as “Short-term securitization borrowings” on the balance sheet. The securitized retail notes are recorded as “Financing receivables securitized – net” on the balance sheet. The total restricted assets on the consolidated balance sheet related to these securitizations include the financing receivables securitized less an allowance for credit losses, and other assets primarily representing restricted cash. Restricted cash results from contractual requirements in securitized borrowing arrangements and serves as a credit enhancement. The restricted cash is used to satisfy payment deficiencies, if any, in the required payments on secured borrowings. The balance of restricted cash is contractually stipulated and is either a fixed amount as determined by the initial balance of the financing receivables securitized or a fixed percentage of the outstanding balance of the securitized financing receivables. The restriction is removed either after all secured borrowing payments are made or proportionally as these receivables are collected and borrowing obligations reduced. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,137 million, $2,593 million, and $2,128 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,092 million, $2,520 million, and $2,092 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $790 million, $504 million, and $809 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $743 million, $475 million, and $774 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,745 million, $1,033 million, and $1,653 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,632 million, $965 million, and $1,565 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

January 27, 2019
Carrying value of liabilities	$1,632
Maximum exposure to loss	1,745

The total assets of unconsolidated VIEs related to securitizations were approximately $38 billion at January 27, 2019.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	January 27	October 28	January 28
	2019	2018	2018
Financing receivables securitized (retail notes)	$4,573	$4,032	$4,487
Allowance for credit losses	(10)	(10)	(13)
Other assets	109	108	116
Total restricted securitized assets	$4,672	$4,130	$4,590

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	January 27	October 28	January 28
	2019	2018	2018
Short-term securitization borrowings	$4,464	$3,957	$4,428
Accrued interest on borrowings	3	3	3
Total liabilities related to restricted securitized assets	$4,467	$3,960	$4,431

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At January 27, 2019, the maximum remaining term of all securitized retail notes was approximately seven years.

(13)  Inventories

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 27	October 28	January 28
	2019	2018	2018
Raw materials and supplies	$2,506	$2,233	$2,191
Work-in-process	1,026	776	924
Finished goods and parts	5,693	4,777	4,980
Total FIFO value	9,225	7,786	8,095
Less adjustment to LIFO value	1,823	1,637	1,481
Inventories	$7,402	$6,149	$6,614

(14)  Goodwill and Other Intangible Assets-Net

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Goodwill at October 29, 2017	$521	$512	$1,033
Acquisitions		2,062	2,062
Divestitures		(10)	(10)
Translation adjustments	9	18	27
Goodwill at January 28, 2018	$530	$2,582	$3,112

Goodwill at October 28, 2018	$583	$2,518	$3,101
Translation adjustments and other	2	(55)	(53)
Goodwill at January 27, 2019	$585	$2,463	$3,048

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	January 27	October 28	January 28
	(Years)	2019	2018	2018
Amortized intangible assets:
Customer lists and relationships	16	$538	$542	$587
Technology, patents, trademarks, and other	18	1,054	1,080	1,050
Total at cost		1,592	1,622	1,637
Less accumulated amortization **		207	183	100
Total		1,385	1,439	1,537
Unamortized intangible assets:
In-process research and development		123	123	123
Other intangible assets – net		$1,508	$1,562	$1,660

*  Weighted-averages

** Accumulated amortization at January 27, 2019, October 28, 2018, and January 28, 2018 for customer lists and relationships totaled $54 million, $46 million, and $21 million and technology, patents, trademarks, and other totaled $153 million, $137 million, and $79 million, respectively.

The amortization of other intangible assets in the first quarter of 2019 and 2018 was $27 million and $13 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2019 – $108, 2020 – $102, 2021 – $99, 2022 – $99, and 2023 – $96.

(15)  Commitments and Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $514 million and $471 million at January 27, 2019 and January 28, 2018, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended
	January 27	January 28
	2019	2018
Beginning of period balance	$1,652	$1,468
Payments	(228)	(216)
Amortization of premiums received	(54)	(56)
Accruals for warranties	253	193
Premiums received	65	61
Acquisitions		80
Foreign exchange	(1)	20
End of period balance	$1,687	$1,550

At January 27, 2019, the Company had approximately $336 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere and Wirtgen equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At January 27, 2019, the Company had accrued losses of approximately $14 million under these agreements. The maximum remaining term of the receivables guaranteed at January 27, 2019 was approximately seven years.

At January 27, 2019, the Company had commitments of approximately $377 million for the construction and acquisition of property and equipment. Also, at January 27, 2019, the Company had restricted assets of $94 million, primarily as collateral for borrowings and restricted other assets. See Note 12 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $165 million at January 27, 2019. The accrued liability for these contingencies was approximately $15 million at January 27, 2019.

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

(16)  Fair Value Measurements

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

The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	January 27, 2019		October 28, 2018		January 28, 2018
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables – net:
Equipment operations	$102	$99	$93	$91	$52	$51
Financial services	25,048	24,900	26,961	26,722	23,803	23,597
Total	$25,150	$24,999	$27,054	$26,813	$23,855	$23,648

Financing receivables securitized – net:
Equipment operations	$67	$65	$76	$73	$125	$125
Financial services	4,496	4,454	3,946	3,895	4,349	4,303
Total	$4,563	$4,519	$4,022	$3,968	$4,474	$4,428

Short-term securitization borrowings:
Equipment operations	$67	$67	$75	$75	$126	$126
Financial services	4,397	4,391	3,882	3,870	4,302	4,293
Total	$4,464	$4,458	$3,957	$3,945	$4,428	$4,419

Long-term borrowings due within one year:
Equipment operations	$928	$937	$970	$979	$289	$289
Financial services	5,198	5,186	5,427	5,411	6,124	6,127
Total	$6,126	$6,123	$6,397	$6,390	$6,413	$6,416

Long-term borrowings:
Equipment operations	$4,712	$4,989	$4,714	$4,948	$5,573	$6,076
Financial services	23,143	23,217	22,523	22,590	20,849	21,023
Total	$27,855	$28,206	$27,237	$27,538	$26,422	$27,099

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow:

	January 27	October 28	January 28
	2019*	2018*	2018*
Marketable securities
Equity fund ****	$51	$46	$52
Fixed income fund			14
U.S. government debt securities	120	111	75
Municipal debt securities	51	46	41
Corporate debt securities	141	140	137
International debt securities	15	10	18
Mortgage-backed securities **	146	137	125
Total marketable securities	524	490	462
Other assets
Derivatives:
Interest rate contracts	76	80	94
Foreign exchange contracts	59	83	31
Cross-currency interest rate contracts	3	5	8
Total assets ***	$662	$658	$595
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	$232	$350	$248
Foreign exchange contracts	64	49	124
Cross-currency interest rate contracts	2		2
Total liabilities	$298	$399	$374

*  All measurements above were Level 2 measurements except for Level 1 measurements of the equity fund of $51 million, $46 million, and $52 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively; the fixed income fund of $14 million at January 28, 2018; and U.S. government debt securities of $44 million, $44 million, and $43 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively. In addition, $6 million, $8 million, and $15 million of the international debt securities were Level 3 measurements at January 27, 2019, October 28, 2018, and January 28, 2018, respectively.

** Primarily issued by U.S. government sponsored enterprises.

***  Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds and time deposits.

****Beginning in the first quarter of fiscal year 2019, unrealized fair value changes are recognized directly in net income (see Note 3).

The contractual maturities of debt securities at January 27, 2019 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$32	$32
Due after one through five years	112	111
Due after five through 10 years	101	101
Due after 10 years	84	83
Mortgage-backed securities	150	146
Debt securities	$479	$473

Fair value, recurring Level 3 measurements from available-for-sale marketable securities in millions of dollars follow:

	Three Months Ended
	January 27	January 28
	2019	2018
Beginning of period balance	$8	$17
Principal payments	(3)	(2)
Other	1
End of period balance	$6	$15

There were no fair value, nonrecurring measurements from impairments in the reported periods. Financing receivables with specific allowances are shown in Note 11. Losses were not significant.

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

(17)  Derivative Instruments

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

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 27, 2019,  October 28, 2018, and January 28, 2018 were $2,800 million, $3,050 million, and $1,500 million, respectively. The total notional amount of the cross-currency interest rate contracts at January 28, 2018 was $22 million. Fair value gains or losses on these cash flow hedges were recorded in OCI and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of gain recorded in OCI at January 27, 2019 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $7 million after-tax. These contracts mature in up to 23 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at January 27, 2019,  October 28, 2018, and January 28, 2018 were $8,622 million, $8,479 million, and $9,110 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships in millions of dollars follow:

		Cumulative Increase (Decrease) of Fair
		Value Hedging Adjustments Included in
		the Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
January 27, 2019	Hedged Item	Relationships	Relationships	Total
Long-term borrowings due within one year*	$192	$1	$(4)	$(3)
Long-term borrowings	8,177	(179)	(41)	(220)

* Presented in short-term borrowings

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings, purchases or sales of inventory, and below market retail financing programs. The total notional amounts of these interest rate swaps at January 27, 2019,  October 28, 2018, and January 28, 2018 were $8,225 million, $8,075 million, and $7,225 million, the foreign exchange contracts were $6,500 million, $6,842 million, and $6,394 million, and the cross-currency interest rate contracts were $87 million, $81 million, and $85 million, respectively. The increase in the total notional amount of interest rate swaps from January 28, 2018 primarily relates to the equipment operations’ economic hedge of announced retail financing programs. At January 27, 2019,  October 28, 2018, and January 28, 2018, there were also $32 million, $66 million, and $178 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	January 27	October 28	January 28
Other Assets	2019	2018	2018
Designated as hedging instruments:
Interest rate contracts	$47	$29	$39
Cross-currency interest rate contracts			4
Total designated	47	29	43

Not designated as hedging instruments:
Interest rate contracts	29	51	55
Foreign exchange contracts	59	83	31
Cross-currency interest rate contracts	3	5	4
Total not designated	91	139	90

Total derivative assets	$138	$168	$133

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$205	$321	$223
Total designated	205	321	223

Not designated as hedging instruments:
Interest rate contracts	27	29	25
Foreign exchange contracts	64	49	124
Cross-currency interest rate contracts	2		2
Total not designated	93	78	151

Total derivative liabilities	$298	$399	$374

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Three Months Ended
	January 27	January 28
	2019	2018
Fair Value Hedges:
Interest rate contracts - Interest expense	$133	$(136)

Cash Flow Hedges:
Recognized in OCI
Interest rate contracts - OCI (pretax) *	(9)	8

Reclassified from OCI
Interest rate contracts - Interest expense *	2

Not Designated as Hedges:
Interest rate contracts - Net sales	$(10)
Interest rate contracts - Interest expense *	(8)	$5
Foreign exchange contracts - Cost of sales	(5)	(48)
Foreign exchange contracts - Other operating *	20	(216)
Total not designated	$(3)	$(259)

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at January 27, 2019,  October 28, 2018, and January 28, 2018, was $233 million, $350 million, and $250 million, respectively. In accordance with the limits established in these agreements, the Company posted $8 million and $59 million in cash collateral at January 27, 2019 and October 28, 2018, respectively. No cash collateral was posted at January 28, 2018.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting	Collateral
January 27, 2019	Recognized	Arrangements	Paid	Net Amount
Assets	$138	$(75)		$63
Liabilities	298	(75)	$(8)	215

	Gross Amounts	Netting	Collateral
October 28, 2018	Recognized	Arrangements	Paid	Net Amount
Assets	$168	$(65)		$103
Liabilities	399	(65)	$(59)	275

	Gross Amounts	Netting	Collateral
January 28, 2018	Recognized	Arrangements	Paid	Net Amount
Assets	$133	$(70)		$63
Liabilities	374	(70)		304

(18)  Stock Option and Restricted Stock Awards

In December 2018, the Company granted stock options to employees for the purchase of 402 thousand shares of common stock at an exercise price of $148.14 per share and a binomial lattice model fair value of $46.96 per share at the grant date. At January 27, 2019, options for 8.6 million shares were outstanding with a weighted-average exercise price of $90.57 per share. The Company also granted 401 thousand restricted stock units to employees in the first three months of 2019, of which 316 thousand are subject to service based only conditions and 85 thousand are subject to performance/service based conditions. The fair value of the service based only units at the grant date was $148.14 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $139.37 per unit based on the market price of a share of underlying common stock excluding dividends. At January 27, 2019, the Company was authorized to grant an additional 8.3 million shares related to stock option and restricted stock awards.

(19)  Acquisitions

In September 2018, the Company acquired PLA, a privately held manufacturer of sprayers, planters, and specialty products for agriculture. PLA is based in Argentina, with manufacturing facilities in Las Rosas, Argentina and Canoas, Brazil. The total cash purchase price before the final adjustment, net of cash acquired of $1 million, was $74 million with $4 million retained by the Company as escrow to secure indemnity obligations. In addition to the cash purchase price, the Company assumed $30 million of liabilities. The preliminary asset and liability fair values at the acquisition date in millions of dollars follow:

September 2018
Trade accounts and notes receivable	$3
Other receivables	14
Inventories	19
Property and equipment	1
Goodwill	46
Other intangible assets	20
Other assets	1
Total assets	$104

Short-term borrowings	$8
Accounts payable and accrued expenses	18
Deferred income taxes	4
Total liabilities	$30

The identifiable intangible assets were primarily related to technology, trademarks, and customer relationships, which have a weighted-average amortization period of five years.

The goodwill was the result of future cash flows and related fair values of the entity exceeding the fair value of the identified assets and liabilities, and is not expected to be deducted for tax purposes. The results of PLA were included in the Company’s consolidated financial statements in the agriculture and turf segment since the date of acquisition. The pro forma results of operations as if the acquisition had occurred at the beginning of the prior fiscal year would not differ significantly from the reported results.

(20) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended January 27, 2019 and January 28, 2018
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2019	2018	2019	2018
Net Sales and Revenues
Net sales	$6,940.9	$5,973.9
Finance and interest income	23.4	11.5	$866.2	$777.0
Other income	214.9	196.5	60.4	62.7
Total	7,179.2	6,181.9	926.6	839.7

Costs and Expenses
Cost of sales	5,432.1	4,705.0
Research and development expenses	406.8	356.8
Selling, administrative and general expenses	644.5	590.5	121.3	116.2
Interest expense	71.5	96.0	287.1	194.1
Interest compensation to Financial Services	69.0	61.7
Other operating expenses	71.4	72.2	324.9	311.2
Total	6,695.3	5,882.2	733.3	621.5

Income of Consolidated Group before Income Taxes	483.9	299.7	193.3	218.2
Provision (credit) for income taxes	144.1	1,263.8	40.0	(206.3)
Income (Loss) of Consolidated Group	339.8	(964.1)	153.3	424.5

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	153.9	425.3	.6	.8
Other	5.9	4.1
Total	159.8	429.4	.6	.8
Net Income (Loss)	499.6	(534.7)	153.9	425.3
Less: Net income attributable to noncontrolling interests	1.1	.4
Net Income (Loss) Attributable to Deere & Company	$498.5	$(535.1)	$153.9	$425.3

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	January 27	October 28	January 28	January 27	October 28	January 28
	2019	2018	2018	2019	2018	2018
Assets
Cash and cash equivalents	$2,670.4	$3,194.8	$2,617.1	$955.3	$709.2	$1,298.0
Marketable securities	8.7	8.2	17.6	514.8	481.9	444.7
Receivables from unconsolidated subsidiaries and affiliates	273.7	1,700.4	667.7
Trade accounts and notes receivable – net	1,177.4	1,373.7	1,051.3	5,746.4	4,906.4	4,907.1
Financing receivables – net	101.5	93.1	51.6	25,048.2	26,961.0	23,803.5
Financing receivables securitized – net	67.6	76.1	124.9	4,495.8	3,945.3	4,349.1
Other receivables	1,485.0	1,009.7	885.7	183.7	775.7	156.4
Equipment on operating leases – net				6,903.6	7,165.4	6,619.8
Inventories	7,401.9	6,148.9	6,614.2
Property and equipment – net	5,739.4	5,820.6	5,733.0	45.8	46.9	48.2
Investments in unconsolidated subsidiaries and affiliates	5,175.1	5,231.2	5,285.8	15.7	15.2	15.5
Goodwill	3,047.6	3,100.7	3,111.8
Other intangible assets – net	1,507.5	1,562.4	1,659.5
Retirement benefits	1,291.0	1,241.5	580.2	57.2	56.8	16.2
Deferred income taxes	1,507.1	1,502.6	2,248.7	70.3	69.4	80.1
Other assets	1,240.5	1,132.8	1,118.2	593.0	587.1	563.1
Total Assets	$32,694.4	$33,196.7	$31,767.3	$44,629.8	$45,720.3	$42,301.7

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$1,494.0	$1,434.0	$858.2	$9,243.5	$9,627.4	$8,885.3
Short-term securitization borrowings	66.9	75.6	125.8	4,397.1	3,881.7	4,302.5
Payables to unconsolidated subsidiaries and affiliates	227.8	128.9	118.0	154.8	1,678.7	634.0
Accounts payable and accrued expenses	8,710.9	9,382.5	7,894.3	1,820.6	2,055.7	1,876.9
Deferred income taxes	470.2	496.8	491.2	798.5	823.0	551.6
Long-term borrowings	4,712.4	4,713.9	5,572.5	23,142.8	22,523.5	20,849.3
Retirement benefits and other liabilities	5,665.5	5,659.8	7,428.4	93.4	91.2	94.8
Total liabilities	21,347.7	21,891.5	22,488.4	39,650.7	40,681.2	37,194.4

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	14.0	14.0	14.0

Stockholders’ Equity
Common stock, $1 par value (issued shares at January 27, 2019 – 536,431,204)	4,511.5	4,474.2	4,374.0	2,099.5	2,099.5	2,099.1
Common stock in treasury	(16,422.1)	(16,311.8)	(15,404.3)
Retained earnings	27,816.3	27,553.0	24,571.9	3,219.0	3,257.2	3,169.0
Accumulated other comprehensive income (loss)	(4,577.9)	(4,427.6)	(4,289.0)	(339.4)	(317.6)	(160.8)
Total Deere & Company stockholders' equity	11,327.8	11,287.8	9,252.6	4,979.1	5,039.1	5,107.3
Noncontrolling interests	4.9	3.4	12.3
Total stockholders’ equity	11,332.7	11,291.2	9,264.9	4,979.1	5,039.1	5,107.3
Total Liabilities and Stockholders’ Equity	$32,694.4	$33,196.7	$31,767.3	$44,629.8	$45,720.3	$42,301.7

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Three Months Ended January 27, 2019 and January 28, 2018
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2019	2018	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$499.6	$(534.7)	$153.9	$425.3
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	(.7)	.8	3.2	1.7
Provision for depreciation and amortization	259.8	232.4	276.3	261.6
Gain on sales of businesses		(13.2)
Undistributed earnings of unconsolidated subsidiaries and affiliates	39.4	(392.9)	(.6)	(.8)
Provision (credit) for deferred income taxes	(30.7)	786.4	(25.0)	(306.7)
Changes in assets and liabilities:
Trade receivables and Equipment Operations' financing receivables	185.5	295.1
Inventories	(1,289.7)	(1,099.7)
Accounts payable and accrued expenses	(535.0)	(735.7)	(12.0)	8.9
Accrued income taxes payable/receivable	(428.6)	453.1	526.5	(28.0)
Retirement benefits	(6.4)	63.2	2.1	2.4
Other	(127.0)	(36.6)	47.3	65.9
Net cash provided by (used for) operating activities	(1,433.8)	(981.8)	971.7	430.3

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			5,885.4	5,601.4
Proceeds from maturities and sales of marketable securities	3.1	2.7	4.8	10.4
Proceeds from sales of equipment on operating leases			370.8	339.6
Proceeds from sales of businesses, net of cash sold		49.7
Cost of receivables acquired (excluding trade and wholesale)			(4,447.7)	(4,368.5)
Acquisitions of businesses, net of cash acquired		(5,129.7)
Purchases of marketable securities	(2.1)		(29.4)	(24.3)
Purchases of property and equipment	(297.2)	(176.0)	(.2)	(.3)
Cost of equipment on operating leases acquired			(505.0)	(553.8)
Increase in trade and wholesale receivables			(1,021.1)	(601.9)
Other	(6.6)	57.6	25.3	(9.5)
Net cash provided by (used for) investing activities	(302.8)	(5,195.7)	282.9	393.1

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	88.4	132.9	387.9	(668.4)
Change in intercompany receivables/payables	1,526.1	388.1	(1,526.1)	(388.1)
Proceeds from long-term borrowings	91.5	77.8	2,119.6	2,184.3
Payments of long-term borrowings	(142.1)	(68.0)	(1,799.2)	(1,803.2)
Proceeds from issuance of common stock	51.1	143.0
Repurchases of common stock	(143.9)	(9.7)
Dividends paid	(220.3)	(193.0)	(200.0)	(38.2)
Other	(23.4)	(17.5)	(6.9)	(9.2)
Net cash provided by (used for) financing activities	1,227.4	453.6	(1,024.7)	(722.8)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(11.8)	173.7	(1.1)	24.9

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(521.0)	(5,550.2)	228.8	125.5
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,201.8	8,174.4	813.5	1,292.4
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,680.8	$2,624.2	$1,042.3	$1,417.9

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to be about the same to 5 percent higher, compared to 2018. Industry sales in the European Union (EU)28 member nations are forecast to be about the same in 2019. In South America, industry sales of tractors and combines are projected to be about the same to 5 percent higher from 2018 levels. Asian sales are forecast to be about the same or decrease slightly in 2019. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher for 2019. The Company’s agriculture and turf segment sales increased 10 percent in the first quarter and are forecast to increase about 4 percent for fiscal year 2019. Construction equipment markets reflect generally positive fundamentals and economic growth worldwide. In forestry, global industry sales are expected to be about 5 to 10 percent higher. The Company’s construction and forestry segment sales increased 31 percent in the first quarter, with two additional months of Wirtgen adding 24 percent, and are forecast to increase about 13 percent in 2019, with two additional months of Wirtgen adding 4 percent to the segment’s sales. Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $630 million in 2019.

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

The Company’s results were negatively impacted by higher costs for raw materials and logistics, as well as concerns over tariffs and trade policies, causing farmers to become more cautious about making major purchases. Sales of construction and forestry machinery continued at a strong pace. Despite uncertainty in some key markets, the Company forecasts strong financial results in 2019. This is due to an expectation that cost pressures should abate as the year progresses, a more flexible cost structure, an expanded global customer base, and leadership in the latest precision technologies. Customers are responding favorably to the advanced features and technology in the new products. The Company believes it is well positioned to achieve its financial goals and on track for delivering solid operating performance and significant value to its customers and investors in the future.

2019 Compared with 2018

The following table provides the net income (loss) attributable to Deere & Company in millions of dollars and diluted earnings per share in dollars:

	Three Months Ended
	January 27	January 28
	2019	2018
Net income (loss) attributable to Deere & Company	$498.5	$(535.1)
Diluted earnings per share	1.54	(1.66)

Affecting 2018 net income were discrete charges to the provision for income taxes of $977 million due to tax reform.

The worldwide net sales and revenues, price realization, and the effect of currency translation for worldwide, U.S. and Canada, and outside U.S. and Canada in millions of dollars follows:

	Three Months Ended
	January 27	January 28
	2019	2018	% Change
Worldwide net sales and revenues	$7,984	$6,913	15%
Worldwide equipment operations net sales	6,941	5,974	16%
Price realization			5%
Currency translation (unfavorable)			-3%
Wirtgen - two additional months			7%

U.S. and Canada equipment operations net sales	4,123	3,465	19%
Currency translation (unfavorable)			-1%
Wirtgen - two additional months			2%

Outside U.S. and Canada equipment operations net sales	2,818	2,509	12%
Currency translation (unfavorable)			-6%
Wirtgen - two additional months			14%

The Company’s equipment operations operating profit and net income (loss) and financial services operations net income follow in millions of dollars:

	Three Months Ended
	January 27	January 28
	2019	2018	% Change
Equipment operations operating profit	$577	$419	38%
Equipment operations net income (loss)	340	(964)
Financial services net income	154	425	-64%

The discussion on net sales and operating profit are included in the Business Segment Results below. Tax reform resulted in a discrete charge to the equipment operations 2018 provision for income taxes of $1,239 million and a discrete benefit to the financial services 2018 provision for income taxes of $262 million.

Business Segment Results

Agriculture and Turf. The agriculture and turf segment results in millions of dollars follow:

	Three Months Ended
	January 27	January 28
	2019	2018	% Change
Net sales	$4,681	$4,243	10%
Operating profit	348	387	-10%
Operating margin	7.4%	9.1%

Segment sales for the quarter increased due to higher shipment volumes and price realization, partially offset by the unfavorable effects of currency translation and higher warranty related expenses. Operating profit declined mainly as a result of higher production costs, higher warranty related expenses, a less favorable product mix, and higher research and development expenses, largely offset by price realization and higher shipment volumes.

Construction and Forestry. The construction and forestry segment results in millions of dollars follow:

	Three Months Ended
	January 27	January 28
	2019	2018	% Change
Net sales	$2,260	$1,731	31%
Operating profit	229	32	616%
Operating margin	10.1%	1.8%

Segment sales increased for the quarter primarily due to the inclusion of Wirtgen for the full quarter versus one month in the first quarter of 2018. The two additional months accounted for about 24 percent of the increase for the current quarter. Additionally, net sales increased due to price realization and higher shipment volumes, partially offset by the unfavorable effects of currency translation. Wirtgen’s operating profit was $14 million for the quarter compared with an operating loss of $92 million last year. Excluding Wirtgen, the improvement for the quarter was primarily driven by price realization, partially offset by higher production costs and a less favorable product mix.

Financial Services. The financial services segment revenue, interest expense, and operating profit in millions of dollars, along with the ratio of earnings to fixed charges follow:

	Three Months Ended
	January 27	January 28
	2019	2018	% Change
Revenue (including intercompany revenue)	$927	$840	10%
Interest expense	287	194	48%
Operating profit	192	217	-12%
Consolidated ratio of earnings to fixed charges	1.68	2.13	-21%

Operating profit decreased due to less favorable financing spreads, partially offset by income from a higher average portfolio. The average balance of receivables and leases financed was 7 percent higher in the first three months of 2019, compared with the same period last year. Interest expense increased 48 percent in the first quarter of 2019 primarily as a result of higher average borrowing rates and higher average borrowings.

The cost of sales to net sales ratio and other significant statement of consolidated income changes not previously discussed follow:

	Three Months Ended
	January 27	January 28
	2019	2018	% Change
Cost of sales to net sales	78.3%	78.8%

Research and development expenses	$407	$357	14%
Selling, administrative and general expenses	764	705	8%
Other operating expenses	351	343	2%

The cost of sales ratio improved due to price realization, largely offset by higher production costs, unfavorable product mix, and higher warranty related expenses. Research and development expenses increased primarily as a result of spending to support new, advanced products and the impact of acquisitions. Selling, administrative and general expenses increased primarily as a result of the impact of acquisitions. Other operating expenses increased primarily as a result of the unfavorable effect of currency translation and higher depreciation on operating leases, partially offset by lower pension and postretirement benefit costs excluding the service cost component.

Market Conditions and Outlook

Company equipment sales are projected to increase by about 7 percent for fiscal 2019 compared with 2018. Included in the forecast are Wirtgen results for the full fiscal year of 2019 compared with 10 months in 2018. This adds about 1 percent to the Company’s net sales for the current year. The forecast includes a negative foreign currency translation effect of about 2 percent for the year. Net sales and revenues are projected to increase by about 7 percent for fiscal 2019. Net income attributable to Deere & Company is forecast to be about $3,600 million.

•

Agriculture and Turf. The Company’s worldwide sales of agriculture and turf equipment are forecast to increase about 4 percent for fiscal year 2019, including a negative currency translation effect of about 2 percent. Industry sales of agricultural equipment in the U.S. and Canada are forecast to be about the same to 5 percent higher, helped by higher demand for large and small equipment. Full year industry sales in the EU28 member nations are forecast to be about the same as a result of drought conditions in key markets. South American industry sales of tractors and combines are projected to be about the same to 5 percent higher benefiting from strength in Brazil. Asian sales are forecast to be about the same to down slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher for 2019.

•

Construction and Forestry. The Company’s worldwide sales of construction and forestry equipment are anticipated to increase about 13 percent for 2019, with foreign currency rates having an unfavorable translation effect of about 2 percent. The forecast includes a full year of Wirtgen sales, versus 10 months in fiscal 2018, with the two additional months adding about 4 percent to division sales for the year. The outlook reflects generally positive fundamentals and economic growth worldwide. In forestry, global industry sales are expected to increase 5 to 10 percent mainly as a result of improved demand in EU28 countries and Russia.

•

Financial Services. Fiscal year 2019 net income attributable to Deere & Company for the financial services operations is expected to be approximately $630 million. Excluding the 2018 benefit from tax reform, net income is expected to benefit from a higher average portfolio, partially offset by less favorable financing spreads, a higher provision for credit losses, and higher selling, administrative and general expenses.

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

Additional factors that could materially affect the Company’s operations, access to capital, expenses and results include changes in, uncertainty surrounding and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas, and governmental programs, policies, tariffs and sanctions in particular jurisdictions or for the benefit of certain industries or sectors; retaliatory actions to such changes in trade, banking, monetary and fiscal policies; actions by central banks; actions by financial and securities regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions, carbon and other greenhouse gas emissions, noise and the effects of climate change; changes to GPS radio frequency bands or their permitted uses; changes in labor and immigration regulations; changes to accounting standards; changes in tax rates, estimates, laws and regulations and Company actions related thereto; changes to and compliance with privacy regulations; compliance with U.S. and foreign laws when expanding to new markets and otherwise; and actions by other regulatory bodies.

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

Consolidated

Negative cash flows from consolidated operating activities in the first three months of 2019 were $1,651 million. This resulted primarily from a seasonal increase in inventories, a decrease in accounts payable and accrued expenses, and an increase in receivables related to sales, which were partially offset by net income adjusted for non-cash provisions and a change in accrued income taxes payable / receivable. Cash inflows from investing activities were $969 million in the first three months of this year primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $1,293 million, partially offset by purchases of property and equipment of $297 million. Positive cash flows from financing activities were $403 million in the first three months of 2019 primarily due to an increase in borrowings of $746 million and proceeds from issuance of common stock of $51 million (resulting from the exercise of stock options), partially offset by dividends paid of $220 million and repurchases of common stock of $144 million. Cash, cash equivalents, and restricted cash decreased $292 million during the first three months of this year.

Negative cash flows from consolidated operating activities in the first three months of 2018 were $1,296 million. This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses, which were partially offset by cash inflows from an increase in accrued income taxes payable / receivable, a net loss adjusted for non-cash provisions, and a change in net retirement benefits. Cash outflows from investing activities were $4,096 million in the first three months of 2018, primarily due to acquisitions of businesses, net of cash acquired, of $5,130 million and purchases of property and equipment of $176 million, partially offset by collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $1,193 million and proceeds from sales of businesses, net of cash sold, of $50 million. Negative cash flows from financing activities were $231 million in the first three months of 2018, primarily due to dividends paid of $193 million and a decrease in borrowings of $145 million, partially offset by proceeds from issuance of common stock of $143 million (resulting from the exercise of stock options). Cash, cash equivalents, and restricted cash decreased $5,425 million during the first three months of 2018.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at January 27, 2019, October 28, 2018, and January 28, 2018 was $3,760 million, $3,857 million, and $2,830 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,149 million, $4,394 million, and $4,377 million, respectively. The total cash and cash equivalents and marketable securities held by foreign subsidiaries, was $2,076 million, $2,433 million, and $2,467 million at January 27, 2019, October 28, 2018, and January 28, 2018, respectively.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,352 million at January 27, 2019, $3,740 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at January 27, 2019 were 364-day credit facility agreements of $1,750 million, expiring in April 2019, and $750 million, expiring in October 2019. In addition, total credit lines included long-term credit facility agreements of $2,500 million, expiring in April 2021, and $2,500 million, expiring in April 2022. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 27, 2019 was $12,533 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $23,275 million at January 27, 2019. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $493 million during the first three months of 2019, primarily due to a seasonal increase. These receivables increased $813 million, compared to a year ago, primarily due to higher shipment volumes. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 16 percent at January 27, 2019, compared to 15 percent at October 28, 2018 and 17 percent at January 28, 2018. Agriculture and turf trade receivables increased $335 million and construction and forestry trade receivables increased $478 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at January 27, 2019, 2 percent at October 28, 2018, and 2 percent at January 28, 2018.

Deere & Company stockholders’ equity was $11,328 million at January 27, 2019, compared with $11,288 million at October 28, 2018 and $9,253 million at January 28, 2018. The increase of $40 million during the first three months of 2019 resulted primarily from net income attributable to Deere & Company of $498 million, an increase in common stock of $37 million, and a change in the retirement benefits adjustment of $20 million, partially offset by dividends declared of $243 million, a change in the cumulative translation adjustment of $161 million, and an increase in treasury stock of $110 million.

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

Cash used for operating activities of the equipment operations, including intercompany cash flows, in the first three months of 2019 was $1,434 million. This resulted primarily from a seasonal increase in inventories, a decrease in accounts payable and accrued expenses, and a change in accrued income taxes payable / receivable. Partially offsetting these operating cash outflows were cash inflows from net income adjusted for non-cash provisions and a decrease in trade and financing receivables held by the equipment operations. Cash, cash equivalents, and restricted cash decreased $521 million in the first three months of 2019.

Cash used for operating activities of the equipment operations, including intercompany cash flows, in the first three months of 2018 was $982 million. This resulted primarily from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses. Partially offsetting these operating cash outflows were a change in accrued income taxes payable / receivable, a decrease in trade and financing receivables held by the equipment operations, cash inflows from a net loss adjusted for non-cash provisions, and a change in net retirement benefits. Cash, cash equivalents, and restricted cash decreased $5,550 million in the first three months of 2018, primarily due to the Wirtgen acquisition of $5,130 million.

Trade receivables held by the equipment operations decreased $196 million during the first three months and increased $126 million from a year ago. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $1,253 million during the first three months, primarily due to a seasonal increase. Inventories increased by $788 million, compared to a year ago, primarily due to higher production volumes based on increased demand, partially offset by the effect of foreign currency translation. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 13), which approximates current cost, to the last 12 months’ cost of sales were 35 percent at January 27, 2019, compared to 30 percent at October 28, 2018 and 39 percent at January 28, 2018.

Total interest-bearing debt of the equipment operations was $6,273 million at January 27, 2019, compared with $6,224 million at October 28, 2018 and $6,557 million at January 28, 2018. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 36 percent, 36 percent, and 41 percent at January 27, 2019, October 28, 2018, and January 28, 2018, respectively.

Property and equipment cash expenditures for the equipment operations in the first three months of 2019 were $297 million, compared with $176 million in the same period last year. Capital expenditures for the equipment operations in 2019 are estimated to be approximately $1,150 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

During the first three months of 2019, the cash provided by operating and investing activities was used for financing activities. Cash flows provided by operating activities, including intercompany cash flows, were $972 million in the first three months of 2019. Cash provided by investing activities totaled $283 million in the first three months of 2019 primarily due to the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $1,304 million, partially offset by an increase in trade and wholesale receivables of $1,021 million. Cash used for financing activities totaled $1,025 million, resulting primarily from a decrease in borrowings from Deere & Company of $1,526 million and dividends paid to Deere & Company of $200 million, partially offset by an increase in external borrowings of $708 million. Cash, cash equivalents, and restricted cash increased $229 million in the first three months of 2019.

During the first three months of 2018, the cash provided by operating and investing activities was used for financing activities. Cash flows provided by operating activities, including intercompany cash flows, were $430 million in the first three months of 2018. Cash provided by investing activities totaled $393 million in the first three months of 2018 primarily due to the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $1,019 million, partially offset by an increase in trade and wholesale receivables of $602 million. Cash used for financing activities totaled $723 million, resulting primarily from a decrease in borrowings from Deere & Company of $388 million, a decrease in external borrowings of $287 million, and dividends paid to Deere & Company of $38 million. Cash, cash equivalents, and restricted cash increased $126 million in the first three months of 2018.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases. Total receivables and leases decreased $784 million during the first quarter of 2019 and increased $2,515 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 1 percent higher in the first three months of 2019, compared with the same period last year, as volumes of financing leases, retail notes, and revolving charge accounts were higher, while volumes of operating leases were lower. The amount of total trade receivables and wholesale notes increased compared to October 28, 2018 and January 28, 2018. Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $42,201 million at January 27, 2019, compared with $42,985 million at October 28, 2018 and $39,690 million at January 28, 2018.

Total external interest-bearing debt of the financial services operations was $36,783 million at January 27, 2019, compared with $36,033 million at October 28, 2018 and $34,037 million at January 28, 2018. Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.4 to 1 at January 27, 2019, compared with 7.5 to 1 at October 28, 2018 and 6.8 to 1 at January 28, 2018.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 12). During November 2018, the agreement was renewed with a total capacity, or “financing limit,” of $3,500 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At January 27, 2019, $2,307 million of secured short-term borrowings were outstanding under the agreement.

In the first three months of 2019, the financial services operations issued $1,245 million and retired $731 million of retail note securitization borrowings. In addition, during the first three months of 2019, the financial services operations issued $2,120 million and retired $1,799 million of long-term borrowings, which were primarily medium-term notes.

Dividends

The Company’s Board of Directors at its meeting on February 27, 2019 declared a quarterly dividend of $.76 per share payable May 1, 2019, to stockholders of record on March 29, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of January 27, 2019, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2019 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased (2)	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Oct 29 to Nov 25				14.3
Nov 26 to Dec 23	499	$148.21	388	14.0
Dec 24 to Jan 27	454	154.14	454	13.5
Total	953		842
(1)

During the first quarter of 2019, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under these plans was based on the end of the first quarter closing share price of $161.50 per share. At the end of the first quarter of 2019, $2,184 million of common stock remained to be purchased under the plans.

(2)

In the first quarter of 2019, approximately 111 thousand shares were purchased from plan participants to pay payroll taxes on certain restricted stock awards. The shares were valued at a weighted-average market price of $147.26.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Amendments to Bylaws

On February 27, 2019, the Board of Directors of the Company approved certain amendments to the Company’s bylaws, effective immediately. The amendments to the bylaws include the following: (i) amendments to provide for mandatory indemnification of directors and officers and procedural changes related to such indemnification; (ii) amendments to clarify that the positions of Chairman and of Chief Executive Officer of the Company need not be held by the same individual; and (iii) amendments adopting gender neutral pronoun designations throughout the bylaws.

The foregoing description of the Company’s bylaws is qualified in its entirety by reference to the full text of the amended bylaws, a copy of which is attached hereto as Exhibit 3.2 and incorporated herein by reference.

Item 6.  Exhibits

Certain instruments relating to long-term borrowings constituting less than 10% of the registrant’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws as amended on February 27, 2019

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101	Interactive Data File

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	February 28, 2019	By:	/s/ Rajesh Kalathur
Rajesh Kalathur Senior Vice President, Chief Financial Officer and Chief Information Officer
(Principal Financial Officer and Principal Accounting Officer)