Form 10-Q
period 2019-04-28
DEERE & CO
filed 2019-05-30
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file no: 1-4121

DEERE  &  COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-2382580 (IRS employer identification no.)

One John Deere Place

Moline, Illinois 61265

(Address of principal executive offices)

Telephone Number:  (309) 765-8000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $1 par value	DE	New York Stock Exchange
8½% Debentures Due 2022	DE22	New York Stock Exchange
6.55% Debentures Due 2028	DE28	New York Stock Exchange

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

Yes           No    X

At April 28, 2019, 316,995,536 shares of common stock, $1 par value, of the registrant were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended April 28, 2019 and April 29, 2018
(In millions of dollars and shares except per share amounts) Unaudited
	2019	2018
Net Sales and Revenues
Net sales	$10,272.8	$9,747.0
Finance and interest income	837.8	753.9
Other income	231.8	219.1
Total	11,342.4	10,720.0

Costs and Expenses
Cost of sales	7,754.7	7,333.3
Research and development expenses	457.1	415.2
Selling, administrative and general expenses	946.9	939.2
Interest expense	350.8	303.7
Other operating expenses	359.5	344.9
Total	9,869.0	9,336.3

Income of Consolidated Group before Income Taxes	1,473.4	1,383.7
Provision for income taxes	343.5	177.1
Income of Consolidated Group	1,129.9	1,206.6
Equity in income of unconsolidated affiliates	6.4	3.1
Net Income	1,136.3	1,209.7
Less: Net income attributable to noncontrolling interests	1.4	1.4
Net Income Attributable to Deere & Company	$1,134.9	$1,208.3

Per Share Data
Basic	$3.57	$3.73
Diluted	$3.52	$3.67

Average Shares Outstanding
Basic	317.9	324.2
Diluted	322.2	329.2

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended April 28, 2019 and April 29, 2018
(In millions of dollars) Unaudited
	2019	2018

Net Income	$1,136.3	$1,209.7

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	49.1	118.9
Cumulative translation adjustment	(82.2)	1.6
Unrealized gain (loss) on derivatives	(6.7)	4.9
Unrealized gain (loss) on debt securities	7.8	(9.3)
Other Comprehensive Income (Loss), Net of Income Taxes	(32.0)	116.1

Comprehensive Income of Consolidated Group	1,104.3	1,325.8
Less: Comprehensive income attributable to noncontrolling interests	1.4	1.7
Comprehensive Income Attributable to Deere & Company	$1,102.9	$1,324.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Six Months Ended April 28, 2019 and April 29, 2018
(In millions of dollars and shares except per share amounts) Unaudited
	2019	2018
Net Sales and Revenues
Net sales	$17,213.7	$15,721.0
Finance and interest income	1,652.7	1,476.8
Other income	459.6	435.7
Total	19,326.0	17,633.5

Costs and Expenses
Cost of sales	13,186.3	12,037.8
Research and development expenses	863.8	772.0
Selling, administrative and general expenses	1,710.6	1,644.3
Interest expense	703.8	590.0
Other operating expenses	710.9	687.8
Total	17,175.4	15,731.9

Income of Consolidated Group before Income Taxes	2,150.6	1,901.6
Provision for income taxes	527.5	1,234.7
Income of Consolidated Group	1,623.1	666.9
Equity in income of unconsolidated affiliates	12.8	8.0
Net Income	1,635.9	674.9
Less: Net income attributable to noncontrolling interests	2.5	1.7
Net Income Attributable to Deere & Company	$1,633.4	$673.2

Per Share Data
Basic	$5.13	$2.08
Diluted	$5.07	$2.05

Average Shares Outstanding
Basic	318.1	323.4
Diluted	322.4	328.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Six Months Ended April 28, 2019 and April 29, 2018
(In millions of dollars) Unaudited
	2019	2018

Net Income	$1,635.9	$674.9

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	68.7	165.2
Cumulative translation adjustment	(243.7)	224.9
Unrealized gain (loss) on derivatives	(15.1)	10.3
Unrealized gain (loss) on debt securities	15.7	(9.5)
Other Comprehensive Income (Loss), Net of Income Taxes	(174.4)	390.9

Comprehensive Income of Consolidated Group	1,461.5	1,065.8
Less: Comprehensive income attributable to noncontrolling interests	2.5	2.1
Comprehensive Income Attributable to Deere & Company	$1,459.0	$1,063.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	April 28	October 28	April 29
	2019	2018	2018
Assets
Cash and cash equivalents	$3,483.7	$3,904.0	$4,201.4
Marketable securities	545.1	490.1	479.3
Receivables from unconsolidated affiliates	34.1	21.7	34.3
Trade accounts and notes receivable – net	7,519.3	5,004.3	6,511.1
Financing receivables – net	25,870.3	27,054.1	24,275.5
Financing receivables securitized – net	4,813.6	4,021.4	4,436.3
Other receivables	1,477.7	1,735.5	1,398.2
Equipment on operating leases – net	7,039.9	7,165.4	6,723.1
Inventories	7,160.9	6,148.9	6,888.9
Property and equipment – net	5,757.1	5,867.5	5,742.9
Investments in unconsolidated affiliates	234.8	207.3	202.1
Goodwill	3,024.9	3,100.7	3,188.7
Other intangible assets – net	1,475.9	1,562.4	1,692.2
Retirement benefits	1,382.7	1,298.3	617.9
Deferred income taxes	1,038.9	808.0	1,718.5
Other assets	1,870.7	1,718.4	1,762.6
Total Assets	$72,729.6	$70,108.0	$69,873.0

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$11,761.8	$11,061.4	$10,894.6
Short-term securitization borrowings	4,702.2	3,957.3	4,401.1
Payables to unconsolidated affiliates	199.5	128.9	145.7
Accounts payable and accrued expenses	9,625.8	10,111.0	9,789.6
Deferred income taxes	513.5	555.8	562.7
Long-term borrowings	28,255.4	27,237.4	26,278.6
Retirement benefits and other liabilities	5,733.1	5,751.0	7,366.1
Total liabilities	60,791.3	58,802.8	59,438.4

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	14.3	14.0	14.6

Stockholders’ Equity
Common stock, $1 par value (issued shares at April 28, 2019 – 536,431,204)	4,559.1	4,474.2	4,423.4
Common stock in treasury	(16,738.5)	(16,311.8)	(15,425.9)
Retained earnings	28,708.8	27,553.0	25,586.0
Accumulated other comprehensive income (loss)	(4,609.9)	(4,427.6)	(4,173.2)
Total Deere & Company stockholders’ equity	11,919.5	11,287.8	10,410.3
Noncontrolling interests	4.5	3.4	9.7
Total stockholders’ equity	11,924.0	11,291.2	10,420.0
Total Liabilities and Stockholders’ Equity	$72,729.6	$70,108.0	$69,873.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Six Months Ended April 28, 2019 and April 29, 2018
(In millions of dollars) Unaudited
	2019	2018
Cash Flows from Operating Activities
Net income	$1,635.9	$674.9
Adjustments to reconcile net income to net cash used for operating activities:
Provision for credit losses	36.6	26.8
Provision for depreciation and amortization	1,016.5	950.8
Share-based compensation expense	44.4	39.8
Gain on sales of businesses		(13.2)
Undistributed earnings of unconsolidated affiliates	(8.6)	(4.5)
Provision (credit) for deferred income taxes	(282.2)	604.3
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(2,731.3)	(2,094.1)
Inventories	(1,394.3)	(1,796.8)
Accounts payable and accrued expenses	(66.4)	306.9
Accrued income taxes payable/receivable	157.0	153.0
Retirement benefits	20.3	67.6
Other	77.3	(135.6)
Net cash used for operating activities	(1,494.8)	(1,220.1)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	9,175.3	8,780.9
Proceeds from maturities and sales of marketable securities	30.3	23.8
Proceeds from sales of equipment on operating leases	823.4	748.6
Proceeds from sales of businesses, net of cash sold		55.0
Cost of receivables acquired (excluding receivables related to sales)	(8,886.7)	(8,181.2)
Acquisitions of businesses, net of cash acquired		(5,171.1)
Purchases of marketable securities	(59.6)	(62.8)
Purchases of property and equipment	(490.9)	(352.2)
Cost of equipment on operating leases acquired	(924.1)	(926.5)
Other	(39.9)	(73.2)
Net cash used for investing activities	(372.2)	(5,158.7)

Cash Flows from Financing Activities
Increase in total short-term borrowings	1,570.4	199.1
Proceeds from long-term borrowings	4,232.2	4,077.7
Payments of long-term borrowings	(3,426.8)	(2,888.7)
Proceeds from issuance of common stock	94.7	198.6
Repurchases of common stock	(480.4)	(60.6)
Dividends paid	(462.3)	(386.9)
Other	(55.6)	(43.9)
Net cash provided by financing activities	1,472.2	1,095.3

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(34.8)	145.9

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(429.6)	(5,137.6)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	4,015.3	9,466.8
Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,585.7	$4,329.2

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended April 28, 2019 and April 29, 2018
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Three Months Ended April 29, 2018
Balance January 28, 2018	$9,264.9	$4,374.0	$(15,404.3)	$24,571.9	$(4,289.0)	$12.3	$14.0
Net income	1,209.1			1,208.3		.8	.6
Other comprehensive income	116.1				115.8	.3
Repurchases of common stock	(50.9)		(50.9)
Treasury shares reissued	29.3		29.3
Dividends declared	(197.8)			(195.1)		(2.7)
Acquisitions	(1.2)					(1.2)
Stock options and other	50.5	49.4		.9		.2
Balance April 29, 2018	$10,420.0	$4,423.4	$(15,425.9)	$25,586.0	$(4,173.2)	$9.7	$14.6

Six Months Ended April 29, 2018
Balance October 29, 2017	$9,560.5	$4,280.5	$(15,460.8)	$25,301.3	$(4,563.7)	$3.2	$14.0
Net income	674.3			673.2		1.1	.6
Other comprehensive income	390.9				390.5	.4
Repurchases of common stock	(60.6)		(60.6)
Treasury shares reissued	95.5		95.5
Dividends declared	(392.2)			(389.5)		(2.7)
Acquisitions	7.5					7.5
Stock options and other	144.1	142.9		1.0		.2
Balance April 29, 2018	$10,420.0	$4,423.4	$(15,425.9)	$25,586.0	$(4,173.2)	$9.7	$14.6

Three Months Ended April 28, 2019
Balance January 27, 2019	$11,332.7	$4,511.5	$(16,422.1)	$27,816.3	$(4,577.9)	$4.9	$14.0
Net income	1,136.0			1,134.9		1.1	.3
Other comprehensive loss	(32.0)				(32.0)
Repurchases of common stock	(336.5)		(336.5)
Treasury shares reissued	20.1		20.1
Dividends declared	(243.4)			(242.0)		(1.4)
Stock options and other	47.1	47.6		(.4)		(.1)
Balance April 28, 2019	$11,924.0	$4,559.1	$(16,738.5)	$28,708.8	$(4,609.9)	$4.5	$14.3

Six Months Ended April 28, 2019
Balance October 28, 2018	$11,291.2	$4,474.2	$(16,311.8)	$27,553.0	$(4,427.6)	$3.4	$14.0
ASU No. 2016-01 adoption*				7.9	(7.9)
Net income	1,635.5			1,633.4		2.1	.4
Other comprehensive loss	(174.4)				(174.4)
Repurchases of common stock	(480.4)		(480.4)
Treasury shares reissued	53.7		53.7
Dividends declared	(486.1)			(484.7)		(1.4)	(.1)
Stock options and other	84.5	84.9		(.8)		.4
Balance April 28, 2019	$11,924.0	$4,559.1	$(16,738.5)	$28,708.8	$(4,609.9)	$4.5	$14.3
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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal year 2019 and 2018 were April 28, 2019 and April 29, 2018, respectively. Both periods contained 13 weeks.

Variable Interest Entities

The Company consolidates certain Variable Interest Entities (VIEs) related to retail note securitizations (see Note 12).

The Company also has an interest in a joint venture that manufactures construction equipment in Brazil for local and overseas markets. The joint venture is a VIE; however, the Company is not the primary beneficiary. Therefore, the entity’s financial results are not fully consolidated in the Company’s consolidated financial statements, but are included on an equity basis. During the second quarter of 2019, the Company made an additional contribution to the joint venture in exchange for non-voting preferred stock and terminated the loan guarantee. The maximum exposure to losses at April 28, 2019 and October 28, 2018 in millions of dollars follows:

	April 28, 2019	October 28, 2018
Receivables from unconsolidated affiliates	$3	$2
Investment in unconsolidated affiliates	19
Loan guarantee		25
Total	$22	$27

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

The Company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The Company transferred inventory to equipment on operating leases of approximately $308 million and $357 million in the first six months of 2019 and 2018, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $74 million and $42 million at April 28, 2019 and April 29, 2018, respectively.

The Company’s equipment operations held restricted cash of $10 million, $7 million, $8 million, and $6 million at April 28, 2019, October 28, 2018, April 29, 2018, and October 29, 2017, respectively. The equipment operation’s restricted cash relates to miscellaneous operational activities. The Company’s financial services operations held restricted cash of $92 million, $104 million, $120 million, and $126 million at April 28, 2019, October 28, 2018, April 29, 2018, and October 29, 2017, respectively. The financial services operations’ restricted cash primarily relates to securitization of financing receivables (see Note 12). The restricted cash is recorded in other assets in the consolidated balance sheet.

(3)  New Accounting Standards

New Accounting Standards Adopted

In the first quarter of 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The ASU was adopted using a modified-retrospective approach to all incomplete contracts as of the adoption date. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A five step model is used to determine the amount and timing of revenue recognized. The ASU also requires expanded disclosures to include disaggregated revenue by geographic regions and major product lines.

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

New Accounting Standards to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU does not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases: Targeted Improvements. Both ASUs amend ASC 842, Leases. The provisions affecting the Company in these ASUs are an option that will not require earlier periods to be restated at the adoption date and an option for lessors, if certain criteria are met, to avoid separating the lease and nonlease components (such as preventative maintenance services) in an agreement. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors. This ASU provides an election for lessors to exclude sales and related taxes from consideration in the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. The ASU allows certain lessors, including captive finance companies, to use their cost as the fair value of the to-be-leased asset. The ASU also clarifies the presentation of lease payments in the statement of cash flows and the required transition disclosures. The effective date will be the first quarter of fiscal year 2020. The Company is evaluating the potential effects on the consolidated financial statements and plans to adopt the ASU using the modified-retrospective approach that will not require earlier periods to be restated.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments - Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC 326. This ASU provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. The effective date will be the first quarter of fiscal year 2021. The ASUs will be adopted using a modified-retrospective approach. The Company is evaluating the potential effects on the consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation. The ASU requires that most of the guidance related to stock compensation granted to employees be followed for non-employees, including the measurement date, valuation approach, and performance conditions. The expense is recognized in the same period as though cash were paid for the good or service. The effective date is the first quarter of fiscal year 2020. The ASU will be adopted using a modified-retrospective approach. The adoption will not have a material effect on the consolidated financial statements.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The effective dates for the separate portions of the ASU and the expected effect on the consolidated financial statements are as follows: (1) clarifications to ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, is the first quarter of fiscal year 2021, which is under evaluation, (2) clarifications to ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities is the first quarter of fiscal year 2020, with early adoption permitted, which will not have a material effect, and (3) clarifications to ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities is the first quarter of fiscal year 2021, with early adoption permitted, which will not have a material effect.

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

In limited instances, equipment is transferred to a customer or a financial institution with an obligation to repurchase the equipment for a specified amount, which is exercisable at the customer’s option. When the equipment is expected to be repurchased, those arrangements are accounted for as leases. When the operating lease criteria are met, no sale is recorded at the time of the equipment transfer and the difference between sale price and the specified repurchase amount is recognized as revenue on a straight-line basis until the customer’s option expires. When this equipment is not expected to be repurchased, a sale is recorded with a return obligation.

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

Sales incentives. In certain markets, the Company provides sales incentives to dealers. These incentives may be based on a dealer’s purchase volume, or on retail sales incentive programs for allowances and financing programs that will be due when the dealer sells the equipment to a retail customer. At the time of the sale to a dealer, the Company records an estimated cost of these programs as a reduction to the sales price. The estimated cost is based on historical data, field inventory levels, and forecasted sales volumes. The final cost of these programs is determined at the end of the measurement period for volume based incentives or when the dealer sells the equipment to a retail customer. Actual cost differences from the original cost estimate are recognized in net sales.

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

The Company’s revenue by primary geographical market, major product line, and timing of revenue recognition in millions of dollars follow:

Three Months Ended April 28, 2019	Agriculture and Turf	Construction and Forestry	Financial Services	Total
Primary geographical markets:
United States	$3,912	$1,738	$604	$6,254
Canada	313	265	153	731
Western Europe	1,360	379	21	1,760
Central Europe and CIS	393	155	9	557
Latin America	772	194	69	1,035
Asia, Africa, Australia, New Zealand, and Middle East	647	328	30	1,005
Total	$7,397	$3,059	$886	$11,342

Major product lines:
Large Agriculture	$3,494			$3,494
Small Agriculture	2,632			2,632
Turf	989			989
Construction		$1,478		1,478
Compact Construction		320		320
Road Building		814		814
Forestry		338		338
Financial Products	25	6	$886	917
Other	257	103		360
Total	$7,397	$3,059	$886	$11,342

Timing of revenue recognition:
Revenue recognized at a point in time	$7,345	$3,034		$10,379
Revenue recognized over time	52	25	$886	963
Total	$7,397	$3,059	$886	$11,342

Six Months Ended April 28, 2019	Agriculture and Turf	Construction and Forestry	Financial Services	Total
Primary geographical markets:
United States	$6,540	$2,901	$1,179	$10,620
Canada	485	513	310	1,308
Western Europe	2,208	716	41	2,965
Central Europe and CIS	541	326	18	885
Latin America	1,320	344	133	1,797
Asia, Africa, Australia, New Zealand, and Middle East	1,100	591	60	1,751
Total	$12,194	$5,391	$1,741	$19,326

Major product lines:
Large Agriculture	$5,661			$5,661
Small Agriculture	4,441			4,441
Turf	1,495			1,495
Construction		$2,487		2,487
Compact Construction		584		584
Road Building		1,412		1,412
Forestry		690		690
Financial Products	44	13	$1,741	1,798
Other	553	205		758
Total	$12,194	$5,391	$1,741	$19,326

Timing of revenue recognition:
Revenue recognized at a point in time	$12,100	$5,347		$17,447
Revenue recognized over time	94	44	$1,741	1,879
Total	$12,194	$5,391	$1,741	$19,326

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

The Company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These items are primarily for premiums for extended warranties, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in accounts payable and accrued expenses in the consolidated balance sheet. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 15, was $1,014 million and $915 million at April 28, 2019 and October 28, 2018, respectively. The contract liability is reduced as the revenue is recognized. During the second quarter and first six months of 2019, $103 million and $265 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of 2019.

The Company entered into contracts with customers to deliver equipment and services that have not been recognized at April 28, 2019 because the equipment or services have not been provided. These contracts primarily relate to extended warranty and certain precision guidance and telematic services. The amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $903 million at April 28, 2019. The estimated revenue to be recognized by fiscal year follows in millions of dollars: remainder of 2019 - $288, 2020 - $270, 2021 - $174, 2022 - $101, 2023 - $50, and later years - $20. As permitted, the Company elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are generally for sales to dealers and end customers for equipment, service parts, repair services, and certain telematics services.

(5)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Debt Securities	Income (Loss)
Balance October 29, 2017	$(3,580)	$(999)	$5	$10	$(4,564)
Other comprehensive income (loss) items before reclassification	81	225	11	(9)	308
Amounts reclassified from accumulated other comprehensive income	84		(1)		83
Net current period other comprehensive income (loss)	165	225	10	(9)	391
Balance April 29, 2018	$(3,415)	$(774)	$15	$1	$(4,173)

Balance October 28, 2018	$(3,237)	$(1,204)	$15	$(2)	$(4,428)
ASU No. 2016-01 adoption*				(8)	(8)
Other comprehensive income (loss) items before reclassification	32	(244)	(11)	16	(207)
Amounts reclassified from accumulated other comprehensive income	37		(4)		33
Net current period other comprehensive income (loss)	69	(244)	(15)	16	(174)
Balance April 28, 2019	$(3,168)	$(1,448)		$6	$(4,610)
* See Note 3.

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 28, 2019	Amount	Credit	Amount
Cumulative translation adjustment	$(83)	$1	$(82)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(6)	1	(5)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(3)	1	(2)
Net unrealized gain (loss) on derivatives	(9)	2	(7)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	10	(2)	8
Net unrealized gain (loss) on debt securities	10	(2)	8
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(19)	4	(15)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	36	(9)	27
Prior service (credit) cost	3	(1)	2
OPEB
Net actuarial gain (loss)	60	(14)	46
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	3	(1)	2
Prior service (credit) cost	(18)	5	(13)
Net unrealized gain (loss) on retirement benefits adjustment	65	(16)	49
Total other comprehensive income (loss)	$(17)	$(15)	$(32)

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended April 28, 2019	Amount	Credit	Amount
Cumulative translation adjustment	$(244)		$(244)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(14)	$3	(11)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(5)	1	(4)
Net unrealized gain (loss) on derivatives	(19)	4	(15)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	20	(4)	16
Net unrealized gain (loss) on debt securities	20	(4)	16
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(18)	4	(14)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	71	(17)	54
Prior service (credit) cost	6	(2)	4
OPEB
Net actuarial gain (loss)	60	(14)	46
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	8	(2)	6
Prior service (credit) cost	(36)	9	(27)
Net unrealized gain (loss) on retirement benefits adjustment	91	(22)	69
Total other comprehensive income (loss)	$(152)	$(22)	$(174)

* These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 29, 2018	Amount	Credit	Amount
Cumulative translation adjustment		$1	$1
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	$7	(1)	6
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(1)		(1)
Net unrealized gain (loss) on derivatives	6	(1)	5
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(11)	2	(9)
Reclassification of realized (gain) loss – Other income	(1)	1
Net unrealized gain (loss) on investments	(12)	3	(9)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	39	(9)	30
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	54	(14)	40
Prior service (credit) cost	3	(1)	2
Settlements/curtailments	6	(2)	4
OPEB
Net actuarial gain (loss)	60	(14)	46
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	15	(4)	11
Prior service (credit) cost	(19)	5	(14)
Net unrealized gain (loss) on retirement benefits adjustment	158	(39)	119
Total other comprehensive income (loss)	$152	$(36)	$116

* These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

In the second quarter of 2019 and 2018, the noncontrolling interests’ comprehensive income was $1.4 million and $1.7 million, respectively, which consisted of net income of $1.4 million and $1.4 million and cumulative translation adjustments of none and $.3 million, respectively.

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended April 29, 2018	Amount	Credit	Amount
Cumulative translation adjustment	$225		$225
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	15	$(4)	11
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(1)		(1)
Net unrealized gain (loss) on derivatives	14	(4)	10
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(11)	2	(9)
Reclassification of realized (gain) loss – Other income	(1)	1
Net unrealized gain (loss) on investments	(12)	3	(9)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	46	(11)	35
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	115	(34)	81
Prior service (credit) cost	6	(2)	4
Settlements/curtailments	6	(2)	4
OPEB
Net actuarial gain (loss)	60	(14)	46
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	31	(9)	22
Prior service (credit) cost	(38)	11	(27)
Net unrealized gain (loss) on retirement benefits adjustment	226	(61)	165
Total other comprehensive income (loss)	$453	$(62)	$391

* These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

In the first six months of 2019 and 2018, the noncontrolling interests’ comprehensive income was $2.5 million and $2.1 million, respectively, which consisted of net income of $2.5 million and $1.7 million and cumulative translation adjustments of none and $.4 million, respectively.

(6)  Dividends Declared and Paid

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended		Six Months Ended
	April 28	April 29	April 28	April 29
	2019	2018	2019	2018
Dividends declared	$.76	$.60	$1.52	$1.20
Dividends paid	$.76	$.60	$1.45	$1.20

(7)  Earnings Per Share

A  reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Six Months Ended
	April 28	April 29	April 28	April 29
	2019	2018	2019	2018
Net income attributable to Deere & Company	$1,134.9	$1,208.3	$1,633.4	$673.2
Less income allocable to participating securities		.2	.2	.1
Income allocable to common stock	$1,134.9	$1,208.1	$1,633.2	$673.1
Average shares outstanding	317.9	324.2	318.1	323.4
Basic per share	$3.57	$3.73	$5.13	$2.08

Average shares outstanding	317.9	324.2	318.1	323.4
Effect of dilutive share-based compensation	4.3	5.0	4.3	5.0
Total potential shares outstanding	322.2	329.2	322.4	328.4
Diluted per share	$3.52	$3.67	$5.07	$2.05

During the second quarter and first six months of 2019, .6 million shares and .6 million shares, respectively, were excluded from the computation because the incremental shares would have been antidilutive. During the second quarter and first six months of 2018, .5 million shares and .3 million shares, respectively, were excluded from the above per share computation.

(8)  Pension and Other Postretirement Benefits

The Company has several defined benefit pension plans and postretirement benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	April 28	April 29	April 28	April 29
	2019	2018	2019	2018
Service cost	$66	$76	$132	$148
Interest cost	111	97	222	195
Expected return on plan assets	(200)	(194)	(400)	(388)
Amortization of actuarial loss	36	54	71	115
Amortization of prior service cost	3	3	6	6
Settlements/curtailments		6		6
Net cost	$16	$42	$31	$82

The worldwide components of net periodic OPEB cost consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	April 28	April 29	April 28	April 29
	2019	2018	2019	2018
Service cost	$10	$11	$20	$22
Interest cost	53	48	107	96
Expected return on plan assets	(9)	(6)	(18)	(11)
Amortization of actuarial loss	3	15	8	31
Amortization of prior service credit	(18)	(19)	(36)	(38)
Net cost	$39	$49	$81	$100

The components of net periodic pension and OPEB costs excluding the service cost component are included in the line item other operating expenses in the statement of consolidated income.

During the first six months of 2019, the Company contributed approximately $32 million to its pension plans and $72 million to its OPEB plans. The Company presently anticipates contributing an additional $36 million to its pension plans and $64 million to its OPEB plans during the remainder of fiscal year 2019. These contributions primarily include direct benefit payments from Company funds.

(9)  Income Taxes

In 2019, the Company is subject to additional provisions of the U.S. tax reform legislation enacted in December 2017 (tax reform). Tax reform reduced the corporate income tax rate and transitioned from a worldwide corporate tax system to a modified territorial corporate tax system. The Company’s 2019 U.S. statutory corporate income tax rate is 21 percent and was approximately 23.3 percent for 2018. The provisions of tax reform affecting the Company in 2019 include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion and anti-abuse tax benefits (BEAT) for certain payments between a U.S. corporation and foreign subsidiaries, a limitation on the deductibility of certain executive compensation, a deduction for foreign derived intangible income (FDII), and interest expense limitations. Based on the current interpretations of tax reform legislation and related regulations, along with the Company’s 2019 forecasts, the Company does not expect the combined effect of these provisions to be significant for the 2019 provision for income taxes.

In 2018, the Company recorded discrete tax measurement period adjustments related to the remeasurement of the Company’s net deferred tax assets to the new corporate income tax rate and for the deemed earnings repatriation tax (repatriation tax). Those adjustments for the second quarter and first six months of 2018 in millions of dollars follow:

	Three Months Ended April 29, 2018			Six Months Ended April 29, 2018
	Equipment Operations	Financial Services	Total	Equipment Operations	Financial Services	Total
Net deferred tax asset remeasurement	$(158)	$(19)	$(177)	$853	$(314)	$539
Deemed earnings repatriation tax	(49)	52	3	179	85	264
Total discrete tax expense (benefit)	$(207)	$33	$(174)	$1,032	$(229)	$803

The full year 2018 discrete tax expense for the remeasurement of the net deferred tax assets was $414 million and the repatriation tax was $290 million. The full year repatriation tax included an accrual of approximately $63 million for foreign withholding taxes on earnings of subsidiaries outside the U.S. that were previously expected to be indefinitely reinvested. The final repatriation tax amount will be determined later in 2019 based on completing the 2018 income tax filings and the interpretation of regulations. Based on current law, the Company paid the repatriation tax in 2019 with an expected U.S. income tax overpayment.

The Company’s unrecognized tax benefits at April 28, 2019 were $285 million, compared to $279 million at October 28, 2018. The liability at April 28, 2019, October 28, 2018, and April 29, 2018 consisted of approximately $133 million, $128 million, and $157 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(10)  Segment Reporting

Worldwide net sales and revenues, operating profit, and identifiable assets by segment in millions of dollars follow:

	Three Months Ended			Six Months Ended
	April 28	April 29%		April 28	April 29%
	2019	2018	Change	2019	2018	Change
Net sales and revenues:
Agriculture and turf	$7,282	$7,049	+3	$11,963	$11,292	+6
Construction and forestry	2,991	2,698	+11	5,251	4,429	+19
Total net sales	10,273	9,747	+5	17,214	15,721	+9
Financial services	886	795	+11	1,741	1,572	+11
Other revenues	183	178	+3	371	340	+9
Total net sales and revenues	$11,342	$10,720	+6	$19,326	$17,633	+10
Operating profit: *
Agriculture and turf	$1,019	$1,056	-4	$1,367	$1,443	-5
Construction and forestry	347	259	+34	576	291	+98
Financial services	170	179	-5	362	396	-9
Total operating profit	1,536	1,494	+3	2,305	2,130	+8
Reconciling items **	(57)	(109)	-48	(144)	(222)	-35
Income taxes	(344)	(177)	+94	(528)	(1,235)	-57
Net income attributable to Deere & Company	$1,135	$1,208	-6	$1,633	$673	+143

Intersegment sales and revenues:
Agriculture and turf net sales	$10	$15	-33	$18	$24	-25
Construction and forestry net sales				1
Financial services	96	82	+17	168	145	+16

Equipment operations outside the U.S. and Canada:
Net sales	$4,141	$4,295	-4	$6,959	$6,804	+2
Operating profit	482	534	-10	658	680	-3

	April 28	October 28
	2019	2018
Identifiable assets:
Agriculture and turf	$10,793	$10,161	+6
Construction and forestry	10,349	9,855	+5
Financial services	47,240	45,720	+3
Corporate	4,348	4,372	-1
Total assets	$72,730	$70,108	+4

* Operating profit is income from continuing operations before corporate expenses, certain external interest expense, certain foreign exchange gains and losses, and income taxes. Operating profit of the financial services segment includes the effect of interest expense and foreign exchange gains and losses.

** Reconciling items are primarily corporate expenses, certain external interest expense, certain foreign exchange gains and losses, pension and OPEB costs excluding the service cost component, and net income attributable to noncontrolling interests.

(11)  Financing Receivables

Past due balances of financing receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing financing receivables represent loans for which the Company has ceased accruing finance income. Beginning in the first quarter of 2019, the Company ceased accruing finance income when these receivables are generally 90 days delinquent. Previously, finance income ceased accruing when the receivables were generally 120 days delinquent. This change in estimate was made on a prospective basis and did not have a significant effect on the Company’s consolidated financial statements. Management’s methodology to determine the collectability of delinquent accounts was not affected by the change.

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	April 28, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$139	$73	$1	$213
Construction and forestry	90	40	1	131
Other:
Agriculture and turf	33	16		49
Construction and forestry	19	4		23
Total	$281	$133	$2	$416

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$213	$293	$17,644	$18,150
Construction and forestry	131	124	3,120	3,375
Other:
Agriculture and turf	49	67	7,861	7,977
Construction and forestry	23	10	1,331	1,364
Total	$416	$494	$29,956	30,866
Less allowance for credit losses				182
Total financing receivables – net				$30,684

	October 28, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$133	$74	$63	$270
Construction and forestry	79	45	52	176
Other:
Agriculture and turf	36	16	8	60
Construction and forestry	18	5	3	26
Total	$266	$140	$126	$532

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$270	$201	$17,836	$18,307
Construction and forestry	176	40	3,101	3,317
Other:
Agriculture and turf	60	15	8,274	8,349
Construction and forestry	26	3	1,252	1,281
Total	$532	$259	$30,463	31,254
Less allowance for credit losses				178
Total financing receivables – net				$31,076

	April 29, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$117	$58	$44	$219
Construction and forestry	97	44	36	177
Other:
Agriculture and turf	32	16	28	76
Construction and forestry	11	4	2	17
Total	$257	$122	$110	$489

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$219	$171	$17,014	$17,404
Construction and forestry	177	42	2,899	3,118
Other:
Agriculture and turf	76	16	7,072	7,164
Construction and forestry	17	4	1,192	1,213
Total	$489	$233	$28,177	28,899
Less allowance for credit losses				187
Total financing receivables – net				$28,712

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Three Months Ended April 28, 2019
Allowance:
Beginning of period balance	$111	$43	$23	$177
Provision	9	17	3	29
Write-offs	(9)	(22)	(2)	(33)
Recoveries	6	5		11
Translation adjustments	(2)			(2)
End of period balance *	$115	$43	$24	$182

Six Months Ended April 28, 2019
Allowance:
Beginning of period balance	$113	$43	$22	$178
Provision	15	16	5	36
Write-offs	(20)	(26)	(3)	(49)
Recoveries	10	10		20
Translation adjustments	(3)			(3)
End of period balance *	$115	$43	$24	$182
Financing receivables:
End of period balance	$21,525	$3,299	$6,042	$30,866
Balance individually evaluated **	$151	$2	$15	$168

* Individual allowances were not significant.

** Remainder is collectively evaluated.

		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Three Months Ended April 29, 2018
Allowance:
Beginning of period balance	$123	$40	$27	$190
Provision	5	9	2	16
Write-offs	(7)	(15)	(1)	(23)
Recoveries	4	6		10
Translation adjustments	(5)		(1)	(6)
End of period balance *	$120	$40	$27	$187

Six Months Ended April 29, 2018
Allowance:
Beginning of period balance	$121	$40	$26	$187
Provision	5	9	4	18
Write-offs	(14)	(20)	(3)	(37)
Recoveries	10	11		21
Translation adjustments	(2)			(2)
End of period balance *	$120	$40	$27	$187
Financing receivables:
End of period balance	$20,522	$3,205	$5,172	$28,899
Balance individually evaluated **	$120	$1	$15	$136

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
April 28, 2019*
Receivables with specific allowance **	$35	$34	$14	$36
Receivables without a specific allowance **	37	35		39
Total	$72	$69	$14	$75
Agriculture and turf	$54	$53	$11	$57
Construction and forestry	$18	$16	$3	$18

October 28, 2018*
Receivables with specific allowance **	$28	$27	$10	$30
Receivables without a specific allowance **	37	35		41
Total	$65	$62	$10	$71
Agriculture and turf	$50	$48	$9	$54
Construction and forestry	$15	$14	$1	$17

April 29, 2018*
Receivables with specific allowance **	$33	$31	$10	$34
Receivables without a specific allowance **	41	40		43
Total	$74	$71	$10	$77
Agriculture and turf	$52	$51	$9	$54
Construction and forestry	$22	$20	$1	$23

*  Finance income recognized was not material.

** Primarily retail notes.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first six months of 2019, the Company identified 219 financing receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $7 million pre-modification and $7 million post-modification. During the first six months of 2018, there were 253 financing receivable contracts, primarily retail notes, identified as troubled debt restructurings with aggregate balances of $13 million pre-modification and $13 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At April 28, 2019, the Company had commitments to lend approximately $10 million to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,771 million, $2,593 million, and $2,489 million at April 28, 2019, October 28, 2018, and April 29, 2018, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,693 million, $2,520 million, and $2,438 million at April 28, 2019, October 28, 2018, and April 29, 2018, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $671 million, $504 million, and $686 million at April 28, 2019, October 28, 2018, and April 29, 2018, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $631 million, $475 million, and $656 million at April 28, 2019, October 28, 2018, and April 29, 2018, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,477 million, $1,033 million, and $1,383 million at April 28, 2019, October 28, 2018, and April 29, 2018, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,382 million, $965 million, and $1,310 million at April 28, 2019, October 28, 2018, and April 29, 2018, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

April 28
2019
Carrying value of liabilities	$1,382
Maximum exposure to loss	1,477

The total assets of unconsolidated VIEs related to securitizations were approximately $38 billion at April 28, 2019.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	April 28	October 28	April 29
	2019	2018	2018
Financing receivables securitized (retail notes)	$4,826	$4,032	$4,450
Allowance for credit losses	(12)	(10)	(14)
Other assets	105	108	122
Total restricted securitized assets	$4,919	$4,130	$4,558

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	April 28	October 28	April 29
	2019	2018	2018
Short-term securitization borrowings	$4,702	$3,957	$4,401
Accrued interest on borrowings	4	3	3
Total liabilities related to restricted securitized assets	$4,706	$3,960	$4,404

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At April 28, 2019, the maximum remaining term of all securitized retail notes was approximately seven years.

(13)  Inventories

A majority of inventory owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	April 28	October 28	April 29
	2019	2018	2018
Raw materials and supplies	$2,424	$2,233	$2,231
Work-in-process	873	776	900
Finished goods and parts	5,729	4,777	5,208
Total FIFO value	9,026	7,786	8,339
Less adjustment to LIFO value	1,865	1,637	1,450
Inventories	$7,161	$6,149	$6,889

(14)  Goodwill and Other Intangible Assets-Net

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Goodwill at October 29, 2017	$521	$512	$1,033
Acquisitions	25	2,060	2,085
Divestitures		(10)	(10)
Translation adjustments	5	76	81
Goodwill at April 29, 2018	$551	$2,638	$3,189

Goodwill at October 28, 2018	$583	$2,518	$3,101
Translation adjustments	(2)	(74)	(76)
Goodwill at April 28, 2019	$581	$2,444	$3,025

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	April 28	October 28	April 29
	(Years)	2019	2018	2018
Amortized intangible assets:
Customer lists and relationships	16	$528	$542	$590
Technology, patents, trademarks, and other	18	1,059	1,080	1,109
Total at cost		1,587	1,622	1,699
Less accumulated amortization **		234	183	130
Total		1,353	1,439	1,569
Unamortized intangible assets:
In-process research and development		123	123	123
Other intangible assets – net		$1,476	$1,562	$1,692

*  Weighted-averages

** Accumulated amortization at April 28, 2019, October 28, 2018, and April 29, 2018 for customer lists and relationships totaled $62 million, $46 million, and $30 million and technology, patents, trademarks, and other totaled $172 million, $137 million, and $100 million, respectively.

The amortization of other intangible assets in the second quarter and the first six months of 2019 was $29 million and $57 million and for 2018 was $31 million and $44 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2019 – $52, 2020 – $104, 2021 – $103, 2022 – $102, and 2023 – $100.

(15)  Commitments and Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $525 million and $475 million at April 28, 2019 and April 29, 2018, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended		Six Months Ended
	April 28	April 29	April 28	April 29
	2019	2018	2019	2018
Beginning of period balance	$1,687	$1,550	$1,652	$1,468
Payments	(234)	(213)	(462)	(430)
Amortization of premiums received	(56)	(57)	(111)	(113)
Accruals for warranties	256	260	510	453
Premiums received	69	65	134	126
Acquisitions				80
Foreign exchange	(8)	(14)	(9)	7
End of period balance	$1,714	$1,591	$1,714	$1,591

At April 28, 2019, the Company had approximately $315 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere and Wirtgen equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At April 28, 2019, the Company had accrued losses of approximately $12 million under these agreements. The maximum remaining term of the receivables guaranteed at April 28, 2019 was approximately seven years.

At April 28, 2019, the Company had commitments of approximately $411 million for the construction and acquisition of property and equipment. Also, at April 28, 2019, the Company had restricted assets of $93 million, classified as other assets. See Note 12 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $80 million at April 28, 2019. The accrued liability for these contingencies was not material at April 28, 2019.

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

The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	April 28, 2019		October 28, 2018		April 29, 2018
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables – net:
Equipment operations	$102	$95	$93	$91	$76	$74
Financial services	25,768	25,697	26,961	26,722	24,200	23,997
Total	$25,870	$25,792	$27,054	$26,813	$24,276	$24,071

Financing receivables securitized – net:
Equipment operations	$59	$57	$76	$73	$113	$110
Financial services	4,755	4,726	3,946	3,895	4,323	4,273
Total	$4,814	$4,783	$4,022	$3,968	$4,436	$4,383

Short-term securitization borrowings:
Equipment operations	$58	$58	$75	$75	$113	$113
Financial services	4,644	4,653	3,882	3,870	4,288	4,274
Total	$4,702	$4,711	$3,957	$3,945	$4,401	$4,387

Long-term borrowings due within one year:
Equipment operations	$982	$987	$970	$979	$274	$273
Financial services	5,321	5,305	5,427	5,411	6,566	6,559
Total	$6,303	$6,292	$6,397	$6,390	$6,840	$6,832

Long-term borrowings:
Equipment operations	$4,679	$5,110	$4,714	$4,948	$5,537	$5,850
Financial services	23,576	23,805	22,523	22,590	20,742	20,769
Total	$28,255	$28,915	$27,237	$27,538	$26,279	$26,619

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow*:

	April 28	October 28	April 29
	2019	2018	2018
Level 1:
Marketable securities
Equity fund	$58	$46	$46
Fixed income fund			14
U.S. government debt securities	44	44	42
Total Level 1 marketable securities	102	90	102

Level 2:
Marketable securities
U.S. government debt securities	73	67	44
Municipal debt securities	55	46	46
Corporate debt securities	148	140	137
International debt securities	9	2	3
Mortgage-backed securities **	154	137	133
Total Level 2 marketable securities	439	392	363
Other assets
Derivatives:
Interest rate contracts	139	80	87
Foreign exchange contracts	99	83	101
Cross-currency interest rate contracts	2	5	6
Total Level 2 other assets	240	168	194
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	165	350	341
Foreign exchange contracts	48	49	28
Cross-currency interest rate contracts	2		2
Total Level 2 accounts payable and accrued expenses	215	399	371

Level 3:
Marketable securities
International debt securities	4	8	14

* Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds and time deposits.

**  Primarily issued by U.S. government sponsored enterprises.

The contractual maturities of debt securities at April 28, 2019 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$28	$28
Due after one through five years	111	111
Due after five through 10 years	96	97
Due after 10 years	95	97
Mortgage-backed securities	155	154
Debt securities	$485	$487

Fair value, recurring Level 3 measurements from available-for-sale marketable securities in millions of dollars follow:

	Three Months Ended		Six Months Ended
	April 28	April 29	April 28	April 29
	2019	2018	2019	2018
Beginning of period balance	$6	$15	$8	$17
Principal payments	(2)	(1)	(5)	(3)
Other			1
End of period balance	$4	$14	$4	$14

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

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 28, 2019, October 28, 2018, and April 29, 2018 were $2,800 million, $3,050 million, and $1,800 million, respectively. The total notional amounts of the cross-currency interest rate contracts at April 29, 2018 was $11 million. Fair value gains or losses on these cash flow hedges were recorded in OCI and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of gain recorded in OCI at April 28, 2019 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $1 million after-tax. These contracts mature in up to 20 months. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at April 28, 2019, October 28, 2018, and April 29, 2018 were $9,464 million, $8,479 million, and $8,421 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships in millions of dollars follow:

		Cumulative Increase (Decrease) of Fair
		Value Hedging Adjustments Included in
		the Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
April 28, 2019	Hedged Item	Relationships	Relationships	Total
Long-term borrowings due within one year*	$190	$1	$(4)	$(3)
Long-term borrowings	9,169	(31)	(38)	(69)

* Presented in short-term borrowings

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings, purchases or sales of inventory, and below market retail financing programs. The total notional amounts of these interest rate swaps at April 28, 2019, October 28, 2018, and April 29, 2018 were $7,775 million, $8,075 million, and $7,189 million, the foreign exchange contracts were $7,123 million, $6,842 million, and $6,791 million, and the cross-currency interest rate contracts were $98 million, $81 million, and $92 million, respectively. At April 28, 2019, October 28, 2018, and April 29, 2018, there were also $13 million, $66 million, and $123 million, respectively, of interest rate caps purchased and the same amounts sold at the same capped interest rate to facilitate borrowings through securitization of retail notes. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	April 28	October 28	April 29
Other Assets	2019	2018	2018
Designated as hedging instruments:
Interest rate contracts	$105	$29	$34
Cross-currency interest rate contracts			3
Total designated	105	29	37

Not designated as hedging instruments:
Interest rate contracts	34	51	53
Foreign exchange contracts	99	83	101
Cross-currency interest rate contracts	2	5	3
Total not designated	135	139	157

Total derivative assets	$240	$168	$194

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$125	$321	$316
Total designated	125	321	316

Not designated as hedging instruments:
Interest rate contracts	40	29	25
Foreign exchange contracts	48	49	28
Cross-currency interest rate contracts	2		2
Total not designated	90	78	55

Total derivative liabilities	$215	$399	$371

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	April 28	April 29	April 28	April 29
	2019	2018	2019	2018
Fair Value Hedges:
Interest rate contracts - Interest expense	$141	$(118)	$274	$(254)

Cash Flow Hedges:
Recognized in OCI
Interest rate contracts - OCI (pretax) *	(6)	6	(14)	14
Foreign exchange contracts - OCI (pretax) *		1		1

Reclassified from OCI
Interest rate contracts - Interest expense *	3	1	5	1

Not Designated as Hedges:
Interest rate contracts - Net sales	$(7)		$(17)
Interest rate contracts - Interest expense *	(10)	$(5)	(18)
Foreign exchange contracts - Cost of sales	12	36	7	$(12)
Foreign exchange contracts - Other operating *	80	164	100	(52)
Total not designated	$75	$195	$72	$(64)

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at April 28, 2019, October 28, 2018, and April 29, 2018, was $166 million, $350 million, and $344 million, respectively. In accordance with the limits established in these agreements, the Company received $1 million in cash collateral at April 28, 2019. The Company posted $59 million and $32 million in cash collateral at October 28, 2018 and April 29, 2018 respectively.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting	Collateral
April 28, 2019	Recognized	Arrangements	Received	Net Amount
Assets	$240	$(99)	$(1)	$140
Liabilities	215	(99)		116

	Gross Amounts	Netting	Collateral
October 28, 2018	Recognized	Arrangements	Paid	Net Amount
Assets	$168	$(65)		$103
Liabilities	399	(65)	$(59)	275

	Gross Amounts	Netting	Collateral
April 29, 2018	Recognized	Arrangements	Paid	Net Amount
Assets	$194	$(74)		$120
Liabilities	371	(74)	$(32)	265

(18)  Stock Option and Restricted Stock Awards

In December 2018, the Company granted stock options to employees for the purchase of 402 thousand shares of common stock at an exercise price of $148.14 per share and a binomial lattice model fair value of $46.96 per share at the grant date. At April 28, 2019, options for 8.0 million shares were outstanding with a weighted-average exercise price of $91.38 per share. The Company also granted 429 thousand restricted stock units to employees and non-employee directors in the first six months of 2019, of which 337 thousand are subject to service based only conditions and 92 thousand are subject to performance/service based conditions. The weighted-average fair value of the service based only units at the grant date was $149.09 per unit based on the market price of a share of underlying common stock. The weighted-average fair value of the performance/service based units at the grant date was $140.49 per unit based on the market price of a share of underlying common stock excluding dividends. At April 28, 2019, the Company was authorized to grant an additional 8.3 million shares related to stock option and restricted stock awards.

(19)  Acquisitions

In September 2018, the Company acquired PLA, a privately held manufacturer of sprayers, planters, and specialty products for agriculture. PLA is based in Argentina, with manufacturing facilities in Las Roses, Argentina and Canoas, Brazil. The total cash purchase price before the final adjustment, net of cash acquired of $1 million, was $74 million with $4 million retained by the Company as escrow to secure indemnity obligations. In addition to the cash purchase price, the Company assumed $29 million of liabilities. The preliminary asset and liability fair values at the acquisition date in millions of dollars follow:

September 2018
Trade accounts and notes receivable	$3
Other receivables	14
Inventories	18
Property and equipment	1
Goodwill	44
Other intangible assets	22
Other assets	1
Total assets	$103

Short-term borrowings	$8
Accounts payable and accrued expenses	17
Deferred income taxes	4
Total liabilities	$29

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

(20) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended April 28, 2019 and April 29, 2018
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2019	2018	2019	2018
Net Sales and Revenues
Net sales	$10,272.8	$9,747.0
Finance and interest income	25.1	27.8	$909.7	$812.5
Other income	213.6	202.9	72.4	64.9
Total	10,511.5	9,977.7	982.1	877.4

Costs and Expenses
Cost of sales	7,755.1	7,333.8
Research and development expenses	457.1	415.2
Selling, administrative and general expenses	795.2	799.5	153.6	141.5
Interest expense	43.5	78.2	311.7	231.2
Interest compensation to Financial Services	92.4	80.6
Other operating expenses	67.1	66.7	344.5	324.7
Total	9,210.4	8,774.0	809.8	697.4

Income of Consolidated Group before Income Taxes	1,301.1	1,203.7	172.3	180.0
Provision for income taxes	291.4	100.8	52.1	76.3
Income of Consolidated Group	1,009.7	1,102.9	120.2	103.7

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	120.7	104.1	.5	.4
Other	5.9	2.7
Total	126.6	106.8	.5	.4
Net Income	1,136.3	1,209.7	120.7	104.1
Less: Net income attributable to noncontrolling interests	1.4	1.4
Net Income Attributable to Deere & Company	$1,134.9	$1,208.3	$120.7	$104.1

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Six Months Ended April 28, 2019 and April 29, 2018
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2019	2018	2019	2018
Net Sales and Revenues
Net sales	$17,213.7	$15,721.0
Finance and interest income	48.5	39.4	$1,775.9	$1,589.4
Other income	428.5	399.3	132.9	127.7
Total	17,690.7	16,159.7	1,908.8	1,717.1

Costs and Expenses
Cost of sales	13,187.2	12,038.8
Research and development expenses	863.8	772.0
Selling, administrative and general expenses	1,439.7	1,390.2	274.9	257.7
Interest expense	115.0	174.2	598.8	425.3
Interest compensation to Financial Services	161.5	142.2
Other operating expenses	138.5	138.9	669.5	635.9
Total	15,905.7	14,656.3	1,543.2	1,318.9

Income of Consolidated Group before Income Taxes	1,785.0	1,503.4	365.6	398.2
Provision (credit) for income taxes	435.5	1,364.7	92.0	(130.0)
Income of Consolidated Group	1,349.5	138.7	273.6	528.2

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	274.6	529.4	1.0	1.2
Other	11.8	6.8
Total	286.4	536.2	1.0	1.2
Net Income	1,635.9	674.9	274.6	529.4
Less: Net income attributable to noncontrolling interests	2.5	1.7
Net Income Attributable to Deere & Company	$1,633.4	$673.2	$274.6	$529.4

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	April 28	October 28	April 29	April 28	October 28	April 29
	2019	2018	2018	2019	2018	2018
Assets
Cash and cash equivalents	$2,893.4	$3,194.8	$2,988.9	$590.3	$709.2	$1,212.5
Marketable securities	6.9	8.2	16.9	538.2	481.9	462.4
Receivables from unconsolidated subsidiaries and affiliates	1,091.6	1,700.4	1,668.0
Trade accounts and notes receivable – net	1,607.8	1,373.7	1,515.9	7,554.2	4,906.4	6,436.0
Financing receivables – net	101.8	93.1	75.7	25,768.5	26,961.0	24,199.8
Financing receivables securitized – net	58.9	76.1	113.1	4,754.7	3,945.3	4,323.2
Other receivables	1,325.3	1,009.7	1,273.3	166.2	775.7	190.1
Equipment on operating leases – net				7,039.9	7,165.4	6,723.1
Inventories	7,160.9	6,148.9	6,888.9
Property and equipment – net	5,711.9	5,820.6	5,696.0	45.2	46.9	46.9
Investments in unconsolidated subsidiaries and affiliates	5,186.8	5,231.2	4,915.9	15.6	15.2	15.3
Goodwill	3,024.9	3,100.7	3,188.7
Other intangible assets – net	1,475.9	1,562.4	1,692.2
Retirement benefits	1,325.3	1,241.5	617.9	57.4	56.8	15.0
Deferred income taxes	1,574.9	1,502.6	2,065.5	72.8	69.4	76.4
Other assets	1,235.1	1,132.8	1,186.3	636.7	587.1	577.3
Total Assets	$33,781.4	$33,196.7	$33,903.2	$47,239.7	$45,720.3	$44,278.0

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$1,336.9	$1,434.0	$659.1	$10,424.9	$9,627.4	$10,235.5
Short-term securitization borrowings	58.3	75.6	113.2	4,643.9	3,881.7	4,287.9
Payables to unconsolidated subsidiaries and affiliates	199.5	128.9	145.7	1,057.5	1,678.7	1,633.7
Accounts payable and accrued expenses	9,470.7	9,382.5	9,265.7	1,812.6	2,055.7	2,030.8
Deferred income taxes	460.9	496.8	462.9	661.5	823.0	523.2
Long-term borrowings	4,678.8	4,713.9	5,536.5	23,576.6	22,523.5	20,742.1
Retirement benefits and other liabilities	5,638.0	5,659.8	7,285.5	95.1	91.2	95.6
Total liabilities	21,843.1	21,891.5	23,468.6	42,272.1	40,681.2	39,548.8

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	14.3	14.0	14.6

Stockholders’ Equity
Common stock, $1 par value (issued shares at April 28, 2019 – 536,431,204)	4,559.1	4,474.2	4,423.4	2,106.9	2,099.5	2,099.1
Common stock in treasury	(16,738.5)	(16,311.8)	(15,425.9)
Retained earnings	28,708.8	27,553.0	25,586.0	3,227.5	3,257.2	2,872.4
Accumulated other comprehensive income (loss)	(4,609.9)	(4,427.6)	(4,173.2)	(366.8)	(317.6)	(242.3)
Total Deere & Company stockholders’ equity	11,919.5	11,287.8	10,410.3	4,967.6	5,039.1	4,729.2
Noncontrolling interests	4.5	3.4	9.7
Total stockholders’ equity	11,924.0	11,291.2	10,420.0	4,967.6	5,039.1	4,729.2
Total Liabilities and Stockholders’ Equity	$33,781.4	$33,196.7	$33,903.2	$47,239.7	$45,720.3	$44,278.0

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Six Months Ended April 28, 2019 and April 29, 2018
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2019	2018	2019	2018
Cash Flows from Operating Activities
Net income	$1,635.9	$674.9	$274.6	$529.4
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	4.5	9.2	32.1	17.6
Provision for depreciation and amortization	525.2	483.8	557.3	529.3
Gain on sales of businesses		(13.2)
Undistributed earnings of unconsolidated subsidiaries and affiliates	29.8	(93.8)	(.8)	(1.0)
Provision (credit) for deferred income taxes	(117.7)	934.5	(164.5)	(330.2)
Changes in assets and liabilities:
Trade receivables and Equipment Operations' financing receivables	(271.1)	(188.5)
Inventories	(1,086.2)	(1,439.5)
Accounts payable and accrued expenses	247.4	578.0	53.0	84.2
Accrued income taxes payable/receivable	(344.1)	147.4	501.1	5.6
Retirement benefits	16.6	62.7	3.7	4.9
Other	67.7	(104.5)	99.6	71.9
Net cash provided by operating activities	708.0	1,051.0	1,356.1	911.7

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			9,893.7	9,486.7
Proceeds from maturities and sales of marketable securities	5.3	3.6	25.0	20.2
Proceeds from sales of equipment on operating leases			823.4	748.6
Proceeds from sales of businesses, net of cash sold		55.0
Cost of receivables acquired (excluding trade and wholesale)			(9,422.9)	(8,918.8)
Acquisitions of businesses, net of cash acquired		(5,171.1)
Purchases of marketable securities	(2.0)		(57.6)	(62.8)
Purchases of property and equipment	(489.9)	(351.6)	(1.0)	(.6)
Cost of equipment on operating leases acquired			(1,340.5)	(1,409.3)
Increase in trade and wholesale receivables			(3,028.1)	(2,293.8)
Other	(51.3)	44.2	19.5	(52.6)
Net cash used for investing activities	(537.9)	(5,419.9)	(3,088.5)	(2,482.4)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(130.7)	(67.1)	1,701.1	266.2
Change in intercompany receivables/payables	610.8	(641.6)	(610.8)	641.6
Proceeds from long-term borrowings	120.3	107.1	4,111.9	3,970.6
Payments of long-term borrowings	(157.5)	(85.3)	(3,269.3)	(2,803.4)
Proceeds from issuance of common stock	94.7	198.6
Repurchases of common stock	(480.4)	(60.6)
Dividends paid	(462.3)	(386.9)	(312.2)	(439.1)
Other	(36.1)	(25.5)	(12.1)	(18.5)
Net cash provided by (used for) financing activities	(441.2)	(961.3)	1,608.6	1,617.4

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(26.9)	152.3	(7.9)	(6.4)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(298.0)	(5,177.9)	(131.7)	40.3
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,201.8	8,174.4	813.5	1,292.4
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,903.8	$2,996.5	$681.8	$1,332.7

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to be about the same to 5 percent higher for 2019. Full year 2019 industry sales in the European Union (EU) 28 nations are forecast to be about the same. South American industry sales of tractors and combines are projected to be about the same to 5 percent higher. Asian sales are forecast to be about the same or decrease slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher for 2019. The Company’s agriculture and turf segment sales increased 3 percent in the second quarter and 6 percent for the first six months. These sales are forecast to increase about 2 percent for fiscal year 2019. Construction equipment markets reflect generally positive fundamentals and economic growth worldwide. In forestry, global industry sales are expected to be about the same to 5 percent higher. The Company’s construction and forestry segment sales increased 11 percent in the second quarter and 19 percent for the first six months. These sales are forecast to increase about 11 percent in 2019, with two additional months of Wirtgen adding 4 percent to segment sales. Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $600 million in 2019.

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

The Company produced solid results for the second quarter despite uncertain conditions in the agricultural sector. Concerns about export market access, near-term demand for commodities, and a delayed planting season in much of North America are causing farmers to become much more cautious about major purchases. Overall economic conditions remain positive and along with a growing customer base have contributed to strong results from the construction and forestry business. The conditions in the agricultural sector have led the Company to adopt a more cautious financial outlook for the year with plans to reduce production levels below retail sales for the second half of the year. The Company’s long-term strategies remain on track. The global customer base continues to expand and the Company is encouraged by the market’s positive response to its products and services.

2019 Compared with 2018

The following table provides the net income attributable to Deere & Company in millions of dollars and diluted earnings per share in dollars:

	Three Months Ended		Six Months Ended
	April 28	April 29	April 28	April 29
	2019	2018	2019	2018
Net income attributable to Deere & Company	$1,135	$1,208	$1,633	$673
Diluted earnings per share	3.52	3.67	5.07	2.05

Net income was favorably affected by $174 million in the second quarter of 2018 and unfavorably affected by $803 million for the six-month period ended April 29, 2018 due to discrete adjustments to the provision for income taxes related to tax reform (see Note 9).

The worldwide net sales and revenue, price realization, and the effect of currency translation for worldwide, U.S. and Canada, and outside U.S. and Canada in millions of dollars follows:

	Three Months Ended			Six Months Ended
	April 28	April 29%		April 28	April 29%
	2019	2018	Change	2019	2018	Change
Worldwide net sales and revenues	$11,342	$10,720	+6	$19,326	$17,633	+10
Worldwide equipment operations net sales	10,273	9,747	+5	17,214	15,721	+9
Price realization			+4			+4
Currency translation (unfavorable)			-4			-3
Wirtgen - two additional months						+3

U.S. and Canada equipment operations net sales	6,132	5,452	+12	10,255	8,917	+15
Wirtgen - two additional months						+1

Outside U.S. and Canada equipment operations net sales	4,141	4,295	-4	6,959	6,804	+2
Currency translation (unfavorable)			-8			-7
Wirtgen - two additional months						+5

The Company’s equipment operations operating profit and net income and financial services operations net income follow in millions of dollars:

	Three Months Ended			Six Months Ended
	April 28	April 29%		April 28	April 29%
	2019	2018	Change	2019	2018	Change
Equipment operations operating profit	$1,366	$1,315	+4	$1,943	$1,734	+12
Equipment operations net income	1,010	1,103	-8	1,350	139	+871
Financial services net income	121	104	+16	275	529	-48

The discussion on net sales and operating profit are included in the Business Segment Results below. The equipment operations’ 2018 net income included a discrete income tax benefit of $207 million for the second quarter and a discrete income tax expense of $1,032 million for the first six months related to tax reform. Financial services’ 2018 net income was affected by an unfavorable discrete income tax expense of $33 million for the second quarter and a discrete income tax benefit of $229 million for the first six months.

Business Segment Results

Agriculture and Turf. The agriculture and turf segment results in millions of dollars follow:

	Three Months Ended			Six Months Ended
	April 28	April 29%		April 28	April 29%
	2019	2018	Change	2019	2018	Change
Net sales	$7,282	$7,049	+3	$11,963	$11,292	+6
Operating profit	1,019	1,056	-4	1,367	1,443	-5
Operating margin	14.0%	15.0%		11.4%	12.8%

Segment sales for the quarter and first six months increased due to higher shipment volumes and price realization, partially offset by the unfavorable effects of currency translation. Operating profit declined for both periods mainly due to higher production costs, the unfavorable effects of foreign currency exchange, and higher research and development expenses, partially offset by price realization and higher shipment volumes.

Construction and Forestry. The construction and forestry segment results in millions of dollars follow:

	Three Months Ended			Six Months Ended
	April 28	April 29%		April 28	April 29%
	2019	2018	Change	2019	2018	Change
Net sales	$2,991	$2,698	+11	$5,251	$4,429	+19
Operating profit	347	259	+34	576	291	+98
Operating margin	11.6%	9.6%		11.0%	6.6%

Segment sales increased for the quarter and first six months due to higher shipment volumes and price realization, partially offset by the unfavorable effects of currency translation. Additionally, the inclusion of Wirtgen’s sales for two additional months accounted for about 9 percent of the increase in net sales year to date. Wirtgen’s operating profit for the second quarter and first six months was $102 million and $116 million compared with operating profit of $41 million and an operating loss of $51 million for the corresponding periods last year. Excluding Wirtgen, the improvement in Construction and Forestry results for both periods was primarily driven by price realization and higher shipment volumes, partially offset by higher production costs and a less favorable product mix.

Financial Services. The financial services segment revenue, interest expense, and operating profit in millions of dollars, along with the ratio of earnings to fixed charges follow:

	Three Months Ended			Six Months Ended
	April 28	April 29%		April 28	April 29%
	2019	2018	Change	2019	2018	Change
Revenue (including intercompany revenue)	$982	$877	+12	$1,909	$1,717	+11
Interest expense	312	231	+35	599	425	+41
Operating profit	170	179	-5	362	396	-9
Consolidated ratio of earnings to fixed charges	1.55	1.79	-13	1.61	1.95	-17

Operating profit decreased due to less favorable financing spreads and a higher provision for credit losses, partially offset by income earned on a higher average portfolio. The average balance of receivables and leases financed was 8 percent higher in the second quarter and 7 percent higher in the first six months of 2019, compared with the same periods last year. Interest expense increased in the second quarter and first six months of 2019 primarily as a result of higher average borrowing rates and higher average borrowings.

The cost of sales to net sales ratio and other significant statement of consolidated income changes not previously discussed follow:

	Three Months Ended			Six Months Ended
	April 28	April 29%		April 28	April 29%
	2019	2018	Change	2019	2018	Change
Cost of sales to net sales	75.5%	75.2%		76.6%	76.6%

Research and development expenses	$457	$415	+10	$864	$772	+12
Selling, administrative and general expenses	947	939	+1	1,711	1,644	+4
Other operating expenses	360	345	+4	711	688	+3

The cost of sales to net sales ratio increased in the second quarter due to higher production costs, the unfavorable effects of foreign currency exchange, and less favorable product mix, partially offset by price realization. The ratio was the same for the first six months as price realization largely offset higher production costs, the unfavorable effects of foreign currency exchange, and less favorable product mix. Research and development expenses increased in both periods primarily as a result of spending to support new, advanced products. Selling, administrative and general expenses were approximately the same in the second quarter with a higher provision for credit losses largely offset by the favorable effects of foreign currency translation. These expenses increased in the first six months primarily as a result of the effect of acquisitions and a higher provision for credit losses, partially offset by the favorable effects of foreign currency translation. Other operating expenses increased in both periods primarily due to the unfavorable effects of foreign currency exchange and higher depreciation on operating leases, partially offset by lower pension and postretirement benefit costs excluding the service cost component.

Market Conditions and Outlook

Company equipment sales are projected to increase by about 5 percent for fiscal 2019 compared with 2018. Included in the forecast are Wirtgen results for the full fiscal year of 2019 compared with 10 months in 2018. This adds about 1 percent to the Company’s net sales for the current year. Also included in the forecast is a negative foreign currency translation effect of about 3 percent for the year. Net sales and revenues are projected to increase about 5 percent for fiscal 2019. Net income attributable to Deere & Company is forecast to be about $3,300 million.

Agriculture and Turf. The Company’s worldwide sales of agriculture and turf equipment are forecast to increase by about 2 percent for fiscal year 2019, including a negative currency translation effect of about 3 percent. Industry sales of agricultural equipment in the U.S. and Canada are forecast to be about the same to 5 percent higher, while industry sales in the EU28 member nations are forecast to be about the same. South American industry sales of tractors and combines are forecast to be about the same to 5 percent higher benefiting from strength in Brazil. Asian sales are forecast to be about the same to down slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher for 2019.

Construction and Forestry. The Company’s worldwide sales of construction and forestry equipment are anticipated to increase about 11 percent for 2019, with foreign currency rates having an unfavorable translation effect of about 2 percent. The forecast includes a full year of Wirtgen sales, versus 10 months in fiscal 2018, with the two additional months adding about 4 percent to division sales for the year. The outlook reflects generally positive fundamentals and economic growth worldwide. In forestry, global industry sales are expected to be about the same to 5 percent higher mainly as a result of improved demand in EU28 countries and Russia.

Financial Services. Fiscal year 2019 net income attributable to Deere & Company for the financial services segment is expected to be approximately $600 million. Excluding the 2018 benefit from tax reform, forecasted net income is about the same with the expected benefit of a higher average portfolio, largely offset by a higher provision for credit losses, less favorable financing spreads, and higher selling, administrative and general expenses.

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

The Company’s agricultural equipment business is subject to a number of uncertainties including the factors that affect farmers’ confidence and financial condition. These factors include demand for agricultural products, world grain stocks, weather conditions, soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, trade restrictions and tariffs, global trade agreements (e.g., the North American Free Trade Agreement), the level of farm product exports (including concerns about genetically modified organisms), the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of governments, changes in government farm programs and policies, international reaction to such programs, changes in and effects of crop insurance programs, changes in environmental regulations and their impact on farming practices, animal diseases (e.g., African swine fever) and their effects on poultry, beef and pork consumption and prices and on livestock feed demand, and crop pests and diseases.

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

Consolidated

Negative cash flows from consolidated operating activities in the first six months of 2019 were $1,495 million. This cash outflow resulted primarily from a seasonal increase in receivables related to sales and inventories, along with an increase in overall demand, and a decrease in accounts payable and accrued expenses, partially offset by net income adjusted for non-cash provisions, a change in accrued income taxes payable/receivable, and a change in net retirement benefits. Cash outflows from investing activities were $372 million in the first six months of 2019, primarily due to purchases of property and equipment of $491 million and purchases of marketable securities exceeding proceeds from maturities and sales by $29 million. Partially offsetting these cash outflows were cash inflows from collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $188 million. Positive cash flows from financing activities were $1,472 million in the first six months of 2019 primarily due to an increase in borrowings of $2,376 million and proceeds from issuance of common stock of $95 million (resulting from the exercise of stock options), partially offset by repurchases of common stock of $480 million and dividends paid of $462 million. Cash, cash equivalents, and restricted cash decreased $430 million during the first six months of this year.

Negative cash flows from consolidated operating activities in the first six months of 2018 were $1,220 million. This cash outflow resulted primarily from a seasonal increase in inventories and trade receivables, along with an increase in overall demand, partially offset by net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, a change in accrued income taxes payable/receivable, and a change in net retirement benefits. Cash outflows from investing activities were $5,159 million in the first six months of 2018, primarily due to acquisitions of businesses, net of cash acquired, of $5,171 million, purchases of property and equipment of $352 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $39 million. Partially offsetting these cash outflows were cash inflows from the collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $422 million and the proceeds from the sales of businesses and affiliates, net of cash sold, of $55 million. Positive cash flows from financing activities were $1,095 million in the first six months of 2018 primarily due to an increase in borrowings of $1,388 million and proceeds from issuance of common stock of $199 million (resulting from the exercise of stock options), partially offset by dividends paid of

$387 million and repurchases of common stock of $61 million. Cash, cash equivalents, and restricted cash decreased $5,138 million during the first six months of 2018.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at April 28, 2019, October 28, 2018, and April 29, 2018 was $4,875 million, $3,857 million, and $3,481 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,029 million, $4,394 million, and $4,681 million, respectively. The total cash and cash equivalents and marketable securities held by foreign subsidiaries was $2,252 million, $2,433 million, and $2,306 million at April 28, 2019, October 28, 2018, and April 29, 2018, respectively.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,384 million at April 28, 2019, $2,925 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at April 28, 2019 was a 364-day credit facility agreement of $2,800 million expiring in fiscal April 2020. In addition, total credit lines included long-term credit facility agreements of $2,500 million expiring in April 2023 and $2,500 million expiring in April 2024. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at April 28, 2019 was $13,263 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $24,632 million at April 28, 2019. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $2,515 million during the first six months of 2019, primarily due to a seasonal increase and higher shipment volumes. These receivables increased $1,008 million, compared to a year ago, primarily due to higher shipment volumes, partially offset by foreign currency translation. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 22 percent at April 28, 2019, compared to 15 percent at October 28, 2018 and 22 percent at April 29, 2018. Agriculture and turf trade receivables increased $429 million and construction and forestry trade receivables increased $579 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at April 28, 2019, 2 percent at October 28, 2018, and 1 percent at April 29, 2018.

Deere & Company stockholders’ equity was $11,920 million at April 28, 2019, compared with $11,288 million at October 28, 2018 and $10,410 million at April 29, 2018. The increase of $632 million during the first six months of 2019 resulted primarily from net income attributable to Deere & Company of $1,633 million, an increase in common stock of $85 million, and a change in the retirement benefits adjustment of $69 million, partially offset by dividends declared of $485 million, an increase in treasury stock of $427 million, and a change in the cumulative translation adjustment of $244 million.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first six months of 2019 was $708 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions and an increase in accounts payable and accrued expenses. Partially offsetting these operating cash inflows were cash outflows from a seasonal increase in inventories and trade receivables, along with an increase in overall demand, and a change in accrued income taxes payable/receivable. Cash, cash equivalents, and restricted cash decreased $298 million in the first six months of 2019.

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first six months of 2018 was $1,051 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, a change in accrued income taxes payable/receivable, and a change in net retirement benefits. Partially offsetting these operating cash inflows were cash outflows from a seasonal increase in inventories and trade receivables, along with an increase in overall demand. Cash, cash equivalents, and restricted cash decreased $5,178 million in the first six months of 2018, primarily due to the Wirtgen acquisition of $5,130 million.

Trade receivables held by the equipment operations increased $234 million during the first six months and increased $92 million from a year ago. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $1,012 million during the first six months, primarily due to a seasonal increase and higher production volumes based on increased demand, partially offset by foreign currency translation. Inventories increased by $272 million compared to a year ago, primarily due to higher production volumes based on increased demand, partially offset by foreign currency translation. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 13), which approximates current cost, to the last 12 months’ cost of sales were 34 percent at April 28, 2019, compared to 30 percent at October 28, 2018 and 37 percent at April 29, 2018.

Total interest-bearing debt of the equipment operations was $6,074 million at April 28, 2019, compared with $6,224 million at October 28, 2018 and $6,309 million at April 29, 2018. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 34 percent, 36 percent, and 38 percent at April 28, 2019, October 28, 2018, and April 29, 2018, respectively.

Property and equipment cash expenditures for the equipment operations in the first six months of 2019 were $490 million, compared with $352 million in the same period last year. Capital expenditures for the equipment operations in 2019 are estimated to be approximately $1,150 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

During the first six months of 2019, the cash provided by operating activities and financing activities was used primarily to increase trade and wholesale receivables. Cash flows provided by operating activities, including intercompany cash flows, were $1,356 million in the first six months. Cash used for investing activities totaled $3,089 million in the first six months of 2019 primarily due to an increase in trade and wholesale receivables of $3,028 million and the cost of receivables (excluding trade and wholesale) and the cost of equipment on operating leases acquired exceeding the collection of these receivables and proceeds from sales of equipment on operating leases by $46 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $33 million. Cash provided by financing activities totaled $1,609 million, resulting primarily from an increase in external borrowings of $2,544 million, partially offset by a decrease in borrowings from Deere & Company of $611 million and dividends paid to Deere & Company of $312 million. Cash, cash equivalents, and restricted cash decreased $132 million in the first six months of 2019.

During the first six months of 2018, the cash provided by operating activities and financing activities was used primarily to increase trade and wholesale receivables. Cash flows provided by operating activities, including intercompany cash flows, were $912 million in the first six months of 2018. Cash used for investing activities totaled $2,482 million in the first six months of 2018 primarily due to an increase in trade and wholesale receivables of $2,294 million and the cost of receivables (excluding trade and wholesale) and equipment on operating leases acquired exceeding the collection of these receivables and proceeds from sales of equipment on operating leases by $93 million. Cash provided by financing activities totaled $1,617 million, resulting primarily from an increase in external borrowings of $1,433 million and an increase in borrowings from Deere & Company of $642 million, partially offset by dividends paid to Deere & Company of $439 million. Cash, cash equivalents, and restricted cash increased $40 million in the first six months of 2018.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases. Total receivables and leases increased $2,139 million during the first six months of 2019 and increased $3,435 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 4 percent higher in the first six months of 2019, compared with the same period last year, as volumes of retail notes and revolving charge accounts were higher, while volumes of operating and financing leases were lower. The amount of total trade receivables and wholesale notes increased compared to both October 28, 2018 and April 29, 2018. Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $45,124 million at April 28, 2019, compared with $42,985 million at October 28, 2018 and $41,691 million at April 29, 2018.

Total external interest-bearing debt of the financial services operations was $38,645 million at April 28, 2019, compared with $36,033 million at October 28, 2018 and $35,266 million at April 29, 2018. Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 8.0 to 1 at April 28, 2019, compared with 7.5 to 1 at October 28, 2018 and 7.8 to 1 at April 29, 2018.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 12). At April 28, 2019, this facility had a total capacity, or “financing limit,” of $3,500 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At April 28, 2019, $1,953 million of secured short-term borrowings was outstanding under the agreement.

In the first six months of 2019, the financial services operations issued $2,259 million and retired $1,496 million of retail note securitization borrowings. In addition, during the first six months of 2019, the financial services operations issued $4,112 million and retired $3,269 million of long-term borrowings, which were primarily medium-term notes.

Dividends

The Company’s Board of Directors at its meeting on May 29, 2019 declared a quarterly dividend of $.76 per share payable August 1, 2019, to stockholders of record on June 28, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of April 28, 2019, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, and trademark matters. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that the Company reasonably believes could exceed $100,000. The following matters are disclosed solely pursuant to that requirement: (a) on March 19, 2018, the Secretaria de Estado de Meio Ambiente e Desenvolvimento Sustentável in Minas Gerais, Brazil issued a fine of approximately $105,000 at current exchange rates against John Deere Equipamentos do Brasil in connection with an oil spill that occurred after an April 2016 roadway accident involving a Company truck; an administrative defense has been filed to cancel the fine; and (b) on October 3, 2018, the Provincia Santa Fe Ministerio de Medio Ambiente issued a Notice of Violation to Industrias John Deere Argentina in connection with alleged groundwater contamination at the site; the Company continues to work with the appropriate authorities to implement corrective actions to remediate the site. The Company believes the reasonably possible range of losses for these and other unresolved legal actions would not have a material effect on its financial statements. As reported previously, after self-reporting to the Iowa Department of Natural Resources, the Company received a Notice of Violation alleging that one Iowa facility location exceeded permitted emission limits. On April 23, 2019, an Iowa state court approved a settlement between the Company and the State of Iowa for $1 million.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of 2019 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Jan 28 to Feb 24	403	$161.89	403	12.8
Feb 25 to Mar 24	849	160.62	849	12.0
Mar 25 to Apr 28	834	161.70	834	11.2
Total	2,086		2,086
(1)

During the second quarter of 2019, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under these plans was based on the end of the second quarter closing share price of $165.01 per share. At the end of the second quarter of 2019, $1,848 million of common stock remained to be purchased under the plans.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Subsidiary merger ratification

The Company merged the following wholly owned subsidiary corporations with and into the Company effective on the following dates pursuant to Section 253 of the General Corporation Law of the State of Delaware (the “DGCL”): John Deere Commercial Worksite Products, Inc., effective on June 10, 2010; Rainbow RT, Inc., effective on November 23, 2010; John Deere Vehicle Group, Inc., effective on March 15, 2012; Great Dane Power Equipment, Inc., effective on March 15, 2012; John Deere Golf Technologies, Inc., effective on June 15, 2012; John Deere Consumer Products, Inc., effective on June 28, 2013; Deere Transition Corporation, effective on June 28, 2013; and John Deere Coffeyville Works Inc., effective on November 1, 2015 (collectively, the “Corporation Mergers”). The Company merged the following wholly owned subsidiary limited liability companies with and into the Company effective on the following dates pursuant to Sections 264 and 251(f) of the DGCL: John Deere Holding Mexico LLC, effective on June 15, 2012; John Deere Holding Spain LLC, effective on June 15, 2012; and John Deere Paton LLC, effective on October 31, 2014 (the “LLC Mergers” and together with the Corporation Mergers, the “Mergers”). The Board of Directors of the Company may not have adopted resolutions authorizing and approving each of the Mergers in accordance with the DGCL.

On February 27, 2019, the Board of Directors of the Company approved the ratification of each of the Mergers pursuant to Section 204 of the DGCL. On May 2, 2019, certificates of validation in respect of the ratification of each of the Mergers were filed with the Secretary of State of the State of Delaware, whereupon the ratification thereof became effective. Any claim that any of the Mergers is void or voidable due to the potential failure of the Board of Directors of the Company to adopt resolutions authorizing and approving the Mergers in accordance with the DGCL, or that the Delaware Court of Chancery should declare in its discretion that the ratification thereof in accordance with Section 204 of the DGCL not be effective or be effective only on certain conditions, must be brought within 120 days from the later of (i) the validation effective time (which validation effective time is May 2, 2019) and (ii) the giving of this notice (which is deemed given on the date that this Form 10-Q is filed with the Securities and Exchange Commission).

Item 6.  Exhibits

Certain instruments relating to long-term borrowings constituting less than 10% of the registrant’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

3.1	Certificate of Incorporation, as amended (Exhibit 3.1 to Form 8-K of registrant dated February 26, 2010*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-Q of registrant dated February 27, 2019*)

10.1

2023 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated April 1, 2019

10.2

2024 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated April 1, 2019

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

DEERE & COMPANY

Date:	May 30, 2019	By:	/s/ Ryan D. Campbell
Ryan D. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)