Form 10-Q
period 2019-07-28
DEERE & CO
filed 2019-08-29
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2019

or

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

Yes ☐ No ☒

At July 28, 2019, 314,872,834 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended July 28, 2019 and July 29, 2018
(In millions of dollars and shares except per share amounts) Unaudited
	2019	2018
Net Sales and Revenues
Net sales	$8,969	$9,286
Finance and interest income	884	786
Other income	183	236
Total	10,036	10,308

Costs and Expenses
Cost of sales	6,870	7,152
Research and development expenses	431	416
Selling, administrative and general expenses	896	913
Interest expense	374	291
Other operating expenses	352	346
Total	8,923	9,118

Income of Consolidated Group before Income Taxes	1,113	1,190
Provision for income taxes	221	289
Income of Consolidated Group	892	901
Equity in income of unconsolidated affiliates	7	10
Net Income	899	911
Less: Net income attributable to noncontrolling interests		1
Net Income Attributable to Deere & Company	$899	$910

Per Share Data
Basic	$2.84	$2.81
Diluted	$2.81	$2.78

Average Shares Outstanding
Basic	315.9	323.5
Diluted	319.8	328.0

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended July 28, 2019 and July 29, 2018
(In millions of dollars) Unaudited
	2019	2018

Net Income	$899	$911

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	15	40
Cumulative translation adjustment	26	(421)
Unrealized loss on derivatives	(22)	(1)
Unrealized gain on debt securities	10	1
Other Comprehensive Income (Loss), Net of Income Taxes	29	(381)

Comprehensive Income of Consolidated Group	928	530
Less: Comprehensive income attributable to noncontrolling interests
Comprehensive Income Attributable to Deere & Company	$928	$530

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended July 28, 2019 and July 29, 2018
(In millions of dollars and shares except per share amounts) Unaudited
	2019	2018
Net Sales and Revenues
Net sales	$26,182	$25,007
Finance and interest income	2,537	2,263
Other income	643	672
Total	29,362	27,942

Costs and Expenses
Cost of sales	20,056	19,190
Research and development expenses	1,295	1,188
Selling, administrative and general expenses	2,607	2,557
Interest expense	1,078	881
Other operating expenses	1,063	1,034
Total	26,099	24,850

Income of Consolidated Group before Income Taxes	3,263	3,092
Provision for income taxes	748	1,524
Income of Consolidated Group	2,515	1,568
Equity in income of unconsolidated affiliates	20	18
Net Income	2,535	1,586
Less: Net income attributable to noncontrolling interests	3	2
Net Income Attributable to Deere & Company	$2,532	$1,584

Per Share Data
Basic	$7.98	$4.90
Diluted	$7.87	$4.82

Average Shares Outstanding
Basic	317.3	323.4
Diluted	321.5	328.2

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Nine Months Ended July 28, 2019 and July 29, 2018
(In millions of dollars) Unaudited
	2019	2018

Net Income	$2,535	$1,586

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	84	205
Cumulative translation adjustment	(218)	(197)
Unrealized gain (loss) on derivatives	(37)	10
Unrealized gain (loss) on debt securities	25	(8)
Other Comprehensive Income (Loss), Net of Income Taxes	(146)	10

Comprehensive Income of Consolidated Group	2,389	1,596
Less: Comprehensive income attributable to noncontrolling interests	3	1
Comprehensive Income Attributable to Deere & Company	$2,386	$1,595

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	July 28	October 28	July 29
	2019	2018	2018
Assets
Cash and cash equivalents	$3,383	$3,904	$3,923
Marketable securities	565	490	488
Receivables from unconsolidated affiliates	54	22	28
Trade accounts and notes receivable – net	6,758	5,004	6,208
Financing receivables – net	27,049	27,054	25,213
Financing receivables securitized – net	5,200	4,022	4,662
Other receivables	1,535	1,736	1,300
Equipment on operating leases – net	7,269	7,165	6,805
Inventories	6,747	6,149	6,239
Property and equipment – net	5,798	5,868	5,638
Investments in unconsolidated affiliates	219	207	199
Goodwill	3,013	3,101	3,047
Other intangible assets – net	1,444	1,562	1,581
Retirement benefits	1,431	1,298	737
Deferred income taxes	1,088	808	1,645
Other assets	1,977	1,718	1,677
Total Assets	$73,530	$70,108	$69,390

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$11,142	$11,062	$11,004
Short-term securitization borrowings	5,048	3,957	4,528
Payables to unconsolidated affiliates	136	129	111
Accounts payable and accrued expenses	9,390	10,111	9,483
Deferred income taxes	507	556	524
Long-term borrowings	29,242	27,237	26,838
Retirement benefits and other liabilities	5,781	5,751	6,522
Total liabilities	61,246	58,803	59,010

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	14	14	14

Stockholders’ Equity
Common stock, $1 par value (issued shares at July 28, 2019 – 536,431,204)	4,599	4,474	4,451
Common stock in treasury	(17,121)	(16,312)	(15,814)
Retained earnings	29,369	27,553	26,272
Accumulated other comprehensive income (loss)	(4,581)	(4,427)	(4,553)
Total Deere & Company stockholders’ equity	12,266	11,288	10,356
Noncontrolling interests	4	3	10
Total stockholders’ equity	12,270	11,291	10,366
Total Liabilities and Stockholders’ Equity	$73,530	$70,108	$69,390

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 28, 2019 and July 29, 2018
(In millions of dollars) Unaudited
	2019	2018
Cash Flows from Operating Activities
Net income	$2,535	$1,586
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	58	66
Provision for depreciation and amortization	1,522	1,445
Share-based compensation expense	63	63
Gain on sales of businesses		(25)
Undistributed earnings of unconsolidated affiliates	10	(10)
Provision (credit) for deferred income taxes	(332)	641
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(2,206)	(2,365)
Inventories	(1,168)	(1,539)
Accounts payable and accrued expenses	(306)	213
Accrued income taxes payable/receivable	253	176
Retirement benefits	40	(814)
Other	(65)	(109)
Net cash provided by (used for) operating activities	404	(672)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	12,685	12,162
Proceeds from maturities and sales of marketable securities	72	56
Proceeds from sales of equipment on operating leases	1,171	1,116
Proceeds from sales of businesses, net of cash sold		133
Cost of receivables acquired (excluding receivables related to sales)	(13,662)	(12,586)
Acquisitions of businesses, net of cash acquired		(5,171)
Purchases of marketable securities	(110)	(101)
Purchases of property and equipment	(756)	(571)
Cost of equipment on operating leases acquired	(1,462)	(1,428)
Other	(67)	(103)
Net cash used for investing activities	(2,129)	(6,493)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(336)	1,183
Proceeds from long-term borrowings	7,440	5,739
Payments of long-term borrowings	(4,356)	(4,372)
Proceeds from issuance of common stock	133	209
Repurchases of common stock	(880)	(454)
Dividends paid	(703)	(583)
Other	(82)	(66)
Net cash provided by financing activities	1,216	1,656

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(24)	71

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(533)	(5,438)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	4,015	9,467
Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,482	$4,029

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended July 28, 2019 and July 29, 2018
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Three Months Ended July 29, 2018
Balance April 29, 2018	$10,420	$4,423	$(15,426)	$25,586	$(4,173)	$10	$14
Net income	911			910		1
Other comprehensive loss	(381)				(380)	(1)
Repurchases of common stock	(394)		(394)
Treasury shares reissued	6		6
Dividends declared	(223)			(223)
Stock options and other	27	28		(1)
Balance July 29, 2018	$10,366	$4,451	$(15,814)	$26,272	$(4,553)	$10	$14

Nine Months Ended July 29, 2018
Balance October 29, 2017	$9,560	$4,281	$(15,461)	$25,301	$(4,564)	$3	$14
Net income	1,585			1,584		1	1
Other comprehensive income (loss)	10				11	(1)
Repurchases of common stock	(454)		(454)
Treasury shares reissued	101		101
Dividends declared	(615)			(613)		(2)	(1)
Acquisitions	8					8
Stock options and other	171	170				1
Balance July 29, 2018	$10,366	$4,451	$(15,814)	$26,272	$(4,553)	$10	$14

Three Months Ended July 28, 2019
Balance April 28, 2019	$11,924	$4,559	$(16,739)	$28,709	$(4,610)	$5	$14
Net income	899			899
Other comprehensive income	29				29
Repurchases of common stock	(400)		(400)
Treasury shares reissued	18		18
Dividends declared	(241)			(240)		(1)
Stock options and other	41	40		1
Balance July 28, 2019	$12,270	$4,599	$(17,121)	$29,369	$(4,581)	$4	$14

Nine Months Ended July 28, 2019
Balance October 28, 2018	$11,291	$4,474	$(16,312)	$27,553	$(4,427)	$3	$14
ASU No. 2016-01 adoption*				8	(8)
Net income	2,535			2,532		3
Other comprehensive loss	(146)				(146)
Repurchases of common stock	(880)		(880)
Treasury shares reissued	71		71
Dividends declared	(727)			(725)		(2)
Stock options and other	126	125		1
Balance July 28, 2019	$12,270	$4,599	$(17,121)	$29,369	$(4,581)	$4	$14
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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal year 2019 and 2018 were July 28, 2019 and July 29, 2018, respectively. Both periods contained 13 weeks.

Variable Interest Entities

The Company consolidates certain variable interest entities (VIEs) related to retail note securitizations (see Note 12).

The Company also has an interest in a joint venture that manufactures construction equipment in Brazil for local and overseas markets. The joint venture is a VIE; however, the Company is not the primary beneficiary. Therefore, the entity’s financial results are not fully consolidated in the Company’s consolidated financial statements, but are included on an equity basis. During the second quarter of 2019, the Company made an additional contribution to the joint venture in exchange for non-voting preferred stock and terminated the loan guarantee. The maximum exposure to losses at July 28, 2019 and October 28, 2018 in millions of dollars follows:

	July 28, 2019	October 28, 2018
Receivables from unconsolidated affiliates	$3	$2
Investment in unconsolidated affiliates	20
Loan guarantee		25
Total	$23	$27

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

The Company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The Company transferred inventory to equipment on operating leases of approximately $498 million and $564 million in the first nine months of 2019 and 2018, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $70 million and $57 million at July 28, 2019 and July 29, 2018, respectively.

The Company’s equipment operations held restricted cash of $9 million, $7 million, $7 million, and $6 million at July 28, 2019, October 28, 2018, July 29, 2018, and October 29, 2017, respectively. The equipment operation’s restricted cash relates to miscellaneous operational activities. The Company’s financial services operations held restricted cash of $90 million, $104 million, $99 million, and $126 million at July 28, 2019, October 28, 2018, July 29, 2018, and October 29, 2017, respectively. The financial services operations’ restricted cash primarily relates to securitization of financing receivables (see Note 12). The restricted cash is recorded in other assets in the consolidated balance sheet.

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

New Accounting Standards to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU does not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases: Targeted Improvements. Both ASUs amend ASC 842, Leases. The provisions affecting the Company in these ASUs are an option that will not require earlier periods to be restated at the adoption date and an option for lessors, if certain criteria are met, to avoid separating the lease and nonlease components (such as preventative maintenance services) in an agreement. In December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors. This ASU provides an election for lessors to exclude sales and related taxes from consideration in the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. The ASU allows certain lessors, including captive finance companies, to use their cost as the fair value of the to-be-leased asset. The ASU also clarifies the presentation of lease payments in the statement of cash flows and the required transition disclosures. The effective date will be the first quarter of fiscal year 2020. The Company is implementing a software application for lessee accounting, designing new processes and controls, and evaluating the potential effects on the consolidated financial statements. The ASU will be adopted using the modified-retrospective approach that will not require earlier periods to be restated.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The effective dates for the separate portions of the ASU and the expected effect on the consolidated financial statements are as follows: (1) clarifications to ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, is the first quarter of fiscal year 2021, which is under evaluation, (2) clarifications to ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, is the first quarter of fiscal year 2020, with early adoption permitted, which will not have a material effect, and (3) clarifications to ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, is the first quarter of fiscal year 2021, with early adoption permitted, which will not have a material effect.

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

The Company’s revenue by primary geographical market, major product line, and timing of revenue recognition in millions of dollars follow:

Three Months Ended July 28, 2019	Agriculture and Turf	Construction and Forestry	Financial Services	Total
Primary geographical markets:
United States	$2,870	$1,594	$632	$5,096
Canada	299	260	148	707
Western Europe	1,154	458	22	1,634
Central Europe and CIS	324	229	10	563
Latin America	708	171	66	945
Asia, Africa, Australia, New Zealand, and Middle East	684	375	32	1,091
Total	$6,039	$3,087	$910	$10,036

Major product lines:
Large Agriculture	$2,985			$2,985
Small Agriculture	2,172			2,172
Turf	704			704
Construction		$1,319		1,319
Compact Construction		320		320
Road Building		1,008		1,008
Forestry		333		333
Financial Products	25	7	$910	942
Other	153	100		253
Total	$6,039	$3,087	$910	$10,036

Timing of revenue recognition:
Revenue recognized at a point in time	$5,988	$3,055		$9,043
Revenue recognized over time	51	32	$910	993
Total	$6,039	$3,087	$910	$10,036

Nine Months Ended July 28, 2019	Agriculture and Turf	Construction and Forestry	Financial Services	Total
Primary geographical markets:
United States	$9,411	$4,495	$1,810	$15,716
Canada	784	773	458	2,015
Western Europe	3,362	1,174	63	4,599
Central Europe and CIS	865	555	28	1,448
Latin America	2,028	515	199	2,742
Asia, Africa, Australia, New Zealand, and Middle East	1,784	966	92	2,842
Total	$18,234	$8,478	$2,650	$29,362

Major product lines:
Large Agriculture	$8,647			$8,647
Small Agriculture	6,613			6,613
Turf	2,199			2,199
Construction		$3,806		3,806
Compact Construction		904		904
Road Building		2,420		2,420
Forestry		1,023		1,023
Financial Products	69	20	$2,650	2,739
Other	706	305		1,011
Total	$18,234	$8,478	$2,650	$29,362

Timing of revenue recognition:
Revenue recognized at a point in time	$18,088	$8,402		$26,490
Revenue recognized over time	146	76	$2,650	2,872
Total	$18,234	$8,478	$2,650	$29,362

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

The Company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These items are primarily for premiums for extended warranties, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in accounts payable and accrued expenses in the consolidated balance sheet. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 15, was $1,022 million and $915 million at July 28, 2019 and October 28, 2018, respectively. The contract liability is reduced as the revenue is recognized. During the third quarter and first nine months of 2019, $101 million and $360 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of 2019.

The Company entered into contracts with customers to deliver equipment and services that have not been recognized at July 28, 2019 because the equipment or services have not been provided. These contracts primarily relate to extended warranty and certain precision guidance and telematic services. The amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $878 million at July 28, 2019. The estimated revenue to be recognized by fiscal year follows in millions of dollars: remainder of 2019 - $133, 2020 - $348, 2021 - $197, 2022 - $116, 2023 - $58, and later years - $26. As permitted, the Company elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are generally for sales to dealers and end customers for equipment, service parts, repair services, and certain telematics services.

(5)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Debt Securities	Income (Loss)
Balance October 29, 2017	$(3,580)	$(999)	$5	$10	$(4,564)
Other comprehensive income (loss) items before reclassification	81	(196)	12	(7)	(110)
Amounts reclassified from accumulated other comprehensive income	124		(2)	(1)	121
Net current period other comprehensive income (loss)	205	(196)	10	(8)	11
Balance July 29, 2018	$(3,375)	$(1,195)	$15	$2	$(4,553)

Balance October 28, 2018	$(3,237)	$(1,203)	$15	$(2)	$(4,427)
ASU No. 2016-01 adoption*				(8)	(8)
Other comprehensive income (loss) items before reclassification	30	(218)	(33)	26	(195)
Amounts reclassified from accumulated other comprehensive income	54		(4)	(1)	49
Net current period other comprehensive income (loss)	84	(218)	(37)	25	(146)
Balance July 28, 2019	$(3,153)	$(1,421)	$(22)	$15	$(4,581)
* See Note 3.

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 28, 2019	Amount	Credit	Amount
Cumulative translation adjustment	$27	$(1)	$26
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(27)	6	(21)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(1)		(1)
Net unrealized gain (loss) on derivatives	(28)	6	(22)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	13	(2)	11
Reclassification of realized (gain) loss – Other income	(1)		(1)
Net unrealized gain (loss) on debt securities	12	(2)	10
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(3)	1	(2)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	35	(9)	26
Prior service (credit) cost	2		2
Settlements/curtailments	1		1
OPEB
Net actuarial gain (loss)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	4	(1)	3
Prior service (credit) cost	(19)	4	(15)
Net unrealized gain (loss) on retirement benefits adjustment	20	(5)	15
Total other comprehensive income (loss)	$31	$(2)	$29

* These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 28, 2019	Amount	Credit	Amount
Cumulative translation adjustment	$(217)	$(1)	$(218)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(42)	9	(33)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(6)	2	(4)
Net unrealized gain (loss) on derivatives	(48)	11	(37)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	32	(6)	26
Reclassification of realized (gain) loss – Other income	(1)		(1)
Net unrealized gain (loss) on debt securities	31	(6)	25
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(21)	5	(16)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	106	(26)	80
Prior service (credit) cost	8	(2)	6
Settlements/curtailments	1		1
OPEB
Net actuarial gain (loss)	60	(14)	46
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	12	(3)	9
Prior service (credit) cost	(55)	13	(42)
Net unrealized gain (loss) on retirement benefits adjustment	111	(27)	84
Total other comprehensive income (loss)	$(123)	$(23)	$(146)

* These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 29, 2018	Amount	Credit	Amount
Cumulative translation adjustment	$(421)	$1	$(420)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	1		1
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(2)		(2)
Net unrealized gain (loss) on derivatives	(1)		(1)
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	2	(1)	1
Reclassification of realized (gain) loss – Other income
Net unrealized gain (loss) on investments	2	(1)	1
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	53	(14)	39
Prior service (credit) cost	3	(1)	2
Settlements/curtailments	1		1
OPEB
Net actuarial gain (loss)
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	16	(4)	12
Prior service (credit) cost	(19)	5	(14)
Net unrealized gain (loss) on retirement benefits adjustment	54	(14)	40
Total other comprehensive income (loss)	$(366)	$(14)	$(380)

* These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

In the third quarter of 2019 and 2018, the noncontrolling interests’ comprehensive income in both periods was none, which consisted of net income of none and $1 million and cumulative translation adjustments of none and $(1) million, respectively.

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 29, 2018	Amount	Credit	Amount
Cumulative translation adjustment	$(196)		$(196)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	16	$(4)	12
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(3)	1	(2)
Net unrealized gain (loss) on derivatives	13	(3)	10
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(9)	2	(7)
Reclassification of realized (gain) loss – Other income	(1)		(1)
Net unrealized gain (loss) on investments	(10)	2	(8)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	46	(11)	35
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	168	(48)	120
Prior service (credit) cost	9	(3)	6
Settlements/curtailments	7	(2)	5
OPEB
Net actuarial gain (loss)	60	(14)	46
Reclassification through amortization of actuarial (gain) loss and prior service (credit) cost to other operating expenses: *
Actuarial (gain) loss	47	(13)	34
Prior service (credit) cost	(57)	16	(41)
Net unrealized gain (loss) on retirement benefits adjustment	280	(75)	205
Total other comprehensive income (loss)	$87	$(76)	$11

* These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

In the first nine months of 2019 and 2018, the noncontrolling interests’ comprehensive income was $3 million and $1 million, respectively, which consisted of net income of $3 million and $2 million and cumulative translation adjustments of none and $(1) million, respectively.

(6)  Dividends Declared and Paid

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended		Nine Months Ended
	July 28	July 29	July 28	July 29
	2019	2018	2019	2018
Dividends declared	$.76	$.69	$2.28	$1.89
Dividends paid	$.76	$.60	$2.21	$1.80

(7)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Nine Months Ended
	July 28	July 29	July 28	July 29
	2019	2018	2019	2018
Net income attributable to Deere & Company	$899	$910	$2,532	$1,584
Average shares outstanding	315.9	323.5	317.3	323.4
Basic per share	$2.84	$2.81	$7.98	$4.90

Average shares outstanding	315.9	323.5	317.3	323.4
Effect of dilutive share-based compensation	3.9	4.5	4.2	4.8
Total potential shares outstanding	319.8	328.0	321.5	328.2
Diluted per share	$2.81	$2.78	$7.87	$4.82

The income allocable to participating securities was insignificant for all periods and is reflected in the earnings per share.

During the third quarter and first nine months of 2019, .9 million shares and .7 million shares, respectively, were excluded from the computation because the incremental shares would have been antidilutive. During the third quarter and first nine months of 2018, .5 million shares and .4 million shares, respectively, were excluded from the above per share computation.

(8)  Pension and Other Postretirement Benefits

The Company has several defined benefit pension plans and postretirement benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 28	July 29	July 28	July 29
	2019	2018	2019	2018
Service cost	$65	$75	$197	$223
Interest cost	112	97	334	292
Expected return on plan assets	(200)	(193)	(600)	(581)
Amortization of actuarial loss	35	53	106	168
Amortization of prior service cost	2	3	8	9
Settlements/curtailments	1	1	1	7
Net cost	$15	$36	$46	$118

The worldwide components of net periodic OPEB cost consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 28	July 29	July 28	July 29
	2019	2018	2019	2018
Service cost	$11	$11	$31	$33
Interest cost	53	47	160	143
Expected return on plan assets	(8)	(5)	(26)	(16)
Amortization of actuarial loss	4	16	12	47
Amortization of prior service credit	(19)	(19)	(55)	(57)
Net cost	$41	$50	$122	$150

The components of net periodic pension and OPEB costs excluding the service cost component are included in the line item other operating expenses in the statement of consolidated income.

In August 2019, a committee of the Company’s Board of Directors approved a voluntary contribution to a U.S. OPEB plan for up to $500 million. During the first nine months of 2019, the Company contributed approximately $47 million to its pension plans and $97 million to its OPEB plans. The Company presently anticipates contributing an additional $20 million to its pension plans and $340 million to its OPEB plans during the remainder of fiscal year 2019. The anticipated OPEB contributions include a voluntary $300 million to a U.S. plan, which will increase plan assets. The pension and remaining OPEB contributions exceeding the voluntary amounts primarily include direct benefit payments from Company funds.

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

In 2019 and 2018, the Company recorded discrete tax adjustments related to the remeasurement of the Company’s net deferred tax assets to the new corporate income tax rate and for the deemed earnings repatriation tax (repatriation tax). Those adjustments for the third quarter and first nine months of 2019 and 2018 in millions of dollars follow:

	Three Months Ended July 28, 2019			Nine Months Ended July 28, 2019
	Equipment Operations	Financial Services	Total	Equipment Operations	Financial Services	Total
Net deferred tax asset remeasurement					$5	$5
Deemed earnings repatriation tax	$(24)	$(8)	$(32)	$(24)	(8)	(32)
Total discrete tax expense (benefit)	$(24)	$(8)	$(32)	$(24)	$(3)	$(27)

	Three Months Ended July 29, 2018			Nine Months Ended July 29, 2018
	Equipment Operations	Financial Services	Total	Equipment Operations	Financial Services	Total
Net deferred tax asset remeasurement	$(58)	$(4)	$(62)	$795	$(318)	$477
Deemed earnings repatriation tax				179	85	264
Total discrete tax expense (benefit)	$(58)	$(4)	$(62)	$974	$(233)	$741

The full year 2018 discrete tax expense for the remeasurement of the net deferred tax assets was $414 million and the repatriation tax was $290 million. The full year 2018 repatriation tax included an accrual of approximately $63 million for foreign withholding taxes on earnings of subsidiaries outside the U.S. that were previously expected to be indefinitely reinvested. The repatriation tax determination for the 2018 U.S. income tax return was completed in the third quarter of 2019 and resulted in a discrete tax benefit of approximately $32 million. The discrete benefit was based on adjustments from completing the 2018 income tax returns and the interpretation of the tax law and associated regulations for the repatriation tax, primarily related to fiscal year end companies. The Company paid the repatriation tax in 2019 with a U.S. income tax overpayment.

The Company’s unrecognized tax benefits at July 28, 2019 were $630 million, compared to $279 million at October 28, 2018. The liability at July 28, 2019, October 28, 2018, and July 29, 2018 consisted of approximately $274 million, $128 million, and $137 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The increase from the previously reported periods primarily relates to the interpretation of a recently issued repatriation tax regulation for fiscal year end companies. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(10)  Segment Reporting

Worldwide net sales and revenues, operating profit, and identifiable assets by segment in millions of dollars follow:

	Three Months Ended			Nine Months Ended
	July 28	July 29%		July 28	July 29%
	2019	2018	Change	2019	2018	Change
Net sales and revenues:
Agriculture and turf	$5,946	$6,293	-6	$17,909	$17,585	+2
Construction and forestry	3,023	2,993	+1	8,273	7,422	+11
Total net sales	8,969	9,286	-3	26,182	25,007	+5
Financial services	910	830	+10	2,650	2,402	+10
Other revenues	157	192	-18	530	533	-1
Total net sales and revenues	$10,036	$10,308	-3	$29,362	$27,942	+5
Operating profit: *
Agriculture and turf	$612	$806	-24	$1,978	$2,249	-12
Construction and forestry	378	281	+35	954	573	+66
Financial services	204	196	+4	566	591	-4
Total operating profit	1,194	1,283	-7	3,498	3,413	+2
Reconciling items **	(74)	(84)	-12	(218)	(305)	-29
Income taxes	(221)	(289)	-24	(748)	(1,524)	-51
Net income attributable to Deere & Company	$899	$910	-1	$2,532	$1,584	+60

Intersegment sales and revenues:
Agriculture and turf net sales	$9	$14	-36	$27	$38	-29
Construction and forestry net sales				1
Financial services	93	89	+4	261	234	+12

Equipment operations outside the U.S. and Canada:
Net sales	$4,026	$4,232	-5	$10,985	$11,036
Operating profit	430	398	+8	1,088	1,079	+1

	July 28	October 28
	2019	2018
Identifiable assets:
Agriculture and turf	$10,629	$10,161	+5
Construction and forestry	10,161	9,855	+3
Financial services	48,444	45,720	+6
Corporate	4,296	4,372	-2
Total assets	$73,530	$70,108	+5

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

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	July 28, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$136	$63	$3	$202
Construction and forestry	87	35	2	124
Other:
Agriculture and turf	38	22		60
Construction and forestry	17	7		24
Total	$278	$127	$5	$410

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$202	$301	$18,038	$18,541
Construction and forestry	124	135	3,249	3,508
Other:
Agriculture and turf	60	37	8,833	8,930
Construction and forestry	24	14	1,417	1,455
Total	$410	$487	$31,537	32,434
Less allowance for credit losses				185
Total financing receivables – net				$32,249

	October 28, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$133	$74	$63	$270
Construction and forestry	79	45	52	176
Other:
Agriculture and turf	36	16	8	60
Construction and forestry	18	5	3	26
Total	$266	$140	$126	$532

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$270	$201	$17,836	$18,307
Construction and forestry	176	40	3,101	3,317
Other:
Agriculture and turf	60	15	8,274	8,349
Construction and forestry	26	3	1,252	1,281
Total	$532	$259	$30,463	31,254
Less allowance for credit losses				178
Total financing receivables – net				$31,076

	July 29, 2018
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$138	$53	$54	$245
Construction and forestry	105	43	50	198
Other:
Agriculture and turf	37	14	12	63
Construction and forestry	12	6	3	21
Total	$292	$116	$119	$527

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$245	$203	$17,048	$17,496
Construction and forestry	198	42	2,967	3,207
Other:
Agriculture and turf	63	14	8,009	8,086
Construction and forestry	21	3	1,249	1,273
Total	$527	$262	$29,273	30,062
Less allowance for credit losses				187
Total financing receivables – net				$29,875

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Three Months Ended July 28, 2019
Allowance:
Beginning of period balance	$115	$43	$24	$182
Provision	7	18	1	26
Write-offs	(9)	(26)	(1)	(36)
Recoveries	5	8		13
Translation adjustments	2		(2)
End of period balance *	$120	$43	$22	$185

Nine Months Ended July 28, 2019
Allowance:
Beginning of period balance	$113	$43	$22	$178
Provision	21	34	7	62
Write-offs	(29)	(51)	(5)	(85)
Recoveries	15	17	1	33
Translation adjustments			(3)	(3)
End of period balance *	$120	$43	$22	$185
Financing receivables:
End of period balance	$22,049	$3,877	$6,508	$32,434
Balance individually evaluated **	$145		$10	$155

* Individual allowances were not significant.

** Remainder is collectively evaluated.

		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Three Months Ended July 29, 2018
Allowance:
Beginning of period balance	$120	$40	$27	$187
Provision	8	21	3	32
Write-offs	(9)	(26)	(1)	(36)
Recoveries	3	5		8
Translation adjustments	(4)			(4)
End of period balance *	$118	$40	$29	$187

Nine Months Ended July 29, 2018
Allowance:
Beginning of period balance	$121	$40	$26	$187
Provision	13	29	7	49
Write-offs	(23)	(44)	(5)	(72)
Recoveries	13	15	1	29
Translation adjustments	(6)			(6)
End of period balance *	$118	$40	$29	$187
Financing receivables:
End of period balance	$20,703	$3,750	$5,609	$30,062
Balance individually evaluated **	$120	$1	$13	$134

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
July 28, 2019*
Receivables with specific allowance **	$37	$36	$13	$37
Receivables without a specific allowance **	35	33		39
Total	$72	$69	$13	$76
Agriculture and turf	$51	$50	$9	$52
Construction and forestry	$21	$19	$4	$24

October 28, 2018*
Receivables with specific allowance **	$28	$27	$10	$30
Receivables without a specific allowance **	37	35		41
Total	$65	$62	$10	$71
Agriculture and turf	$50	$48	$9	$54
Construction and forestry	$15	$14	$1	$17

July 29, 2018*
Receivables with specific allowance **	$31	$30	$12	$33
Receivables without a specific allowance **	37	35		40
Total	$68	$65	$12	$73
Agriculture and turf	$51	$49	$10	$54
Construction and forestry	$17	$16	$2	$19

*  Finance income recognized was not material.

** Primarily retail notes.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first nine months of 2019, the Company identified 416 receivable contracts, primarily trade receivables and retail notes, as troubled debt restructurings with aggregate balances of $34 million pre-modification and $33 million post-modification. During the first nine months of 2018, there were 410 receivable contracts, primarily retail notes, identified as troubled debt restructurings with aggregate balances of $22 million pre-modification and $22 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At July 28, 2019, the Company had commitments to lend approximately $13 million to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $3,425 million, $2,593 million, and $2,971 million at July 28, 2019, October 28, 2018, and July 29, 2018, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $3,316 million, $2,520 million, and $2,860 million at July 28, 2019, October 28, 2018, and July 29, 2018, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $587 million, $504 million, and $592 million at July 28, 2019, October 28, 2018, and July 29, 2018, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $546 million, $475 million, and $553 million at July 28, 2019, October 28, 2018, and July 29, 2018, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,286 million, $1,033 million, and $1,213 million at July 28, 2019, October 28, 2018, and July 29, 2018, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,190 million, $965 million, and $1,118 million at July 28, 2019, October 28, 2018, and July 29, 2018, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

July 28
2019
Carrying value of liabilities	$1,190
Maximum exposure to loss	1,286

The total assets of unconsolidated VIEs related to securitizations were approximately $34 billion at July 28, 2019.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	July 28	October 28	July 29
	2019	2018	2018
Financing receivables securitized (retail notes)	$5,214	$4,032	$4,674
Allowance for credit losses	(14)	(10)	(12)
Other assets	98	108	114
Total restricted securitized assets	$5,298	$4,130	$4,776

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	July 28	October 28	July 29
	2019	2018	2018
Short-term securitization borrowings	$5,048	$3,957	$4,528
Accrued interest on borrowings	4	3	3
Total liabilities related to restricted securitized assets	$5,052	$3,960	$4,531

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At July 28, 2019, the maximum remaining term of all securitized retail notes was approximately six years.

(13)  Inventories

A majority of inventory owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	July 28	October 28	July 29
	2019	2018	2018
Raw materials and supplies	$2,365	$2,233	$2,126
Work-in-process	815	776	795
Finished goods and parts	5,345	4,777	4,768
Total FIFO value	8,525	7,786	7,689
Less adjustment to LIFO value	1,778	1,637	1,450
Inventories	$6,747	$6,149	$6,239

(14)  Goodwill and Other Intangible Assets–Net

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Goodwill at October 29, 2017	$521	$512	$1,033
Acquisitions	28	2,067	2,095
Divestitures		(18)	(18)
Translation adjustments	(4)	(59)	(63)
Goodwill at July 29, 2018	$545	$2,502	$3,047

Goodwill at October 28, 2018	$583	$2,518	$3,101
Translation adjustments	(1)	(87)	(88)
Goodwill at July 28, 2019	$582	$2,431	$3,013

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	Useful Lives *	July 28	October 28	July 29
	(Years)	2019	2018	2018
Amortized intangible assets:
Customer lists and relationships	16	$525	$542	$562
Technology, patents, trademarks, and other	18	1,057	1,080	1,052
Total at cost		1,582	1,622	1,614
Less accumulated amortization **		261	183	156
Total		1,321	1,439	1,458
Unamortized intangible assets:
In-process research and development		123	123	123
Other intangible assets – net		$1,444	$1,562	$1,581

*  Weighted-averages

** Accumulated amortization at July 28, 2019, October 28, 2018, and July 29, 2018 for customer lists and relationships totaled $71 million, $46 million, and $38 million and technology, patents, trademarks, and other totaled $190 million, $137 million, and $118 million, respectively.

The amortization of other intangible assets in the third quarter and the first nine months of 2019 was $27 million and $82 million and for 2018 was $27 million and $71 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2019 – $26, 2020 – $104, 2021 – $103, 2022 – $102, and 2023 – $100.

(15)  Commitments and Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $542 million and $486 million at July 28, 2019 and July 29, 2018, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended		Nine Months Ended
	July 28	July 29	July 28	July 29
	2019	2018	2019	2018
Beginning of period balance	$1,714	$1,591	$1,652	$1,468
Payments	(252)	(212)	(714)	(642)
Amortization of premiums received	(57)	(56)	(168)	(170)
Accruals for warranties	263	250	772	704
Premiums received	75	72	209	198
Acquisitions				80
Foreign exchange	3	(21)	(5)	(14)
End of period balance	$1,746	$1,624	$1,746	$1,624

At July 28, 2019, the Company had approximately $325 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere and Wirtgen equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At July 28, 2019, the Company had accrued losses of approximately $14 million under these agreements. The maximum remaining term of the receivables guaranteed at July 28, 2019 was approximately seven years.

At July 28, 2019, the Company had commitments of approximately $452 million for the construction and acquisition of property and equipment. Also, at July 28, 2019, the Company had restricted assets of $93 million, classified as other assets. See Note 12 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $70 million at July 28, 2019. The accrued liability for these contingencies was not material at July 28, 2019.

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

The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	July 28, 2019		October 28, 2018		July 29, 2018
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables – net:
Equipment operations	$100	$93	$93	$91	$78	$75
Financial services	26,949	26,921	26,961	26,722	25,135	24,911
Total	$27,049	$27,014	$27,054	$26,813	$25,213	$24,986

Financing receivables securitized – net:
Equipment operations	$54	$52	$76	$73	$90	$89
Financial services	5,146	5,154	3,946	3,895	4,572	4,517
Total	$5,200	$5,206	$4,022	$3,968	$4,662	$4,606

Short-term securitization borrowings:
Equipment operations	$53	$54	$75	$75	$90	$89
Financial services	4,995	5,017	3,882	3,870	4,438	4,426
Total	$5,048	$5,071	$3,957	$3,945	$4,528	$4,515

Long-term borrowings due within one year:
Equipment operations	$1,009	$1,013	$970	$979	$238	$239
Financial services	6,922	6,914	5,427	5,411	5,955	5,947
Total	$7,931	$7,927	$6,397	$6,390	$6,193	$6,186

Long-term borrowings:
Equipment operations	$5,364	$6,017	$4,714	$4,948	$5,526	$5,838
Financial services	23,878	24,143	22,523	22,590	21,312	21,388
Total	$29,242	$30,160	$27,237	$27,538	$26,838	$27,226

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow*:

	July 28	October 28	July 29
	2019	2018	2018
Level 1:
Marketable securities
Equity fund ***	$59	$46	$46
Fixed income fund ***			9
U.S. government debt securities	49	44	39
Total Level 1 marketable securities	108	90	94

Level 2:
Marketable securities
U.S. government debt securities	73	67	60
Municipal debt securities	57	46	47
Corporate debt securities	156	140	138
International debt securities	9	2	3
Mortgage-backed securities **	158	137	136
Total Level 2 marketable securities	453	392	384
Other assets
Derivatives:
Interest rate contracts	265	80	68
Foreign exchange contracts	53	83	50
Cross-currency interest rate contracts	2	5	6
Total Level 2 other assets	320	168	124
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	99	350	330
Foreign exchange contracts	45	49	52
Cross-currency interest rate contracts	2		2
Total Level 2 accounts payable and accrued expenses	146	399	384

Level 3:
Marketable securities
International debt securities	4	8	10

* Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds and time deposits.

**  Primarily issued by U.S. government sponsored enterprises.

***During the third quarter and first nine months of 2019, $1 million and $7 million, respectively, of net unrealized gains on equity securities were recorded in “Other income”.

The contractual maturities of debt securities at July 28, 2019 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$30	$30
Due after one through five years	101	102
Due after five through 10 years	92	96
Due after 10 years	115	120
Mortgage-backed securities	155	158
Debt securities	$493	$506

Fair value, recurring Level 3 measurements from available-for-sale marketable securities in millions of dollars follow:

	Three Months Ended		Nine Months Ended
	July 28	July 29	July 28	July 29
	2019	2018	2019	2018
Beginning of period balance	$4	$14	$8	$17
Principal payments		(4)	(5)	(7)
Other			1
End of period balance	$4	$10	$4	$10

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

(17)  Derivative Instruments

It is the Company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The Company’s financial services operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The Company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling, and financing in currencies other than the functional currencies. In addition, the Company has interest rate exposure at certain equipment operations units for below market retail financing programs that are used as sales incentives and are offered for extended periods, along with periodic long-term debt issuances.

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

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 28, 2019, October 28, 2018, and July 29, 2018 were $2,750 million, $3,050 million, and $2,400 million, respectively. Included in the July 28, 2019 notional amount is $250 million for a forecasted debt issuance expected to occur in the fourth quarter of 2019. The total notional amount of the cross-currency interest rate contract at July 29, 2018 was $11 million. Fair value gains or losses on these cash flow hedges were recorded in OCI and subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at July 28, 2019 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $6 million after-tax. The Company is hedging a portion of its expected exposure to interest rate changes in a forecasted, fourth quarter 2019 debt issuance using an interest rate contract with a term of 30 years. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at July 28, 2019, October 28, 2018, and July 29, 2018 were $9,245 million, $8,479 million, and $7,792 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships in millions of dollars follow:

		Cumulative Increase (Decrease) of Fair
		Value Hedging Adjustments Included in
		the Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
July 28, 2019	Hedged Item	Relationships	Relationships	Total
Long-term borrowings due within one year*	$187	$1	$(5)	$(4)
Long-term borrowings	9,154	184	(50)	134

* Presented in short-term borrowings

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings, purchases or sales of inventory, and below market retail financing programs. The total notional amounts of these interest rate swaps at July 28, 2019, October 28, 2018, and July 29, 2018 were $7,607 million, $8,075 million, and $6,519 million, the foreign exchange contracts were $6,362 million, $6,842 million, and $7,752 million, and the cross-currency interest rate contracts were $90 million, $81 million, and $96 million, respectively. To facilitate borrowings through securitization of retail notes, interest rate caps were sold with notional amounts of $8 million, $66 million, and $92 million at July 28, 2019, October 28, 2018, and July 29, 2018, respectively. Interest rate caps were also purchased with notional amounts of $8 million, $66 million, and $92 million at the same dates. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense or net sales, and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	July 28	October 28	July 29
Other Assets	2019	2018	2018
Designated as hedging instruments:
Interest rate contracts	$232	$29	$24
Cross-currency interest rate contracts			3
Total designated	232	29	27

Not designated as hedging instruments:
Interest rate contracts	33	51	44
Foreign exchange contracts	53	83	50
Cross-currency interest rate contracts	2	5	3
Total not designated	88	139	97

Total derivative assets	$320	$168	$124

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$55	$321	$305
Total designated	55	321	305

Not designated as hedging instruments:
Interest rate contracts	44	29	25
Foreign exchange contracts	45	49	52
Cross-currency interest rate contracts	2		2
Total not designated	91	78	79

Total derivative liabilities	$146	$399	$384

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 28	July 29	July 28	July 29
	2019	2018	2019	2018
Fair Value Hedges:
Interest rate contracts - Interest expense	$193	$(10)	$468	$(264)

Cash Flow Hedges:
Recognized in OCI
Interest rate contracts - OCI (pretax) *	(27)	1	(42)	15
Foreign exchange contracts - OCI (pretax) *				1

Reclassified from OCI
Interest rate contracts - Interest expense *	1	2	6	3

Not Designated as Hedges:
Interest rate contracts - Net sales	$(6)		$(23)
Interest rate contracts - Interest expense *	(7)	$(3)	(25)	$(3)
Foreign exchange contracts - Cost of sales	(8)	(10)	(1)	(22)
Foreign exchange contracts - Other operating *	(12)	144	88	92
Total not designated	$(33)	$131	$39	$67

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at July 28, 2019, October 28, 2018, and July 29, 2018, was $101 million, $350 million, and $331 million, respectively. In accordance with the limits established in these agreements, the Company paid $59 million and $34 million in cash collateral at October 28, 2018 and July 29, 2018, respectively. No cash collateral was paid or received at July 28, 2019.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting	Collateral
July 28, 2019	Recognized	Arrangements	Paid	Net Amount
Assets	$320	$(70)		$250
Liabilities	146	(70)		76

	Gross Amounts	Netting	Collateral
October 28, 2018	Recognized	Arrangements	Paid	Net Amount
Assets	$168	$(65)		$103
Liabilities	399	(65)	$(59)	275

	Gross Amounts	Netting	Collateral
July 29, 2018	Recognized	Arrangements	Paid	Net Amount
Assets	$124	$(67)		$57
Liabilities	384	(67)	$(34)	283

(18)  Stock Option and Restricted Stock Awards

In December 2018, the Company granted stock options to employees for the purchase of 402 thousand shares of common stock at an exercise price of $148.14 per share and a binomial lattice model fair value of $46.96 per share at the grant date. At July 28, 2019, options for 7.5 million shares were outstanding with a weighted-average exercise price of $91.97 per share. The Company also granted 446 thousand restricted stock units to employees and non-employee directors in the first nine months of 2019, of which 355 thousand are subject to service based only conditions and 91 thousand are subject to performance/service based conditions. The weighted-average fair value of the service based only units at the grant date was $149.54 per unit based on the market price of a share of underlying common stock. The weighted-average fair value of the performance/service based units at the grant date was $140.49 per unit based on the market price of a share of underlying common stock excluding dividends. At July 28, 2019, the Company was authorized to grant an additional 8.3 million shares related to stock option and restricted stock awards.

(19)  Acquisitions

In September 2018, the Company acquired PLA, a privately held manufacturer of sprayers, planters, and specialty products for agriculture. PLA is based in Argentina, with manufacturing facilities in Las Roses, Argentina and Canoas, Brazil. The total cash purchase price after the final adjustment, net of cash acquired of $1 million, was $69 million with $4 million retained by the Company as escrow to secure indemnity obligations. In addition to the cash purchase price, the Company assumed $29 million of liabilities. The asset and liability fair values at the acquisition date in millions of dollars follow:

September 2018
Trade accounts and notes receivable	$2
Other receivables	14
Inventories	14
Property and equipment	1
Goodwill	44
Other intangible assets	22
Other assets	1
Total assets	$98

Short-term borrowings	$8
Accounts payable and accrued expenses	17
Deferred income taxes	4
Total liabilities	$29

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

(20) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended July 28, 2019 and July 29, 2018
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2019	2018	2019	2018
Net Sales and Revenues
Net sales	$8,969	$9,286
Finance and interest income	30	31	$952	$852
Other income	185	231	51	67
Total	9,184	9,548	1,003	919

Costs and Expenses
Cost of sales	6,871	7,153
Research and development expenses	431	416
Selling, administrative and general expenses	751	769	147	145
Interest expense	67	52	311	250
Interest compensation to Financial Services	93	86
Other operating expenses	64	80	339	326
Total	8,277	8,556	797	721

Income of Consolidated Group before Income Taxes	907	992	206	198
Provision for income taxes	190	242	31	47
Income of Consolidated Group	717	750	175	151

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	175	151
Other	7	10
Total	182	161
Net Income	899	911	175	151
Less: Net income attributable to noncontrolling interests		1
Net Income Attributable to Deere & Company	$899	$910	$175	$151

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Nine Months Ended July 28, 2019 and July 29, 2018
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2019	2018	2019	2018
Net Sales and Revenues
Net sales	$26,182	$25,007
Finance and interest income	79	70	$2,727	$2,441
Other income	614	631	184	195
Total	26,875	25,708	2,911	2,636

Costs and Expenses
Cost of sales	20,058	19,192
Research and development expenses	1,295	1,188
Selling, administrative and general expenses	2,191	2,159	422	403
Interest expense	182	226	910	675
Interest compensation to Financial Services	254	228
Other operating expenses	203	219	1,008	962
Total	24,183	23,212	2,340	2,040

Income of Consolidated Group before Income Taxes	2,692	2,496	571	596
Provision (credit) for income taxes	625	1,607	123	(83)
Income of Consolidated Group	2,067	889	448	679

Equity in Income of Unconsolidated Subsidiaries and Affiliates
Financial Services	450	681	2	2
Other	18	16
Total	468	697	2	2
Net Income	2,535	1,586	450	681
Less: Net income attributable to noncontrolling interests	3	2
Net Income Attributable to Deere & Company	$2,532	$1,584	$450	$681

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	July 28	October 28	July 29	July 28	October 28	July 29
	2019	2018	2018	2019	2018	2018
Assets
Cash and cash equivalents	$2,694	$3,195	$2,803	$689	$709	$1,120
Marketable securities	5	8	11	560	482	477
Receivables from unconsolidated subsidiaries and affiliates	2,395	1,700	1,795
Trade accounts and notes receivable – net	1,606	1,374	1,586	6,807	4,906	6,080
Financing receivables – net	100	93	78	26,949	26,961	25,135
Financing receivables securitized – net	54	76	90	5,146	3,946	4,572
Other receivables	1,428	1,010	1,131	126	776	176
Equipment on operating leases – net				7,269	7,165	6,805
Inventories	6,747	6,149	6,239
Property and equipment – net	5,753	5,821	5,592	45	47	46
Investments in unconsolidated subsidiaries and affiliates	5,309	5,231	4,992	16	15	15
Goodwill	3,013	3,101	3,047
Other intangible assets – net	1,444	1,562	1,581
Retirement benefits	1,374	1,241	727	57	57	14
Deferred income taxes	1,579	1,503	1,984	72	69	68
Other assets	1,269	1,133	1,148	708	587	530
Total Assets	$34,770	$33,197	$32,804	$48,444	$45,720	$45,038

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$1,372	$1,434	$789	$9,770	$9,628	$10,215
Short-term securitization borrowings	53	75	90	4,995	3,882	4,438
Payables to unconsolidated subsidiaries and affiliates	136	129	111	2,341	1,678	1,766
Accounts payable and accrued expenses	9,422	9,383	9,047	1,641	2,056	1,902
Deferred income taxes	454	497	431	616	823	500
Long-term borrowings	5,364	4,714	5,526	23,878	22,523	21,312
Retirement benefits and other liabilities	5,685	5,660	6,430	97	91	96
Total liabilities	22,486	21,892	22,424	43,338	40,681	40,229

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	14	14	14

Stockholders’ Equity
Common stock, $1 par value (issued shares at July 28, 2019 – 536,431,204)	4,599	4,474	4,451	2,107	2,100	2,100
Common stock in treasury	(17,121)	(16,312)	(15,814)
Retained earnings	29,369	27,553	26,272	3,338	3,257	3,009
Accumulated other comprehensive income (loss)	(4,581)	(4,427)	(4,553)	(339)	(318)	(300)
Total Deere & Company stockholders’ equity	12,266	11,288	10,356	5,106	5,039	4,809
Noncontrolling interests	4	3	10
Total stockholders’ equity	12,270	11,291	10,366	5,106	5,039	4,809
Total Liabilities and Stockholders’ Equity	$34,770	$33,197	$32,804	$48,444	$45,720	$45,038

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Nine Months Ended July 28, 2019 and July 29, 2018
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2019	2018	2019	2018
Cash Flows from Operating Activities
Net income	$2,535	$1,586	$450	$681
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1	19	57	47
Provision for depreciation and amortization	782	741	836	800
Gain on sales of businesses		(25)
Undistributed earnings of unconsolidated subsidiaries and affiliates	(62)	(235)	(1)	(1)
Provision (credit) for deferred income taxes	(123)	986	(209)	(345)
Changes in assets and liabilities:
Trade receivables and Equipment Operations' financing receivables	(248)	(331)
Inventories	(670)	(975)
Accounts payable and accrued expenses	50	519	23	66
Accrued income taxes payable/receivable	(282)	231	535	(55)
Retirement benefits	35	(821)	5	7
Other	(59)	(86)	140	141
Net cash provided by operating activities	1,959	1,609	1,836	1,341

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			13,807	13,246
Proceeds from maturities and sales of marketable securities	9	9	63	47
Proceeds from sales of equipment on operating leases			1,171	1,116
Proceeds from sales of businesses, net of cash sold		133
Cost of receivables acquired (excluding trade and wholesale)			(14,597)	(13,830)
Acquisitions of businesses, net of cash acquired		(5,171)
Purchases of marketable securities	(3)		(107)	(101)
Purchases of property and equipment	(754)	(569)	(2)	(2)
Cost of equipment on operating leases acquired			(2,135)	(2,190)
Increase in trade and wholesale receivables			(2,551)	(2,330)
Other	(64)	42	12	(61)
Net cash used for investing activities	(812)	(5,556)	(4,339)	(4,105)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(119)	119	(217)	1,064
Change in intercompany receivables/payables	(683)	(797)	683	797
Proceeds from long-term borrowings	868	159	6,572	5,580
Payments of long-term borrowings	(194)	(118)	(4,162)	(4,254)
Proceeds from issuance of common stock	133	209
Repurchases of common stock	(880)	(454)
Dividends paid	(703)	(583)	(377)	(454)
Other	(52)	(41)	(22)	(25)
Net cash provided by (used for) financing activities	(1,630)	(1,506)	2,477	2,708

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(16)	89	(8)	(18)

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(499)	(5,364)	(34)	(74)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,202	8,174	813	1,293
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,703	$2,810	$779	$1,219

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

Trends and Economic Conditions

Industry sales of agricultural equipment in the U.S. and Canada as well as for the European Union (EU) 28 nations are forecast to be about the same as last year. South American industry sales of tractors and combines are projected to be about the same to 5 percent higher. Asian sales are forecast to be about the same or decrease slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher for 2019. The Company’s agriculture and turf segment sales decreased 6 percent in the third quarter and increased 2 percent for the first nine months. These sales are forecast to increase about 2 percent for fiscal year 2019. Construction equipment markets reflect generally positive fundamentals and economic growth worldwide. In forestry, global industry sales are expected to be about the same to 5 percent higher. The Company’s construction and forestry segment sales increased 1 percent in the third quarter and 11 percent for the first nine months. These sales are forecast to increase about 10 percent in 2019, with the two additional months of Wirtgen adding 4 percent to segment sales. Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $620 million in 2019.

Items of concern include trade agreements, the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the impact of sovereign debt, eurozone and Argentine issues, capital market disruptions, changes in demand and pricing for used equipment, and geopolitical events. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.

The third quarter results reflect the uncertainty that continues in the agricultural sector. Concerns about export market access, near-term demand for commodities, and overall crop conditions have caused farmers to postpone major equipment purchases. General economic conditions remain positive and are contributing to strong results for the construction and forestry business. The global customer base continues to expand and the Company is encouraged by the market’s positive response to its products and services. The Company is assessing its cost structure through reviews of organization efficiency, a footprint assessment, and an increased focus on investments with the most opportunity for differentiation.

2019 Compared with 2018

The following table provides the net income attributable to Deere & Company in millions of dollars and diluted earnings per share in dollars:

	Three Months Ended		Nine Months Ended
	July 28	July 29	July 28	July 29
	2019	2018	2019	2018
Net income attributable to Deere & Company	$899	$910	$2,532	$1,584
Diluted earnings per share	2.81	2.78	7.87	4.82

Affecting 2019 and 2018 results were discrete charges or benefits to the provision for income taxes due to U.S. tax reform legislation (tax reform). Net income was favorably impacted by $32 million in the third quarter of 2019 and

$27 million for the nine-month period ended July 28, 2019. Net income was favorably affected by $62 million in the third quarter of 2018 and unfavorably affected by $741 million in the nine-month period ended July 29, 2018. See Note 9 for more information on tax reform.

The worldwide net sales and revenue, price realization, and the effect of currency translation for worldwide, U.S. and Canada, and outside U.S. and Canada in millions of dollars follows:

	Three Months Ended			Nine Months Ended
	July 28	July 29%		July 28	July 29%
	2019	2018	Change	2019	2018	Change
Worldwide net sales and revenues	$10,036	$10,308	-3	$29,362	$27,942	+5
Worldwide equipment operations net sales	8,969	9,286	-3	26,182	25,007	+5
Price realization			+3			+4
Currency translation (unfavorable)			-2			-3
Wirtgen - two additional months						+2

U.S. and Canada equipment operations net sales	4,943	5,054	-2	15,197	13,971	+9
Wirtgen - two additional months						+1

Outside U.S. and Canada equipment operations net sales	4,026	4,232	-5	10,985	11,036
Currency translation (unfavorable)			-4			-6
Wirtgen - two additional months						+3

The Company’s equipment operations operating profit and net income and financial services operations net income follow in millions of dollars:

	Three Months Ended			Nine Months Ended
	July 28	July 29%		July 28	July 29%
	2019	2018	Change	2019	2018	Change
Equipment operations operating profit	$990	$1,087	-9	$2,932	$2,822	+4
Equipment operations net income	717	750	-4	2,067	889	+133
Financial services net income	175	151	+16	450	681	-34

The discussion on net sales and operating profit are included in the Business Segment Results below. Net income in the third quarter and the first nine months of 2019 and 2018 was affected by discrete adjustments to the provision for income taxes. See Note 9 for the discrete income tax adjustments related to tax reform.

Business Segment Results

Agriculture and Turf. The agriculture and turf segment results in millions of dollars follow:

	Three Months Ended			Nine Months Ended
	July 28	July 29%		July 28	July 29%
	2019	2018	Change	2019	2018	Change
Net sales	$5,946	$6,293	-6	$17,909	$17,585	+2
Operating profit	612	806	-24	1,978	2,249	-12
Operating margin	10.3%	12.8%		11.0%	12.8%

Segment sales decreased for the quarter due to lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. Sales for the first nine months increased mainly as a result of price realization and increased shipment volumes, partially offset by the unfavorable effects of currency translation. Operating profit declined for the quarter primarily due to lower shipment volumes, higher production costs, and the unfavorable effects of foreign currency exchange, partially offset by price realization. Operating profit for the first nine months was lower primarily as a result of higher production costs, the unfavorable effects of currency translation, increased research and development costs, and a less favorable sales mix. These factors were partially offset by price realization and higher shipment volumes.

Construction and Forestry. The construction and forestry segment results in millions of dollars follow:

	Three Months Ended			Nine Months Ended
	July 28	July 29%		July 28	July 29%
	2019	2018	Change	2019	2018	Change
Net sales	$3,023	$2,993	+1	$8,273	$7,422	+11
Operating profit	378	281	+35	954	573	+66
Operating margin	12.5%	9.4%		11.5%	7.7%

Segment sales increased for the quarter and first nine months primarily due to price realization, partially offset by the unfavorable effects of currency translation. Nine month sales also benefited from higher shipment volumes. The inclusion of Wirtgen’s sales for two additional months accounted for about 6 percent of the year to date net sales increase. Wirtgen’s operating profit for the third quarter and first nine months was $159 million and $275 million, respectively, compared with $88 million and $37 million for the corresponding periods last year. Excluding Wirtgen, the improvement in the third quarter was primarily driven by price realization, partially offset by a less favorable sales mix. Year to date operating profit, excluding Wirtgen, increased mainly due to price realization and higher shipment volumes, partially offset by higher production costs and the unfavorable effects of currency exchange.

Financial Services. The financial services segment revenue, interest expense, and operating profit in millions of dollars, along with the ratio of earnings to fixed charges follow:

	Three Months Ended			Nine Months Ended
	July 28	July 29%		July 28	July 29%
	2019	2018	Change	2019	2018	Change
Revenue (including intercompany revenue)	$1,003	$919	+9	$2,911	$2,636	+10
Interest expense	311	250	+24	910	675	+35
Operating profit	204	196	+4	566	591	-4
Consolidated ratio of earnings to fixed charges	1.67	1.82	-8	1.63	1.90	-14

Operating profit increased for the quarter due to income earned on a higher average portfolio, partially offset by higher losses on operating lease residual values and unfavorable financing spreads. Nine month operating profit declined due to unfavorable financing spreads and higher losses on operating lease residual values, largely offset by income earned on a higher average portfolio. The average balance of receivables and leases financed was 9 percent higher in the third quarter and 8 percent higher in the first nine months of 2019, compared with the same periods last year. Interest expense increased in the third quarter and first nine months of 2019 primarily as a result of higher average borrowing rates and higher average borrowings.

The cost of sales to net sales ratio and other significant statement of consolidated income changes not previously discussed follow:

	Three Months Ended			Nine Months Ended
	July 28	July 29%		July 28	July 29%
	2019	2018	Change	2019	2018	Change
Cost of sales to net sales	76.6%	77.0%		76.6%	76.7%

Research and development expenses	$431	$416	+4	$1,295	$1,188	+9
Selling, administrative and general expenses	896	913	-2	2,607	2,557	+2
Other operating expenses	352	346	+2	1,063	1,034	+3

The cost of sales to net sales ratio decreased in the third quarter and the first nine months due to price realization, partially offset by higher production costs, the unfavorable effects of foreign currency exchange, and a less favorable product mix. Research and development expenses increased in both periods primarily as a result of spending to support new, advanced products. Selling, administrative and general expenses decreased in the third quarter primarily due to lower incentive compensation and the favorable effects of foreign currency translation. These expenses increased in the first nine months primarily as a result of the effect of acquisitions, partially offset by favorable effects of foreign currency translation and lower incentive compensation. Other operating expenses increased in both periods primarily due to higher depreciation on operating leases and losses on operating lease residual values, partially offset by lower pension and postretirement benefit costs excluding the service cost component.

Market Conditions and Outlook

Company equipment sales are projected to increase by about 4 percent for fiscal 2019 compared with 2018. Included in the forecast are Wirtgen results for the full fiscal year of 2019 compared with 10 months in 2018. This adds about 1 percent to the Company’s net sales for the current year. Also included in the forecast is a negative foreign currency translation effect of about 2 percent for the year. Net sales and revenues are projected to increase about 5 percent for fiscal 2019. Net income attributable to Deere & Company is forecast to be about $3,200 million.

Agriculture and Turf. The Company’s worldwide sales of agriculture and turf equipment are forecast to increase about 2 percent for fiscal year 2019, including a negative currency translation effect of about 2 percent. Industry sales of agricultural equipment are expected to be about the same as last year for the U.S. and Canada as well as for the EU28 member nations. South American industry sales of tractors and combines are forecast to be about the same to 5 percent higher benefiting from strength in Brazil. Asian sales are forecast to be about the same to down slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher for 2019.

Construction and Forestry. The Company’s worldwide sales of construction and forestry equipment are anticipated to increase about 10 percent for 2019, with foreign currency rates having an unfavorable translation effect of about 2 percent. The forecast includes a full year of Wirtgen sales, versus 10 months in fiscal 2018, with the two additional months adding about 4 percent to division sales for the year. The outlook reflects generally positive fundamentals and economic growth worldwide. In forestry, global industry sales are expected to be about the same to 5 percent higher mainly as a result of improved demand in EU28 countries and Russia.

Financial Services. Fiscal year 2019 net income attributable to Deere & Company for the financial services segment is expected to be approximately $620 million. Excluding the 2018 benefit from tax reform, forecasted net income is expected to benefit from a higher average portfolio and favorable adjustments to the provision for income taxes, largely offset by less favorable financing spreads, higher losses on operating lease residual values, and a higher provision for credit losses.

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

Consolidated

Positive cash flows from consolidated operating activities in the first nine months of 2019 were $404 million. This cash inflow resulted primarily from net income adjusted for non-cash provisions, a change in accrued income taxes payable/receivable, and a change in net retirement benefits, partially offset by a seasonal increase in receivables and inventories, along with an increase in overall demand, and a decrease in accounts payable and accrued expenses. Cash outflows from investing activities were $2,129 million in the first nine months of 2019, primarily due to the cost of receivables and equipment on operating leases acquired exceeding collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases by $1,268 million, purchases of property and equipment of $756 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $38 million. Positive cash flows from financing activities were $1,216 million in the first nine months of 2019 primarily due to an increase in borrowings of $2,748 million and proceeds from issuance of common stock of $133 million (resulting from the exercise of stock options), partially offset by repurchases of common stock of $880 million and dividends paid of $703 million. Cash, cash equivalents, and restricted cash decreased $533 million during the first nine months of this year.

Negative cash flows from consolidated operating activities in the first nine months of 2018 were $672 million. This cash outflow resulted primarily from a seasonal increase in receivables and inventories, along with an increase in overall demand, and a change in net retirement benefits, partially offset by net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, and a change in accrued income taxes payable/receivable. Cash outflows from investing activities were $6,493 million in the first nine months of 2018, primarily due to acquisitions of businesses, net of cash acquired, of $5,171 million, costs of receivables (excluding receivables related to sales) and equipment on operating leases acquired exceeding the collections of receivables and proceeds from sales of equipment on operating leases acquired by $736 million, purchases of property and equipment of $571 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $45 million. Partially offsetting these cash outflows were cash inflows from proceeds from sales of businesses and unconsolidated affiliates, net of cash sold, of $133 million. Positive cash flows from financing activities were $1,656 million in the first nine months of 2018 primarily due to an increase in borrowings of $2,550 million and proceeds from issuance of common stock of $209 million (resulting from the exercise of stock options), partially offset by dividends paid of $583 million and repurchases of common stock of $454 million. Cash, cash equivalents, and restricted cash decreased $5,438 million during the first nine months of 2018, primarily due to the Wirtgen acquisition.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at July 28, 2019, October 28, 2018, and July 29, 2018 was $2,468 million, $3,857 million, and $4,065 million, respectively, while the total cash and cash equivalents and marketable securities position was $3,948 million, $4,394 million, and $4,412 million, respectively. The total cash and cash equivalents and marketable securities held by foreign subsidiaries was $2,038 million, $2,433 million, and $2,299 million at July 28, 2019, October 28, 2018, and July 29, 2018, respectively.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,543 million at July 28, 2019, $5,332 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at July 28, 2019 was a 364-day credit facility agreement of $2,800 million expiring in fiscal April 2020. In addition, total credit lines included long-term credit facility agreements of $2,500 million expiring in April 2023 and $2,500 million expiring in April 2024. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at July 28, 2019 was $13,195 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $24,505 million at July 28, 2019. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $1,754 million during the first nine months of 2019, primarily due to a seasonal increase and higher shipment volumes. These receivables increased $550 million, compared to a year ago, primarily due to higher shipment volumes, partially offset by foreign currency translation. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 20 percent at July 28, 2019, compared to 15 percent at October 28, 2018 and 19 percent at July 29, 2018. Agriculture and turf trade receivables increased $200 million and construction and forestry trade receivables increased $350 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at July 28, 2019, 2 percent at October 28, 2018, and 1 percent at July 29, 2018.

Deere & Company stockholders’ equity was $12,266 million at July 28, 2019, compared with $11,288 million at October 28, 2018 and $10,356 million at July 29, 2018. The increase of $978 million during the first nine months of 2019 resulted primarily from net income attributable to Deere & Company of $2,532 million, an increase in common stock of $125 million, and a change in the retirement benefits adjustment of $84 million, partially offset by an increase in treasury stock of $809 million, dividends declared of $725 million, and a change in cumulative translation adjustment of $218 million.

In August 2019, a committee of the Company’s Board of Directors approved a voluntary contribution to its U.S. OPEB plan for up to $500 million, with an anticipated voluntary contribution of $300 million in the fourth quarter of 2019.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first nine months of 2019 was $1,959 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, and a change in net retirement benefits. Partially offsetting these operating cash inflows were cash outflows from a seasonal increase in inventories and trade receivables, along with an increase in overall demand, and a change in accrued income taxes payable/receivable. Cash, cash equivalents, and restricted cash decreased $499 million in the first nine months of 2019.

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first nine months of 2018 was $1,609 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, and a change in accrued income taxes payable/receivable. Partially offsetting these operating cash inflows were cash outflows from a seasonal increase in inventories and trade receivables, along with an increase in overall demand, and a change in net retirement benefits. Cash, cash equivalents, and restricted cash decreased $5,364 million in the first nine months of 2018, primarily due to the Wirtgen acquisition of $5,130 million.

Trade receivables held by the equipment operations increased $232 million during the first nine months and increased $20 million from a year ago. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $598 million during the first nine months, primarily due to a seasonal increase and higher production volumes based on increased demand. Inventories increased by $508 million compared to a year ago, primarily due to higher production volumes, partially offset by foreign currency translation. A majority of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 13), which approximates current cost, to the last 12 months’ cost of sales were 32 percent at July 28, 2019, compared to 30 percent at October 28, 2018 and 31 percent at July 29, 2018.

Total interest-bearing debt of the equipment operations was $6,789 million at July 28, 2019, compared with $6,223 million at October 28, 2018 and $6,405 million at July 29, 2018. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 36 percent, 36 percent, and 38 percent at July 28, 2019, October 28, 2018, and July 29, 2018, respectively.

Property and equipment cash expenditures for the equipment operations in the first nine months of 2019 were $754 million, compared with $569 million in the same period last year. Capital expenditures for the equipment operations in 2019 are estimated to be approximately $1,100 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

During the first nine months of 2019, the cash provided by operating activities and financing activities was used primarily to increase receivables and leases. Cash flows provided by operating activities, including intercompany cash flows, were $1,836 million in the first nine months. Cash used for investing activities totaled $4,339 million in the first nine months of 2019 primarily due to an increase in trade and wholesale receivables of $2,551 million, the cost of receivables (excluding trade and wholesale) and the cost of equipment on operating leases acquired exceeding the collection of these receivables and proceeds from sales of equipment on operating leases by $1,754 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $44 million. Cash provided by financing activities totaled $2,477 million, resulting primarily from an increase in external borrowings of $2,193 million and an increase in borrowings from Deere & Company of $683 million, partially offset by dividends paid to Deere & Company of $377 million. Cash, cash equivalents, and restricted cash decreased $34 million in the first nine months of 2019.

During the first nine months of 2018, the cash provided by operating activities and financing activities was used primarily to increase receivables and leases. Cash flows provided by operating activities, including intercompany cash flows, were $1,341 million in the first nine months. Cash used for investing activities totaled $4,105 million in the first nine months of 2018 primarily due to an increase in trade and wholesale receivables of $2,330 million and the cost of receivables (excluding trade and wholesale) and the cost of equipment on operating leases acquired exceeding the collection of these receivables and proceeds from sales of equipment on operating leases by $1,658 million. Cash provided by financing activities totaled $2,708 million, resulting primarily from an increase in external borrowings of $2,390 million and an increase in borrowings from Deere & Company of $797 million, partially offset by dividends paid to Deere & Company of $454 million. Cash, cash equivalents, and restricted cash decreased $74 million in the first nine months of 2018.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases. Total receivables and leases increased $3,193 million during the first nine months of 2019 and increased $3,579 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 4 percent higher in the first nine months of 2019, compared with the same period last year, as volumes of retail notes and revolving charge accounts were higher, while volumes of operating and financing leases were lower. The amount of total trade receivables and wholesale notes increased compared to both October 28, 2018 and July 29, 2018. Total receivables and leases administered by the financial services operations, which include receivables administered but not owned, amounted to $46,177 million at July 28, 2019, compared with $42,985 million at October 28, 2018 and $42,598 million at July 29, 2018.

Total external interest-bearing debt of the financial services operations was $38,643 million at July 28, 2019, compared with $36,033 million at October 28, 2018 and $35,965 million at July 29, 2018. Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 8.0 to 1 at July 28, 2019, compared with 7.5 to 1 at October 28, 2018 and 7.8 to 1 at July 29, 2018.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 12). At July 28, 2019, this facility had a total capacity, or “financing limit,” of $3,500 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At July 28, 2019, $1,681 million of secured short-term borrowings was outstanding under the agreement.

In the first nine months of 2019, the financial services operations issued $3,310 million and retired $2,194 million of retail note securitization borrowings. In addition, during the first nine months of 2019, the financial services operations issued $6,572 million and retired $4,162 million of long-term borrowings, which were primarily medium-term notes.

Dividends

The Company’s Board of Directors at its meeting on August 27, 2019 declared a quarterly dividend of $.76 per share payable November 8, 2019, to stockholders of record on September 30, 2019.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of July 28, 2019, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, and trademark matters. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that the Company reasonably believes could exceed $100,000. The following matter is disclosed solely pursuant to that requirement: on October 3, 2018, the Provincia Santa Fe Ministerio de Medio Ambiente issued a Notice of Violation to Industrias John Deere Argentina in connection with alleged groundwater contamination at the site; the Company continues to work with the appropriate authorities to implement corrective actions to remediate the site. The Company believes the reasonably possible range of losses for this and other unresolved legal actions would not have a material effect on its financial statements. As reported previously, on March 19, 2018, the Secretaria de Estado de Meio Ambiente e Desenvolvimento Sustentável in Minas Gerais, Brazil issued a fine against John Deere Equipamentos do Brasil in connection with an oil spill that occurred after an April 2016 roadway accident involving a Company truck. The Company paid approximately $120,000 (based on exchange rates), representing the full amount of such fine (including interest) to settle and dismiss the proceeding.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2019 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Apr 29 to May 26	626	$148.28	626	10.3
May 27 to Jun 23	1,322	147.22	1,322	9.2
Jun 24 to Jul 28	682	164.49	682	8.5
Total	2,630		2,630
(1)	During the third quarter of 2019, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under these plans was based on the end of the third quarter closing share price of $170.39 per share. At the end of the third quarter of 2019, $1,448 million of common stock remained to be purchased under the plans.

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

3.1	Certificate of Incorporation

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-Q of registrant dated February 27, 2019*)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	August 29, 2019	By:	/s/ Ryan D. Campbell
Ryan D. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)