Form 10-K
period 2019-11-03
DEERE & CO
filed 2019-12-19
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 3, 2019

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

The aggregate quoted market price of voting stock of registrant held by non-affiliates at April 26, 2019 was $52,198,315,583. At November 30, 2019, 313,275,755 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 26, 2020 are incorporated by reference into Part III of this Form 10-K.

22

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

Additional information is presented in the discussion of business segment and geographic area results on pages 23 – 24. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

The Company’s internet address is http://www.JohnDeere.com. Through that address, the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with the United States Securities and Exchange Commission (Securities and Exchange Commission or Commission). The information contained on the Company’s website is not included in, nor incorporated by reference into, this Annual Report on Form 10-K.

Market Conditions and Outlook

Net income attributable to Deere & Company for fiscal 2020 is forecast to be in a range of $2.7 billion to $3.1 billion.

Agriculture & Turf. The Company’s worldwide sales of agriculture and turf equipment are forecast to be down about 5 to 10 percent for fiscal-year 2020, including price realization of 2 percent and a negative currency-translation effect of 1 percent. Industry sales of agricultural equipment in the U.S. and Canada are forecast to be down about 5 percent, driven by lower demand for large equipment. Full-year industry sales in the European Union (EU28) member nations are forecast to be about the same as are South American industry sales of tractors and combines. Asian sales are forecast to be about the same as 2019. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same for 2020.

Construction & Forestry. The Company’s worldwide sales of construction and forestry equipment are anticipated to be down about 10 to 15 percent for 2020, with price realization having a favorable effect of 1 percent and foreign-currency translation having an unfavorable effect of 1 percent. The outlook reflects slowing construction activity as well as the Company’s efforts to assist dealers to manage their inventory levels. In forestry, global industry sales are expected to be about the same as 2019.

Financial Services. Fiscal-year 2020 net income attributable to the Company for the financial services operations is expected to be approximately $600 million. Net income is expected to benefit from lower losses on lease residual values as well as income earned on a higher average portfolio. These items are forecast to be partially offset by a higher provision for credit losses, less-favorable financing spreads, and higher selling and administrative expenses.

2019 Consolidated Results Compared with 2018

For fiscal 2019, worldwide net income attributable to the Company was $3.253 billion, or $10.15 per share, compared with $2.368 billion, or $7.24 per share, in 2018. Worldwide net sales and revenues increased 5 percent to $39.258 billion in 2019, compared with $37.358 billion in 2018. Net sales of worldwide equipment operations increased in fiscal 2019 to $34.886 billion, compared with $33.351 billion last year. Wirtgen results are included for the full year while 2018 contained ten months of Wirtgen activity. The two additional months added about 1 percent to the Company’s 2019 net sales. Agriculture & Turf sales increased for 2019 due to price realization and higher shipment volumes, partially offset by the unfavorable effects of currency translation. Construction & Forestry sales were higher for 2019 primarily due to higher shipment volumes and price realization, partially offset by the unfavorable effects of currency translation. The inclusion of Wirtgen’s sales for two additional months in 2019 accounted for about 4 percent of Construction & Forestry’s net sales increase.

Worldwide equipment operations had an operating profit of $3.721 billion in fiscal 2019, compared with $3.684 billion in fiscal 2018. Operating profit for Agricultural & Turf decreased for 2019, largely due to higher productions costs, the unfavorable effects of currency exchange, increased research and development costs, higher selling, administrative, and general expenses, and a less-favorable sales mix, partially offset by price realization and higher shipment volumes. Wirtgen’s operating profit was $343 million for 2019, compared with $116 million for 2018. Excluding Wirtgen, Construction & Forestry’s operating profit was higher in 2019 primarily driven by price realization and higher shipment volumes, partially offset by higher production costs and a less-favorable sales mix.

Net income of the Company’s equipment operations was $2.698 billion for fiscal 2019, compared with $1.404 billion in fiscal 2018. Net income was favorably affected by discrete adjustments to the provision for income taxes of $65 million related to U.S. tax reform legislation (tax reform), while adjustments related to tax reform had an unfavorable impact of $1.045 billion for fiscal 2018.

The financial services operations reported net income attributable to the Company of $539 million for fiscal 2019 compared with $942 million in fiscal 2018. Excluding tax-reform adjustments, the decrease was mainly due to impairments and higher losses on operating-lease residual values and unfavorable financing spreads, partially offset by income earned on a higher average portfolio.

The cost of sales to net sales ratio for 2019 was 76.8 percent, compared with 76.7 percent for 2018. The cost of sales to net sales ratio increased compared to 2018 mainly due to higher production costs, the unfavorable effects of foreign currency exchange, and a less favorable product mix, partially offset by price realization.

Additional information on fiscal 2019 results is presented on pages 22 – 24.

EQUIPMENT OPERATIONS

Agriculture and Turf

The John Deere agriculture and turf segment manufactures and distributes a full line of agriculture and turf equipment and related service parts. The segment consolidates all markets into four geographical customer focus areas to facilitate deep customer understanding and deliver world-class customer service. The segment’s operations are consolidated into five product platforms — crop harvesting (combines, cotton pickers, cotton strippers, and sugarcane harvesters, related harvesting front-end equipment, sugarcane loaders and pull-behind scrapers); turf and utility (utility vehicles, riding lawn equipment, walk-behind mowers, commercial mowing equipment, golf course equipment, implements for mowing, tilling, snow and debris handling, aerating and many other residential, commercial, golf and sports turf care applications and other outdoor power products); hay and forage (self-propelled forage harvesters and attachments, balers and mowers); crop care (tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery); and tractors (loaders and large, medium and utility tractors and related attachments). John Deere also purchases certain products from other manufacturers for resale.

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

Seasonality. Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, John Deere offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The segment incurs substantial seasonal variation in cash flows to finance production and inventory of agricultural equipment. The segment also incurs costs to finance sales to dealers in advance of seasonal demand. New combine and cotton harvesting equipment has been sold under early order programs with waivers of retail finance charges available to customers who take delivery of machines during off-season periods. In Australia, Canada, and the U.S., there are typically several used equipment trade-in transactions as part of most new agricultural equipment sales. To provide support to its dealers for these used equipment trade-ins, John Deere provides dealers in these countries with pools of funds, awarded to dealers as a percentage of the dealer cost for eligible new equipment sales. Dealers can use these funds to defray the costs of carrying or marketing used equipment inventory or to provide financing incentives to customers purchasing the used equipment.

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

Construction and Forestry

John Deere’s construction and forestry equipment includes a broad range of backhoe loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, motor graders, articulated dump trucks, landscape loaders, skid-steer loaders, milling machines, pavers, compactors, rollers, crushers, screens, asphalt plants, log skidders, log feller bunchers, log loaders, log forwarders, log harvesters, and a variety of attachments. John Deere provides a broad line of construction equipment and the most complete line of forestry machines and attachments available in the world. John Deere also manufactures and distributes road building equipment through its wholly-owned subsidiaries of the Wirtgen Group. The construction and forestry machines are distributed under the John Deere brand name, except for the Wirtgen Group products, which are manufactured and distributed under six brand names: Wirtgen, Vögele, Hamm,

Kleeman, Benninghoven, and Ciber. Forestry attachments are distributed under the John Deere and Waratah brand names. In addition to the equipment manufactured by the construction and forestry segment, John Deere purchases certain products from other manufacturers for resale. The segment also provides comprehensive fleet management telematics solutions designed to improve customer productivity and efficiency through access to fleet location, utilization, and maintenance information.

The prevailing levels of residential, commercial and public construction, and the condition of the forestry products industry influence retail sales of John Deere construction, earthmoving, road building, material handling, and forestry equipment. General economic conditions, the level of interest rates, the availability of credit and certain commodity prices, such as those applicable to pulp, paper and saw logs also influence sales.

John Deere licenses Bell Equipment Limited (Bell) to manufacture and sell certain John Deere-designed construction equipment in specified territories of Africa. Bell is also the distributor of certain John Deere-manufactured construction equipment under the Bell brand and forestry equipment under the John Deere brand in certain territories of Africa.

John Deere and Hitachi Construction Machinery Co. (Hitachi) have a joint venture for the manufacture of hydraulic excavators and tracked forestry equipment in the U.S., Canada, and Brazil. John Deere distributes Hitachi brands of construction and mining equipment in North, Central, and South America.

The segment has a number of initiatives in the rent-to-rent, or short-term rental, market for construction, earthmoving, road building, and material handling equipment. These include specially designed rental programs for John Deere dealers and expanded cooperation with major, national equipment rental companies.

John Deere also owns Nortrax, Inc., an authorized John Deere dealer for construction, earthmoving, material handling and forestry equipment in the U.S. John Deere also owns retail forestry sales operations in Australia, Brazil, Finland, Ireland, New Zealand, Norway, Sweden and the United Kingdom. In addition, in many markets worldwide (most significantly in the European Union, India and Australia), the Wirtgen Group sells its products primarily through company-owned sales and service subsidiaries.

Competition

The equipment operations sell products and services into a variety of highly competitive global and regional markets. The principal competitive factors in all markets include product performance, innovation and quality, distribution, customer service and price. In North America and many other parts of the world, John Deere’s brand recognition is a competitive factor.

The competitive environment for the agriculture and turf segment includes some global competitors, including AGCO Corporation, CLAAS KGaA mbH, CNH Global N.V., Kubota Tractor Corporation, Mahindra, and The Toro Company and many regional and local competitors. These competitors have varying numbers of product lines competing with the segment’s products and each has varying degrees of regional focus. Additional competition within the agricultural equipment industry has come from a variety of short-line and specialty manufacturers, as well as indigenous regional competitors, with differing manufacturing and marketing methods. Because of industry conditions, including the merger of certain large integrated competitors and the emergence and expanding global capability of many competitors, particularly in emerging and high potential markets such as Brazil, China, and India where John Deere seeks to increase market share, the agricultural equipment business continues to undergo significant change and is becoming even more competitive. The segment’s turf equipment is sold primarily in the highly competitive North American and Western European markets.

Global competitors of the construction and forestry segment include Caterpillar Inc., CNH Global N.V., Doosan Infracore Co., Ltd. and its subsidiary Doosan Bobcat Inc., Fayat Group, Komatsu Ltd., Kubota Tractor Corporation, Ponsse Plc, Terex, Tigercat Industries Inc., Volvo Construction Equipment (part of Volvo Group AB) and XCMG. The construction business operates in highly competitive markets in North and South America and other global markets, including China and Russia. The forestry and road building businesses operate globally. The segment manufactures over 90 percent of the types of construction equipment used in the U.S. and Canada, including construction, forestry, earthmoving, road building, and material handling equipment.

Manufacturing

Manufacturing Plants. In the U.S. and Canada, the equipment operations own and operate 21 factory locations and lease and operate another two locations. Of these 23 factories, 13 are devoted primarily to agriculture and turf equipment, four to construction and forestry equipment, one to engines, two to engine and component remanufacturing, two to hydraulic and power train components, and one to electronic components. Outside the U.S. and Canada, the equipment operations own or lease and operate 47 factories, including: agriculture and turf equipment factories in Argentina, Brazil, China, France, Germany, India, Israel, Italy, Mexico, the Netherlands, Russia, and Spain; construction equipment factories in Brazil, China, and Germany; engine, engine/power train, hydraulic, or electronic component factories in Argentina, China, France, India, and Mexico; road building equipment factories in Brazil, China, Germany, and India; and forestry equipment factories in Finland and New Zealand. The engine factories referred to above manufacture non-road, heavy duty diesel engines.

The equipment operations also have financial interests in other manufacturing organizations, which include agricultural equipment manufacturers in the U.S., Bell in South Africa, the Hitachi joint venture that builds hydraulic excavators and tracked forestry equipment in the U.S., Canada, and Brazil, and ventures that manufacture transaxles and transmissions used in certain agriculture and turf segment products.

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

In order to utilize manufacturing facilities and technology more effectively, the equipment operations pursue continuous improvements in manufacturing processes. These include steps to streamline manufacturing processes and enhance responsiveness to customers. John Deere’s flexible assembly lines can accommodate a wider product mix and deliver products in line with dealer and customer demand. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement and improvements in product design, advanced manufacturing technology, supply management and logistics, and environment, health, and safety management systems, as well as compensation incentives related to productivity and organizational structure. John Deere has experienced volatility in the price of many raw materials. John Deere has responded to cost pressures by implementing the cost-reduction measures described above and by increasing prices. Significant cost increases, if they occur, could have an adverse effect on the Company’s operating results. The equipment operations also pursue external sales of selected parts and components that can be manufactured and supplied to third parties on a competitive basis, including engines, power train components, and electronic components.

Patents, Trademarks, and Trade Secrets

John Deere owns a significant number of patents, trade secrets, licenses, and trademarks related to John Deere products and services, and expects the number to grow as John Deere continues to pursue technological innovations. John Deere’s policy is to further its competitive position by filing patent applications in the U.S. and internationally to protect technology and improvements considered important to the business. John Deere believes that, in the aggregate, the rights under these patents and licenses are generally important to its operations and competitive position, but does not regard any of its businesses as being dependent upon any single patent or group of patents. However, certain John Deere trademarks, which contribute to John Deere’s identity and the recognition of its products and services, including but not limited to the “John Deere” mark, the leaping deer logo, the “Nothing Runs Like a Deere” slogan, the prefix “JD” associated with many products, and the green and yellow equipment colors, are an integral part of John Deere’s business, and their loss could have a material adverse effect on the Company. For additional information see Risk Factor–The potential loss of John Deere intellectual property through trade secret theft, infringement of patents, trademark counterfeiting, or other loss of rights to exclusive use of John Deere intellectual property may have a material adverse effect on the Company. Infringement of the intellectual property rights of others by Deere may also have a material adverse effect on the Company.

Marketing

In the U.S. and Canada, the equipment operations distribute equipment and service parts through the following facilities: two agriculture and turf equipment sales and administration offices located in Olathe, Kansas and Cary, North Carolina and one sales branch located in Grimsby, Ontario; one construction, earthmoving, material handling, and forestry equipment sales and administration office located in Moline, Illinois; and one road building equipment sales, service, and administration office located in Nashville, Tennessee. In addition, the equipment operations operate a centralized parts distribution warehouse in coordination with nine regional parts depots and distribution centers in the U.S. and Canada.

Through these U.S. and Canadian facilities, John Deere markets products to approximately 1,977 dealer locations, most of which are independently owned and operated. Of these, approximately 1,541 sell agricultural equipment, while approximately 436 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax owns some of the 436 dealer locations. Turf equipment is sold at most John Deere agricultural equipment locations, a few construction, earthmoving, material handling, and forestry equipment locations and about 375 turf-only locations, many of which also sell dissimilar lines of non-John Deere products. In addition, certain lawn and garden product lines are sold through The Home Depot and Lowe’s.

Outside the U.S. and Canada, John Deere agriculture and turf equipment is sold to distributors and dealers for resale in over 100 countries. Sales and administrative offices are located in Argentina, Australia, Brazil, China, France, Germany, India, Italy, Mexico, the Netherlands, Poland, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Thailand, Turkey, Ukraine, and the United Kingdom and administrative offices located in Ghana and Kenya. Turf equipment sales outside the U.S. and Canada occur primarily in Europe and Australia. Construction, earthmoving, material handling, and forestry equipment is sold to distributors and dealers primarily by sales offices located in Australia, Brazil, China, Finland, New Zealand, Russia, Singapore, and the United States. Some of these dealers are independently owned while John Deere owns others. Road building equipment is sold both directly to end customers as well as to independent distributors and dealers for resale. The Wirtgen Group operates company-owned sales and service subsidiaries in Australia, Austria, Belgium, Brazil, Bulgaria, China, Denmark, Estonia, Finland, France, Georgia, Germany, Hungary, India, Ireland, Italy, Japan, Latvia, Lithuania, Malaysia, the Netherlands, Norway, the Philippines, Poland, Romania, Russia, Serbia, Singapore, South Africa, Sweden, Taiwan, Thailand, Turkey, Ukraine, and the United Kingdom.

The equipment operations operate centralized parts distribution warehouses in Brazil, Germany, India, and Russia in coordination with regional parts depots and distribution centers in Argentina, Australia, China, Mexico, South Africa, Sweden, and the United Kingdom.

John Deere markets engines, power train, and electronic components worldwide through select sales branches or directly to regional and global original equipment manufacturers and independently owned engine distributors.

Raw Materials

John Deere purchases raw materials and some manufactured components and replacement parts for its equipment, engines, and other products from leading suppliers both domestically and internationally. These materials and components include a variety of steel products, steel and iron castings, forgings, plastics, electronics, and ready-to-assemble components made to certain specifications. John Deere also purchases various goods and services used in production, logistics, offices, and research and development processes. John Deere maintains strategic sourcing models to meet its production needs and build upon long-term supplier relationships. John Deere uses a variety of agreements with suppliers intended to drive innovation, ensure availability and delivery of industry-leading quality raw materials and components, manage costs on a globally competitive basis, protect John Deere’s intellectual property, and minimize other supply-related risks. Supply chain risks monitored by John Deere to minimize the likelihood of the supply base causing business disruption include supplier financial viability, capacity, business continuity, quality, delivery and weather-related events, including natural disasters. In fiscal 2019, no significant work stoppages occurred due to shortages of raw materials or other commodities.

Backlog Orders

The dollar amount of backlog orders for the agriculture and turf segment believed to be firm was approximately $5.5 billion at November 3, 2019, compared with $6.5 billion at October 28, 2018. The agriculture and turf backlog is generally highest in the second and third quarters due to seasonal buying trends in these industries. By the end of fiscal 2019, John Deere produced and shipped its construction and forestry equipment on average within approximately 90 days after an order was deemed to become firm. Therefore, there was no significant amount of backlog orders for the construction and forestry segment at November 3, 2019, compared with approximately $3.0 billion at October 28, 2018.

Trade Accounts and Notes Receivable

Trade accounts and notes receivable arise primarily from sales of goods to independent dealers. Most trade receivables originated by the equipment operations are purchased by the financial services operations. The equipment operations compensate the financial services operations at approximate market rates of interest for these receivables. Additional information appears in Note 13 to the Consolidated Financial Statements.

FINANCIAL SERVICES

U.S. and Canada. The financial services segment primarily provides and administers financing for retail purchases from John Deere dealers of new equipment manufactured by John Deere’s agriculture and turf and construction and forestry segments and used equipment taken in trade for this equipment.

The Company and John Deere Construction & Forestry Company (a wholly-owned subsidiary of the Company) are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, generally purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the U.S. John Deere Financial Inc., a Canadian financial services subsidiary, purchases and finances retail notes acquired by John Deere Canada ULC, the Company’s Canadian sales branch. The terms of retail notes and the basis on which the financial services operations acquire retail notes from the sales companies are governed by agreements with the sales companies. The financial services segment also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). Additionally, the financial services operations provide wholesale financing for inventories of John Deere agriculture and turf equipment and construction and forestry equipment owned by dealers of those products (wholesale notes). The various financing options offered by the financial services operations are designed to enhance sales of John Deere products and generate financing income for the financial services operations. In the U.S. and Canada, certain subsidiaries included in the financial services segment offer extended equipment warranties.

Retail notes acquired by the sales companies are immediately sold to the financial services operations. The equipment operations are the financial services operations’ major source of business, but many retail purchasers of John Deere products finance their purchases outside the John Deere organization through a variety of sources, including commercial banks and finance and leasing companies.

The financial services operations offer retail leases to equipment users in the U.S. A small number of leases are executed with units of local government. Leases are usually written for periods of four months to seventy-two months, and typically contain an option permitting the customer to purchase the equipment at the end of the lease term. Retail leases are also offered in a generally similar manner to customers in Canada through John Deere Financial Inc. and John Deere Canada ULC.

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

The Company has an agreement with Capital Corporation to make payments to Capital Corporation such that its ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. For fiscal 2019 and 2018, Capital Corporation’s ratios were 1.51 to 1 and 1.78 to 1, respectively, and never less than 1.36 to 1 and 1.69 to 1 for any fiscal quarter of 2019 and 2018, respectively. The Company has also committed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to Capital Corporation under the agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, the Company’s obligations under the agreement are not measured by the amount of Capital Corporation’s indebtedness, obligations, or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement in fiscal 2019 or 2018.

Outside the U.S. and Canada. The financial services operations also offer financing, primarily for John Deere products, in Australia, Brazil, China, India, New Zealand, Russia, Thailand, and in several other countries in Africa, Asia, Europe, and Latin America. In certain areas, financing is offered through cooperation agreements or joint ventures. The manner in which the financial services operations offer financing in these countries is affected by a variety of country-specific laws, regulations, and customs, including those governing property rights and debtor obligations, that are subject to change and that may introduce greater risk to the financial services operations.

The financial services operations also offer to select customers and dealers credit enhanced international export financing for the purchase of John Deere products.

Additional information on the financial services operations appears on pages 22 – 24, and 28.

ENVIRONMENTAL MATTERS

John Deere is subject to a wide variety of local, state, and federal environmental laws and regulations in the U.S., as well as the environmental laws and regulations of other countries in which John Deere conducts business. John Deere strives to comply with applicable laws and regulations. However, failure to comply with these regulations could lead to fines and other penalties. John Deere is involved in the evaluation and clean-up of a limited number of sites but does not expect that these matters or other expenses or liabilities John Deere may incur in connection with any noncompliance with environmental laws or regulations or the cleanup of any additional properties, will have a material adverse effect on the consolidated financial position, results of operations, cash flows or competitive position of John Deere. With respect to acquired properties and businesses or properties and businesses acquired in the future, John Deere conducts due diligence into potential exposure to environmental liabilities, but cannot be certain that it has identified or will identify all adverse environmental conditions. Compliance with these laws and regulations has added, and will continue to add, to the cost of John Deere’s products.

The European Union has issued its Stage V Regulation, parts of which were effective in 2019 and will become effective in 2020, for non-road diesel engines across various power categories for machines used in construction, agriculture, materials handling, industrial use and generator applications. These standards continue the reduction of particulate and NOx emissions. Governmental agencies throughout the world are similarly enacting more stringent laws to reduce off-road engine emissions. John Deere has achieved and plans to continue to achieve compliance with these regulations through significant investments in the development of new engine technologies and after-treatment systems. Compliance with emissions regulations has added and will continue to add to the cost of John Deere’s products.

Governments are also implementing laws regulating products across their life cycle, including raw material sourcing and the storage, distribution, sale, use, and disposal of products at their end-of-life. These laws and regulations include green chemistry, right-to-know, restriction of hazardous substances, and product take-back laws.

EMPLOYEES

At November 3, 2019, John Deere had approximately 73,500 employees, including approximately 30,000 employees in the U.S. and Canada. John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 84 percent of John Deere’s U.S. production and maintenance employees. Approximately 9,300 of John Deere’s active U.S. production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of October 1, 2021. A small number of U.S. production employees are represented by the International Association of Machinists and Aerospace Workers (IAM).

Unions also represent the majority of employees at John Deere manufacturing facilities outside the U.S.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Following are the names and ages of the executive officers of the Company, their positions with the Company and summaries of their backgrounds and business experience. All executive officers are elected or appointed by the Board of Directors and hold office until the annual meeting of the Board of Directors following the annual meeting of stockholders in each year.

Name, age and office (at December 1, 2019), and year elected to office				Principal occupation during last five years other than office of the Company currently held
Samuel R. Allen	66	Chairman	2010	2010 – 2019 Chairman and Chief Executive Officer
John C. May	50	Chief Executive Officer and President	2019

2019 President and Chief Operating Officer, 2018 – 2019 President, Worldwide Agriculture & Turf Division, Global Harvesting and Turf Platforms, Ag Solutions Americas and Australia, 2012 – 2018 President, Agricultural Solutions & Chief Information Officer

Ryan D. Campbell	45	Senior Vice President and Chief Financial Officer	2019	2018 Deputy Financial Officer, 2017 Vice President and Comptroller, 2016 Deputy Comptroller, 2014 – 2015 Director of Finance, Agricultural Division Regions 1 & 2 and Global Tractors
James M. Field	56	President, Worldwide Construction & Forestry and Power Systems	2019	2018 – 2019 President, Worldwide Construction & Forestry Division, 2012 – 2018 President, Agriculture & Turf Division-Global Harvesting & Turf Platforms, Americas and Australia
Marc A. Howze	56	Senior Vice President and Chief Administrative Officer	2016	2012 – 2016 Vice President, Global Human Resources & Employee Communications
Mary K.W. Jones	51	Senior Vice President, General Counsel & Public Affairs	2019	2013 – 2019 Senior Vice President and General Counsel
Rajesh Kalathur	51	President, John Deere Financial, and Chief Information Officer	2019	2018 – 2019 Senior Vice President, Chief Financial Officer and Chief Information Officer, 2012 – 2018 Senior Vice President and Chief Financial Officer
Cory J. Reed	49	President, Worldwide Agriculture & Turf Division, Americas and Australia, Global Harvesting and Turf Platforms, Agricultural Solutions	2019	2016 – 2019 President, John Deere Financial, 2013 – 2016 Senior Vice President, Intelligent Solutions Group
Markwart von Pentz	56	President, Worldwide Agriculture & Turf Division Tractor and Hay & Forage, Regions 1 & 2, and Advanced Engineering	2019

2018 – 2019 President, Worldwide Agriculture & Turf Division Global Tractor and Hay & Forage Platforms, Europe, CIS, Asia, Africa, 2012 – 2018 President, Agriculture & Turf Division-Europe, Asia, Africa, and Global Tractor Platform

ITEM 1A.	RISK FACTORS.

The following risks are considered the most significant to John Deere’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with Management’s Discussion and Analysis beginning on page 22, including the risks and uncertainties described in the Safe Harbor Statement on pages 24 – 26, and the Notes to Consolidated Financial Statements beginning on page 38. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Annual Report on Form 10-K and the “Safe Harbor Statement” in this report are not the only risks faced by the Company.

International, national and regional trade laws, regulations and policies (particularly those related to or restricting global trade) and government farm programs and policies could significantly impair John Deere’s profitability and growth prospects.

International, national and regional laws, regulations and policies directly or indirectly related to or restricting the import and export of John Deere’s products, services and technology, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business and subject John Deere to civil and criminal sanctions for violations. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. Trade restrictions, including withdrawal from or modification of existing trade agreements, the failure to ratify the United States-Mexico-Canada Agreement, negotiation of new trade agreements, and imposition of new (and retaliatory) tariffs against certain countries or covering certain products, including developments in U.S.-China trade relations, could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products and services. These trade restrictions, and changes in–or uncertainty surrounding–global trade policies may affect John Deere’s competitive position. Furthermore, the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed by such policies because farm income strongly influences sales of agricultural equipment around the world. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel and infrastructure. Additionally, changes in government farm programs and policies, including direct payment and other subsidies, can significantly influence demand for agricultural equipment. Furthermore, sanctions and export controls imposed by the U.S. and other governments restricting or prohibiting transactions with certain persons, including financial institutions, to certain countries, or involving certain products expose John Deere to potential criminal and civil sanctions. Embargoes and sanctions laws are changing rapidly for certain geographies, including with respect to Russia, Venezuela, Nicaragua and Turkey. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of import and export laws and sanctions, violations of these laws or sanctions could have an adverse effect on John Deere’s reputation, business, results of operations and financial condition.

Changes in government banking, monetary and fiscal policies could have a negative effect on John Deere.

Policies of the U.S. and other governments regarding banking, monetary and fiscal policies intended to promote or maintain liquidity, stabilize financial markets and/or address local deficit or structural economic issues may not be effective and could have a material impact on John Deere’s customers and markets. John Deere’s operations and results could also be impacted by financial regulatory reform that could have an adverse effect on the financial services segment and on John Deere’s customers by limiting their ability to enter into hedging transactions or to finance purchases of John Deere products. Government policies on spending can also affect John Deere, especially the construction and forestry segment due to the impact of government spending on infrastructure development. John Deere’s operations, including those outside of the United States, may also be affected by non-U.S. regulatory reforms being implemented to further regulate non-U.S. financial institutions and markets.

Changes in tax rates, tax legislation, or exposure to additional tax liabilities could have a negative effect on John Deere.

John Deere is subject to income taxes in the U.S. and numerous foreign jurisdictions. The Company’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Tax rates in various jurisdictions may be subject to significant change. John Deere’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. If the Company’s effective tax rates were to increase, or if the ultimate determination of our taxes owed is for an amount in excess of amounts previously accrued, John Deere’s operating results, cash flows and financial condition could be adversely affected.

Changing worldwide demand for food and different forms of bio-energy could have an effect on the price of farm commodities and consequently the demand for certain John Deere equipment and could also result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world’s growing food and bio-energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. Lower farm commodity prices directly affect farm incomes, which could negatively affect sales of agricultural equipment. While higher commodity prices benefit John Deere’s crop-producing agricultural equipment customers, higher commodity prices also could result in greater feed costs for livestock and poultry producers which in turn may result in lower levels of equipment purchased by these customers. Furthermore, changing bio-fuel demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect commodity demand and commodity prices, demand for John Deere’s diesel-fueled equipment, and result in higher research and development costs related to equipment fuel standards.

As John Deere seeks to expand its business globally, growth opportunities may be impacted by greater political, economic and social uncertainty and the continuing and accelerating globalization of businesses could significantly change the dynamics of John Deere’s competition, customer base and product offerings.

John Deere’s efforts to grow its businesses depend to a large extent upon access to additional geographic markets, including, but not limited to, Argentina, Brazil, China, India and Russia, and its success in developing market share and operating profitably in such markets. In some cases, these countries have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions and differing local customer product preferences and requirements than John Deere’s other markets. Negative market conditions resulting from economic and political uncertainties in these and other countries could reduce customer confidence, resulting in declines in demand and increases in delinquencies and default rates, which could affect write-offs and provisions for credit losses. Operating and seeking to expand business in a number of different regions and countries exposes John Deere to multiple and potentially conflicting cultural practices, business practices and legal and regulatory requirements that are subject to change, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, sanctions and export control requirements, repatriation of earnings and advanced technologies. Expanding business operations globally also increases exposure to currency fluctuations which can materially affect the Company’s financial results. As these emerging geographic markets become more important to John Deere, its competitors are also seeking to expand their production capacities and sales in these same markets. While John Deere maintains a positive corporate image and its brands are widely recognized and valued in its traditional markets, the brands are less well known in some emerging markets which could impede John Deere’s efforts to successfully compete in these markets. Although John Deere is taking measures to adapt to these changing circumstances, John Deere’s reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

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

John Deere relies on a combination of patents, trademarks, trade secret laws, and confidentiality agreements to protect our intellectual property rights. In particular, we heavily rely on certain John Deere trademarks, which contribute to John Deere’s identity and the recognition of its products and services, including but not limited to the “John Deere” mark, the leaping deer logo, the “Nothing Runs Like a Deere” slogan, the prefix “JD” associated with many products, and the green and yellow equipment colors. These trademarks, as well as the many patents used in our products, are integral to the John Deere business, and their loss could have a material adverse effect on the Company.

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

John Deere’s business may be directly and indirectly affected by unfavorable weather conditions or natural calamities that reduce agricultural production and demand for agriculture and turf equipment.

Poor or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of John Deere’s customers, particularly the purchasers of agriculture and turf equipment. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting new crops and may cause growing crops to die or result in lower yields. Excessive rain or flooding can prevent planting from occurring at optimal times, and may cause crop loss through increased disease or mold growth. Temperatures outside normal ranges can also cause crop failure or decreased yields, and may also affect disease incidence. Temperature affects the rate of growth, crop maturity and crop quality. Natural calamities such as regional floods, hurricanes or other storms, droughts, diseases and pests can have significant negative effects on agricultural and livestock production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment. Sales of turf equipment, particularly during the important spring selling season, can be dramatically impacted by weather. Adverse weather conditions in a particular geographic region may adversely affect sales of some turf equipment. Drought conditions can adversely affect sales of certain mowing equipment and unusually rainy weather can similarly cause lower sales volumes.

Changes in the availability and price of certain raw materials, components and whole goods could result in production disruptions or increased costs and lower profits on sales of John Deere products.

John Deere requires access to various raw materials, components and whole goods at competitive prices to manufacture and distribute its products. Changes in the availability and price of these raw materials, components and whole goods, which have fluctuated significantly in the past and are more likely to fluctuate during times of economic volatility, regulatory instability or change in import tariffs or trade agreements, can significantly increase the costs of production which could have a material negative effect on the profitability of the business, particularly if John Deere, due to pricing considerations or other factors, is unable to recover the increased costs from its customers. John Deere relies on suppliers to acquire raw materials, components and whole goods required to manufacture its products. Certain components and parts used in John Deere’s products are available from a single supplier and cannot be alternatively sourced quickly. Supply chain disruptions due to supplier financial distress, capacity constraints, trade barriers, labor shortages, business continuity, quality, delivery issues or disruptions due to weather-related or natural disaster events could affect John Deere’s operations and profitability.

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

Increasingly stringent engine emission regulations could impact John Deere’s ability to manufacture and distribute certain engines or equipment, which could negatively affect business results.

John Deere’s equipment operations must meet increasingly stringent engine emission reduction regulations throughout the world, including the European Union’s Stage V standard. In addition, governmental agencies throughout the world are enacting more stringent laws and regulations to reduce off-road engine emissions. These laws and regulations are applicable to engines manufactured by John Deere, including those used in John Deere agriculture and construction and forestry equipment. John Deere has incurred and continues to incur substantial research and development costs related to the implementation of these more rigorous laws and regulations. While John Deere has developed and is executing comprehensive plans to meet these requirements, these plans are subject to many variables that could delay or otherwise affect John Deere’s ability to manufacture and distribute certain equipment or engines, which could negatively impact business results.

John Deere may incur increased costs due to new or more stringent greenhouse gas emission standards designed to address climate change and could be further impacted by physical effects attributed to climate change on its facilities, suppliers and customers.

There is global scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations may lead to international, national, regional or local legislative or regulatory responses in the future. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, including John Deere, are continuing to look for ways to reduce GHG emissions. The regulation of GHG emissions from certain stationary or mobile sources could result in additional costs to John Deere in the form of taxes or emission allowances, facilities improvements and energy costs, which would increase John Deere’s operating costs through higher utility, transportation and materials costs. Increased input costs, such as fuel and fertilizer, and compliance-related costs could also impact customer operations and demand for John Deere equipment. Because the impact of any future GHG legislative, regulatory or product standard requirements on John Deere’s global businesses and products is dependent on the timing and design of mandates or standards, John Deere is unable to predict its potential impact at this time.

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

In the ordinary course of business, John Deere relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing and collection of payments from dealers or other purchasers of John Deere equipment and from customers of John Deere’s financial services operations. John Deere uses information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. Additionally, John Deere collects and stores sensitive data, including intellectual property, proprietary business information and the proprietary business information of John Deere’s customers and suppliers, as well as personally identifiable information of John Deere’s customers and employees, in data centers and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to John Deere’s business operations and strategy. Despite security measures and business continuity plans, John Deere’s information technology networks and infrastructure may be vulnerable to damage, disruptions or shutdowns due to attacks by cyber criminals or breaches due to employee or supplier error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts, natural disasters or other catastrophic events. The occurrence of any of these events could compromise John Deere’s networks, and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage John Deere’s reputation, which could adversely affect John Deere’s business, results of operations and financial condition. In addition, as security threats continue to evolve and increase in frequency and sophistication, we may need to invest additional resources to protect the security of our systems.

John Deere is subject to governmental laws, regulations and other legal obligations related to privacy and data protection.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. John Deere collects personally identifiable information (PII) and other data as integral parts of its business processes and activities. This data is subject to a variety of U.S. and foreign laws and regulations, including oversight by various regulatory or other governmental bodies. Many foreign countries and governmental bodies, including the European Union, Canada, and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or by businesses operating within their jurisdictions. The European Union General Data Protection Regulation imposes stringent data protection requirements and provides significant penalties for noncompliance. New privacy laws will continue to come into effect around the world in 2020, with one of the most significant being the California Consumer Privacy Act on January 1, 2020. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies) could result in additional cost and liability to us or company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

John Deere’s ability to execute its strategy is dependent upon the ability to attract, train and retain qualified personnel.

John Deere’s continued success depends, in part, on its ability to identify, attract, motivate, train and retain qualified personnel in key functions. In particular, John Deere is dependent on its ability to identify, attract, motivate, train and retain qualified personnel with the requisite education, background and industry experience. Failure to attract, train and retain qualified personnel, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new personnel, or the allocation of inadequate resources to training, integration and retention of qualified personnel, could impair John Deere’s ability to execute its business strategy and could adversely affect John Deere’s business. In addition, while John Deere strives to reduce the impact of the departure of employees, John Deere’s operations or ability to execute its business strategy may be impacted by the loss of personnel.

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

Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences for John Deere that cannot yet reasonably be predicted.

The Company has outstanding debt, derivative and receivable transactions with variable interest rates based on LIBOR. The LIBOR benchmark has been subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect the Company's debt securities, derivative instruments, receivables, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts which terminate after 2021. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

John Deere may not realize all of the anticipated benefits of our acquisitions, joint ventures or divestitures, or these benefits may take longer to realize than expected.

From time to time, the Company makes strategic acquisitions and divestitures or participates in joint ventures. Acquisitions or joint ventures that the Company has entered into, or may enter into in the future, may involve significant challenges and risks, including that the acquisitions or joint ventures do not advance our business strategy, or fail to produce satisfactory returns on our investment. The Company may encounter difficulties in integrating acquisitions with its operations, in applying internal control processes to these acquisitions, in managing strategic investments, and in assimilating new capabilities to meet the future needs of the Company’s business. Integrating acquisitions is often costly and may require significant attention from management. Furthermore, John Deere may not realize all of the anticipated benefits of acquisitions or joint ventures, or the realized benefits may be significantly delayed. While our evaluation of any potential transaction includes business, legal, and financial due diligence with the goal of identifying and evaluating the material risks involved, our due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential risks of a particular acquisition or joint venture, including potential exposure to regulatory sanctions resulting from an acquisition target’s or joint venture partner’s previous activities or costs associated with any quality issues with an acquisition target's or joint venture’s products or services. We may decide to divest ourselves of acquired businesses if we determine any such divestiture is in the best interests of our shareholders, and our joint ventures may be terminated at or before their stated terms. Divestitures of businesses or dissolutions of joint ventures may involve significant challenges and risks, including failure to advance our business strategy, costs or disruptions to the Company, or negative effects on the Company’s product offerings, which may adversely affect our business, results of operations and financial condition. These divestitures of businesses or dissolutions of joint ventures may result in ongoing financial or legal involvement in the divested business, through indemnifications or other financial arrangements, such as retained liabilities, which could affect the Company’s future financial results.

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

See “Manufacturing” in Item 1.

The equipment operations own or lease eleven facilities comprised of two locations supporting centralized parts distribution and nine regional parts depots and distribution centers throughout the U.S. and Canada. Outside the U.S. and Canada, the equipment operations also own or lease and occupy 14 centralized parts distribution centers in Brazil, Germany, India and Russia and regional parts depots and distribution centers in Argentina, Australia, China, Mexico, South Africa, Sweden and the United Kingdom. John Deere also owns and leases 16 facilities for the manufacture and distribution of other brands of replacement parts.

The Company owns and leases 37 administrative offices and research facilities globally and many other smaller, miscellaneous facilities globally.

Overall, John Deere owns approximately 67.5 million square feet of facilities and leases approximately 10.3 million additional square feet in various locations.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, and trademark matters. Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that the Company reasonably believes could exceed $100,000. The following matter is disclosed solely pursuant to that requirement: on October 3, 2018, the Provincia Santa Fe Ministerio de Medio Ambiente issued a Notice of Violation to Industrias John Deere Argentina in connection with alleged groundwater contamination at the site; the Company continues to work with the appropriate authorities to implement corrective actions to remediate the site. The Company believes the reasonably possible range of losses for this and other unresolved legal actions would not have a material effect on its financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a)	The Company’s common stock is listed on the New York Stock Exchange under the symbol “DE”. See the information concerning the number of stockholders and the data on dividends declared and paid per share in Notes 30 and 31 to the Consolidated Financial Statements.
(b)	Not applicable.
(c)	The Company’s purchases of its common stock during the fourth quarter of 2019 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
	Total Number of		as Part of Publicly	Purchased under
	Shares	Average Price	Announced Plans	the Plans or
	Purchased	Paid Per	or Programs (1)	Programs (1)(3)
Period	(thousands) (2)	Share	(thousands)	(millions)
Jul 29 to Aug 25	596	$152.30	595	7.7
Aug 26 to Sept 29	1,082	158.80	1,082	6.7
Sept 30 to Nov 3	654	169.40	654	6.1
Total	2,332		2,331

(1)	During the fourth quarter of 2019, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares above that may yet be purchased under the $8,000 million plan was based on the end of the fourth quarter closing share price of $176.11 per share. At the end of the fourth quarter of 2019, $1,075 million of common stock remains to be purchased under this plan.
(2)	In the fourth quarter of 2019, approximately 1 thousand shares were purchased from plan participants to pay payroll taxes on certain restricted stock awards. The shares were valued at a weighted-average market price of $158.70.
(3)	In December 2019, the Board of Directors authorized the repurchase of up to $8,000 million of additional common stock. This additional repurchase amount may be repurchased after November 3, 2019 and is not included in the amounts above (see Note 31).

ITEM 6.	SELECTED FINANCIAL DATA.

Financial Summary

	November 3	October 28	October 29	October 30	November 1
(Millions of dollars except per share amounts)	2019	2018	2017	2016	2015
For the Years Ended:
Total net sales and revenues	$39,258	$37,358	$29,738	$26,644	$28,863
Net income attributable to Deere & Company	$3,253	$2,368	$2,159	$1,524	$1,940
Net income per share — basic	$10.28	$7.34	$6.76	$4.83	$5.81
Net income per share — diluted	$10.15	$7.24	$6.68	$4.81	$5.77
Dividends declared per share	$3.04	$2.58	$2.40	$2.40	$2.40
At Year End:
Total assets	$73,011	$70,108	$65,786	$57,918	$57,883
Long-term borrowings	$30,229	$27,237	$25,891	$23,703	$23,775

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption “Management’s Discussion and Analysis” on pages 22 – 32.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under “Management’s Discussion and Analysis” beginning on page 22 and in Note 28 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and notes thereto and supplementary data on pages 33 – 75.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of November 3, 2019, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 3, 2019, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of November 3, 2019, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting. That report is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding directors required by Item 401(a) of Regulation S-K in the definitive proxy statement for the annual meeting of stockholders to be held on February 26, 2020 (proxy statement), under the captions "Item 1 — Election of Directors" is incorporated herein by reference. The information in the proxy statement required by Items 407(d)(4) and 407(d)(5) of Regulation S-K under the caption “Corporate Governance — Board Committees — Audit Review Committee” is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption "Information about our Executive Officers."

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

The information required by Item 404 of Regulation S-K in the proxy statement under the caption “Review and Approval of Related Person Transactions” is incorporated herein by reference. The information required by Item 407(a) of Regulation S-K in the proxy statement under the caption “Corporate Governance—Director Independence” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is set forth in the proxy statement under the captions "Ratification of Independent Registered Public Accounting Firm—Fees Paid to the Independent Registered Public Accounting Firm" and “Pre-approval of Services by the Independent Registered Public Accounting Firm” and incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Page
(1)	Financial Statements

	Statement of Consolidated Income for the years ended November 3, 2019, October 28, 2018, and October 29, 2017	33

	Statement of Consolidated Comprehensive Income for the years ended November 3, 2019, October 28, 2018, and October 29, 2017	34

	Consolidated Balance Sheet as of November 3, 2019 and October 28, 2018	35

	Statement of Consolidated Cash Flows for the years ended November 3, 2019, October 28, 2018, and October 29, 2017	36

	Statement of Changes in Consolidated Stockholders’ Equity for the years ended October 29, 2017, October 28, 2018, and November 3, 2019	37

	Notes to Consolidated Financial Statements	38

(2)	Exhibits

	See the “Index to Exhibits” on pages 80 – 82 of this report

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

ITEM 16.FORM 10-K SUMMARY.

None.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

NOVEMBER 3, 2019, OCTOBER 28, 2018, AND OCTOBER 29, 2017

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

Trends and Economic Conditions

The company’s agriculture and turf equipment sales increased 2 percent in 2019 and are forecast to decrease 5 to 10 percent for 2020. Industry agricultural machinery sales in the U.S. and Canada for 2020 are forecast to decline about 5 percent, compared to 2019. Industry sales in the European Union (EU)28 member nations and South American industry sales of tractors and combines are forecast to be about the same in 2020. Asian sales are also forecast to be about the same in 2020. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same. The company’s construction and forestry sales increased 10 percent in 2019. The segment’s sales are forecast to decrease 10 to 15 percent in 2020. Global forestry industry sales are expected to be about the same as 2019 sales. Net income of the company’s financial services operations attributable to Deere & Company in 2020 is expected to be approximately $600 million.

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

The company’s results reflected continued uncertainties in the agricultural sector. Trade tensions and difficult growing and harvesting conditions have caused farmers to become cautious about major equipment purchases. Financial services’ results were also pressured by operating lease losses. The favorable general economic conditions supported demand for smaller equipment and led to strong sales and operating profit for the construction and forestry operations. Despite the present challenges, the longer-term outlook for the company’s businesses remains positive. The company believes it is well positioned to be a leader in the delivery of smarter, more efficient, and sustainable solutions. In addition, a series of measures to create a leaner organization structure have been initiated that will allow the company to operate with more speed and agility.

2019 COMPARED WITH 2018

CONSOLIDATED RESULTS

The following table provides the net income attributable to Deere & Company in millions of dollars as well as diluted and basic earnings per share in dollars:

	2019	2018
Net income attributable to Deere & Company	$3,253	$2,368
Diluted earnings per share	10.15	7.24
Basic earnings per share	10.28	7.34

Net income in 2019 and 2018 was affected by discrete adjustments to the provision for income taxes, including those related to the U.S. tax reform legislation enacted on December 22, 2017 (tax reform) (see Note 9). The adjustments in 2019 related to tax reform reduced the provision for income taxes by $68 million and in 2018 increased the provision by $704 million.

The worldwide net sales and revenues, price realization, and the effect of currency translation for worldwide, U.S. and Canada, and outside U.S. and Canada in millions of dollars follows:

	2019	2018	% Change
Worldwide net sales and revenues	$39,258	$37,358	+5
Worldwide equipment operations net sales	34,886	33,351	+5
Price realization			+3
Currency translation (unfavorable)			-3
Wirtgen - two additional months			+1

U.S. and Canada equipment operations net sales	20,264	18,847	+8
Price realization			+4

Outside U.S. and Canada equipment operations net sales	14,622	14,504	+1
Price realization			+3
Currency translation (unfavorable)			-5
Wirtgen - two additional months			+3

The company’s equipment operations operating profit and net income and financial services operations net income follow in millions of dollars:

	2019	2018	% Change
Equipment operations operating profit	$3,721	$3,684	+1
Equipment operations net income	2,698	1,404	+92
Financial services net income	539	942	-43

The discussion on net sales and operating profit are included in the Business Segment and Geographic Area Results below. The equipment operations’ 2019 and 2018 net income included a discrete income tax benefit related to tax reform of $65 million and expense of $1,045 million, respectively (see Note 9). Financial services’ net income was affected by favorable income tax benefits related to tax reform of $3 million and $341 million for 2019 and 2018, respectively.

Excluding the tax reform adjustments, the financial services segment net income decreased compared to 2018 due to impairments and higher losses on operating lease residual values and unfavorable financing spreads, partially offset by income earned on a higher average portfolio. Additional information is presented in the following discussion of the “Worldwide Financial Services Operations.”

The cost of sales to net sales ratio and other significant statement of consolidated income changes not previously discussed in millions of dollars follow:

	2019	2018	% Change
Cost of sales to net sales	76.8%	76.7%

Finance and interest income	$3,493	$3,107	+12
Research and development expenses	1,783	1,658	+8
Selling, administrative and general expenses	3,551	3,455	+3
Interest expense	1,466	1,204	+22
Other operating expenses	1,578	1,399	+13

The cost of sales to net sales ratio increased compared to 2018 mainly due to higher production costs, the unfavorable effects of foreign currency exchange, and a less favorable product mix, partially offset by price realization. Finance and interest income increased in 2019 due to a larger average credit portfolio and higher average interest rates. Research and development expenses increased as a result of spending to support new, advanced products. Selling, administrative and general expenses increased primarily due to employee separation costs and acquisition related amortization, partially offset by the favorable effects of currency translation and lower incentive compensation. Interest expense increased in 2019 due to higher average borrowing rates and higher average borrowings. Other operating expenses increased in 2019 primarily due to impairments and higher losses on operating lease residual values and increased depreciation of equipment on operating leases, partially offset by lower pension and postretirement benefit costs excluding the service cost component.

The company has several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans, primarily health care and life insurance plans. The company’s costs for these plans in 2019 were $235 million, compared with $353 million in 2018. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 6.5 percent in 2019 and 6.8 percent in 2018, or $838 million and $797 million, respectively. The actual return was a gain of $2,163 million in 2019 and $322 million in 2018. In 2020, the expected return will be approximately 6.4 percent. The company’s costs under these plans in 2020 are expected to increase approximately $75 million. The company makes any required contributions to the plan assets under applicable regulations and voluntary contributions after evaluating the company’s liquidity position and ability to make tax-

deductible contributions. Total company contributions to the plans were $518 million in 2019 and $1,426 million in 2018, which included voluntary contributions and direct benefit payments. The voluntary contributions to plan assets were $306 million in 2019, which included $300 million to a U.S. OPEB plan, and $1,305 million in 2018, which included $1,300 million to the U.S. pension and OPEB plans. Total company contributions in 2020 are expected to be approximately $525 million. The anticipated contributions include a voluntary U.S. OPEB plan contribution of $300 million. The remaining contributions primarily include direct benefit payments from company funds. The company has no significant required contributions to U.S. pension plan assets in 2020 under applicable funding regulations. See the discussion in “Critical Accounting Policies” for more information about pension and OPEB benefit obligations.

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

Worldwide Agriculture and Turf Operations

The agriculture and turf segment results in millions of dollars follow:

	2019	2018	% Change
Net sales	$23,666	$23,191	+2
Operating profit	2,506	2,816	-11
Operating margin	10.6%	12.1%

Segment sales increased due to price realization and higher shipment volumes, partially offset by the unfavorable effects of currency translation. Operating profit decreased largely due to higher production costs, the unfavorable effects of currency exchange, increased research and development costs, higher selling, administrative, and general expenses, and a less favorable sales mix, partially offset by price realization and higher shipment volumes.

Worldwide Construction and Forestry Operations

The construction and forestry segment results in millions of dollars follow:

	2019	2018	% Change
Net sales	$11,220	$10,160	+10
Operating profit	1,215	868	+40
Operating margin	10.8%	8.5%

Segment sales increased in 2019 primarily due to higher shipment volumes and price realization, partially offset by the unfavorable effects of currency translation. The inclusion of Wirtgen’s sales for two additional months in 2019 accounted for about 4 percent of the sales increase. Wirtgen’s operating profit was $343 million in 2019, compared with $116 million in the prior year. Excluding Wirtgen, the operating profit improvement in 2019 was primarily driven by price realization and higher shipment volumes, partially offset by higher production costs and a less favorable sales mix.

Worldwide Financial Services Operations

The financial services segment revenue, interest expense, and operating profit in millions of dollars, along with the ratio of earnings to fixed charges follow:

	2019	2018	% Change
Revenue (including intercompany revenue)	$3,969	$3,560	+11
Interest expense	1,234	936	+32
Operating profit	694	792	-12
Consolidated ratio of earnings to fixed charges	1.57	1.87

Operating profit in 2019 declined mainly due to impairments and higher losses on operating lease residual values and unfavorable financing spreads, partially offset by income earned on a higher average portfolio. The average balance of receivables and leases financed was 8 percent higher in 2019, compared with 2018. Interest expense increased in 2019 as a result of higher average borrowing rates and higher average borrowings.

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada results in millions of dollars follow:

	2019	2018	% Change
Net sales	$20,264	$18,847	+8
Operating profit	2,335	2,356	-1
Operating margin	11.5%	12.5%

The operating profit decrease was due primarily to higher production costs, a less favorable sales mix, increased research and development expenses, and higher selling, administrative, and general expenses. The decline was largely offset by price realization and higher shipment volumes. Net sales increased in 2019 due primarily to price realization and higher shipment volumes. The physical volume of sales, excluding the effect of acquisitions, increased 4 percent, compared with 2018.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada results in millions of dollars follow:

	2019	2018	% Change
Net sales	$14,622	$14,504	+1
Operating profit	1,386	1,328	+4
Operating margin	9.5%	9.2%

Operating profit increased primarily due to price realization and higher shipment volumes, partially offset by higher production costs, the unfavorable effects of currency exchange, increased research and development expenses, and higher selling, administrative, and general expenses. Net sales increased 1 percent in 2019, with Wirtgen adding 3 percent, compared to 2018. The increase was primarily the result of the Wirtgen acquisition and price realization, partially offset by the unfavorable effects of currency translation. The physical volume of sales, excluding the effect of acquisitions, was the same as 2018.

MARKET CONDITIONS AND OUTLOOK

Net income attributable to Deere & Company for fiscal 2020 is forecast to be in a range of $2,700 million to $3,100 million.

During the first quarter of 2020, the company announced a broad voluntary employee-separation program. The program’s total pretax expenses are estimated to be about $140 million with annual savings of about $115 million (see Note 31).

Agriculture and Turf. The company’s worldwide sales of agriculture and turf equipment are forecast to decline about 5 to 10 percent for fiscal year 2020, including price realization of 2 percent and a negative currency translation effect of 1 percent. Industry sales of agricultural equipment in the U.S. and Canada are forecast to decrease about 5 percent, driven by lower demand for large equipment. Full year industry sales in the EU28 member nations are forecast to be about the same as 2019 as are South American industry sales of tractors and combines. Asian sales are forecast to be about the same as 2019. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same for 2020.

Construction and Forestry. The company’s worldwide sales of construction and forestry equipment are anticipated to decrease about 10 to 15 percent for 2020, with price realization having a favorable effect of 1 percent and foreign currency translation having an unfavorable effect of 1 percent. The outlook reflects slowing construction activity as well as the company’s efforts to assist dealers to manage their inventory levels. In forestry, global industry sales are expected to be about the same as 2019.

Financial Services. Fiscal year 2020 net income attributable to Deere & Company for the financial services operations is expected to be approximately $600 million. Net income is expected to benefit from lower losses on lease residual values as well as income earned on a higher average portfolio. These items are forecast to be partially offset by a higher provision for credit losses, less favorable financing spreads, and higher selling and administrative expenses.

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

The company’s agricultural equipment business is subject to a number of uncertainties including the factors that affect farmers’ confidence and financial condition. These factors include demand for agricultural products, world grain stocks, weather conditions, soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, trade restrictions and tariffs (e.g., China), global trade agreements (e.g., the United States-Mexico-Canada Agreement), the level of farm product exports (including concerns about genetically modified organisms), the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of governments, changes in government farm programs and policies, international reaction to such programs, changes in and effects of crop insurance programs, changes in environmental regulations and their impact on farming practices, animal diseases (e.g., African swine fever) and their effects on poultry, beef and pork consumption and prices and on livestock feed demand, and crop pests and diseases.

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

All of the company’s businesses and its results are affected by general economic conditions in the global markets and industries in which the company operates; customer confidence in general economic conditions; government spending and taxing; foreign currency exchange rates and their volatility, especially fluctuations in the value of the U.S. dollar; interest rates (including the availability of IBOR reference rates); inflation and deflation rates; changes in weather patterns; the political and social stability of the global markets in which the company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics.

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

2018 COMPARED WITH 2017

The comparison of the 2018 results with 2017 is in the company’s 2018 Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company’s consolidated totals, equipment operations, and financial services operations.

CONSOLIDATED

Positive cash flows from consolidated operating activities in 2019 were $3,412 million. This resulted primarily from net income adjusted for non-cash provisions and a change in accrued income taxes payable/receivable, which were partially offset by an increase in receivables related to sales, an increase in inventories after adjusting for equipment transferred to operating leases (see Note 7) and the disposition of the construction and forestry retail locations in Canada (see Note 4), and a change in net retirement benefits (see Note 8). Cash outflows from investing activities were $3,924 million in 2019, due primarily to the cost of receivables (excluding receivables related to sales) and cost of equipment on operating leases acquired exceeding the collections of receivables and the proceeds from sales of equipment on operating leases by $2,848 million, purchases of property and equipment of $1,120 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $51 million, partially offset by proceeds from sales of businesses and unconsolidated affiliates, net of cash sold, of $93 million (see Note 4). Cash inflows from financing activities were $509 million in 2019, due primarily to an increase in borrowings of $2,643 million and proceeds from issuance of common stock (resulting from the exercise of stock options) of $178 million, partially offset by repurchases of common stock of $1,253 million and dividends paid of $943 million. Cash, cash equivalents, and restricted cash decreased $59 million during 2019.

Over the last three years, operating activities have provided an aggregate of $7,430 million in cash. In addition, increases in borrowings were $9,774 million, proceeds from issuance of common stock (resulting from the exercise of stock options) were $924 million, proceeds from sales of businesses and unconsolidated affiliates were $363 million, and proceeds from maturities and sales exceeded purchases of marketable securities by $178 million. The aggregate amount of these cash flows was used mainly to acquire receivables (excluding receivables related to sales) and equipment on operating leases that exceeded collections of receivables and the proceeds from sales of equipment on operating leases by $5,950 million, acquire businesses of $5,529 million, purchase property and equipment of $2,611 million, pay dividends of $2,513 million, and repurchase common stock of $2,217 million. Cash, cash equivalents, and restricted cash decreased $534 million over the three-year period.

The company has access to most global capital markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The company’s commercial paper outstanding at November 3, 2019 and October 28, 2018 was $2,698 million and $3,857 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,438 million and $4,394 million, respectively. The amount of the total cash and cash equivalents and marketable securities held by foreign subsidiaries was $2,731 million and $2,433 million at November 3, 2019 and October 28, 2018, respectively.

Lines of Credit. The company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,499 million at November 3, 2019, $5,143 million of which were unused. For the purpose of computing the unused credit lines, commercial paper, and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at November 3, 2019 was a 364-day credit facility agreement of $2,800 million, expiring in fiscal April 2020. In addition, total credit lines included long-term credit facility agreements of $2,500 million, expiring in April 2023, and $2,500 million, expiring in April 2024. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at November 3, 2019 was $13,554 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $25,171 million at November 3, 2019. All of these credit agreement requirements have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased by $226 million in 2019 due primarily to higher shipment volumes, partially offset by foreign currency translation. The ratio of trade accounts and notes receivable at November 3, 2019 and October 28, 2018 to fiscal year net sales was 15 percent in both 2019 and 2018. Total worldwide agriculture and turf receivables increased $14 million and construction and forestry receivables increased $212 million. The collection period for trade receivables averages less than 12 months. The percentage of trade receivables outstanding for a period exceeding 12 months was 3 percent at November 3, 2019 and 2 percent at October 28, 2018.

Deere & Company’s stockholders’ equity was $11,413 million at November 3, 2019, compared with $11,288 million at October 28, 2018. The increase of $125 million resulted from net income attributable to Deere & Company of $3,253 million and an increase in common stock of $168 million, which were partially offset by an increase in treasury stock of $1,162 million, dividends declared of $963 million, a change in the retirement benefits adjustment of $678 million, a change in the cumulative translation adjustment of $448 million, and an unrealized loss on derivatives of $75 million.

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

Cash provided by operating activities of the equipment operations during 2019, including intercompany cash flows, was $3,200 million due primarily to net income adjusted for non-cash provisions, partially offset by a change in accrued income taxes payable/receivable, a change in net retirement benefits (see Note 8), an increase in trade receivables and Equipment Operations’ financing receivables, and an increase in inventories after adjusting for the Canada retail locations disposition (see Note 4) and foreign currency translation.

Over the last three years, these operating activities, including intercompany cash flows, have provided an aggregate of $8,915 million in cash.

Trade receivables held by the equipment operations increased by $108 million during 2019. The equipment operations sell a significant portion of their trade receivables to financial services (see previous consolidated discussion).

Inventories decreased by $174 million in 2019 due primarily to the Canada retail locations disposition (see Note 4) and the effect of foreign currency translation. Most of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 16), which approximates current cost, to fiscal year cost of sales were 29 percent and 30 percent at November 3, 2019 and October 28, 2018, respectively.

Total interest-bearing debt of the equipment operations was $6,446 million at the end of 2019, compared with $6,223 million at the end of 2018 and $5,866 million at the end of 2017. The ratio of total debt to total capital (total interest-bearing debt and stockholders’ equity) at the end of 2019, 2018, and 2017 was 36 percent, 36 percent, and 38 percent, respectively.

The company may from time to time seek to retire portions of its outstanding debt securities through cash repurchases or exchanges for other securities, in open-market purchases, privately negotiated transactions, or otherwise. Such repurchases or exchanges, if any, will be subject to and depend on prevailing market conditions, the company’s liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such transactions, individually or in the aggregate, may be material.

Property and equipment cash expenditures for the equipment operations in 2019 were $1,118 million, compared with $893 million in 2018. Capital expenditures in 2020 are estimated to be approximately $1,100 million.

In October 2019, the company entered into a definitive agreement to acquire Unimil, a privately held Brazilian company in the aftermarket service parts business for sugarcane harvesters. The expected cash purchase price is R$375 million (or approximately US$95 million based on the exchange rate at the end of the fiscal year). The company expects to fund the acquisition and the transaction expenses with current cash. The transaction requires customary regulatory approval and is expected to close in six to ten months.

FINANCIAL SERVICES

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

The cash provided by operating and financing activities was used for investing activities. Cash flows from the financial services’ operating activities, including intercompany cash flows, were $2,418 million in 2019. Cash used by investing activities totaled $4,721 million in 2019 due primarily to the cost of receivables (excluding trade and wholesale) and cost of equipment on operating leases acquired exceeding collections of these receivables and the proceeds from sales of equipment on operating leases by $3,729 million, an increase in trade receivables and wholesale notes of $935 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $60 million. Cash provided by financing activities totaled $2,264 million in 2019, representing primarily an increase in external borrowings of $2,416 million and an increase in borrowings from Deere & Company of $305 million, partially offset by dividends paid to Deere & Company of $427 million. Cash, cash equivalents, and restricted cash decreased $53 million.

Over the last three years, the operating activities, including intercompany cash flows, have provided $5,937 million in cash. In addition, an increase in total borrowings of $7,351 million provided cash inflows. These amounts have been used mainly to fund receivables (excluding trade and wholesale) and equipment on operating lease acquisitions, which exceeded collections and the proceeds from sales of equipment on operating leases, by $9,677 million, fund an increase in trade and wholesale receivables of $2,537 million, pay dividends to Deere & Company of $1,256 million, and purchase $140 million of marketable securities in excess of maturities and sales. Cash, cash equivalents, and restricted cash decreased $579 million over the three-year period.

Receivables and equipment on operating leases increased by $3,211 million in 2019, compared with 2018. Total acquisition volumes of receivables (excluding trade and wholesale) and cost of equipment on operating leases increased 7 percent in 2019, compared with 2018. The volumes of retail notes, revolving charge accounts, financing leases, and operating leases increased approximately 10 percent, 6 percent, 5 percent, and 1 percent, respectively. During 2019, the amount of wholesale notes and trade receivables increased 17 percent and 3 percent, respectively. At November 3, 2019 and October 28, 2018, net receivables and leases administered, which include receivables administered but not owned, were $46,194 million and $42,985 million, respectively.

Total external interest-bearing debt of the financial services operations was $38,888 million at the end of 2019, compared with $36,033 million at the end of 2018 and $34,179 million at the end of 2017. Total external borrowings have changed generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of total interest-bearing debt to total stockholder’s equity was 8.0 to 1 at the end of 2019, 7.5 to 1 at the end of 2018, and 7.6 to 1 at the end of 2017.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 14). At November 3, 2019, the facility had a total capacity, or “financing limit,” of up to $3,500 million of secured financings at any time. The facility was renewed in November 2019 with a capacity of $3,500 million. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At November 3, 2019, $1,434 million of short-term securitization borrowings was outstanding under the agreement.

During 2019, the financial services operations issued $3,310 million and retired $2,914 million of retail note securitization borrowings. During 2019, the financial services operations also issued $8,638 million and retired $5,454 million of long-term borrowings, which were primarily medium-term notes.

OFF-BALANCE-SHEET ARRANGEMENTS

At November 3, 2019, the company had approximately $343 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere and Wirtgen equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. The maximum remaining term of the receivables guaranteed at November 3, 2019 was approximately seven years.

AGGREGATE CONTRACTUAL OBLIGATIONS

The payment schedule for the company’s contractual obligations at November 3, 2019 in millions of dollars is as follows:

		Less			More
		than	2&3	4&5	than
	Total	1 year	years	years	5 years
On-balance-sheet
Debt*
Equipment operations**	$6,483	$1,013	$1,179	$563	$3,728
Financial services**	38,706	11,961	15,130	7,014	4,601
Total	45,189	12,974	16,309	7,577	8,329
Interest relating to debt***	5,424	1,114	1,422	728	2,160
Accounts payable	2,851	2,751	73	25	2
Capital leases	32	12	16	3	1
Off-balance-sheet
Purchase obligations	2,623	2,582	26	12	3
Operating leases	337	111	133	67	26
Total	$56,456	$19,544	$17,979	$8,412	$10,521
*	Principal payments.
**

Payments related to securitization borrowings of $4,327 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 19).

***	Includes projected payments related to interest rate swaps.

The previous table does not include unrecognized tax benefit liabilities of approximately $553 million at November 3, 2019, since the timing of future payments is not reasonably estimable at this time (see Note 9). For additional information regarding pension and OPEB obligations, short-term borrowings, long-term borrowings, and lease obligations, see Notes 8, 19, 21, and 22, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of the company’s consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses. Changes in these estimates and assumptions could have a significant effect on the financial statements. The accounting policies below are those management believes are the most critical to the preparation of the company’s financial statements and require the most difficult, subjective, or complex judgments. The company’s other accounting policies are described in the Notes to the Consolidated Financial Statements.

Sales Incentives

At the time a sale to a dealer is recognized, the company records an estimate of the future sales incentive costs as a reduction to the sales price. These incentives may be based on a dealer’s purchase volume, or on retail sales incentive programs for allowances and financing programs that will be due when the dealer sells the equipment to a retail customer. The estimated cost of these programs is based on historical data, announced and expected incentive programs, field inventory levels, and forecasted sales volumes. The final cost of these programs is determined at the end of the measurement period for volume-based incentives or when the dealer sells the equipment to the retail customer. This is due to numerous programs available at any particular time and new programs that may be announced after the company records the equipment sale. Changes in the mix and types of programs affect these estimates, which are reviewed quarterly.

The sales incentive accruals at November 3, 2019, October 28, 2018, and October 29, 2017 were $2,033 million, $1,850 million, and $1,581 million, respectively. The total accrual is recorded $1,443 million, $1,297 million, and $1,089 million in trade accounts and notes receivable – net, and $590 million, $553 million, and $492 million in accounts payable and accrued expenses at November 3, 2019, October 28, 2018, and October 29, 2017, respectively. The increases in 2019 and 2018 were related primarily to higher sales volume.

The estimation of the retail sales incentive accrual is impacted by many assumptions. One of the key assumptions is the predictive value of the historical percent of retail sales incentive costs to retail sales from dealers. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus 1.1 percent, compared to the average retail sales incentive costs to retail sales percent during that period. Holding other assumptions constant, if this estimated retail incentive cost experience percent were to increase or decrease 1.1 percent, the sales incentive accrual at November 3, 2019 would increase or decrease by approximately $94 million.

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

The product warranty accruals, excluding extended warranty unamortized premiums, at November 3, 2019, October 28, 2018, and October 29, 2017 were $1,218 million, $1,146 million, and $1,007 million, respectively. The increases in 2019 and 2018 were related primarily to higher sales volume.

Estimates used to determine the product warranty accruals are significantly affected by the historical percent of warranty claims costs to sales. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .09 percent, compared to the average warranty costs to sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .09 percent, the warranty accrual at November 3, 2019 would increase or decrease by approximately $40 million.

Postretirement Benefit Obligations

Pension and other postretirement benefit, primarily health care and life insurance plans, obligations are based on various assumptions used by the company’s actuaries in calculating these amounts. These assumptions include discount rates, health care cost trend rates, expected return on plan assets, compensation increases, retirement rates, mortality rates, and other factors. Actual results that differ from the assumptions and changes in assumptions affect future expenses and obligations.

The pension liabilities, net of pension assets, recognized on the balance sheet at November 3, 2019 were $226 million. The pension assets, net of pension liabilities, recognized on the balance sheet at October 28, 2018 were $494 million. The pension liabilities, net of pension assets, recognized on the balance sheet at October 29, 2017 were $1,073 million. The increase in pension net liabilities in 2019 was due primarily to decreases in discount rates and interest on the liabilities, largely offset by the return on plan assets. The increase in pension net assets in 2018 was due primarily to increases in discount rates and contributions to a U.S. pension plan (see Note 8), partially offset by interest on the liabilities. The OPEB liabilities, net of OPEB assets, at November 3, 2019, October 28, 2018, and October 29, 2017 were $4,686 million, $4,753 million, and $5,623 million, respectively. The decrease in OPEB net liabilities in 2019 was due primarily to contributions to a U.S. OPEB plan, a decrease in health care trend rates, and company contributions for benefit payments, mostly offset by decreases in discount rates. The decrease in OPEB net liabilities in 2018 was due primarily to increases in discount rates and contributions to the U.S. OPEB plans (see Note 8).

The effect of hypothetical changes to selected assumptions on the company’s major U.S. retirement benefit plans would be as follows in millions of dollars:

		November 3, 2019	2020
		Increase	Increase
	Percentage	(Decrease)	(Decrease)
Assumptions	Change	PBO/APBO*	Expense
Pension
Discount rate**	+/-.5	$(793)/917	$(42)/50
Expected return on assets	+/-.5		(57)/57
OPEB
Discount rate**	+/-.5	(316)/350	1/14
Expected return on assets	+/-.5		(4)/4
Health care cost trend rate**	+/-1.0	638/(514)	80/(40)
*	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for OPEB plans.
**	Pretax impact on service cost, interest cost, and amortization of gains or losses.

Goodwill

Goodwill is not amortized and is tested for impairment annually and when events or circumstances change such that it is more likely than not that the fair value of a reporting unit is reduced below its carrying amount. The end of the fiscal third quarter is the annual measurement date. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill is considered impaired, a loss is measured as the excess of the reporting unit’s carrying value over the fair value, with a limit of the goodwill allocated to that reporting unit.

An estimate of the fair value of the reporting unit is determined through a combination of comparable market values for similar businesses and discounted cash flows. These estimates can change significantly based on such factors as the reporting unit’s financial performance, economic conditions, interest rates, growth rates, pricing, changes in business strategies, and competition.

Based on this testing, the company has not identified a reporting unit for which the goodwill was impaired in 2019, 2018, or 2017. For all reporting units, a 10 percent decrease in the estimated fair value would have had no effect on the carrying value of goodwill at the annual measurement date in 2019.

Allowance for Credit Losses

The allowance for credit losses represents an estimate of the losses inherent in the company’s receivable portfolio. The level of the allowance is based on many quantitative and qualitative factors, including historical net loss experience by finance product category, portfolio duration, delinquency trends, economic conditions in the company’s major markets and geographies, commodity price trends, and credit risk quality. The company has an established process to calculate a range of possible outcomes and determine the adequacy of the allowance. The adequacy of the allowance is assessed quarterly by finance product category. Different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

The total allowance for credit losses at November 3, 2019, October 28, 2018, and October 29, 2017 was $222 million, $248 million, and $243 million, respectively. The allowance decrease in 2019 was mainly due to continued improvement in credit loss experience in certain foreign markets. The allowance increase in 2018 was due primarily to growth in the receivable portfolio.

The assumptions used in evaluating the company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the receivable portfolio represents one factor used in determining the allowance for credit losses. Compared to the average loss experience over the last five fiscal years, this percent has varied by an average of approximately plus or minus .04 percent, compared to the average loss experience percent during that period. Holding other factors constant, if this estimated loss experience on the receivable portfolio were to increase or decrease .04 percent, the allowance for credit losses at November 3, 2019 would increase or decrease by approximately $14 million.

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

The total operating lease residual values at November 3, 2019, October 28, 2018, and October 29, 2017 were $5,259 million, $5,089 million, and $4,679 million, respectively. The changes in 2019 and 2018 were due primarily to the increasing levels of operating leases.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. Hypothetically, if future market values for this equipment were to decrease 10 percent from the company’s present estimates, the total effect would be to increase the company’s annual depreciation for equipment on operating leases by approximately $175 million.

Income Taxes

The company’s income tax provision, deferred income tax assets and liabilities, and liabilities for uncertain tax benefits represent the company’s best estimate of current and future income taxes to be paid. The annual tax rate is based on income tax laws, statutory tax rates, taxable income levels, and tax planning opportunities available in various jurisdictions where the company operates. These tax laws are complex, and require significant judgment to determine the consolidated provision for income taxes. Changes in tax laws, regulations, statutory tax rates, and estimates of the company’s future taxable income levels could result in actual realization of deferred taxes being materially different from amounts provided for in the consolidated financial statements.

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

Tax reform included additional requirements effective for the company in 2019. Those provisions include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion and anti-abuse tax benefits (BEAT) from certain payments between a U.S. corporation and foreign subsidiaries, a limitation of certain executive compensation, a deduction for foreign derived intangible income (FDII), and interest expense limitations. These provisions require interpretation and the use of estimates to determine the liability and benefits. The company’s accounting policy election is to treat the taxes due on future U.S. inclusions in taxable income under GILTI as a period cost when incurred.

A provision for foreign withholding taxes has not been recorded on undistributed profits of the company’s non-U.S. subsidiaries that are determined to be indefinitely reinvested outside the U.S. If management intentions change in the future, there may be a significant impact on the provision for income taxes in the period the change occurs. For further information on income taxes, see Note 9 to the consolidated financial statements.

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

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows: cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio, cash flows for marketable securities are primarily discounted at the applicable benchmark yield curve plus market credit spreads, cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers, cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers, and cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by increasing the interest rates by 10 percent from the market rates at November 3, 2019 would have been approximately $22 million. The net loss from decreasing the interest rates by 10 percent at October 28, 2018 would have been approximately $21 million.

Foreign Currency Risk

In the equipment operations, the company’s practice is to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed quarterly. Based on the equipment operations’ anticipated and committed foreign currency cash inflows, outflows, and hedging policy for the next twelve months, the company estimates that a hypothetical 10 percent weakening of the U.S. dollar relative to other currencies through 2020 would decrease the 2020 expected net cash inflows by approximately $11 million. At October 28, 2018, a hypothetical 10 percent strengthening of the U.S. dollar under similar assumptions and calculations indicated a potential $55 million adverse effect on the 2019 net cash inflows.

In the financial services operations, the company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the financial services cash flows.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Years Ended November 3, 2019, October 28, 2018, and October 29, 2017

(In millions of dollars and shares except per share amounts)

	2019	2018	2017
Net Sales and Revenues
Net sales	$34,886	$33,351	$25,885
Finance and interest income	3,493	3,107	2,732
Other income	879	900	1,121
Total	39,258	37,358	29,738

Costs and Expenses
Cost of sales	26,792	25,571	19,866
Research and development expenses	1,783	1,658	1,373
Selling, administrative and general expenses	3,551	3,455	3,098
Interest expense	1,466	1,204	899
Other operating expenses	1,578	1,399	1,348
Total	35,170	33,287	26,584

Income of Consolidated Group before Income Taxes	4,088	4,071	3,154
Provision for income taxes	852	1,727	971

Income of Consolidated Group	3,236	2,344	2,183
Equity in income (loss) of unconsolidated affiliates	21	27	(24)

Net Income	3,257	2,371	2,159
Less: Net income attributable to noncontrolling interests	4	3
Net Income Attributable to Deere & Company	$3,253	$2,368	$2,159

Per Share Data
Basic	$10.28	$7.34	$6.76
Diluted	$10.15	$7.24	$6.68
Dividends declared	$3.04	$2.58	$2.40

Average Shares Outstanding
Basic	316.5	322.6	319.5
Diluted	320.6	327.3	323.3

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

For the Years Ended November 3, 2019, October 28, 2018, and October 29, 2017

(In millions of dollars)

	2019	2018	2017
Net Income	$3,257	$2,371	$2,159

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(678)	1,052	829
Cumulative translation adjustment	(448)	(195)	230
Unrealized gain (loss) on derivatives	(75)	9	4
Unrealized gain (loss) on debt securities	29	(13)	(1)

Other Comprehensive Income (Loss), Net of Income Taxes	(1,172)	853	1,062

Comprehensive Income of Consolidated Group	2,085	3,224	3,221
Less: Comprehensive income attributable to noncontrolling interests	4	2
Comprehensive Income Attributable to Deere & Company	$2,081	$3,222	$3,221

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEET

As of November 3, 2019 and October 28, 2018

(In millions of dollars)

	2019	2018
ASSETS
Cash and cash equivalents	$3,857	$3,904
Marketable securities	581	490
Receivables from unconsolidated affiliates	46	22
Trade accounts and notes receivable - net	5,230	5,004
Financing receivables - net	29,195	27,054
Financing receivables securitized - net	4,383	4,022
Other receivables	1,487	1,736
Equipment on operating leases - net	7,567	7,165
Inventories	5,975	6,149
Property and equipment - net	5,973	5,868
Investments in unconsolidated affiliates	215	207
Goodwill	2,917	3,101
Other intangible assets - net	1,380	1,562
Retirement benefits	840	1,298
Deferred income taxes	1,466	808
Other assets	1,899	1,718
Total Assets	$73,011	$70,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$10,784	$11,062
Short-term securitization borrowings	4,321	3,957
Payables to unconsolidated affiliates	142	129
Accounts payable and accrued expenses	9,656	10,111
Deferred income taxes	495	556
Long-term borrowings	30,229	27,237
Retirement benefits and other liabilities	5,953	5,751
Total liabilities	61,580	58,803

Commitments and contingencies (Note 23)
Redeemable noncontrolling interest	14	14

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2019 and 2018), at paid-in amount	4,642	4,474
Common stock in treasury, 223,290,789 shares in 2019 and 217,975,806 shares in 2018, at cost	(17,474)	(16,312)
Retained earnings	29,852	27,553
Accumulated other comprehensive income (loss)	(5,607)	(4,427)
Total Deere & Company stockholders’ equity	11,413	11,288
Noncontrolling interests	4	3
Total stockholders’ equity	11,417	11,291
Total Liabilities and Stockholders’ Equity	$73,011	$70,108

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Years Ended November 3, 2019, October 28, 2018, and October 29, 2017

(In millions of dollars)

	2019	2018	2017
Cash Flows from Operating Activities
Net income	$3,257	$2,371	$2,159
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	43	90	98
Provision for depreciation and amortization	2,019	1,927	1,716
Impairment charges	77		40
Share-based compensation expense	82	84	68
(Gain) loss on sales of businesses and unconsolidated affiliates	5	(25)	(375)
Undistributed earnings of unconsolidated affiliates	9	(26)	(14)
Provision (credit) for deferred income taxes	(465)	1,480	100
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(869)	(1,531)	(839)
Inventories	(780)	(1,772)	(1,305)
Accounts payable and accrued expenses	46	722	968
Accrued income taxes payable/receivable	173	(466)	(84)
Retirement benefits	(233)	(1,026)	(32)
Other	48	(6)	(304)
Net cash provided by operating activities	3,412	1,822	2,196

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	16,706	15,589	14,671
Proceeds from maturities and sales of marketable securities	89	76	404
Proceeds from sales of equipment on operating leases	1,648	1,483	1,441
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	93	156	114
Cost of receivables acquired (excluding receivables related to sales)	(18,873)	(17,013)	(15,222)
Acquisitions of businesses, net of cash acquired		(5,245)	(284)
Purchases of marketable securities	(140)	(133)	(118)
Purchases of property and equipment	(1,120)	(896)	(595)
Cost of equipment on operating leases acquired	(2,329)	(2,054)	(1,997)
Other	2	(139)	(76)
Net cash used for investing activities	(3,924)	(8,176)	(1,662)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(917)	473	1,310
Proceeds from long-term borrowings	9,986	8,288	8,702
Payments of long-term borrowings	(6,426)	(6,245)	(5,397)
Proceeds from issuance of common stock	178	217	529
Repurchases of common stock	(1,253)	(958)	(6)
Dividends paid	(943)	(806)	(764)
Other	(116)	(93)	(88)
Net cash provided by financing activities	509	876	4,286

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(56)	26	157

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(59)	(5,452)	4,977
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	4,015	9,467	4,490
Cash, Cash Equivalents, and Restricted Cash at End of Year	$3,956	$4,015	$9,467

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended October 29, 2017, October 28, 2018, and November 3, 2019

(In millions of dollars)

		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest
Balance October 30, 2016	$6,531	$3,912	$(15,677)	$23,911	$(5,626)	$11	$14

Net income	2,159			2,159
Other comprehensive income	1,062				1,062
Repurchases of common stock	(6)		(6)
Treasury shares reissued	222		222
Dividends declared	(770)			(769)		(1)
Stock options and other	362	369				(7)
Balance October 29, 2017	9,560	4,281	(15,461)	25,301	(4,564)	3	14

Net income	2,370			2,368		2	1
Other comprehensive income (loss)	853				854	(1)
Repurchases of common stock	(958)		(958)
Treasury shares reissued	107		107
Dividends declared	(836)			(834)		(2)	(1)
Acquisition (Note 4)	1					1
Stock options and other	194	193		1
ASU No. 2018-02 adoption				717	(717)
Balance October 28, 2018	11,291	4,474	(16,312)	27,553	(4,427)	3	14

ASU No. 2016-01 adoption*				8	(8)
Net income	3,257			3,253		4
Other comprehensive loss	(1,172)				(1,172)
Repurchases of common stock	(1,253)		(1,253)
Treasury shares reissued	91		91
Dividends declared	(965)			(963)		(2)
Stock options and other	168	168		1		(1)
Balance November 3, 2019	$11,417	$4,642	$(17,474)	$29,852	$(5,607)	$4	$14

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

Principles of Consolidation

The consolidated financial statements represent primarily the consolidation of all companies in which Deere & Company has a controlling interest. Certain variable interest entities (VIEs) are consolidated since the company is the primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. Deere & Company records its investment in each unconsolidated affiliated company (generally 20 to 50 percent ownership) at its related equity in the net assets of such affiliate (see Note 11). Other investments (less than 20 percent ownership) are recorded at cost.

Fiscal Year

The company uses a 52/53 week fiscal year ending on the last Sunday in the reporting period. The fiscal year ends for 2019, 2018, and 2017 were November 3, 2019, October 28, 2018, and October 29, 2017, respectively. Fiscal year 2019 contained 53 weeks compared to 52 weeks in fiscal years 2018 and 2017.

Variable Interest Entities

The company consolidates certain VIEs related to retail note securitizations (see Note 14).

The company also has an interest in a joint venture that manufactures construction equipment in Brazil for local and overseas markets. The joint venture is a VIE; however, the company is not the primary beneficiary. Therefore, the entity’s financial results are not fully consolidated in the company’s consolidated financial statements, but are included on the equity basis. During 2019, the company made an additional contribution to the joint venture in exchange for non-voting preferred stock and terminated a loan guarantee. The maximum exposure to losses at November 3, 2019 and October 28, 2018 in millions of dollars follows:

	2019	2018
Receivables from unconsolidated affiliates	$4	$2
Investment in unconsolidated affiliates	18
Loan guarantee		25
Total	$22	$27

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

Under the terms of sales agreements with dealers, interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to a retail customer by the dealer or the expiration of the interest-free period granted at the time of the sale to the dealer, until payment is received by the company. Interest charged may not be forgiven and the past due interest rates exceed market rates. Dealers cannot cancel purchases after the company recognizes a sale and are responsible for payment even if the equipment is not sold to retail customers. If the interest-free or below market interest rate period exceeds one year, the company adjusts the expected sales revenue for the effects of the time value of money using a current market interest rate. The revenue related to the financing component is recognized in “Finance and interest income” using the interest method. The company does not adjust the sales price to account for a financing component if the expected interest-free or below market period is one year or less.

Service parts and certain attachments returns are estimable and accrued at the time a sale is recognized. The estimated parts returns are recorded in “Other assets” for the inventory value of estimated part returns, adjusted for restocking fees. The estimated dealer refund liability, adjusted for restocking fees, is recorded in “Accounts payable and accrued expenses”. The estimated returns are based on historical return rates, current dealer inventory levels, and current economic conditions.

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

Certain equipment is sold with precision guidance, telematics, and other information gathering and analyzing capabilities. The solutions require hardware, software, and include an obligation to provide telematic services for a specific period of time. These solutions are generally bundled with the sale of the equipment, but can also be purchased or renewed separately. The revenue related to the hardware and embedded software is generally recognized at the time of the equipment sale and recorded in “Net sales” in the consolidated statement of income. The revenue for the future services is generally deferred and recognized over the service period. The deferred revenue is recorded as a contract liability in “Accounts payable and accrued expenses” in the consolidated balance sheet and is recognized in “Other income” with the associated expenses recognized in other operating expenses in the statement of consolidated income.

Financing revenue is recorded over the lives of the related receivables using the interest method. Deferred costs on the origination of financing receivables are recognized as a reduction in “Finance and interest income” over the expected lives of the receivables using the interest method. Income and deferred costs on the origination of operating leases are recognized on a straight-line basis over the scheduled lease terms in “Finance and interest income.”

Sales Incentives

In certain markets, the company provides sales incentives to dealers. These incentives may be based on a dealer’s purchase volume or on retail sales incentive programs for allowances and financing programs that will be due when the dealer sells the equipment to a retail customer. At the time of the sale to a dealer, the company records an estimated cost of these programs as a reduction to the sales price. The estimated cost is based on historical data, announced and expected incentive programs, field inventory levels, and forecasted sales volumes. The final cost of these programs is determined at the end of the measurement period for volume-based incentives or when the dealer sells the equipment to a retail customer. Actual cost differences from the original cost estimate are recognized in net sales.

Product Warranties

For most equipment and parts sales, the company provides a standard warranty to provide assurance that the equipment will function as intended for a specified period. At the time a sale is recognized, the estimated future warranty costs are recorded. The company generally determines its total warranty liability by applying historical warranty claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs with consideration of current quality developments. The company also offers extended warranty arrangements for purchase at the customer’s option. The premiums for extended warranties are recognized in other income in the statement of consolidated income primarily in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) are recorded in “Accounts payable and accrued expenses” in the consolidated balance sheet (see Note 23).

Sales and Transaction Taxes

The company collects and remits taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the company and its customers. These taxes include sales, use, value-added, and some excise taxes. The company elected to exclude these taxes from the determination of the sales price (excluded from revenues).

Shipping and Handling Costs

Shipping and handling costs related to the sales of the company’s equipment after a customer obtains control of the equipment are accrued at the time of the sale in cost of sales.

Contract Costs

Incremental costs of obtaining a revenue contract are recognized as an expense when incurred since the amortization period would be one year or less.

Advertising Costs

Advertising costs are charged to expense as incurred. This expense was $215 million in 2019, $188 million in 2018, and $169 million in 2017.

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

Securitization of Receivables

Certain financing receivables are periodically transferred to special purpose entities (SPEs) in securitization transactions (see Note 14). These securitizations qualify as collateral for secured borrowings and no gains or losses are recognized at the time of securitization. The receivables remain on the balance sheet and are classified as “Financing receivables securitized - net.” The company recognizes finance income over the lives of these receivables using the interest method.

Receivables and Allowances

All financing and trade receivables are reported on the balance sheet at outstanding principal adjusted for any charge-offs, the allowance for credit losses, and any deferred fees or costs on originated financing receivables. The company also records an allowance and provision for credit losses related to the receivables from sales (trade receivables and certain financing receivables). The allowance is a reduction to the receivable balances and the provision is recorded in selling, administrative and general expenses. The allowance represents an estimate of the losses inherent in the receivable portfolio. The level of the allowance is based on many qualitative and quantitative factors, including historical net loss experience by finance product category, portfolio duration, delinquency trends, economic conditions in the company’s major markets and geographies, commodity price trends, and credit risk quality. The adequacy of the allowance is assessed quarterly by finance product category. Receivables are written-off to the allowance when the account is considered uncollectible (see Note 13).

Impairment of Long-Lived Assets, Goodwill, and Other Intangible Assets

The company evaluates the carrying value of long-lived assets (including equipment on operating leases, property and equipment, goodwill, and other intangible assets) when events or circumstances warrant such a review. Goodwill and intangible assets with indefinite lives are tested for impairment annually at the end of the third quarter of each fiscal year, and more often if events or circumstances indicate a reduction in the fair value below the carrying value. Goodwill is allocated and reviewed for impairment by reporting units, which consist primarily of the operating segments and certain other reporting units. Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill is considered impaired, the impairment is measured as the excess of the reporting unit’s carrying value over the fair value, with a limit of the goodwill allocated to that reporting unit. If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset (see Notes 5 and 27).

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

All derivatives are recorded at fair value on the balance sheet. Cash collateral received or paid is not offset against the derivative fair values on the balance sheet. Each derivative is designated as a cash flow hedge, fair value hedge, or remains undesignated. Changes in the fair value of derivatives that are designated and effective as cash flow hedges are recorded in other comprehensive income (OCI) and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. Changes in the fair value of derivatives that are designated and effective as fair value hedges are recognized currently in net income. These changes are offset in net income by fair value changes related to the risk being hedged on the hedged item. Changes in the fair value of undesignated hedges are recognized currently in the income statement.

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, hedge accounting is discontinued (see Note 28).

Foreign Currency Translation

The functional currencies for most of the company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in OCI. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange derivative contracts are included in net income. The pretax net loss for foreign exchange in 2019, 2018, and 2017 was $13 million, $8 million, and $62 million, respectively.

3. NEW ACCOUNTING STANDARDS

New Accounting Standards Adopted

In the first quarter of 2019, the company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. The ASU was adopted using a modified-retrospective approach to all incomplete contracts as of the adoption date. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A five-step model is used to determine the amount and timing of revenue recognized. The ASU also requires expanded disclosures to include disaggregated revenue by geographic regions and major product lines.

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

	October 28	Cumulative Effect	October 29
	2018	from Adoption	2018
Assets
Other assets	$1,718	$110	$1,828
Liabilities
Accounts payable and accrued expenses	$10,111	$110	$10,221

There were no significant changes affecting the timing of revenue recognition from the adoption. The company’s updated revenue policies are included in Note 2 and additional disclosures in Note 6.

In the first quarter of 2019, the company adopted ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends ASC 825-10, Financial Instruments – Overall. This ASU changed the treatment for available for sale equity investments by recognizing unrealized fair value changes directly in net income and no longer in OCI. The cumulative effect of adoption resulted in an $8 million after-tax reclassification from OCI to retained earnings.

In the first quarter of 2019, the company adopted ASU No. 2016-18, Restricted Cash, which amends ASC 230, Statement of Cash Flows. The ASU requires that restricted cash be included with cash and cash equivalents in the statement of cash flows. The ASU was adopted using a retrospective transition approach resulting in an update to the 2017 and 2018 consolidated and supplemental consolidating statement of cash flows (see Note 7). The ASU did not have a material effect on the company’s consolidated financial statements.

In the first quarter of 2019, the company early adopted ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815, Derivatives and Hedging. The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The adoption did not have a material effect on the company’s consolidated financial statements (see Note 28). The company continues to evaluate potential additional hedge accounting relationships provided by the new standard to further improve risk management.

The company also adopted the following standards in the first quarter of 2019, none of which had a material effect on the company’s consolidated financial statements:

Accounting Standards Updates
2016-15—Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows
2016-16—Intra-Entity Transfers of Assets Other Than Inventory, which amends ASC 740, Income Taxes
2017-01—Clarifying the Definition of a Business, which amends ASC 805, Business Combinations
2017-09—Scope of Modification Accounting, which amends ASC 718, Compensation - Stock Compensation
2018-13—Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement
2018-14—Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which amends ASC 715-20, Compensation - Retirement Benefits - Defined Benefit Plans - General

2018-16—Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which amends ASC 815, Derivatives and Hedging

New Accounting Standards to be Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU does not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASU is largely unchanged from the previous accounting standard. The ASU also expands the disclosures for leases. The effective date is the first quarter of fiscal year 2020 and the ASU will be adopted using the modified-retrospective approach that will not require earlier periods to be restated. The company will elect the optional practical expedients to not reassess whether existing contracts contain leases, not reassess lease classification, and not reassess initial direct costs for existing leases. The company will not elect the use of the hindsight practical expedient. In addition, the company will elect to combine lease and non-lease components for most asset classes and to not recognize a right of use asset or lease liability for arrangements that qualify as short-term leases. A software application for lessee accounting will be implemented for the adoption, along with new processes and controls. The estimated right of use assets and lease liabilities at adoption will be approximately $375 million. The adoption will not have a material effect on the company’s operating results or cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. The ASU affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. In May 2019, the FASB issued ASU No. 2019-05, Targeted Transition Relief, which amends ASC 326. This ASU provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The ASU clarifies the treatment of expected recoveries for amounts previously written off on purchased receivables, provides transition relief for troubled debt restructurings, and allows for certain disclosure simplifications of accrued interest. The effective date will be the first quarter of fiscal year 2021. The ASUs will be adopted using a modified-retrospective approach. The company is evaluating the potential effects on the consolidated financial statements.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The effective dates for the separate portions of the ASU and the expected effect on the consolidated financial statements are as follows: (1) clarifications to ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, is the first quarter of fiscal year 2021, which is under evaluation, (2) clarifications to ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities is the first quarter of fiscal year 2020, with early adoption permitted, which will not have a material effect, and (3) clarifications to ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities is the first quarter of fiscal year 2021, with early adoption permitted, which will not have a material effect on the company’s consolidated financial statements.

4. ACQUISITIONS AND DISPOSITIONS

Acquisitions

PLA

On September 26, 2018, the company acquired PLA, a privately-held manufacturer of sprayers, planters, and specialty products for agriculture. PLA is based in Argentina, with manufacturing facilities in Las Rosas, Argentina and Canoas, Brazil. The total cash purchase price before the final adjustment, net of cash acquired of $1 million, was $69 million with $4 million retained by the company as escrow to secure indemnity obligations. In addition to the cash purchase price, the company assumed $30 million of liabilities. The asset and liability fair values at the acquisition date in millions of dollars follow:

September 2018
Trade accounts and notes receivable	$3
Other receivables	14
Inventories	15
Property and equipment	6
Goodwill	38
Other intangible assets	22
Other assets	1
Total assets	$99

Short-term borrowings	$8
Accounts payable and accrued expenses	17
Deferred income taxes	5
Total liabilities	$30

The identified intangible assets were primarily related to technology, trademarks, and customer relationships, which have a weighted-average amortization period of five years. The goodwill is not expected to be deductible for tax purposes.

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

Wirtgen

In December 2017, the company acquired Wirtgen, which was a privately-held international company and is the leading manufacturer worldwide of road construction equipment. Headquartered in Germany, Wirtgen has six brands across the road building sector spanning processing, mixing, paving, compaction, and rehabilitation. Wirtgen sells products in more than 100 countries and had approximately 8,200 employees at the acquisition date.

The total cash purchase price, net of cash acquired of $191 million, was $5,136 million, a portion of which is held in escrow to secure certain indemnity obligations of Wirtgen. In addition to the cash purchase price, the company assumed $1,641 million in liabilities, which represented substantially all of Wirtgen’s liabilities. The company financed the acquisition and associated transaction expenses from a combination of cash and new debt financing, which consisted of medium-term notes, including €850 million issued in September 2017. The asset and liability fair values at the acquisition date in millions of dollars follow:

December 2017
Receivables from unconsolidated affiliates	$5
Trade accounts and notes receivable	449
Financing receivables	43
Financing receivables securitized	125
Other receivables	98
Inventories	1,536
Property and equipment	752
Investments in unconsolidated affiliates	19
Goodwill	2,068
Other intangible assets	1,442
Deferred income taxes	26
Other assets	215
Total assets	$6,778

Short-term borrowings	$285
Short-term securitization borrowings	127
Accounts payable and accrued expenses	719
Deferred income taxes	430
Long-term borrowings	50
Retirement benefits and other liabilities	30
Total liabilities	$1,641
Noncontrolling interests	$1

The identifiable intangible assets’ fair values in millions of dollars and weighted-average useful lives in years follows:

	Weighted-Average Useful Lives	Fair Values
Customer lists and relationships	16	$519
Technology, patents, trademarks, and other	19	$923

The goodwill is not deductible for tax purposes.

Wirtgen’s results are incorporated in the company’s consolidated financial statements using a one-month lag period and are included in the construction and forestry segment. The net sales and revenues and operating profit included in the company’s statement of consolidated income in 2018 was $3,181 million and $116 million, respectively. During 2018, the company recognized $56 million of acquisition related costs, which were recorded $30 million in selling, administrative and general expenses and $26 million in other operating expenses.

The unaudited pro forma consolidated net sales and revenues and net income were prepared as if the acquisition closed at the beginning of fiscal year 2017 and follow in millions of dollars:

	2018	2017
Net sales and revenues	$37,822	$32,946
Net income attributable to Deere & Company	$2,637	$2,272

The pro forma amounts were calculated using policies consistent with the company’s accounting policies and included the additional expense from the amortization from the allocated purchase price adjustments. The pro forma results excluded acquisition related costs incurred in both years and assumed the medium-term notes used to fund the acquisition were issued in fiscal year 2016 at the interest rate of the actual notes. In addition, the pro forma results for the year ended October 29, 2017 included nonrecurring pretax expenses of $291 million for the higher cost basis from the inventory fair value adjustment and $84 million for the amortization of identifiable intangible assets. Anticipated synergies or other expected benefits of the acquisition were not included in the pro forma results. As a result, the unaudited pro forma financial information may not have been indicative of the results for future operations or the results if the acquisition closed at the beginning of fiscal year 2017.

Blue River

In September 2017, the company acquired Blue River Technology (Blue River), which is based in Sunnyvale, California for an acquisition cost of approximately $284 million, net of cash acquired of $4 million and $21 million funded to escrow for post-acquisition expenses. Blue River has designed and integrated computer vision and machine learning technology to optimize the use of farm inputs. Machine learning technologies could eventually be applied to a wide range of the company’s products. The asset and liability fair values at the acquisition date in millions of dollars follow:

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

The goodwill is not deductible for tax purposes. Blue River is included in the company’s agriculture and turf operating segment.

For the acquisitions, the goodwill was the result of future cash flows and related fair value exceeding the fair value of the identified assets and liabilities. For the acquisitions other than Wirtgen, the results of these operations have been included in the company’s consolidated financial statements in the agriculture and turf operating segment and the pro forma results of operations as if these acquisitions had occurred at the beginning of the current or comparative fiscal year would not differ significantly from the reported results.

Dispositions

In October 2019, the company sold its construction and forestry retail locations in Canada. At the time of the sale, total assets were $187 million consisting of inventory of $138 million, property and equipment – net of $24 million, other assets of $3 million, and goodwill of $22 million. The liabilities consisted of $10 million of accounts payable and accrued expenses. In addition, the company accrued $15 million for transaction expenses and related costs. The total proceeds from the sale will be approximately $187 million, with $93 million received in the fourth quarter of 2019. The remaining sales price is due based on standard payment terms of new equipment sales to independent dealers and separately negotiated terms ranging from 12 months to five years. A pretax loss of approximately $5 million was recorded in other operating expenses in the construction and forestry segment.

In May 2018, the company sold construction and forestry retail locations in Michigan, Minnesota, and Wisconsin. At the time of the sale, total assets were $74 million and liabilities were approximately $2 million. The assets consisted of trade accounts and notes receivable – net of $3 million, inventory of $52 million, property and equipment – net of $11 million, and goodwill of $8 million. The liabilities consisted of $2 million of accounts payable and accrued expenses. The total proceeds from the sale were approximately $84 million, with $67 million received in 2018. The remaining sales price was due based on standard payment terms of new equipment sales to independent dealers or refinanced wholesale terms. A pretax gain of $12 million was recorded in other income in the construction and forestry segment.

In November 2017, the company sold its construction and forestry retail locations in Florida. At the time of the sale, total assets were $93 million and liabilities were $1 million. The assets consisted of inventory of $61 million, property and equipment – net of $21 million, goodwill of $10 million, and $1 million of other assets. The liabilities consisted of $1 million of accounts payable and accrued expenses. The total proceeds from the sale were approximately $105 million, with $89 million received in 2018. The remaining sales price was due based on standard payment terms of new equipment sales to independent dealers or refinanced wholesale terms. A pretax gain of $13 million was recorded in other income in the construction and forestry segment.

For the retail location dispositions, the company sells equipment, service parts, and provides other services to the purchasers as independent dealers.

5. SPECIAL ITEMS

Impairments

In the fourth quarter of 2019, the company recorded non-cash charges in other operating expenses of approximately $59 million pretax for the impairment of equipment on operating leases and approximately $18 million pretax on matured operating lease inventory recorded in other assets. The impairment was the result of lower estimated values of used agriculture and construction equipment than originally estimated with the probable effect that the future cash flows would not cover the carrying amount of the net assets. The assets are part of the financial services operations (see Note 27).

In the fourth quarter of 2017, the company recorded a non-cash charge of $40 million pretax in equity in loss of unconsolidated affiliates for an other than temporary decline in value of an investment in an international construction equipment manufacturer with a $14 million income tax benefit recorded in the provision for income taxes (see Note 27).

Employee-Separation Programs

During 2019, the company completed certain employee-separation programs designed for specific functions and geographic areas as part of its on-going efforts to create a more efficient organizational structure. The programs provided for cash payments based on years of service. The expenses were recorded in the period the employees irrevocably accepted the separation offer. The programs’ total pretax expenses were $30 million, which were primarily recorded in the fourth quarter of 2019. The total 2019 expenses were allocated approximately 18 percent cost of sales, 2 percent research and development, and 80 percent selling, administrative and general. In addition, the expenses were allocated 62 percent to the agriculture and turf operations, 8 percent to the construction and forestry operations, and 30 percent to the financial services operations. Savings from these programs are estimated to be approximately $30 million in 2020.

During the fourth quarter of 2016, the company announced voluntary employee-separation programs as part of its effort to reduce operating costs. The programs provided for cash payments based on previous years of service. The expense was recorded in the period the employees accepted the separation offer. The programs’ total pretax expenses were $113 million, of which $11 million was recorded in the fourth quarter of 2016 and $102 million in 2017. The total 2017 expenses were allocated approximately 30 percent cost of sales, 16 percent research and development, and 54 percent selling, administrative and general. In addition, the expenses were allocated 75 percent to agriculture and turf operations, 17 percent to the construction and forestry operations, and 8 percent to the financial services operations. Savings from these programs were estimated to be approximately $70 million in 2017.

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

6. REVENUE RECOGNITION

The company’s net sales and revenues by primary geographical market, major product line, and timing of revenue recognition in millions of dollars follow:

	Agriculture and Turf	Construction and Forestry	Financial Services	Total
2019
Primary geographical markets:
United States	$12,362	$6,082	$2,482	$20,926
Canada	1,096	1,107	617	2,820
Western Europe	3,866	1,586	87	5,539
Central Europe and CIS	1,423	749	37	2,209
Latin America	2,894	719	272	3,885
Asia, Africa, Australia, New Zealand, and Middle East	2,488	1,265	126	3,879
Total	$24,129	$11,508	$3,621	$39,258

Major product lines:
Large Agriculture	$11,727			$11,727
Small Agriculture	8,696			8,696
Turf	2,650			2,650
Construction		$5,188		5,188
Compact Construction		1,279		1,279
Road Building		3,193		3,193
Forestry		1,403		1,403
Financial Products	100	30	$3,621	3,751
Other	956	415		1,371
Total	$24,129	$11,508	$3,621	$39,258

Timing of revenue recognition:
Revenue recognized at a point in time	$23,915	$11,391	$111	$35,417
Revenue recognized over time	214	117	3,510	3,841
Total	$24,129	$11,508	$3,621	$39,258

Following is a description of the company’s major product lines:

Large Agriculture – Includes net sales of tractors with more than approximately 200 horsepower and associated attachments, combines, cotton pickers, cotton strippers, self-propelled forage harvesters and related attachments, and sugarcane harvesters, harvesting front-end equipment, sugarcane loaders and pull behind scrapers, tillage, seeding, and application equipment, including sprayers, nutrient management and soil preparation machinery, and related attachments and service parts.

Small Agriculture – Includes net sales of medium and utility tractors with less than approximately 200 horsepower, hay and forage equipment, balers, mowers, and related attachments and service parts.

Turf – Includes net sales of turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements, other outdoor power products, and related service parts.

Construction – Includes net sales of a broad range of machines used in construction, earthmoving, and material handling, including backhoe loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, motor graders, articulated dump trucks, and related attachments and service parts.

Compact Construction – Includes net sales of smaller construction equipment, including compact excavators, compact track loaders, compact wheel loaders, skid steer loaders, landscape loaders, and related attachments and service parts.

Road Building – Includes net sales of equipment used in road building and renovation, including milling machines, recyclers, slipform pavers, surface miners, asphalt pavers, compactors, tandem and static rollers; mobile crushers and screens, mobile and stationary asphalt plants, and related attachments and service parts.

Forestry – Includes net sales of equipment used in timber harvesting, including log skidders, feller bunchers, log loaders, log forwarders, log harvesters, and related attachments and service parts.

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

The company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These items are primarily for premiums for extended warranties, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in accounts payable and accrued expenses in the consolidated balance sheet. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 23, was $1,010 million and $915 million at November 3, 2019 and October 28, 2018, respectively. The contract liability is reduced as the revenue is recognized. Revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of the fiscal year was $444 million in 2019.

The company entered into contracts with customers to deliver equipment and services that have not been recognized at November 3, 2019 because the equipment or services have not been provided. These contracts primarily relate to extended warranty and certain precision guidance and telematic services. The amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $892 million at November 3, 2019. The estimated revenue to be recognized by fiscal year follows in millions of dollars: 2020 - $413, 2021 - $241, 2022 - $142, 2023 - $68, 2024 - $25, and later years - $3. As permitted, the company elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are generally for sales to dealers and end customers for equipment, service parts, repair services, and certain telematics services.

7. CASH FLOW INFORMATION

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

All cash flows from the changes in trade accounts and notes receivable (see Note 13) are classified as operating activities in the statement of consolidated cash flows as these receivables arise from sales to the company’s customers. Cash flows from financing receivables that are related to sales to the company’s customers (see Note 13) are also included in operating activities. The remaining financing receivables are related to the financing of equipment sold by independent dealers and are included in investing activities.

The company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The company transferred inventory to equipment on operating leases of $679 million, $855 million, and $801 million in 2019, 2018, and 2017, respectively. The company also had accounts payable related to purchases of property and equipment of $152 million, $183 million, and $108 million at November 3, 2019, October 28, 2018, and October 29, 2017, respectively.

The company’s restricted cash held at November 3, 2019, October 28, 2018, October 29, 2017, and October 30, 2016 was as follows in millions of dollars:

	2019	2018	2017	2016
Equipment operations	$21	$7	$6	$10
Financial services	78	104	126	144
Total	$99	$111	$132	$154

The equipment operations’ restricted cash relates to miscellaneous operational activities. The financial services restricted cash primarily relates to securitization of financing receivables (see Note 14). The restricted cash is recorded in other assets in the consolidated balance sheet.

Cash payments for interest and income taxes consisted of the following in millions of dollars:

	2019	2018	2017
Interest:
Equipment operations	$666	$581	$506
Financial services	1,154	925	665
Intercompany eliminations	(360)	(330)	(268)
Consolidated	$1,460	$1,176	$903
Income taxes:
Equipment operations	$1,018	$625	$898
Financial services	(57)	387	92
Intercompany eliminations	150	(300)	(9)
Consolidated	$1,111	$712	$981

8. PENSION AND OTHER POSTRETIREMENT BENEFITS

The company has several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries. The company uses an October 31 measurement date for these plans.

The components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2019	2018	2017
Pensions
Service cost	$261	$293	$274
Interest cost	447	390	361
Expected return on plan assets	(802)	(775)	(790)
Amortization of actuarial loss	148	226	247
Amortization of prior service cost	11	12	12
Settlements	5	8	2
Net cost	$70	$154	$106
Weighted-average assumptions
Discount rates - service cost	4.0%	3.5%	3.5%
Discount rates - interest cost	4.0%	3.2%	3.0%
Rate of compensation increase	3.8%	3.8%	3.8%
Expected long-term rates of return	6.5%	6.9%	7.3%
Interest crediting rate - U.S. cash balance plan	3.3%	2.6%	2.8%

The components of net periodic OPEB cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2019	2018	2017
OPEB
Service cost	$41	$45	$42
Interest cost	216	191	194
Expected return on plan assets	(36)	(22)	(17)
Amortization of actuarial loss	16	62	99
Amortization of prior service credit	(72)	(77)	(77)
Net cost	$165	$199	$241
Weighted-average assumptions
Discount rates - service cost	4.8%	4.3%	4.7%
Discount rates - interest cost	4.2%	3.3%	3.2%
Expected long-term rates of return	5.7%	5.7%	6.3%

The spot yield curve approach is used to estimate the service and interest cost components of the net periodic pension and OPEB costs by applying the specific spot rates along the yield curve used to determine the benefit plan obligations to relevant projected cash outflows. The components of net periodic pension and OPEB cost excluding the service component are included in the line item “Other operating expenses” in the Statement of Consolidated Income.

The previous pension cost in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	2019	2018	2017
Pensions
Net cost	$70	$154	$106
Retirement benefit adjustments included in other comprehensive (income) loss:
Net actuarial (gain) loss	887	(553)	(702)
Amortization of actuarial loss	(143)	(226)	(247)
Amortization of prior service cost	(11)	(12)	(12)
Settlements	(3)	(8)	(2)
Total (gain) loss recognized in other comprehensive (income) loss	730	(799)	(963)
Total recognized in comprehensive (income) loss	$800	$(645)	$(857)

The previous OPEB cost in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	2019	2018	2017
OPEB
Net cost	$165	$199	$241
Retirement benefit adjustments included in other comprehensive (income) loss:
Net actuarial (gain) loss	141	(608)	(309)
Prior service cost		5
Amortization of actuarial loss	(16)	(62)	(99)
Amortization of prior service credit	72	77	77
Total (gain) loss recognized in other comprehensive (income) loss	197	(588)	(331)
Total recognized in comprehensive (income) loss	$362	$(389)	$(90)

The benefit plan obligations, funded status, and the assumptions related to the obligations at November 3, 2019 and October 28, 2018, respectively, in millions of dollars follow:

	Pensions		OPEB
	2019	2018	2019	2018
Change in benefit obligations
Beginning of year balance	$(12,108)	$(13,166)	$(5,472)	$(6,162)
Service cost	(261)	(293)	(41)	(45)
Interest cost	(447)	(390)	(216)	(191)
Actuarial gain (loss)	(2,174)	1,012	(187)	624
Amendments				(5)
Benefits paid	705	711	316	317
Health care subsidies			(22)	(12)
Acquisition*		(29)
Foreign exchange and other	35	47		2
End of year balance	(14,250)	(12,108)	(5,622)	(5,472)

Change in plan assets (fair value)
Beginning of year balance	12,602	12,093	719	539
Actual return on plan assets	2,081	316	82	6
Employer contribution	70	938	448	488
Benefits paid	(705)	(711)	(316)	(317)
Foreign exchange and other	(24)	(34)	3	3
End of year balance	14,024	12,602	936	719
Funded status	$(226)	$494	$(4,686)	$(4,753)

Weighted-average assumptions
Discount rates	3.0%	4.1%	3.2%	4.5%
Rate of compensation increase	3.8%	3.8%
Interest crediting rate - U.S. cash balance plan	2.1%	3.3%

*       See Note 4.

In 2019, the company made a voluntary contribution of $300 million to a U.S. OPEB plan. In 2018, the company made voluntary contributions of $870 million to a U.S. pension plan and $430 million to its U.S. OPEB plans.

The actuarial loss for pension for 2019 was primarily due to a decrease in discount rates. The actuarial loss for OPEB for 2019 was primarily due to a decrease in discount rates partially offset by a decrease in health care trend rates. The actuarial gain for pension and OPEB for 2018 was primarily due to an increase in discount rates.

The mortality assumptions for the 2019 and 2018 benefit plan obligations reflect the most recent tables and scales issued by the Society of Actuaries at that time.

The amounts recognized at November 3, 2019 and October 28, 2018, respectively, in millions of dollars consist of the following:

	Pensions		OPEB
	2019	2018	2019	2018
Amounts recognized in balance sheet
Noncurrent asset	$840	$1,298
Current liability	(56)	(36)	$(35)	$(34)
Noncurrent liability	(1,010)	(768)	(4,651)	(4,719)
Total	$(226)	$494	$(4,686)	$(4,753)
Amounts recognized in accumulated other comprehensive income – pretax
Net actuarial loss	$4,312	$3,571	$912	$787
Prior service cost (credit)	32	43	(28)	(100)
Total	$4,344	$3,614	$884	$687

The total accumulated benefit obligations for all pension plans at November 3, 2019 and October 28, 2018, were $13,430 million and $11,485 million, respectively.

The accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $1,836 million and $924 million, respectively, at November 3, 2019 and $1,710 million and $1,015 million, respectively, at October 28, 2018. The projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $10,097 million and $9,031 million, respectively, at November 3, 2019 and $1,833 million and $1,029 million, respectively, at October 28, 2018.

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

The company expects to contribute approximately $80 million to its pension plans and approximately $445 million to its OPEB plans in 2020. The anticipated OPEB contributions include a voluntary $300 million to a U.S. plan, which will increase plan assets. The pension and remaining OPEB contributions primarily include direct benefit payments from company funds.

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, are as follows in millions of dollars:

	Pensions	OPEB*
2020	$731	$308
2021	719	307
2022	703	309
2023	698	310
2024	699	313
2025 to 2029	3,469	1,566

*       Net of prescription drug group benefit subsidy under Medicare Part D.

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine accumulated postretirement benefit obligations were based on the trends for medical and prescription drug claims for pre- and post-65 age groups due to the effects of Medicare. For the 2019 actuarial valuation, the weighted-average composite trend rates for these obligations were assumed to be an 8.6 percent increase from 2019 to 2020, gradually decreasing to 4.7 percent from 2027 to 2028 and all future years. The 2018 obligations and the cost in 2019 assumed an 8.9 percent increase from 2018 to 2019, gradually decreasing to 4.8 percent from 2024 to 2025 and all future years.

The discount rate assumptions used to determine the pension and OPEB obligations for all periods presented were based on hypothetical AA yield curves represented by a series of annualized individual discount rates. These discount rates represent the rates at which the company’s benefit obligations could effectively be settled at the October 31 measurement dates.

Fair value measurement levels in the following tables are defined in Note 27.

The fair values of the pension plan assets at November 3, 2019 follow in millions of dollars:

	Total	Level 1	Level 2
Cash and short-term investments	$587	$353	$234
Equity:
U.S. equity securities	1,192	1,156	36
International equity securities	981	974	7
Fixed Income:
Government and agency securities	1,257	970	287
Corporate debt securities	2,416	1	2,415
Mortgage-backed securities	90		90
Real estate	69	63	6
Derivative contracts - assets*	208	17	191
Derivative contracts - liabilities**	(47)	(13)	(34)
Receivables, payables, and other	(106)	(107)	1
Securities lending collateral	476		476
Securities lending liability	(476)		(476)
Securities sold short	(279)	(275)	(4)
Total of Level 1 and Level 2 assets	6,368	$3,139	$3,229
Investments at net asset value:
Short-term investments	398
U.S. equity funds	1,250
International equity funds	764
Fixed income funds	1,529
Real estate	648
Hedge funds	679
Private equity/venture capital	1,913
Other investments	475
Total net assets	$14,024

*       Includes contracts for interest rates of $171 million, foreign currency of $20 million, equity of $10 million, and other of $7 million.

**     Includes contracts for foreign currency of $26 million, interest rates of $20 million, and other of $1 million.

The fair values of the health care assets at November 3, 2019 follow in millions of dollars:

	Total	Level 1	Level 2
Cash and short-term investments	$81	$77	$4
Equity:
U.S. equity securities and funds	41	41
International equity securities	9	9
Fixed Income:
Government and agency securities	112	101	11
Corporate debt securities	43		43
Mortgage-backed securities	15		15
Other		(2)	2
Securities lending collateral	20		20
Securities lending liability	(20)		(20)
Securities sold short	(4)	(4)
Total of Level 1 and Level 2 assets	297	$222	$75
Investments at net asset value:
Short-term investments	4
U.S. equity funds	311
International equity funds	197
Fixed income funds	84
Hedge funds	9
Private equity/venture capital	22
Other investments	12
Total net assets	$936

The fair values of the pension plan assets at October 28, 2018 follow in millions of dollars:

	Total	Level 1	Level 2
Cash and short-term investments	$868	$377	$491
Equity:
U.S. equity securities	1,495	1,466	29
International equity securities	1,143	1,136	7
Fixed Income:
Government and agency securities	764	500	264
Corporate debt securities	1,626		1,626
Mortgage-backed securities	53		53
Real estate	76	72	4
Derivative contracts - assets*	102	3	99
Derivative contracts - liabilities**	(115)	(40)	(75)
Receivables, payables, and other	(9)	(10)	1
Securities lending collateral	561		561
Securities lending liability	(561)		(561)
Securities sold short	(333)	(330)	(3)
Total of Level 1 and Level 2 assets	5,670	$3,174	$2,496
Investments at net asset value:
Short-term investments	219
U.S. equity funds	1,526
International equity funds	802
Fixed income funds	1,290
Real estate	654
Hedge funds	724
Private equity/venture capital	1,680
Other investments	37
Total net assets	$12,602

*       Includes contracts for interest rates of $48 million, foreign currency of $47 million, and other of $7 million.

**     Includes contracts for interest rates of $49 million, foreign currency of $28 million, equity of $29 million, and other of $9 million.

The fair values of the health care assets at October 28, 2018 follow in millions of dollars:

	Total	Level 1	Level 2
Cash and short-term investments	$78	$73	$5
Equity:
U.S. equity securities and funds	54	54
International equity securities	10	10
Fixed Income:
Government and agency securities	57	53	4
Corporate debt securities	29		29
Mortgage-backed securities	11		11
Other	1		1
Securities lending collateral	24		24
Securities lending liability	(24)		(24)
Securities sold short	(3)	(3)
Total of Level 1 and Level 2 assets	237	$187	$50
Investments at net asset value:
Short-term investments	2
U.S. equity funds	220
International equity funds	146
Fixed income funds	83
Hedge funds	7
Private equity/venture capital	17
Other Investments	7
Total net assets	$719

Investments at net asset value in the preceding tables are measured at fair value using the net asset value per share practical expedient, and therefore, are not classified in the fair value hierarchy.

Fair values are determined as follows:

Cash and Short-Term Investments – Include accounts that are valued based on the account value, which approximates fair value, and investment funds that are valued based on a constant fund net asset value (NAV) using the NAV per share practical expedient or on the fund’s NAV based on the fair value of the underlying securities. Also included are securities that are valued using a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data.

Equity Securities and Funds – The values are determined primarily by closing prices in the active market in which the equity investment trades, or the fund’s NAV, based on the fair value of the underlying securities.

Fixed Income Securities and Funds – The securities are valued using either a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk, and prepayment speeds, or they are valued using the closing prices in the active market in which the fixed income investment trades. Fixed income funds are valued using the fund’s NAV, based on the fair value of the underlying securities.

Real Estate, Venture Capital, Private Equity, Hedge Funds, and Other – The investments that are structured as limited partnerships are valued at estimated fair value based on their proportionate share of the limited partnership’s fair value that is determined by the respective general partner. These investments are valued using a combination of NAV, an income approach (primarily estimated cash flows discounted over the expected holding period), or market approach (primarily the valuation of similar securities and properties). Real estate investment trusts are primarily valued at the closing prices in the active markets in which the investment trades.

Interest Rate, Foreign Currency, Equity, and Other Derivative Instruments – The derivatives are valued using either an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates, or a market approach (closing prices in the active market in which the derivative instrument trades).

The primary investment objective for the pension and health care plans assets is to maximize the growth of these assets to support the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s risk tolerance. The asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the company’s long-term asset class risk/return expectations for each plan since the obligations are long-term in nature. The current target allocations for pension assets are approximately 32 percent for equities, 45 percent for debt, 5 percent for real estate, and 18 percent for other investments. The target allocations for health care assets are approximately 58 percent for equities, 34 percent for debt, and 8 percent for other investments. The allocation percentages above include the effects of combining derivatives with other investments to manage asset allocations and exposures to interest rates and foreign currency exchange. The assets are well diversified and are managed by professional investment firms as well as by investment professionals who are company employees. As a result of the company’s diversified investment policy, there were no significant concentrations of risk.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. A market related value of plan assets is used to calculate the expected return on assets. The market related value recognizes changes in the fair value of pension plan assets systematically over a five-year period. The market related value of the health care plan assets equals fair value. The expected return is based on the outlook for inflation and for returns in multiple asset classes, while also considering historical returns, asset allocation, and investment strategy. The company’s approach has emphasized the long-term nature of the return estimate such that the return assumption is not changed significantly unless there are fundamental changes in capital markets that affect the company’s expectations for returns over an extended period of time (i.e., 10 to 20 years). The average annual return of the company’s U.S. pension fund was approximately 9.6 percent during the past ten years and approximately 7.9 percent during the past 20 years. Since return premiums over inflation and total returns for major asset classes vary widely even over ten-year periods, recent history is not necessarily indicative of long-term future expected returns. The company’s systematic methodology for determining the long-term rate of return for the company’s investment strategies supports its long-term expected return assumptions.

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

The company has defined contribution plans related to employee investment and savings plans primarily in the U.S. The company’s contributions and costs under these plans were $192 million in 2019, $206 million in 2018, and $188 million in 2017. The contribution rate varies primarily based on the company’s performance in the prior year and employee participation in the plans.

9. INCOME TAXES

On December 22, 2017, the U.S. government enacted tax reform. The primary provisions of tax reform affecting the company in 2018 were a reduction to the corporate income tax rate from 35 percent to 21 percent and a transition from a worldwide corporate tax system to a primarily territorial tax system. The reduction in the corporate income tax rate required the company to remeasure its U.S. net deferred tax assets to the new corporate tax rate and the transition to a territorial tax system required payment of a one-time tax on the deemed repatriation of undistributed and previously untaxed non-U.S. earnings (repatriation tax). The repatriation tax was paid in 2019.

In 2019, the company was subject to additional provisions of the U.S. tax reform legislation. The company’s U.S. statutory corporate income tax rate was 21 percent and approximately 23.3 percent for 2019 and 2018, respectively. The main provisions of tax reform affecting the company in 2019 include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion and anti-abuse tax benefits (BEAT) for certain payments between a U.S. corporation and foreign subsidiaries, a limitation on the deductibility of certain executive compensation, a deduction for foreign derived intangible income (FDII), and interest expense limitations. The combined effects of these provisions did not have a significant effect on the 2019 provision for income taxes.

In 2019 and 2018, the company recorded discrete tax adjustments related to the remeasurement of the company’s net deferred tax assets to the new corporate income tax rate and for the repatriation tax.

The income tax expense (benefit) for the net deferred tax asset remeasurement and the repatriation tax adjustments in millions of dollars follow:

	Equipment	Financial
	Operations	Services	Total
2019
Net deferred tax asset remeasurement	$1	$5	$6
Deemed earnings repatriation tax	(66)	(8)	(74)
Total discrete tax expense (benefit)	$(65)	$(3)	$(68)
2018
Net deferred tax asset remeasurement	$768	$(354)	$414
Deemed earnings repatriation tax	277	13	290
Total discrete tax expense (benefit)	$1,045	$(341)	$704

Included in the equipment operations’ repatriation tax amount was an accrual of approximately $63 million for 2018, which was reduced to $31 million for 2019 for foreign withholding taxes on earnings of subsidiaries outside the U.S.

The repatriation tax expense is based on interpretations of existing laws, regulations, and certain assumptions. The company continues to analyze the repatriation tax provisions, and monitor legislative and regulatory developments.

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2019	2018	2017
Current:
U.S.:
Federal	$545	$(268)	$360
State	72	123	48
Foreign	700	392	463
Total current	1,317	247	871
Deferred:
U.S.:
Federal	(345)	1,233	59
State	(26)	(40)	7
Foreign	(94)	287	34
Total deferred	(465)	1,480	100
Provision for income taxes	$852	$1,727	$971

Based upon the location of the company’s operations, the consolidated income before income taxes in the U.S. in 2019, 2018, and 2017 was $2,166 million, $2,275 million, and $1,607 million, respectively, and in foreign countries was $1,922 million, $1,796 million, and $1,547 million, respectively. Certain foreign operations are branches or partnerships of Deere & Company and are subject to U.S. as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are not directly related.

A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:

	2019	2018	2017
U.S. federal income tax provision at the U.S. statutory rate (2019 - 21 percent, 2018 - 23.3 percent, 2017 - 35 percent)	$859	$950	$1,104
Increase (decrease) resulting from:
Net deferred tax asset remeasurement	6	414
Deemed earnings repatriation tax	(74)	290
Other effects of tax reform	(33)	42
Differences in taxability of foreign earnings	(94)	(92)	(83)
Valuation allowance on deferred taxes	28	50	89
Research and business tax credits	(85)	(43)	(63)
State and local income taxes, net of federal income tax benefit	47	59	37
Excess tax benefits on equity compensation	(40)	(49)	(30)
Tax rates on foreign earnings	183	44	(84)
Unrecognized tax benefits	(28)	30	9
Other—net	83	32	(8)
Provision for income taxes	$852	$1,727	$971

At November 3, 2019, accumulated earnings in certain subsidiaries outside the U.S. totaled $2,608 million, of which a portion were subject to the repatriation tax in 2018, and are not subject to additional U.S. income tax. No provision for foreign withholding taxes has been made since these earnings are expected to remain indefinitely reinvested outside the U.S. Determination of the amount of a foreign withholding tax liability on these unremitted earnings is not practicable.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at November 3, 2019 and October 28, 2018 in millions of dollars follows:

	2019		2018
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
OPEB liabilities	$1,015		$984
Lease transactions		$599		$850
Tax loss and tax credit carryforwards	781		713
Accrual for sales allowances	518		464
Tax over book depreciation		339		357
Goodwill and other intangible assets		378		458
Pension liability - net	186		45
Allowance for credit losses	70		115
Accrual for employee benefits	207		72
Share-based compensation	68		58
Deferred compensation	39		35
Undistributed foreign earnings				6
Foreign unrealized losses	8		10
Other items	367	311	346	261
Less valuation allowances	(661)		(658)
Deferred income tax assets and liabilities	$2,598	$1,627	$2,184	$1,932

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned financial services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns, with a modification for realizability of certain tax benefits.

At November 3, 2019, tax loss and tax credit carryforwards of $781 million were available with $319 million expiring from 2020 through 2039 and $462 million with an indefinite carryforward period.

A reconciliation of the total amounts of unrecognized tax benefits at November 3, 2019, October 28, 2018, and October 29, 2017 in millions of dollars follows:

	2019	2018	2017
Beginning of year balance	$279	$221	$198
Increases to tax positions taken during the current year	30	36	35
Increases to tax positions taken during prior years	357	62	13
Decreases to tax positions taken during prior years	(30)	(39)	(17)
Decreases due to lapse of statute of limitations	(6)	(15)	(11)
Acquisitions*		31
Settlements	(75)	(5)	(1)
Foreign exchange	(2)	(12)	4
End of year balance	$553	$279	$221

*       See Note 4.

The amount of unrecognized tax benefits at November 3, 2019 and October 28, 2018 that would affect the effective tax rate if the tax benefits were recognized was $153 million and $128 million, respectively. The increase from 2018 primarily relates to the interpretation of a recently issued repatriation tax regulation for companies that do not have a calendar fiscal year end. The increase was partially offset by the settlement of U.S. income tax positions related to the 2008 through 2014 tax years. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

The company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction and various state and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) has completed the examination of the company’s federal income tax returns for periods prior to 2015. The years 2015, 2016, and 2017 federal income tax return are currently under examination. Various state and foreign income tax returns, including major tax jurisdictions in Argentina, Australia, Brazil, Canada, China, Finland, France, Germany, India, Mexico, Russia, Singapore, and Spain also remain subject to examination by taxing authorities.

The company’s policy is to recognize interest related to income taxes in interest expense and interest income and recognize penalties in selling, administrative and general expenses. During 2019, 2018, and 2017, the total amount of expense from interest and penalties was $13 million, $23 million, and $6 million and the interest income was $25 million, $12 million, and $6 million, respectively. At November 3, 2019 and October 28, 2018, the liability for accrued interest and penalties totaled $76 million and $90 million, respectively, and the receivable for interest was $4 million and none, respectively.

10. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following in millions of dollars:

	2019	2018	2017
Other income
Revenues from services	$348	$347	$288
Insurance premiums and fees earned**	214	217	211
SiteOne investment gains*			375
Investment income	25	14	17
Other	292	322	230
Total	$879	$900	$1,121

Other operating expenses
Depreciation of equipment on operating leases	$981	$928	$853
Insurance claims and expenses**	210	175	187
Cost of services	228	211	168
Operating lease residual losses and impairments	159	26	50
Pension and OPEB (benefit) cost, excluding service cost component	(67)	15	31
Other	67	44	59
Total	$1,578	$1,399	$1,348

*       See Note 5.

**     Primarily related to extended warranties (see Note 23).

11. UNCONSOLIDATED AFFILIATED COMPANIES

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

Combined financial information of the unconsolidated affiliated companies in millions of dollars follows:

Operations	2019	2018	2017
Sales	$2,483	$2,313	$2,638
Net income	50	91	7
Deere & Company’s equity in net income (loss)	21	27	(24)

Financial Position	2019	2018
Total assets	$1,694	$1,648
Total external borrowings	488	453
Total net assets	563	620
Deere & Company’s share of the net assets	215	207

Consolidated retained earnings at November 3, 2019 include undistributed earnings of the unconsolidated affiliates of $135 million. Dividends from unconsolidated affiliates were $30 million in 2019, $12 million in 2018, and $4 million in 2017.

In the ordinary course of business, the company purchases and sells components and finished goods to the unconsolidated affiliated companies. Transactions with unconsolidated affiliated companies reported in the statement of consolidated income in millions of dollars follow:

	2019	2018	2017
Net sales	$143	$161	$84
Purchases	1,937	1,682	1,331

12. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale. Prior to 2019, all unrealized gains and losses on marketable securities were shown as a component of stockholders’ equity. Beginning in 2019 with the adoption of ASU No. 2016-01, unrealized gains and losses on equity securities are shown as a component of net income (see Note 3). Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities at November 3, 2019 and October 28, 2018 in millions of dollars follow:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2019
Equity fund				$59
Total equity securities				59
U.S. government debt securities	$128	$4	$1	131
Municipal debt securities	57	3		60
Corporate debt securities	157	8		165
International debt securities	9		3	6
Mortgage-backed securities*	155	5		160
Total debt securities	506	20	4	522
Marketable securities	$506	$20	$4	$581
2018
Equity fund	$36	$10		$46
U.S. government debt securities	113	1	$3	111
Municipal debt securities	49		3	46
Corporate debt securities	143	1	4	140
International debt securities	11		1	10
Mortgage-backed securities*	144		7	137
Marketable securities	$496	$12	$18	$490

*       Primarily issued by U.S. government sponsored enterprises.

Equity Securities

Unrealized gains on equity securities held at November 3, 2019 were $17 million in total, with $7 million recognized in 2019. Proceeds and realized gains on equity securities sold during 2019 and 2018 were not material. Proceeds and realized gains on equity securities sold in 2017 were $294 million and $273 million, respectively (see Note 5).

Debt Securities

The contractual maturities of debt securities at November 3, 2019 in millions of dollars follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$29	$26
Due after one through five years	95	98
Due after five through 10 years	95	100
Due after 10 years	132	138
Mortgage-backed securities	155	160
Debt securities	$506	$522

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity. Proceeds from the sales of debt securities were $31 million in 2019, $40 million in 2018, and $109 million in 2017. Realized gains, realized losses, the increase (decrease) in net unrealized gains or losses, and unrealized losses that have been continuous for over twelve months were not significant in 2019, 2018, and 2017. Unrealized losses at November 3, 2019 and October 28, 2018 were primarily the result of an increase in interest rates and were not recognized in income due to the ability and intent to hold to maturity. There were no significant impairment write-downs in the periods reported.

13. RECEIVABLES

Trade Accounts and Notes Receivable

Trade accounts and notes receivable at November 3, 2019 and October 28, 2018 in millions of dollars follows:

	2019	2018
Trade accounts and notes:
Agriculture and turf	$3,224	$3,210
Construction and forestry	2,006	1,794
Trade accounts and notes receivable – net	$5,230	$5,004

The allowance for credit losses on trade accounts and notes receivable at November 3, 2019, October 28, 2018, and October 29, 2017, as well as the related activity, in millions of dollars follow:

	2019	2018	2017
Beginning of year balance	$70	$56	$50
Provision	8	36	11
Write-offs	(14)	(16)	(3)
Recoveries	4
Translation adjustments	4	(6)	(2)
End of year balance	$72	$70	$56

The equipment operations sell a significant portion of their trade receivables to financial services and provide compensation to these operations at approximate market rates of interest.

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Under the terms of the sales to dealers, interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to retail customers by the dealer or the expiration of certain interest-free periods granted at the time of the sale to the dealer, until payment is received by the company. Dealers cannot cancel purchases after the company recognizes a sale and are responsible for payment even if the equipment is not sold to retail customers. The interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest charged may not be forgiven and the past due interest rates exceed market rates. The company evaluates and assesses dealers on an ongoing basis as to their creditworthiness and generally secures the receivables by retaining a security interest in the goods associated with the trade receivables or with other financial instruments. In certain jurisdictions, the company is obligated to repurchase goods sold to a dealer upon cancellation or termination of the dealer’s contract for such causes as change in ownership and closeout of the business.

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

Financing Receivables

Financing receivables at November 3, 2019 and October 28, 2018 in millions of dollars follow:

	2019		2018
	Unrestricted/Securitized		Unrestricted/Securitized
Retail notes:
Agriculture and turf	$16,712	$3,799	$15,885	$3,441
Construction and forestry	3,134	697	2,776	675
Total	19,846	4,496	18,661	4,116
Wholesale notes	4,645		4,009
Revolving charge accounts	4,004		3,907
Financing leases (direct and sales-type)	2,263		1,948
Total financing receivables	30,758	4,496	28,525	4,116
Less:
Unearned finance income:
Retail notes	1,141	101	1,069	84
Wholesale notes	11		10
Revolving charge accounts	61		45
Financing leases	212		179
Total	1,425	101	1,303	84
Allowance for credit losses	138	12	168	10
Financing receivables – net	$29,195	$4,383	$27,054	$4,022

The residual values for investments in financing leases at November 3, 2019 and October 28, 2018 totaled $333 million and $294 million, respectively.

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

Financing receivables at November 3, 2019 and October 28, 2018 related to the company’s sales of equipment that were included in the table above consisted of the following in millions of dollars:

	2019		2018
	Unrestricted/Securitized		Unrestricted/Securitized
Retail notes*:
Agriculture and turf	$2,164		$2,312
Construction and forestry	374	$45	441	$77
Total	2,538	45	2,753	77
Wholesale notes	4,645		4,009
Sales-type leases	1,064		878
Total	8,247	45	7,640	77
Less:
Unearned finance income:
Retail notes	242		261	1
Wholesale notes	11		10
Sales-type leases	83		68
Total	336		339	1
Financing receivables related to the company’s sales of equipment	$7,911	$45	$7,301	$76

*    These retail notes generally arise from sales of equipment by company-owned dealers or through direct sales.

Financing receivable installments, including unearned finance income, at November 3, 2019 and October 28, 2018 are scheduled as follows in millions of dollars:

	2019		2018
	Unrestricted/Securitized		Unrestricted/Securitized
Due in months:
0 – 12	$16,174	$2,067	$14,658	$1,922
13 – 24	5,639	1,214	5,355	1,160
25 – 36	4,133	777	3,911	652
37 – 48	2,759	369	2,663	315
49 – 60	1,555	67	1,480	65
Thereafter	498	2	458	2
Total	$30,758	$4,496	$28,525	$4,116

The maximum terms for retail notes are generally seven years for agriculture and turf equipment and five years for construction and forestry equipment. The maximum term for financing leases is generally six years, while the average term for wholesale notes is less than twelve months.

At November 3, 2019 and October 28, 2018, worldwide net financing receivables administered, which include financing receivables administered but not owned, totaled $33,583 million and $31,082 million, respectively.

Past due balances of financing receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing financing receivables represent loans for which the company has ceased accruing finance income. Beginning in 2019, the company ceased accruing finance income when these receivables are generally 90 days delinquent. Previously, finance income ceased accruing when the receivables were generally 120 days delinquent. This change in estimate was made on a prospective basis and did not have a significant effect on the company’s consolidated financial statements. Management’s methodology to determine the collectability of delinquent accounts was not affected by the change. Generally, when receivables are 120 days delinquent the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Finance income for non-performing receivables is recognized on a cash basis. Accrual of finance income is generally resumed when the receivable becomes contractually current and collections are reasonably assured.

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables at November 3, 2019 and October 28, 2018 follows in millions of dollars:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
2019
Retail Notes:
Agriculture and turf	$138	$73	$1	$212
Construction and forestry	79	29	4	112
Other:
Agriculture and turf	39	19	1	59
Construction and forestry	26	7		33
Total	$282	$128	$6	$416

		Total		Total
	Total	Non-		Financing
	Past Due	Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$212	$268	$18,931	$19,411
Construction and forestry	112	127	3,450	3,689
Other:
Agriculture and turf	59	28	8,986	9,073
Construction and forestry	33	26	1,496	1,555
Total	$416	$449	$32,863	33,728
Less allowance for credit losses				150
Total financing receivables - net				$33,578

(continued)

	30-59	60-89	90 Days
	Days	Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
2018
Retail Notes:
Agriculture and turf	$133	$74	$63	$270
Construction and forestry	79	45	52	176
Other:
Agriculture and turf	36	16	8	60
Construction and forestry	18	5	3	26
Total	$266	$140	$126	$532

		Total		Total
	Total	Non-		Financing
	Past Due	Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$270	$201	$17,836	$18,307
Construction and forestry	176	40	3,101	3,317
Other:
Agriculture and turf	60	15	8,274	8,349
Construction and forestry	26	3	1,252	1,281
Total	$532	$259	$30,463	31,254
Less allowance for credit losses				178
Total financing receivables - net				$31,076

An analysis of the allowance for credit losses and investment in financing receivables follows in millions of dollars:

		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
2019
Allowance:
Beginning of year balance	$113	$43	$22	$178
Provision (credit)	(2)	29	8	35
Write-offs	(40)	(58)	(7)	(105)
Recoveries	22	26	1	49
Translation adjustments	(4)		(3)	(7)
End of year balance*	$89	$40	$21	$150

Financing receivables:
End of year balance	$23,100	$3,943	$6,685	$33,728

Balance individually evaluated	$156		$13	$169

2018
Allowance:
Beginning of year balance	$121	$40	$26	$187
Provision	14	38	2	54
Write-offs	(33)	(55)	(6)	(94)
Recoveries	17	20	1	38
Translation adjustments	(6)		(1)	(7)
End of year balance*	$113	$43	$22	$178

Financing receivables:
End of year balance	$21,624	$3,862	$5,768	$31,254

Balance individually evaluated	$122	$2	$12	$136

(continued)

		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
2017
Allowance:
Beginning of year balance	$113	$40	$23	$176
Provision	46	33	9	88
Write-offs	(56)	(53)	(7)	(116)
Recoveries	20	20	1	41
Translation adjustments	(2)			(2)
End of year balance*	$121	$40	$26	$187

Financing receivables:
End of year balance	$20,697	$3,629	$5,124	$29,450

Balance individually evaluated	$86	$3	$20	$109

*    Individual allowances were not significant.

Past-due amounts over 30 days represented 1.23 percent and 1.70 percent of the receivables financed at November 3, 2019 and October 28, 2018, respectively. The allowance for credit losses represented .44 percent and .57 percent of financing receivables outstanding at November 3, 2019 and October 28, 2018, respectively. In addition, at November 3, 2019 and October 28, 2018, the company’s financial services operations had $152 million and $156 million, respectively, of deposits primarily withheld from dealers and merchants available for potential credit losses.

Financing receivables are considered impaired when it is probable the company will be unable to collect all amounts due according to the contractual terms. Receivables reviewed for impairment generally include those that are past due, have provided bankruptcy notification, or require significant collection efforts. Receivables that are impaired are generally classified as non-performing.

An analysis of the impaired financing receivables at November 3, 2019 and October 28, 2018 follows in millions of dollars:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
2019*
Receivables with specific allowance**	$40	$39	$13	$40
Receivables without a specific allowance**	32	31		37
Total	$72	$70	$13	$77
Agriculture and turf	$49	$48	$8	$52
Construction and forestry	$23	$22	$5	$25

2018*
Receivables with specific allowance**	$28	$27	$10	$30
Receivables without a specific allowance**	37	35		41
Total	$65	$62	$10	$71
Agriculture and turf	$50	$48	$9	$54
Construction and forestry	$15	$14	$1	$17

*       Finance income recognized was not material.

**     Primarily retail notes.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2019, 2018, and 2017, the company identified 522, 587, and 474 receivable contracts, primarily trade receivables and retail notes, as troubled debt restructurings with aggregate balances of $36 million, $34 million, and $16 million pre-modification and $35 million, $34 million, and $15 million post-modification, respectively. In 2017, there were $3 million of troubled debt restructurings that subsequently defaulted and were written off. In 2019 and 2018, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At November 3, 2019, the company had commitments to lend approximately $18 million to borrowers whose accounts were modified in troubled debt restructurings.

Other Receivables

Other receivables at November 3, 2019 and October 28, 2018 consisted of the following in millions of dollars:

	2019	2018
Taxes receivable	$1,231	$1,370
Other	256	366
Other receivables	$1,487	$1,736

14. SECURITIZATION OF FINANCING RECEIVABLES

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

In these securitizations, the retail notes are transferred to certain SPEs or to non-VIE banking operations, which in turn issue debt to investors. The debt securities issued to the third party investors result in secured borrowings, which are recorded as “Short-term securitization borrowings” on the consolidated balance sheet. The securitized retail notes are recorded as “Financing receivables securitized - net” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the financing receivables securitized less an allowance for credit losses, and other assets primarily representing restricted cash. Restricted cash results from contractual requirements in securitized borrowing arrangements and serves as a credit enhancement. The restricted cash is used to satisfy payment deficiencies, if any, in the required payments on secured borrowings. The balance of restricted cash is contractually stipulated and is either a fixed amount as determined by the initial balance of the financing receivables securitized or a fixed percentage of the outstanding balance of the securitized financing receivables. The restriction is removed either after all secured borrowing payments are made or proportionally as these receivables are collected and borrowing obligations reduced. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,895 million and $2,593 million at November 3, 2019 and October 28, 2018, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,847 million and $2,520 million at November 3, 2019 and October 28,

2018, respectively. The credit holders of these SPEs do not have legal recourse to the company’s general credit.

In certain securitizations, the company transfers retail notes to non-VIE banking operations, which are not consolidated since the company does not have a controlling interest in the entities. The company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $491 million and $504 million at November 3, 2019 and October 28, 2018, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $465 million and $475 million at November 3, 2019 and October 28, 2018, respectively.

In certain securitizations, the company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,079 million and $1,033 million at November 3, 2019 and October 28, 2018, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,015 million and $965 million at November 3, 2019 and October 28, 2018, respectively.

The company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows at November 3 in millions of dollars:

2019
Carrying value of liabilities	$1,015
Maximum exposure to loss	1,079

The total assets of unconsolidated VIEs related to securitizations were approximately $37 billion at November 3, 2019.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at November 3, 2019 and October 28, 2018 were as follows in millions of dollars:

	2019	2018
Financing receivables securitized (retail notes)	$4,395	$4,032
Allowance for credit losses	(12)	(10)
Other assets	82	108
Total restricted securitized assets	$4,465	$4,130

The components of consolidated secured borrowings and other liabilities related to securitizations at November 3, 2019 and October 28, 2018 were as follows in millions of dollars:

	2019	2018
Short-term securitization borrowings	$4,321	$3,957
Accrued interest on borrowings	6	3
Total liabilities related to restricted securitized assets	$4,327	$3,960

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At November 3, 2019, the maximum remaining term of all securitized retail notes was approximately six years.

15. EQUIPMENT ON OPERATING LEASES

Operating leases arise primarily from the leasing of John Deere equipment to retail customers. Initial lease terms generally range from 12 to 60 months. Net equipment on operating leases at November 3, 2019 and October 28, 2018 consisted of the following in millions of dollars:

	2019	2018
Equipment on operating leases:
Agriculture and turf	$5,888	$5,682
Construction and forestry	1,679	1,483
Equipment on operating leases – net	$7,567	$7,165

The equipment is depreciated on a straight-line basis over the term of the lease. The accumulated depreciation on this equipment was $1,855 million and $1,515 million at November 3, 2019 and October 28, 2018, respectively. The corresponding depreciation expense was $981 million in 2019, $928 million in 2018, and $853 million in 2017.

Future payments to be received on operating leases totaled $2,498 million at November 3, 2019 and are scheduled in millions of dollars as follows: 2020 - $1,086, 2021 - $759, 2022 - $419, 2023 - $193, and 2024 - $41. At November 3, 2019 and October 28, 2018, the company’s financial services operations had $12 million and $34 million, respectively, of deposits withheld from dealers available for potential losses on residual values.

Equipment returned to the company upon termination of leases and held for subsequent sale or lease is recorded in “Other assets” at the lower of net book value or estimated fair value of the equipment less costs to sell and is not depreciated. The matured operating lease inventory at November 3, 2019 and October 28, 2018 was $163 million and $247 million, respectively.

16. INVENTORIES

A majority of inventory owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the “first-in, first-out” (FIFO) basis, or net realizable value. The value of gross inventories on the LIFO basis at November 3, 2019 and October 28, 2018 represented 55 percent and 54 percent, respectively, of worldwide gross inventories at FIFO value. The pretax favorable income effect from the liquidation of LIFO inventory during 2019 was $3 million. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at November 3, 2019 and October 28, 2018 in millions of dollars would have been as follows:

	2019	2018
Raw materials and supplies	$2,285	$2,233
Work-in-process	747	776
Finished goods and parts	4,613	4,777
Total FIFO value	7,645	7,786
Less adjustment to LIFO value	1,670	1,637
Inventories	$5,975	$6,149

17. PROPERTY AND DEPRECIATION

A summary of property and equipment at November 3, 2019 and October 28, 2018 in millions of dollars follows:

	Useful Lives*
	(Years)	2019	2018
Equipment Operations
Land		$274	$283
Buildings and building equipment	22	3,976	3,848
Machinery and equipment	11	5,710	5,570
Dies, patterns, tools, etc.	8	1,531	1,564
All other	4	1,065	1,032
Construction in progress		733	619
Total at cost		13,289	12,916
Less accumulated depreciation		7,360	7,095
Total		5,929	5,821
Financial Services
Land		4	4
Buildings and building equipment	26	75	74
All other	6	34	34
Total at cost		113	112
Less accumulated depreciation		69	65
Total		44	47
Property and equipment - net		$5,973	$5,868

*    Weighted-averages

Total property and equipment additions in 2019, 2018, and 2017 were $1,107 million, $985 million, and $602 million and depreciation was $779 million, $754 million, and $726 million, respectively. Capitalized interest was $7 million, $4 million, and $3 million in the same periods, respectively. The cost of leased property and equipment under capital leases of $62 million and $52 million and accumulated depreciation of $27 million and $22 million at November 3, 2019 and October 28, 2018, respectively, is included in property and equipment.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, classified as “Other assets” at November 3, 2019 and October 28, 2018 were $1,305 million and $1,207 million, less accumulated amortization of $1,023 million and $910 million, respectively. Capitalized interest on software was $5 million and $3 million at November 3, 2019 and October 28, 2018, respectively. Amortization of these software costs in 2019, 2018, and 2017 was $150 million, $145 million, and $118 million, respectively.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company’s consolidated financial statements.

18. GOODWILL AND OTHER INTANGIBLE ASSETS – NET

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and	and
	Turf	Forestry	Total
Goodwill at October 29, 2017	$521	$512	$1,033
Acquisitions*	71	2,068	2,139
Divestitures*		(18)	(18)
Translation adjustments and other	(9)	(44)	(53)
Goodwill at October 28, 2018	583	2,518	3,101
Divestitures*		(22)	(22)
Translation adjustments and other	(9)	(153)	(162)
Goodwill at November 3, 2019	$574	$2,343	$2,917

*    See Note 4.

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets are as follows in millions of dollars:

	Useful Lives*
	(Years)	2019	2018
Amortized intangible assets:
Customer lists and relationships	16	$511	$542
Technology, patents, trademarks, and other	18	1,028	1,080
Total at cost		1,539	1,622
Less accumulated amortization**		282	183
Total		1,257	1,439
Unamortized intangible assets:
In-process research and development***		123	123
Other intangible assets - net		$1,380	$1,562

*    Weighted-averages

**  Accumulated amortization at 2019 and 2018 for customer lists and relationships was $77 million and $46 million and technology, patents, trademarks, and other was $205 million and $137 million, respectively.

***See Note 4.

Other intangible assets are stated at cost less accumulated amortization. The amortization of other intangible assets in 2019, 2018, and 2017 was $109 million, $100 million, and $18 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: 2020 - $101, 2021 - $100, 2022 - $100, 2023 - $97, and 2024 - $95.

19. TOTAL SHORT-TERM BORROWINGS

Total short-term borrowings at November 3, 2019 and October 28, 2018 consisted of the following in millions of dollars:

	2019	2018
Equipment Operations
Notes payable to banks	$345	$464
Long-term borrowings due within one year	642	970
Total	987	1,434
Financial Services
Commercial paper	2,698	3,857
Notes payable to banks	313	344
Long-term borrowings due within one year*	6,786	5,427
Total	9,797	9,628
Short-term borrowings	10,784	11,062
Short-term securitization borrowings
Equipment Operations	44	75
Financial Services	4,277	3,882
Total	4,321	3,957
Total short-term borrowings	$15,105	$15,019

*    Includes unamortized fair value adjustments related to interest rate swaps.

The short-term securitization borrowings are secured by financing receivables (retail notes) on the balance sheet (see Note 14). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings, which are net of debt acquisition costs, at November 3, 2019 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2020 - $2,174, 2021 - $1,278, 2022 - $663, 2023 - $195, 2024 - $15, and 2025 - $1.

The weighted-average interest rates on total short-term borrowings, excluding current maturities of long-term borrowings, at November 3, 2019 and October 28, 2018 were 2.9 percent and 3.0 percent, respectively.

Lines of credit available from U.S. and foreign banks were $8,499 million at November 3, 2019. At November 3, 2019, $5,143 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper, and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at November 3, 2019 was a 364-day credit facility agreement of $2,800 million, expiring in fiscal April 2020. In addition, total credit lines included long-term credit facility agreements of $2,500 million, expiring in April 2023, and $2,500 million, expiring in April 2024. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at November 3, 2019 was $13,554 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $25,171 million at November 3, 2019. All of these credit agreement requirements have been met during the periods included in the consolidated financial statements.

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

20. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at November 3, 2019 and October 28, 2018 consisted of the following in millions of dollars:

	2019	2018
Equipment Operations
Accounts payable:
Trade payables	$1,996	$2,466
Dividends payable	244	223
Other	284	243
Accrued expenses:
Dealer sales discounts	1,990	1,801
Product warranties	1,218	1,146
Employee benefits	1,001	1,038
Accrued taxes	734	836
Unearned revenue	657	665
Other	1,108	965
Total	9,232	9,383
Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	164	190
Other	163	239
Accrued expenses:
Unearned revenue	978	885
Accrued interest	211	163
Employee benefits	61	63
Other	259	516
Total	1,836	2,056
Eliminations*	1,412	1,328
Accounts payable and accrued expenses	$9,656	$10,111

*    Primarily trade receivable valuation accounts related to sales incentive accruals of $1,400 million, which are reclassified as accrued expenses by the equipment operations as a result of their trade receivables being sold to financial services.

21. LONG-TERM BORROWINGS

Long-term borrowings at November 3, 2019 and October 28, 2018 consisted of the following in millions of dollars:

	2019		2018
Equipment Operations
U.S. dollar notes and debentures:
8-1/2% debentures due 2022	$105		$105
2.60% notes due 2022	1,000		1,000
6.55% debentures due 2028	200		200
5.375% notes due 2029	500		500
8.10% debentures due 2030	250		250
7.125% notes due 2031	300		300
3.90% notes due 2042	1,250		1,250
2.875% notes due 2049	500
Euro notes:
Medium-term note due 2020: (€350 principal) Average interest rate of .0% - 2018			398
.5% notes due 2023 (€500 principal)	558		569
1.65% notes due 2039 (€650 principal)	725
Other notes	51		159
Less debt issuance costs	24		17
Total	5,415		4,714
Financial Services
Notes and debentures:
Medium-term notes due 2020 - 2029: (principal $23,265 - 2019, $21,721 - 2018) Average interest rates of 2.7% - 2019, 2.8% - 2018	23,528	*	21,354	*
Other notes	1,335		1,215
Less debt issuance costs	49		46
Total	24,814		22,523
Long-term borrowings**	$30,229		$27,237

*    Includes unamortized fair value adjustments related to interest rate swaps.

**  All interest rates are as of year end.

The approximate principal amounts of the equipment operations’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2020 - $643, 2021 - $39, 2022 - $1,121, 2023 - $562, and 2024 - $1. The approximate principal amounts of the financial services’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2020 - $6,795, 2021 - $6,885, 2022 - $6,323, 2023 - $3,791, and 2024 - $3,013.

22. LEASES

At November 3, 2019, future minimum lease payments under capital leases amounted to $32 million as follows: 2020 - $12, 2021 - $10, 2022 - $6, 2023 - $2, 2024 - $1, and later years $1. Total rental expense for operating leases was $194 million in 2019, $167 million in 2018, and $167 million in 2017. At November 3, 2019, future minimum lease payments under operating leases amounted to $337 million as follows: 2020 - $111, 2021 - $77, 2022 - $56, 2023 - $39, 2024 - $28, and later years $26.

$0

23. COMMITMENTS AND CONTINGENCIES

The company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) included in the following table totaled $582 million and $506 million at November 3, 2019 and October 28, 2018, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Warranty Liability/
	Unearned Premiums
	2019	2018
Beginning of year balance	$1,652	$1,468
Payments	(985)	(907)
Amortization of premiums received	(214)	(217)
Accruals for warranties	1,066	978
Premiums received	292	270
Acquisition*		80
Foreign exchange	(11)	(20)
End of year balance	$1,800	$1,652

*       See Note 4.

At November 3, 2019, the company had approximately $343 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere and Wirtgen equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At November 3, 2019, the company had accrued losses of approximately $14 million under these agreements. The maximum remaining term of the receivables guaranteed at November 3, 2019 was approximately seven years.

At November 3, 2019, the company had commitments of approximately $281 million for the construction and acquisition of property and equipment. Also at November 3, 2019, the company had restricted assets of $88 million, classified as “Other assets”. See Note 14 for additional restricted assets associated with borrowings related to securitizations.

The company also had other miscellaneous contingent liabilities totaling approximately $65 million at November 3, 2019. The accrued liability for these contingencies was not material at November 3, 2019.

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

24. CAPITAL STOCK

Changes in the common stock account in millions were as follows:

	Number of
	Shares Issued	Amount
Balance at October 30, 2016	536.4	$3,912
Stock options and other		369
Balance at October 29, 2017	536.4	4,281
Stock options and other		193
Balance at October 28, 2018	536.4	4,474
Stock options and other		168
Balance at November 3, 2019	536.4	$4,642

The number of common shares the company is authorized to issue is 1,200 million. The number of authorized preferred shares, none of which has been issued, is nine million.

The Board of Directors at its meeting in December 2013 authorized the repurchase of up to $8,000 million of common stock (45.4 million shares based on the fiscal year end closing common stock price of $176.11 per share). At the end of the fiscal year, this repurchase program had $1,075 million (6.1 million shares at the same price) remaining to be repurchased. Repurchases of the company’s common stock under this plan will be made from time to time, at the company’s discretion, in the open market.

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	2019	2018	2017
Net income attributable to Deere & Company	$3,253	$2,368	$2,159
Average shares outstanding	316.5	322.6	319.5
Basic per share	$10.28	$7.34	$6.76
Average shares outstanding	316.5	322.6	319.5
Effect of dilutive stock options	4.1	4.7	3.8
Total potential shares outstanding	320.6	327.3	323.3
Diluted per share	$10.15	$7.24	$6.68

All stock options outstanding were included in the computation except .7 million in 2019, .4 million in 2018, and .2 million in 2017 that had an antidilutive effect under the treasury stock method.

25. STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock awards to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Options expire ten years after the date of grant. Restricted stock awards generally vest after three years. The compensation cost for stock options, service based restricted stock units, and market/service based restricted stock units, which is based on the fair value at the grant date, is recognized on a straight-line basis over the requisite period the employee is required to render service. The compensation cost for performance/service based units, which is based on the fair value at the grant date, is recognized over the employees’ requisite service period and periodically adjusted for the probable number of shares to be awarded. According to these plans at November 3, 2019, the company is authorized to grant an additional 8.3 million shares related to stock options or restricted stock.

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

The assumptions used for the binomial lattice model to determine the fair value of options follow:

	2019	2018	2017
Risk-free interest rate	2.68% - 3.1%	1.69% - 2.7%	.88% - 2.5%
Expected dividends	2.0%	1.6%	2.4%
Expected volatility	28.8% - 31.8%	22.3% - 23.0%	24.0% - 24.8%
Weighted-average volatility	30.0%	22.8%	24.5%
Expected term (in years)	8.0 - 8.5	7.9 - 8.6	7.8 - 8.6

Stock option activity at November 3, 2019 and changes during 2019 in millions of dollars and shares follow:

			Remaining
			Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price*	(Years)	Value
Outstanding at beginning of year	8.8	$87.08
Granted	.4	148.14
Exercised	(2.2)	79.64
Outstanding at end of year	7.0	92.85	6.28	$579.1
Exercisable at end of year	6.1	86.65	5.93	548.3

*    Weighted-averages

The weighted-average grant-date fair values of options granted during 2019, 2018, and 2017 were $46.96, $39.11, and $24.46, respectively. The total intrinsic values of options exercised during 2019, 2018, and 2017 were $186 million, $229 million, and $225 million, respectively. During 2019, 2018, and 2017, cash received from stock option exercises was $178 million, $217 million, and $529 million with tax benefits of $44 million, $54 million, and $83 million, respectively.

The company granted 447 thousand, 415 thousand, and 579 thousand restricted stock units to employees and nonemployee directors in 2019, 2018, and 2017, of which 355 thousand, 330 thousand, and 465 thousand are subject to service based only conditions, 92 thousand, 85 thousand, and 57 thousand are subject to performance/service based conditions, and none, none, and 57 thousand are subject to market/service based conditions, respectively. The service based only units award one share of common stock for each unit at the end of the vesting period and include dividend equivalent payments.

The performance/service based units are subject to a performance metric based on the company’s compound annual revenue growth rate, compared to a benchmark group of companies over the vesting period. The market/service based units are subject to a market related metric based on total shareholder return, compared to the same benchmark group of companies over the vesting period. The performance/service based units and the market/service based units both award common stock in a range of zero to 200 percent for each unit granted based on the level of the metric achieved and do not include dividend equivalent payments over the vesting period. The weighted-average fair values of the service based only units at the grant dates during 2019, 2018, and 2017 were $149.54, $151.67, and $101.03 per unit, respectively, based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date during 2019, 2018, and 2017 were $140.49, $145.33, and $93.86 per unit, respectively, based on the market price of a share of underlying common stock excluding dividends. The fair value of the market/service based units at the grant date during 2017 was $129.70 per unit based on a lattice valuation model excluding dividends.

The company’s restricted shares at November 3, 2019 and changes during 2019 in millions of shares follow:

		Grant-Date
	Shares	Fair Value*
Service based only
Nonvested at beginning of year	.9	$117.47
Granted	.4	149.54
Vested	(.2)	88.76
Nonvested at end of year	1.1	130.72
Performance/service and market/service based
Nonvested at beginning of year	.3	$110.56
Granted	.1	140.49
Vested	(.3)	88.30
Performance change	.2	88.30
Nonvested at end of year	.3	130.78

* Weighted-averages

During 2019, 2018, and 2017, the total share-based compensation expense was $82 million, $84 million, and $68 million, respectively, with recognized income tax benefits of $20 million, $20 million, and $25 million, respectively. At November 3, 2019, there was $51 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to restricted shares and options. This compensation is expected to be recognized over a weighted-average period of approximately two years. The total grant-date fair values of stock options and restricted shares vested during 2019, 2018, and 2017 were $66 million, $63 million, and $72 million, respectively.

The company currently uses shares that have been repurchased through its stock repurchase programs to satisfy share option exercises. At fiscal year end, the company had 223 million shares in treasury stock and 6 million shares remaining to be repurchased under its publicly announced repurchase program (see Notes 24 and 31).

26. OTHER COMPREHENSIVE INCOME ITEMS

The after-tax changes in accumulated other comprehensive income at October 30, 2016, October 29, 2017, October 28, 2018, and November 3, 2019 in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Debt Securities	Income (Loss)
2016	$(4,409)	$(1,229)	$1	$11	$(5,626)
Period Change	829	230	4	(1)	1,062
2017	(3,580)	(999)	5	10	(4,564)
Period Change	1,052	(194)	9	(13)	854
ASU No. 2018-02	(709)	(10)	1	1	(717)
2018	(3,237)	(1,203)	15	(2)	(4,427)
ASU No. 2016-01*				(8)	(8)
Period Change	(678)	(448)	(75)	29	(1,172)
2019	$(3,915)	$(1,651)	$(60)	$19	$(5,607)

* See Note 3.

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2019
Cumulative translation adjustment	$(447)	$(1)	$(448)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(92)	21	(71)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(5)	1	(4)
Net unrealized gain (loss) on derivatives	(97)	22	(75)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	36	(7)	29
Net unrealized gain (loss) on debt securities	36	(7)	29
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(887)	236	(651)
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	143	(35)	108
Prior service (credit) cost	11	(2)	9
Settlements	3	(1)	2
OPEB
Net actuarial gain (loss)	(141)	38	(103)
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	16	(4)	12
Prior service (credit) cost	(72)	17	(55)
Net unrealized gain (loss) on retirement benefits adjustment	(927)	249	(678)
Total other comprehensive income (loss)	$(1,435)	$263	$(1,172)

*    These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2018
Cumulative translation adjustment	$(188)	$(6)	$(194)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	18	(4)	14
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(5)	1	(4)
Foreign exchange contracts – Other operating expenses	(1)		(1)
Net unrealized gain (loss) on derivatives	12	(3)	9
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	(17)	5	(12)
Reclassification of realized (gain) loss – Other income	(1)		(1)
Net unrealized gain (loss) on investments	(18)	5	(13)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	553	(128)	425
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	226	(63)	163
Prior service (credit) cost	12	(4)	8
Settlements	8	(2)	6
OPEB
Net actuarial gain (loss) and prior service credit (cost)	603	(142)	461
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	62	(17)	45
Prior service (credit) cost	(77)	21	(56)
Net unrealized gain (loss) on retirement benefits adjustment	1,387	(335)	1,052
Total other comprehensive income (loss)	$1,193	$(339)	$854

*    These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2017
Cumulative translation adjustment	$232	$(2)	$230
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	3	(1)	2
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2	(1)	1
Foreign exchange contracts – Other operating expenses	1		1
Net unrealized gain (loss) on derivatives	6	(2)	4
Unrealized gain (loss) on investments:
Unrealized holding gain (loss)	274	(101)	173
Reclassification of realized (gain) loss – Other income	(275)	101	(174)
Net unrealized gain (loss) on investments	(1)		(1)
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	702	(248)	454
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	247	(89)	158
Prior service (credit) cost	12	(4)	8
Settlements	2	(1)	1
OPEB
Net actuarial gain (loss)	309	(115)	194
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	99	(36)	63
Prior service (credit) cost	(77)	28	(49)
Net unrealized gain (loss) on retirement benefits adjustment	1,294	(465)	829
Total other comprehensive income (loss)	$1,531	$(469)	$1,062

*    These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

The noncontrolling interests’ comprehensive income was $4 million in 2019, $2 million in 2018, and none in 2017, which consisted of net income of $4 million in 2019, $3 million in 2018, and none in 2017 and cumulative translation adjustments of none in 2019, $(1) million in 2018, and none in 2017.

27. FAIR VALUE MEASUREMENTS

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

The fair values of financial instruments that do not approximate the carrying values at November 3, 2019 and October 28, 2018 in millions of dollars follow:

	2019		2018
	Carrying	Fair	Carrying	Fair
	Value	Value*	Value	Value*
Financing receivables – net:
Equipment operations	$65	$61	$93	$91
Financial services	29,130	29,106	26,961	26,722
Total	$29,195	$29,167	$27,054	$26,813
Financing receivables securitized – net:
Equipment operations	$44	$43	$76	$73
Financial services	4,339	4,362	3,946	3,895
Total	$4,383	$4,405	$4,022	$3,968
Short-term securitization borrowings:
Equipment operations	$44	$45	$75	$75
Financial services	4,277	4,302	3,882	3,870
Total	$4,321	$4,347	$3,957	$3,945
Long-term borrowings due within one year:
Equipment operations	$642	$645	$970	$979
Financial services	6,786	6,788	5,427	5,411
Total	$7,428	$7,433	$6,397	$6,390
Long-term borrowings:
Equipment operations	$5,415	$6,138	$4,714	$4,948
Financial services	24,814	25,122	22,523	22,590
Total	$30,229	$31,260	$27,237	$27,538

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

Assets and liabilities measured at November 3, 2019 and October 28, 2018 at fair value on a recurring basis in millions of dollars follow*:

	2019	2018
Level 1:
Marketable securities
Equity fund	$59	$46
U.S. government debt securities	50	44
Total Level 1 marketable securities	109	90

Level 2:
Marketable securities
U.S. government debt securities	81	67
Municipal debt securities	60	46
Corporate debt securities	165	140
International debt securities	5	2
Mortgage-backed securities**	160	137
Total Level 2 marketable securities	471	392
Other assets
Derivatives:
Interest rate contracts	363	80
Foreign exchange contracts	20	83
Cross-currency interest rate contracts	1	5
Total Level 2 other assets	384	168
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	65	350
Foreign exchange contracts	71	49
Cross-currency interest rate contracts	3
Total Level 2 accounts payable and accrued expenses	139	399

Level 3:
Marketable securities
International debt securities	1	8

*      Excluded from this table were the company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds and time deposits.

**    Primarily issued by U.S. government sponsored enterprises.

Fair value, recurring Level 3 measurements from available-for-sale marketable securities at November 3, 2019, October 28, 2018, and October 29, 2017 in millions of dollars follow:

	2019	2018	2017
Beginning of year balance	$8	$17	$28
Principal payments	(8)	(9)	(13)
Change in unrealized gain		1	2
Other	1	(1)
End of year balance	$1	$8	$17

Fair value, nonrecurring measurements from impairments at November 3, 2019 and October 28, 2018 in millions of dollars follow:

	Fair Value*		Losses*
	2019	2018	2019	2018	2017
Equipment on operating leases – net	$855		$59
Investments in unconsolidated affiliates					$40
Other assets	$142		$18

*    Fair value losses at October 29, 2017 were a Level 1 measurement. See financing receivables with specific allowances in Note 13 that were not significant. See Note 5 for impairments.

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

Financing Receivables – Specific reserve impairments are based on the fair value of the collateral, which is measured using a market approach (appraisal values or realizable values). Inputs include a selection of realizable values (see Note 13).

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

28. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at November 3, 2019 and October 28, 2018 were $3,150 million and $3,050 million, respectively. During 2019, the company hedged a portion of its exposure to interest rate changes on a forecasted debt issuance using an interest rate contract with a term of 30 years. The hedge was terminated upon issuance of the debt, resulting in a fair value loss of $70 million. Fair value gains or losses on cash flow hedges were recorded in OCI and are subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions impact earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at November 3, 2019 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $8 million after-tax. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at November 3, 2019 and October 28, 2018 were $8,717 million and $8,479 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded, at November 3, 2019, in the consolidated balance sheet related to borrowings designated in fair value hedging relationships in millions of dollars follow:

		Cumulative Increase (Decrease) of
		Fair Value Hedging Adjustments
	Carrying	Included in the Carrying Amount
	Amount of	Active
	Hedged	Hedging	Discontinued
	Item	Relationships	Relationships	Total
Long-term borrowings due within one year*	$412	$(1)	$(4)	$(5)
Long-term borrowings	8,532	295	(32)	263

*    Presented in short-term borrowings.

Derivatives Not Designated as Hedging Instruments

The company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings, purchases or sales of inventory, and below market retail financing programs. The total notional amounts of the interest rate swaps at November 3, 2019 and October 28, 2018 were $9,166 million and $8,075 million, the foreign exchange contracts were $4,962 million and $6,842 million, and the cross-currency interest rate contracts were $92 million and $81 million, respectively. To facilitate borrowings through securitization of retail notes, interest rate caps were sold with notional amounts of $6 million and $66 million at November 3, 2019 and October 28, 2018, respectively. Interest rate caps were also purchased with notional amounts of $6 million and $66 million, at the same dates. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at November 3, 2019 and October 28, 2018 in millions of dollars follow:

	2019	2018
Other Assets
Designated as hedging instruments:
Interest rate contracts	$332	$29
Total designated	332	29
Not designated as hedging instruments:
Interest rate contracts	31	51
Foreign exchange contracts	20	83
Cross-currency interest rate contracts	1	5
Total not designated	52	139
Total derivative assets	$384	$168
Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$28	$321
Total designated	28	321
Not designated as hedging instruments:
Interest rate contracts	37	29
Foreign exchange contracts	71	49
Cross-currency interest rate contracts	3
Total not designated	111	78
Total derivative liabilities	$139	$399

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	2019	2018	2017
Fair Value Hedges
Interest rate contracts – Interest expense	$589	$(283)	$(205)

Cash Flow Hedges
Recognized in OCI
Interest rate contracts – OCI (pretax)*	(92)	17	4
Foreign exchange contracts – OCI (pretax)*		2	(1)

Reclassified from OCI
Interest rate contracts – Interest expense*	5	5	(2)
Foreign exchange contracts – Other expense*		1	(1)

Not Designated as Hedges
Interest rate contracts – Net sales	$(23)	$3
Interest rate contracts – Interest expense*	(32)	(4)	$11
Foreign exchange contracts – Cost of sales	(18)	(24)	(12)
Foreign exchange contracts – Other expense*	97	195	(106)
Total not designated	$24	$170	$(107)

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

Certain of the company’s derivative agreements contain credit support provisions that may require the company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at November 3, 2019 and October 28, 2018, was $68 million and $350 million, respectively. In accordance with the limits established in these agreements, the company posted none and $59 million in cash collateral at November 3, 2019 and October 28, 2018, respectively.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral paid at November 3, 2019 and October 28, 2018 in millions of dollars follows:

	Gross Amounts	Netting	Collateral	Net
	Recognized	Arrangements	Paid	Amount
2019
Assets	$384	$(70)		$314
Liabilities	139	(70)		69
2018
Assets	$168	$(65)		$103
Liabilities	399	(65)	$(59)	275

29. SEGMENT AND GEOGRAPHIC AREA DATA

The company’s operations are presently organized and reported in three major business segments described as follows:

The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts, including large, medium, and utility tractors; tractor loaders; combines, cotton pickers, cotton strippers, and sugarcane harvesters; harvesting front-end equipment; sugarcane loaders and pull-behind scrapers; tillage, seeding, and application equipment, including sprayers, nutrient management, and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural management systems technology and solutions; and other outdoor power products.

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

Information relating to operations by operating segment in millions of dollars follows for the years ended November 3, 2019, October 28, 2018, and October 29, 2017. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2019, 2018, and 2017 were as follows: agriculture and turf net sales of $34 million, $47 million, and $39 million, construction and forestry net sales of $1 million, none, and $1 million, and financial services revenues of $348 million, $308 million, and $244 million, respectively.

OPERATING SEGMENTS	2019	2018	2017
Net sales and revenues
Unaffiliated customers:
Agriculture and turf net sales	$23,666	$23,191	$20,167
Construction and forestry net sales	11,220	10,160	5,718
Total net sales	34,886	33,351	25,885
Financial services revenues	3,621	3,252	2,935
Other revenues*	751	755	918
Total	$39,258	$37,358	$29,738

*    Other revenues are primarily the equipment operations’ revenues for finance and interest income, and other income as disclosed in Note 32, net of certain intercompany eliminations.

Operating profit
Agriculture and turf	$2,506	$2,816	$2,513
Construction and forestry	1,215	868	346
Financial services*	694	792	715
Total operating profit*	4,415	4,476	3,574
Interest income	85	80	55
Interest expense	(256)	(298)	(264)
Foreign exchange gains (losses) from equipment operations’ financing activities	(22)	36	(12)
Pension and OPEB benefit (cost), excluding service cost component	67	(15)	(31)
Corporate expenses – net	(180)	(181)	(192)
Income taxes	(852)	(1,727)	(971)
Total	(1,158)	(2,105)	(1,415)
Net income	3,257	2,371	2,159
Less: Net income attributable to noncontrolling interests	4	3
Net income attributable to Deere & Company	$3,253	$2,368	$2,159

*    Operating profit of the financial services business segment includes the effect of its interest expense and foreign exchange gains or losses.

(continued)

OPERATING SEGMENTS	2019	2018	2017
Interest income*
Agriculture and turf	$22	$14	$16
Construction and forestry	11	33	1
Financial services	2,316	1,997	1,771
Corporate	85	80	55
Intercompany	(360)	(330)	(268)
Total	$2,074	$1,794	$1,575

*    Does not include finance rental income for equipment on operating leases.

Interest expense
Agriculture and turf	$245	$229	$182
Construction and forestry	91	71	52
Financial services	1,234	936	669
Corporate	256	298	264
Intercompany	(360)	(330)	(268)
Total	$1,466	$1,204	$899

Depreciation* and amortization expense
Agriculture and turf	$723	$723	$695
Construction and forestry	292	251	145
Financial services	1,004	953	876
Total	$2,019	$1,927	$1,716

*    Includes depreciation for equipment on operating leases.

Equity in income (loss) of unconsolidated affiliates
Agriculture and turf	$6	$6	$2
Construction and forestry	14	19	(27)
Financial services	1	2	1
Total	$21	$27	$(24)

Identifiable operating assets
Agriculture and turf	$10,379	$10,161	$9,359
Construction and forestry	9,387	9,855	3,212
Financial services	48,483	45,720	42,596
Corporate*	4,762	4,372	10,619
Total	$73,011	$70,108	$65,786

*    Corporate assets are primarily the equipment operations’ retirement benefits, deferred income tax assets, marketable securities, and cash and cash equivalents as disclosed in Note 32, net of certain intercompany eliminations.

Capital additions
Agriculture and turf	$859	$675	$485
Construction and forestry	245	308	114
Financial services	3	2	3
Total	$1,107	$985	$602

Investments in unconsolidated affiliates
Agriculture and turf	$28	$26	$25
Construction and forestry	171	166	143
Financial services	16	15	14
Total	$215	$207	$182

(continued)

The company views and has historically disclosed its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada, shown below in millions of dollars. No individual foreign country’s net sales and revenues were material for disclosure purposes.

GEOGRAPHIC AREAS	2019	2018	2017
Net sales and revenues
Unaffiliated customers:
U.S. and Canada:
Equipment operations net sales and revenues*	$20,647	$18,847	$15,031
Financial services revenues*	3,099	2,785	2,526
Total	23,746	21,632	17,557
Outside U.S. and Canada:
Equipment operations net sales and revenues	14,990	14,504	10,854
Financial services revenues	522	467	409
Total	15,512	14,971	11,263
Other revenues		755	918
Total	$39,258	$37,358	$29,738

*    The 2018 and 2017 equipment operations’ amounts are only for net sales and approximate the proportion of each amount that relates to the U.S. only based on a three-year average. The equipment operations’ percentages for 2018 and 2017 were 88%. The financial services’ U.S. only percentages were 79% for both fiscal years. See Note 6 for additional 2019 geographic net sales and revenues information.

Operating profit
U.S. and Canada:
Equipment operations	$2,335	$2,356	$1,754
Financial services	506	604	515
Total	2,841	2,960	2,269
Outside U.S. and Canada:
Equipment operations	1,386	1,328	1,105
Financial services	188	188	200
Total	1,574	1,516	1,305
Total	$4,415	$4,476	$3,574

Property and equipment
U.S.	$3,169	$3,031	$2,976
Germany	1,137	1,164	598
Other countries	1,667	1,673	1,494
Total	$5,973	$5,868	$5,068

30. SUPPLEMENTAL INFORMATION (UNAUDITED)

The $1 par value common stock of Deere & Company is listed on the New York Stock Exchange under the symbol “DE”. At November 3, 2019, there were 19,873 holders of record of the company’s $1 par value common stock.

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. The company uses a 52/53 week fiscal year ending on the last Sunday in the reporting period (see Note 1). Fiscal year 2019 contained 53 weeks and the fourth quarter contained 14 weeks compared to 52 weeks and 13 weeks in the respective periods in 2018. The interim periods (quarters) end in January, April, and July. Such information is shown in millions of dollars except for per share amounts.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2019*
Net sales and revenues	$7,984	$11,342	$10,036	$9,896
Net sales	6,941	10,273	8,969	8,703
Gross profit	1,509	2,518	2,099	1,968
Income before income taxes	677	1,473	1,113	825
Net income attributable to Deere & Company	498	1,135	899	721
Per share data:
Basic	1.56	3.57	2.84	2.30
Diluted	1.54	3.52	2.81	2.27
Dividends declared	.76	.76	.76	.76
Dividends paid	.69	.76	.76	.76
2018
Net sales and revenues	$6,913	$10,720	$10,309	$9,416
Net sales	5,974	9,747	9,287	8,343
Gross profit	1,270	2,414	2,134	1,962
Income before income taxes	518	1,384	1,190	979
Net income (loss) attributable to Deere & Company	(535)	1,208	910	785
Per share data:
Basic	(1.66)	3.73	2.81	2.45
Diluted	(1.66)	3.67	2.78	2.42
Dividends declared	.60	.60	.69	.69
Dividends paid	.60	.60	.60	.69

Net income per share for each quarter must be computed independently. As a result, their sum may not equal the total net income per share for the year.

*    See Note 5 for “Special Items.”

31. SUBSEQUENT EVENTS

A quarterly dividend of $.76 per share was declared at the Board of Directors meeting on December 4, 2019, payable on February 10, 2020 to stockholders of record on December 31, 2019.

In December 2019, the Board of Directors also authorized the repurchase of up to $8,000 million of additional common stock. This repurchase program will supplement the existing $8,000 million share repurchase program, which had $1,075 million remaining at November 3, 2019. Repurchases of the company’s common stock will be made at the company’s discretion in the open market.

In November 2019, the company’s financial services operations entered into a retail note securitization using its bank conduit facility that resulted in securitization borrowings of approximately $760 million.

During the first quarter of 2020, the company announced a broad voluntary employee-separation program that continues the efforts to create a more efficient organization structure and reduce operating costs. The program will provide for cash payments based on years of service. The expenses will generally be recorded in the period the employees irrevocably accept the separation offer, which is expected to be primarily in the first quarter of 2020. The program’s total pretax expenses are estimated to be about $120 million with annual savings of about $90 million.

32. SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT
For the Years Ended November 3, 2019, October 28, 2018, and October 29, 2017
(In millions of dollars)
	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2019	2018	2017	2019	2018	2017
Net Sales and Revenues
Net sales	$34,886	$33,351	$25,885
Finance and interest income	118	126	72	$3,735	$3,311	$2,928
Other income	881	875	1,065	234	249	251
Total	35,885	34,352	27,022	3,969	3,560	3,179

Costs and Expenses
Cost of sales	26,793	25,573	19,868
Research and development expenses	1,783	1,658	1,373
Selling, administrative and general expenses	3,031	2,935	2,555	528	528	549
Interest expense	256	298	264	1,234	936	669
Interest compensation to Financial Services	336	300	234
Other operating expenses	299	315	295	1,506	1,298	1,240
Total	32,498	31,079	24,589	3,268	2,762	2,458

Income of Consolidated Group before Income Taxes	3,387	3,273	2,433	701	798	721
Provision (credit) for income taxes	689	1,869	726	163	(142)	245
Income of Consolidated Group	2,698	1,404	1,707	538	940	476
Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	539	942	477	1	2	1
Other	20	25	(25)
Total	559	967	452	1	2	1
Net Income	3,257	2,371	2,159	539	942	477
Less: Net income attributable to noncontrolling interests	4	3
Net Income Attributable to Deere & Company	$3,253	$2,368	$2,159	$539	$942	$477

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

32. SUPPLEMENTAL CONSOLIDATING DATA (continued)

BALANCE SHEET
As of November 3, 2019 and October 28, 2018
(In millions of dollars)
	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2019	2018	2019	2018
ASSETS
Cash and cash equivalents	$3,175	$3,195	$682	$709
Marketable securities	1	8	580	482
Receivables from unconsolidated subsidiaries and affiliates	2,017	1,700
Trade accounts and notes receivable - net	1,482	1,374	5,153	4,906
Financing receivables - net	65	93	29,130	26,961
Financing receivables securitized - net	44	76	4,339	3,946
Other receivables	1,376	1,010	116	776
Equipment on operating leases - net			7,567	7,165
Inventories	5,975	6,149
Property and equipment - net	5,929	5,821	44	47
Investments in unconsolidated subsidiaries and affiliates	5,326	5,231	16	15
Goodwill	2,917	3,101
Other intangible assets - net	1,380	1,562
Retirement benefits	836	1,241	58	57
Deferred income taxes	1,896	1,503	57	69
Other assets	1,158	1,133	741	587
Total Assets	$33,577	$33,197	$48,483	$45,720

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$987	$1,434	$9,797	$9,628
Short-term securitization borrowings	44	75	4,277	3,882
Payables to unconsolidated subsidiaries and affiliates	142	129	1,970	1,678
Accounts payable and accrued expenses	9,232	9,383	1,836	2,056
Deferred income taxes	414	497	568	823
Long-term borrowings	5,415	4,714	24,814	22,523
Retirement benefits and other liabilities	5,912	5,660	94	91
Total liabilities	22,146	21,892	43,356	40,681

Commitments and contingencies (Note 23)
Redeemable noncontrolling interest	14	14

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2019 and 2018), at paid-in amount	4,642	4,474	2,107	2,100
Common stock in treasury, 223,290,789 shares in 2019 and 217,975,806 shares in 2018, at cost	(17,474)	(16,312)
Retained earnings	29,852	27,553	3,378	3,257
Accumulated other comprehensive income (loss)	(5,607)	(4,427)	(358)	(318)
Total Deere & Company stockholders’ equity	11,413	11,288	5,127	5,039
Noncontrolling interests	4	3
Total stockholders’ equity	11,417	11,291	5,127	5,039
Total Liabilities and Stockholders’ Equity	$33,577	$33,197	$48,483	$45,720

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

32. SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENT OF CASH FLOWS
For the Years Ended November 3, 2019, October 28, 2018, and October 29, 2017
(In millions of dollars)
	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	2019	2018	2017	2019	2018	2017
Cash Flows from Operating Activities
Net income	$3,257	$2,371	$2,159	$539	$942	$477
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	14	39	10	29	51	88
Provision for depreciation and amortization	1,015	974	839	1,135	1,077	984
Impairment charges			40	77
(Gain) loss on sale of businesses and unconsolidated affiliates	5	(25)	(375)
Undistributed earnings of unconsolidated subsidiaries and affiliates	(102)	(503)	(125)	(2)	(2)	(1)
Provision (credit) for deferred income taxes	(222)	1,504	(7)	(243)	(24)	107
Changes in assets and liabilities:
Trade receivables and Equipment Operations' financing receivables	(142)	(239)	(244)
Inventories	(102)	(917)	(504)
Accounts payable and accrued expenses	13	793	946	163	120	94
Accrued income taxes payable/receivable	(355)	103	(123)	528	(569)	39
Retirement benefits	(235)	(985)	(39)	2	(41)	7
Other	54	166	(143)	190	88	82
Net cash provided by operating activities	3,200	3,281	2,434	2,418	1,642	1,877

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)				18,190	17,032	15,963
Proceeds from maturities and sales of marketable securities	12	11	298	77	65	106
Proceeds from sales of equipment on operating leases				1,648	1,483	1,441
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	93	156	114
Cost of receivables acquired (excluding trade and wholesale)				(20,321)	(18,778)	(16,800)
Acquisitions of businesses, net of cash acquired		(5,245)	(284)
Purchases of marketable securities	(3)			(137)	(133)	(118)
Purchases of property and equipment	(1,118)	(893)	(592)	(2)	(3)	(3)
Cost of equipment on operating leases acquired				(3,246)	(3,209)	(3,080)
Increase in investment in Financial Services	(8)		(20)
Increase in trade and wholesale receivables				(935)	(1,222)	(380)
Other	35	17	(33)	5	(95)	(44)
Net cash used for investing activities	(989)	(5,954)	(517)	(4,721)	(4,860)	(2,915)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(149)	16	64	(768)	457	1,246
Change in intercompany receivables/payables	(305)	(748)	2,142	305	748	(2,142)
Proceeds from long-term borrowings	1,348	149	1,107	8,638	8,139	7,595
Payments of long-term borrowings	(972)	(163)	(66)	(5,454)	(6,082)	(5,331)
Proceeds from issuance of common stock	178	217	529
Repurchases of common stock	(1,253)	(958)	(6)
Capital investment from Equipment Operations				8		20
Dividends paid	(943)	(806)	(764)	(427)	(464)	(365)
Other	(79)	(60)	(55)	(38)	(32)	(33)
Net cash provided by (used for) financing activities	(2,175)	(2,353)	2,951	2,264	2,766	990

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(42)	54	155	(14)	(28)	2
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(6)	(4,972)	5,023	(53)	(480)	(46)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	3,202	8,174	3,151	813	1,293	1,339
Cash, Cash Equivalents, and Restricted Cash at End of Year	$3,196	$3,202	$8,174	$760	$813	$1,293

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

DEERE & COMPANY

SELECTED FINANCIAL DATA

(Dollars in millions except per share amounts)

	2019	2018	2017	2016	2015	2014	2013	2012	2011	2010
Net sales and revenues	$39,258	$37,358	$29,738	$26,644	$28,863	$36,067	$37,795	$36,157	$32,013	$26,005
Net sales	34,886	33,351	25,885	23,387	25,775	32,961	34,998	33,501	29,466	23,573
Finance and interest income	3,493	3,107	2,732	2,511	2,381	2,282	2,115	1,981	1,923	1,825
Research and development expenses	1,783	1,658	1,373	1,394	1,410	1,437	1,445	1,409	1,192	1,005
Selling, administrative and general expenses	3,551	3,455	3,098	2,791	2,868	3,266	3,558	3,369	3,143	2,926
Interest expense	1,466	1,204	899	764	680	664	741	783	759	811
Net income*	3,253	2,368	2,159	1,524	1,940	3,162	3,537	3,065	2,800	1,865
Return on net sales	9.3%	7.1%	8.3%	6.5%	7.5%	9.6%	10.1%	9.1%	9.5%	7.9%
Return on beginning Deere & Company stockholders’ equity	28.8%	24.8%	33.1%	22.6%	21.4%	30.8%	51.7%	45.1%	44.5%	38.7%
Comprehensive income*	2,081	3,222	3,221	627	994	2,072	5,416	2,171	2,502	2,079

Net income per share – basic*	$10.28	$7.34	$6.76	$4.83	$5.81	$8.71	$9.18	$7.72	$6.71	$4.40
– diluted*	10.15	7.24	6.68	4.81	5.77	8.63	9.09	7.63	6.63	4.35
Dividends declared per share	3.04	2.58	2.40	2.40	2.40	2.22	1.99	1.79	1.52	1.16
Dividends paid per share	2.97	2.49	2.40	2.40	2.40	2.13	1.94	1.74	1.41	1.14
Average number of common shares outstanding (in millions) – basic	316.5	322.6	319.5	315.2	333.6	363.0	385.3	397.1	417.4	424.0
– diluted	320.6	327.3	323.3	316.6	336.0	366.1	389.2	401.5	422.4	428.6

Total assets	$73,011	$70,108	$65,786	$57,918	$57,883	$61,267	$59,454	$56,193	$48,146	$43,186
Trade accounts and notes receivable – net	5,230	5,004	3,925	3,011	3,051	3,278	3,758	3,799	3,295	3,464
Financing receivables – net	29,195	27,054	25,104	23,702	24,809	27,422	25,633	22,159	19,924	17,682
Financing receivables securitized – net	4,383	4,022	4,159	5,127	4,835	4,602	4,153	3,618	2,905	2,238
Equipment on operating leases – net	7,567	7,165	6,594	5,902	4,970	4,016	3,152	2,528	2,150	1,936
Inventories	5,975	6,149	3,904	3,341	3,817	4,210	4,935	5,170	4,371	3,063
Property and equipment – net	5,973	5,868	5,068	5,171	5,181	5,578	5,467	5,012	4,352	3,791
Short-term borrowings:
Equipment operations	987	1,434	375	249	464	434	1,080	425	529	85
Financial services	9,797	9,628	9,660	6,662	7,961	7,584	7,707	5,966	6,307	5,239
Total	10,784	11,062	10,035	6,911	8,425	8,018	8,787	6,391	6,836	5,324
Short-term securitization borrowings:
Equipment operations	44	75
Financial services	4,277	3,882	4,119	4,998	4,585	4,553	4,103	3,569	2,773	2,204
Total	4,321	3,957	4,119	4,998	4,585	4,553	4,103	3,569	2,773	2,204
Long-term borrowings:
Equipment operations	5,415	4,714	5,491	4,565	4,439	4,619	4,845	5,418	3,155	3,316
Financial services	24,814	22,523	20,400	19,138	19,336	19,699	16,673	16,970	13,764	13,424
Total	30,229	27,237	25,891	23,703	23,775	24,318	21,518	22,388	16,919	16,740
Total Deere & Company stockholders’ equity	11,413	11,288	9,557	6,520	6,743	9,063	10,266	6,842	6,800	6,290

Book value per share*	$36.45	$35.45	$29.70	$20.71	$21.29	$26.23	$27.46	$17.64	$16.75	$14.90
Capital expenditures	$1,084	$969	$586	$668	$655	$1,004	$1,132	$1,360	$1,050	$795
Number of employees (at year end)	73,489	74,413	60,476	56,767	57,180	59,623	67,044	66,859	61,278	55,650

*     Attributable to Deere & Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Deere & Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the "Company") as of November 3, 2019 and October 28, 2018, the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholders' equity, and consolidated cash flows for each of the three years in the period ended November 3, 2019, and the related notes (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 3, 2019, and October 28, 2018, and the results of its operations and its cash flows for each of the three years in the period ended November 3, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 3, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 19, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sales Incentives — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The sales incentive accrual at November 3, 2019 was $2,033 million, of which $1,443 million is recorded within trade accounts and notes receivable – net and $590 million is recorded within accounts payable and accrued expenses. At the time a sale to a dealer is recognized, the Company records an estimate of the future sales incentive costs as a reduction to the sales price. These incentives may be based on a dealer’s purchase volume, or on retail sales incentive programs for allowances and financing programs that will be due when the dealer sells the equipment to a retail customer. The estimated cost of these programs is based on historical data, announced and expected incentive programs, field inventory levels and forecasted sales volumes. The final cost of these programs is determined at the end of the measurement period for volume-based incentives or when the dealer sells the equipment to the retail customer. This is due to numerous programs available at any particular time and new programs that may be announced after the company records the equipment sale. Changes in the mix and types of programs affect these estimates, which are reviewed quarterly. The estimation of the sales incentive accrual is impacted by many assumptions. One of the key assumptions is the predictive value of the historical percentage of sales incentive costs to retail sales from dealers.

We identified the sales incentive accrual as a critical audit matter because estimating sales incentive costs requires significant judgment by management and changes in historical percentage of sales incentive costs to retails sales from dealers could have a material impact on the sales incentive accrual. Auditing management’s assumptions about the predictive nature of historical sales incentive costs involves a high degree of auditor judgment and an increased extent of effort to evaluate the reasonableness of management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing management’s assumption that historical sales incentive costs are predictive of future incentive costs included the following, among others:

●	We tested the effectiveness of management’s controls over the assumptions used to estimate the sales incentive accrual.
●	We evaluated management’s ability to accurately forecast future incentive costs performing a retrospective review that involved comparing actual incentive costs to management’s historical forecasts.
●	We evaluated the reasonableness of management’s assumption that historical sales incentive costs are predictive of future incentive costs by:
●	Considering the impact of changes in the current economic conditions and competitive environment.
●	Testing the completeness of the population used in the calculation by inspecting a sample of incentive program communications to dealers to ensure all sales incentive programs offered were included in the calculation and by confirming sales incentive payments with a sample of dealers.
●	Comparing historical and current sales incentive costs in the following manner:
●	Type and number of programs
●	Geography
●	Program size and duration
●	Eligible products

Allowance for Credit Losses – Refer to Notes 2 and 13 to the financial statements

Critical Audit Matter Description

The allowance for credit losses as of November 3, 2019 was $222 million. The allowance for credit losses represents an estimate of the losses inherent in the Company’s receivable portfolio. The level of the allowance is based on many quantitative and qualitative factors, including historical net loss experience by product category, portfolio duration, delinquency trends, economic conditions in the Company’s major markets and geographies, commodity price trends, and credit risk quality. The Company has an established process to calculate a range of possible outcomes and determine the adequacy of the allowance. Historical receivable write-offs and recoveries are considered as part of the loss experience by product category. The adequacy of the allowance is assessed quarterly.

The allowance for credit losses specific to the revolving charge accounts portfolio of $3,943 million as of November 3, 2019 was $40 million. The assumptions used in evaluating the Company’s exposure to revolving credit losses involve estimates and require significant judgments, as no single statistic, measurement or assumption determines the adequacy of the allowance for credit losses for the revolving charge accounts portfolio. Additionally, the revolving charge accounts portfolio is more susceptible to losses as the loans within this portfolio are unsecured. Losses in this portfolio are expected to follow poor economic conditions prior to losses in the other portfolios. Losses in the revolving charge accounts portfolio could grow to material levels before the full extent of losses is observable in the historical loss data. Therefore, historical loss experience is not the sole predicting factor of anticipated losses. Consequently, qualitative factors (which consider overall economic conditions, the agricultural market, commodity price trends, and delinquency trends) are considered when adjusting historical loss experience for the purpose of determining the level of the allowance for credit losses for the revolving charge accounts portfolio.

We identified the allowance for credit losses specific to the revolving charge accounts portfolio as a critical audit matter because of the significant judgment required by management in determining these qualitative adjustments. Given the subjective nature and judgment applied by management to determine the allowance for credit losses related to the revolving charge accounts portfolio, auditing the allowance for credit losses required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the allowance for credit losses for the revolving charge accounts portfolio included the following:

●	We tested the effectiveness of controls over the determination of the allowance for credit losses for the revolving charge accounts portfolio, including the qualitative factors considered.
●	We evaluated the accuracy and relevance of the underlying historical data used in the Company’s model which included:
●	Historical write-off experience
●	Other historical loss metrics
●	Portfolio duration
●	Delinquency trends
●	Trends in non-performing loans
●	Trends in portfolio quality

●	We tested the computational accuracy of the Company’s model.
●	We evaluated the various qualitative adjustment factors considered in the Company’s determination of the allowance for credit losses. Our evaluation included:
●	Comparison of the qualitative factors used by the Company to source data provided by the Company and/or to externally available data

●	Consideration and evaluation of contradictory evidence
●	Consideration of specific revolving charge accounts portfolio delinquency trends within particular geographic locations
●	We evaluated management’s ability to accurately estimate the losses inherent in the revolving charge accounts portfolio by comparing management’s historical estimates to actual losses incurred.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois

December 19, 2019

We have served as the Company’s auditor since 1910.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Deere & Company:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Deere & Company and subsidiaries (the “Company”) as of November 3, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 3, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 3, 2019, of the Company and our report dated December 19, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

December 19, 2019

Index to Exhibits

2.1	Share and Asset Sale and Purchase Agreement, dated May 31, 2017, between Deere & Company and Wirtgen Group Holding GmbH (Exhibit 2.1 to Form 8-K of registrant dated June 1, 2017*)

2.2

Accession Agreement to the Share and Asset Sale and Purchase Agreement, dated November 24, 2017, between Wirtgen Group Holding GmbH as Seller, Deere & Company as Purchaser, and Purchaser’s Nominees: John Deere GmbH & Co. KG, John Deere Construction & Forestry Company, John Deere Asia (Singapore) Private Limited, John Deere Holding S.à r.L., John Deere India Private Limited, John Deere-Lanz Verwaltungs-GmbH, John Deere Proprietary Limited, WMT GmbH, and John Deere Technologies S.C.S.

2.3	First Amendment to the Share and Asset Sale and Purchase Agreement, dated November 24, 2017, between Deere & Company and Wirtgen Group Holding GmbH**

2.4

Second Amendment to the Share and Asset Sale and Purchase Agreement, dated December 1, 2017, between Wirtgen Group Holding GmbH as Seller, Deere & Company as Purchaser, and Purchaser’s Nominees: John Deere GmbH & Co. KG, John Deere Construction & Forestry Company, John Deere Asia (Singapore) Private Limited, John Deere Holding S.à r.L., John Deere India Private Limited, John Deere-Lanz Verwaltungs-GmbH, John Deere Proprietary Limited, WMT GmbH, and John Deere Technologies S.C.S.**

3.1	Certificate of incorporation (Exhibit 3.1 to Form 10-Q of registrant for the quarter ended July 28, 2019, Securities and Exchange Commission File Number 1-4121*)

3.2

Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

3.3	Bylaws, as amended (Exhibit 3.2 to Form 10-Q of registrant for the quarter ended January 27, 2019, Securities and Exchange Commission File Number 1-4121*)

4.1	Form of common stock certificate (Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

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

4.4	Description of Deere & Company’s Common Stock

4.5	Description of Deere & Company’s 8½% Debentures Due 2022

4.6	Description of Deere & Company’s 6.55% Debentures Due 2028

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

10.7	John Deere Short-Term Incentive Bonus Plan as amended February 25, 2015 (Appendix E to Proxy Statement of registrant filed January 14, 2015, Securities and Exchange Commission File Number 1-4121*)

10.8	John Deere Long-Term Incentive Cash Plan (Appendix C to Proxy Statement of registrant filed January 12, 2018, Securities and Exchange Commission File Number 1-4121*)

10.9	John Deere Omnibus Equity and Incentive Plan as amended February 25, 2015 (Appendix D to Proxy Statement of registrant filed January 14, 2015, Securities and Exchange Commission File Number 1-4121*)

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

10.20	Amended and Restated Change in Control Severance Program, effective May 29, 2018

10.21	Executive Incentive Award Recoupment Policy (Exhibit 10.9 to Form 10-Q of registrant for the quarter ended January 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.22

Asset Purchase Agreement dated October 29, 2001 between registrant and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.23

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.24

Factoring Agreement dated September 20, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

10.25

Receivables Purchase Agreement dated August 23, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

10.26

Joint Venture Agreement dated May 16, 1988 between registrant and Hitachi Construction Machinery Co., Ltd ((Exhibit 10.26 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.27

Marketing Profit Sharing Agreement dated January 1, 2002 between John Deere Construction and Forestry Equipment Company (also known as John Deere Construction & Forestry Company) and Hitachi Construction Machinery Holding U.S.A. Corporation (Exhibit 10.27 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.28

Integrated Marketing Agreement dated October 16, 2001 between registrant and Hitachi Construction Machinery Co. Ltd. (Exhibit 10.28 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.29

2023 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated April 1, 2019 (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended April 28, 2019, Securities and Exchange Commission File Number 1-4121*)

10.30

2024 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated April 1, 2019 (Exhibit 10.2 to Form 10-Q of registrant for the quarter ended April 28, 2019, Securities and Exchange Commission File Number 1-4121*)

21.	Subsidiaries

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

DEERE & COMPANY

By:	/s/ John C. May
John C. May
Chief Executive Officer, President and Director
(Principal Executive Officer)

Date: December 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Each person signing below also hereby appoints John C. May, Ryan D. Campbell, and Todd E. Davies, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Deere & Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title		Date

/s/ Samuel R. Allen	Chairman and Director	)	December 19, 2019
Samuel R. Allen		)
)
)
/s/ Ryan D. Campbell	Senior Vice President and	)
Ryan D. Campbell	Chief Financial Officer	)
	(Principal Financial Officer and Principal	)
Accounting Officer))
)
)
/s/ Vance D. Coffman	Director	)
Vance D. Coffman		)
)
)
/s/ Alan C. Heuberger	Director	)
Alan C. Heuberger		)
)
)
/s/ Charles O. Holliday, Jr.	Director	)
Charles O. Holliday, Jr.		)
)
)
/s/ Dipak C. Jain	Director	)
Dipak C. Jain		)
)
)
/s/ Michael O. Johanns	Director	)
Michael O. Johanns		)
)
)
/s/ Clayton M. Jones	Director	)
Clayton M. Jones		)
)

)
/s/ John C. May	Chief Executive Officer, President	)
John C. May	and Director	)
(Principal Executive Officer))
)
/s/ Gregory R. Page	Director	)
Gregory R. Page		)
)
)
/s/ Sherry M. Smith	Director	)
Sherry M. Smith		)
)
)
/s/ Dmitri L. Stockton	Director	)
Dmitri L. Stockton		)
)
)
/s/ Sheila G. Talton	Director	)
Sheila G. Talton		)
)
)