Form 10-Q
period 2020-02-02
DEERE & CO
filed 2020-02-27
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 2, 2020

or

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

Yes ☐ No ☒

At February 2, 2020, 313,619,999 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended February 2, 2020 and January 27, 2019
(In millions of dollars and shares except per share amounts) Unaudited
	2020	2019
Net Sales and Revenues
Net sales	$6,530	$6,941
Finance and interest income	896	815
Other income	205	228
Total	7,631	7,984

Costs and Expenses
Cost of sales	5,077	5,432
Research and development expenses	425	407
Selling, administrative and general expenses	809	764
Interest expense	336	353
Other operating expenses	415	351
Total	7,062	7,307

Income of Consolidated Group before Income Taxes	569	677
Provision for income taxes	50	184
Income of Consolidated Group	519	493
Equity in income (loss) of unconsolidated affiliates	(1)	7
Net Income	518	500
Less: Net income attributable to noncontrolling interests	1	2
Net Income Attributable to Deere & Company	$517	$498

Per Share Data
Basic	$1.65	$1.56
Diluted	$1.63	$1.54

Average Shares Outstanding
Basic	313.5	318.5
Diluted	317.2	322.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended February 2, 2020 and January 27, 2019
(In millions of dollars) Unaudited
	2020	2019

Net Income	$518	$500

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	230	20
Cumulative translation adjustment	43	(162)
Unrealized loss on derivatives		(9)
Unrealized gain on debt securities	5	8
Other Comprehensive Income (Loss), Net of Income Taxes	278	(143)

Comprehensive Income of Consolidated Group	796	357
Less: Comprehensive income attributable to noncontrolling interests	1	2
Comprehensive Income Attributable to Deere & Company	$795	$355

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	February 2	November 3	January 27
	2020	2019	2019
Assets
Cash and cash equivalents	$3,602	$3,857	$3,626
Marketable securities	609	581	523
Receivables from unconsolidated affiliates	38	46	36
Trade accounts and notes receivable – net	5,360	5,230	5,497
Financing receivables – net	27,294	29,195	25,150
Financing receivables securitized – net	4,478	4,383	4,563
Other receivables	1,367	1,487	1,651
Equipment on operating leases – net	7,504	7,567	6,904
Inventories	6,482	5,975	7,402
Property and equipment – net	5,900	5,973	5,785
Investments in unconsolidated affiliates	217	215	212
Goodwill	2,945	2,917	3,048
Other intangible assets – net	1,349	1,380	1,507
Retirement benefits	900	840	1,348
Deferred income taxes	1,414	1,466	834
Other assets	2,362	1,899	1,832
Total Assets	$71,821	$73,011	$69,918

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$10,008	$10,784	$10,738
Short-term securitization borrowings	4,416	4,321	4,464
Payables to unconsolidated affiliates	147	142	144
Accounts payable and accrued expenses	8,630	9,656	9,086
Deferred income taxes	491	495	525
Long-term borrowings	30,475	30,229	27,855
Retirement benefits and other liabilities	5,710	5,953	5,759
Total liabilities	59,877	61,580	58,571

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	14	14	14

Stockholders’ Equity
Common stock, $1 par value (issued shares at February 2, 2020 – 536,431,204)	4,675	4,642	4,512
Common stock in treasury	(17,549)	(17,474)	(16,422)
Retained earnings	30,129	29,852	27,816
Accumulated other comprehensive income (loss)	(5,329)	(5,607)	(4,578)
Total Deere & Company stockholders’ equity	11,926	11,413	11,328
Noncontrolling interests	4	4	5
Total stockholders’ equity	11,930	11,417	11,333
Total Liabilities and Stockholders’ Equity	$71,821	$73,011	$69,918

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Three Months Ended February 2, 2020 and January 27, 2019
(In millions of dollars) Unaudited
	2020	2019
Cash Flows from Operating Activities
Net income	$518	$500
Adjustments to reconcile net income to net cash used for operating activities:
Provision for credit losses	15	2
Provision for depreciation and amortization	538	503
Share-based compensation expense	19	20
Undistributed earnings of unconsolidated affiliates		(7)
Credit for deferred income taxes	(29)	(56)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	70	(507)
Inventories	(642)	(1,396)
Accounts payable and accrued expenses	(1,134)	(698)
Accrued income taxes payable/receivable	(53)	98
Retirement benefits	36	(4)
Other	154	(106)
Net cash used for operating activities	(508)	(1,651)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	5,664	5,496
Proceeds from maturities and sales of marketable securities	18	8
Proceeds from sales of equipment on operating leases	426	371
Cost of receivables acquired (excluding receivables related to sales)	(4,303)	(4,213)
Purchases of marketable securities	(34)	(32)
Purchases of property and equipment	(271)	(297)
Cost of equipment on operating leases acquired	(517)	(361)
Other	43	(3)
Net cash provided by investing activities	1,026	969

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(473)	476
Proceeds from long-term borrowings	1,702	2,211
Payments of long-term borrowings	(1,651)	(1,941)
Proceeds from issuance of common stock	53	51
Repurchases of common stock	(114)	(144)
Dividends paid	(242)	(220)
Other	(38)	(30)
Net cash provided by (used for) financing activities	(763)	403

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(1)	(13)

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(246)	(292)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,956	4,015
Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,710	$3,723

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three Months Ended February 2, 2020 and January 27, 2019
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Balance October 28, 2018	$11,291	$4,474	$(16,312)	$27,553	$(4,427)	$3	$14
ASU No. 2016-01 adoption				8	(8)
Net income	500			498		2
Other comprehensive loss	(143)				(143)
Repurchases of common stock	(144)		(144)
Treasury shares reissued	34		34
Dividends declared	(243)			(243)
Stock options and other	38	38
Balance January 27, 2019	$11,333	$4,512	$(16,422)	$27,816	$(4,578)	$5	$14

Balance November 3, 2019	$11,417	$4,642	$(17,474)	$29,852	$(5,607)	$4	$14
Net income	517			517			1
Other comprehensive income	278				278
Repurchases of common stock	(114)		(114)
Treasury shares reissued	39		39
Dividends declared	(239)			(239)			(1)
Stock options and other	32	33		(1)
Balance February 2, 2020	$11,930	$4,675	$(17,549)	$30,129	$(5,329)	$4	$14

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal year 2020 and 2019 were February 2, 2020 and January 27, 2019, respectively. Both periods contained 13 weeks.

Variable Interest Entities

The Company consolidates certain Variable Interest Entities (VIEs) related to retail note securitizations (see Note 12).

The Company also has an interest in a joint venture that manufactures construction equipment in Brazil for local and overseas markets. The joint venture is a VIE; however, the Company is not the primary beneficiary. Therefore, the entity’s financial results are not fully consolidated in the Company’s consolidated financial statements, but are included on the equity basis. The maximum exposure to loss was $19 million, $22 million, and $27 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively.

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

The Company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The Company transferred inventory to equipment on operating leases of approximately $112 million and $106 million in the first three months of 2020 and 2019, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $48 million and $33 million at February 2, 2020 and January 27, 2019, respectively.

The Company’s restricted cash held at February 2, 2020, November 3, 2019, January 27, 2019, and October 28, 2018 was as follows in millions of dollars:

	February 2	November 3	January 27	October 28
	2020	2019	2019	2018
Equipment operations	$21	$21	$10	$7
Financial services	87	78	87	104
Total	$108	$99	$97	$111

The equipment operations’ restricted cash relates to miscellaneous operational activities. The financial services restricted cash primarily relates to securitization of financing receivables (see Note 12). The restricted cash is recorded in “Other assets” in the consolidated balance sheet.

(3)  New Accounting Standards

New Accounting Standards Adopted

In the first quarter of 2020, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which supersedes Accounting Standards Codification (ASC) 840, Leases. This ASU was adopted using a modified-retrospective approach. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU did not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. The ASU adds new disclosures about the Company’s leasing activities. The Company elected the optional practical expedients to not reassess whether existing contracts contain leases, not reassess lease classification, and not reassess initial direct costs for existing leases. The Company did not elect the hindsight practical expedient. In addition, the Company elected to combine lease and non-lease components for all asset classes and to not recognize a right of use asset or lease liability for arrangements that qualify as short-term leases.

The operating lease liabilities are recorded in “Accounts payable and accrued expenses” and the operating lease right of use assets are recorded in “Other assets.” The finance lease liabilities are recorded in “Short-term borrowings” or “Long-term borrowings” based on the remaining lease term, and the finance lease right of use assets are recorded in “Property and equipment - net.” In addition to the lease liabilities and right of use assets, land use rights were reclassified from “Other intangible assets - net” to “Other assets” and finance lease liabilities were reclassified from “Accounts payable and accrued expenses” to “Short-term borrowings” and “Long-term borrowings.” The effect of adopting the ASU on the consolidated balance sheet follows in millions of dollars:

	November 3, 2019	Cumulative Effect from Adoption	November 4, 2019
Assets
Other intangible assets - net	$1,380	$(23)	$1,357
Other assets	1,899	402	2,301
Liabilities
Short-term borrowings	$10,784	$11	$10,795
Accounts payable and accrued expenses	9,656	348	10,004
Long-term borrowings	30,229	20	30,249

The Company implemented a new system for lessee accounting with new processes and controls at the time of adopting the ASU. The adoption did not have a material effect on the Company’s operating results or cash flows. See Note 15 for additional information.

The Company also adopted the following standards in the first quarter of 2020, none of which had a material effect on the Company’s consolidated financial statements:

Accounting Standards Updates

2017-08	Premium Amortization on Purchased Callable Debt Securities, which amends ASC 310-20, Receivables – Nonrefundable Fees and Other Costs
2018-07	Improvements to Nonemployee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation
2019-04

Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The adoption was for clarifications to ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities

New Accounting Standards to be Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss to an expected loss methodology. The ASU affects receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. The effective date will be the first quarter of fiscal year 2021. The ASU will be adopted using a modified-retrospective approach. The Company is developing models to estimate expected credit losses, assessing appropriate assumptions, designing new procedures and controls, and evaluating the potential effects on the consolidated financial statements.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The effective dates for the separate portions of the ASU and the expected effect on the consolidated financial statements are as follows for the portions that have not yet been adopted: (1) clarifications to ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, is the first quarter of fiscal year 2021, which is under evaluation, and (2) clarifications to ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities is the first quarter of fiscal year 2021, which will not have a material effect on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes. This ASU simplifies the accounting for income taxes by modifying the treatment of intraperiod tax allocation in certain circumstances, eliminating an exception to recognizing deferred tax liabilities for outside basis differences for foreign equity method investments and foreign subsidiaries when ownership or control changes, and modifying interim period tax calculations when a loss is forecast. In addition, the ASU also provides guidance for the accounting of a franchise tax that is partially based on income, requires that enacted changes in tax laws or rates be included in the annual effective rate determination in the period that includes the enactment date, and clarifies the tax accounting of a step up in tax basis of goodwill. The effective date will be the first quarter of fiscal year 2022, with early adoption permitted. The guidance related to the foreign equity method investments, foreign subsidiaries, and franchise taxes will be adopted using a modified-retrospective approach. The remaining provisions will be adopted prospectively. The adoption is not expected to have a material effect on the Company’s consolidated financial statements.

(4)  Revenue Recognition

The Company’s revenue by primary geographical market, major product line, and timing of revenue recognition in millions of dollars follow:

	Three Months Ended February 2, 2020
	Agriculture and Turf	Construction and Forestry	Financial Services	Total
Primary geographical markets:
United States	$2,500	$1,020	$643	$4,163
Canada	138	172	156	466
Western Europe	778	339	22	1,139
Central Europe and CIS	220	159	10	389
Latin America	455	159	66	680
Asia, Africa, Australia, New Zealand, and Middle East	504	256	34	794
Total	$4,595	$2,105	$931	$7,631

Major product lines:
Large Agriculture	$2,139			$2,139
Small Agriculture	1,765			1,765
Turf	468			468
Construction		$841		841
Compact Construction		288		288
Roadbuilding		605		605
Forestry		274		274
Financial Products	27	7	$931	965
Other	196	90		286
Total	$4,595	$2,105	$931	$7,631

Timing of revenue recognition:
Revenue recognized at a point in time	$4,540	$2,079	$26	$6,645
Revenue recognized over time	55	26	905	986
Total	$4,595	$2,105	$931	$7,631

	Three Months Ended January 27, 2019
	Agriculture and Turf	Construction and Forestry	Financial Services	Total
Primary geographical markets:
United States	$2,628	$1,163	$575	$4,366
Canada	172	248	157	577
Western Europe	848	337	20	1,205
Central Europe and CIS	148	171	9	328
Latin America	548	150	64	762
Asia, Africa, Australia, New Zealand, and Middle East	453	263	30	746
Total	$4,797	$2,332	$855	$7,984

Major product lines:
Large Agriculture	$2,167			$2,167
Small Agriculture	1,808			1,808
Turf	506			506
Construction		$1,009		1,009
Compact Construction		265		265
Roadbuilding		598		598
Forestry		352		352
Financial Products	20	6	$855	881
Other	296	102		398
Total	$4,797	$2,332	$855	$7,984

Timing of revenue recognition:
Revenue recognized at a point in time	$4,755	$2,313		$7,068
Revenue recognized over time	42	19	$855	916
Total	$4,797	$2,332	$855	$7,984

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

Turf – Includes net sales of turf and utility equipment, including riding lawn equipment and walk-behind mowers, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements, other outdoor power products, and related attachments and service parts.

Construction – Includes net sales of a broad range of machines used in construction, earthmoving, and material handling, including backhoe loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, motor graders, articulated dump trucks, and related attachments and service parts.

Compact Construction – Includes net sales of smaller construction equipment, including compact excavators, compact track loaders, compact wheel loaders, skid steers, landscape loaders, and related attachments and service parts.

Roadbuilding – Includes net sales of equipment used in roadbuilding and renovation, including milling machines, recyclers, slipform pavers, surface miners, asphalt pavers, compactors, tandem and static rollers, mobile crushers and screens, mobile and stationary asphalt plants, and related attachments and service parts.

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

The Company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These items are primarily for premiums for extended warranties, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses” in the consolidated balance sheet. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 16, was $1,070 million, $1,010 million, and $956 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively. The contract liability is reduced as the revenue is recognized. During the three months ended February 2, 2020 and January 27, 2019, $181 million and $156 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year.

The Company entered into contracts with customers to deliver equipment and services that have not been recognized at February 2, 2020 because the equipment or services have not been provided. These contracts primarily relate to extended warranty and certain precision guidance and telematic services. The amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $887 million at February 2, 2020. The estimated revenue to be recognized by fiscal year follows in millions of dollars: remainder of 2020 - $275, 2021 - $274, 2022 - $182, 2023 - $101, 2024 - $42, and later years - $13. The Company discloses unsatisfied performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are generally for sales to dealers and end customers for equipment, service parts, repair services, and certain telematics services.

(5)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Debt Securities	Income (Loss)
Balance October 28, 2018	$(3,237)	$(1,203)	$15	$(2)	$(4,427)
ASU No. 2016-01 adoption				(8)	(8)
Other comprehensive income (loss) items before reclassification	1	(162)	(7)	8	(160)
Amounts reclassified from accumulated other comprehensive income	19		(2)		17
Net current period other comprehensive income (loss)	20	(162)	(9)	8	(143)
Balance January 27, 2019	$(3,217)	$(1,365)	$6	$(2)	$(4,578)

Balance November 3, 2019	$(3,915)	$(1,651)	$(60)	$19	$(5,607)
Other comprehensive income (loss) items before reclassification	186	43	(1)	5	233
Amounts reclassified from accumulated other comprehensive income	44		1		45
Net current period other comprehensive income (loss)	230	43		5	278
Balance February 2, 2020	$(3,685)	$(1,608)	$(60)	$24	$(5,329)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended February 2, 2020	Amount	Credit	Amount
Cumulative translation adjustment	$43		$43
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(2)	$1	(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2	(1)	1
Net unrealized gain (loss) on derivatives
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	6	(1)	5
Net unrealized gain (loss) on debt securities	6	(1)	5
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	1		1
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	62	(26)	36
Prior service (credit) cost	3	(1)	2
Settlements	3	(1)	2
OPEB
Net actuarial gain (loss)	245	(60)	185
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	7	(2)	5
Prior service (credit) cost	(1)		(1)
Net unrealized gain (loss) on retirement benefits adjustment	320	(90)	230
Total other comprehensive income (loss)	$369	$(91)	$278

(continued)

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 27, 2019	Amount	Credit	Amount
Cumulative translation adjustment	$(162)		$(162)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(9)	$2	(7)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(2)		(2)
Net unrealized gain (loss) on derivatives	(11)	2	(9)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	10	(2)	8
Net unrealized gain (loss) on debt securities	10	(2)	8
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	1		1
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	35	(8)	27
Prior service (credit) cost	3	(1)	2
OPEB
Reclassification to other operating expense through amortization of: *
Actuarial (gain) loss	5	(1)	4
Prior service (credit) cost	(18)	4	(14)
Net unrealized gain (loss) on retirement benefits adjustment	26	(6)	20
Total other comprehensive income (loss)	$(137)	$(6)	$(143)

* These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

In the first quarter of 2020 and 2019, the noncontrolling interests’ comprehensive income was $1 million and $2 million, respectively, which consisted of net income.

(6)  Dividends Declared and Paid

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended
	February 2	January 27
	2020	2019
Dividends declared	$.76	$.76
Dividends paid	$.76	$.69

(7)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended
	February 2	January 27
	2020	2019
Net income attributable to Deere & Company	$517	$498
Average shares outstanding	313.5	318.5
Basic per share	$1.65	$1.56

Average shares outstanding	313.5	318.5
Effect of dilutive share-based compensation	3.7	4.2
Total potential shares outstanding	317.2	322.7
Diluted per share	$1.63	$1.54

During the first quarter of 2020 and 2019, .2 million and .6 million shares, respectively, were excluded from the computation because the incremental shares would have been antidilutive.

(8)  Pension and Other Postretirement Benefits

The Company has several defined benefit pension plans and postretirement benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended
	February 2	January 27
	2020	2019
Service cost	$84	$66
Interest cost	87	111
Expected return on plan assets	(205)	(200)
Amortization of actuarial loss	62	35
Amortization of prior service cost	3	3
Settlements	3
Net cost	$34	$15

The worldwide components of net periodic OPEB cost consisted of the following in millions of dollars:

	Three Months Ended
	February 2	January 27
	2020	2019
Service cost	$12	$10
Interest cost	37	54
Expected return on plan assets	(12)	(9)
Amortization of actuarial loss	7	5
Amortization of prior service credit	(1)	(18)
Curtailments	21
Net cost	$64	$42

The components of net periodic pension and OPEB costs excluding the service cost component are included in the line item “Other operating expenses” in the statement of consolidated income.

In the first quarter of 2020, the Company remeasured the U.S. OPEB health care plans. The wage plan was remeasured due to the U.S. enactment of the Setting Every Community Up for Retirement Enhancement Act (SECURE Act) that repealed the health insurance provider fee effective in 2021. The salary plans were remeasured due to the U.S. voluntary employee-separation program (see Note 20), which resulted in a $21 million curtailment loss. The combined effect of the remeasurements was to reduce the benefit obligation by $245 million.

During the first three months of 2020, the Company contributed approximately $24 million to its pension plans and $43 million to its OPEB plans. The Company presently anticipates contributing an additional $68 million to its pension plans and $397 million to its OPEB plans during the remainder of fiscal year 2020. The anticipated OPEB contributions include a voluntary $300 million in the fourth quarter to a U.S. plan, which will increase plan assets. These pension and remaining OPEB contributions primarily include direct benefit payments from Company funds.

(9)  Income Taxes

The lower effective tax rate in the first quarter of 2020 primarily resulted from two discrete items. In January 2020, the Company changed the corporate structure of two foreign holding subsidiaries to be indirect branches of Deere & Company. The change in tax status generated a capital loss that will be carried back in the Company’s U.S. income tax return resulting in a $43 million benefit. In addition, a discrete benefit of $24 million was recognized for the excess tax benefits related to vesting or exercise of share-based compensation awards.

The Company’s unrecognized tax benefits at February 2, 2020 were $557 million, compared to $553 million at November 3, 2019. The liability at February 2, 2020, November 3, 2019, and January 27, 2019 consisted of approximately $105 million, $153 million, and $143 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first three months of 2020 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(10)  Segment Reporting

Worldwide net sales and revenues, operating profit, and identifiable assets by segment in millions of dollars follow:

	Three Months Ended
	February 2	January 27%
	2020	2019	Change
Net sales and revenues:
Agriculture and turf	$4,486	$4,681	-4
Construction and forestry	2,044	2,260	-10
Total net sales	6,530	6,941	-6
Financial services	931	855	+9
Other revenues	170	188	-10
Total net sales and revenues	$7,631	$7,984	-4
Operating profit: *
Agriculture and turf	$373	$348	+7
Construction and forestry	93	229	-59
Financial services	179	192	-7
Total operating profit	645	769	-16
Reconciling items **	(78)	(87)	-10
Income taxes	(50)	(184)	-73
Net income attributable to Deere & Company	$517	$498	+4

Intersegment sales and revenues:
Agriculture and turf net sales	$7	$9	-22
Construction and forestry net sales		1
Financial services	67	72	-7

Equipment operations outside the U.S. and Canada:
Net sales	$2,780	$2,818	-1
Operating profit	225	176	+28

	February 2	November 3
	2020	2019
Identifiable assets:
Agriculture and turf	$10,817	$10,379	+4
Construction and forestry	9,376	9,387
Financial services	47,279	48,483	-2
Corporate	4,349	4,762	-9
Total assets	$71,821	$73,011	-2

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

(11)  Financing Receivables

Past due balances of financing receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing financing receivables represent loans for which the Company has ceased accruing finance income. The Company ceases accruing finance income when these receivables are generally 90 days delinquent. Generally, when receivables are 120 days delinquent the estimated uncollectible amount, after charging the dealer’s withholding account, if any, is written off to the allowance for credit losses. Finance income for non-performing receivables is recognized on a cash basis. Accrual of finance income is generally resumed when the receivable becomes contractually current and collections are reasonably assured.

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	February 2, 2020
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$150	$65	$3	$218
Construction and forestry	96	36	19	151
Other:
Agriculture and turf	66	21	1	88
Construction and forestry	29	11		40
Total	$341	$133	$23	$497

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$218	$283	$18,514	$19,015
Construction and forestry	151	131	3,488	3,770
Other:
Agriculture and turf	88	100	7,457	7,645
Construction and forestry	40	28	1,431	1,499
Total	$497	$542	$30,890	31,929
Less allowance for credit losses				157
Total financing receivables – net				$31,772

	November 3, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$138	$73	$1	$212
Construction and forestry	79	29	4	112
Other:
Agriculture and turf	39	19	1	59
Construction and forestry	26	7		33
Total	$282	$128	$6	$416

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$212	$268	$18,931	$19,411
Construction and forestry	112	127	3,450	3,689
Other:
Agriculture and turf	59	28	8,986	9,073
Construction and forestry	33	26	1,496	1,555
Total	$416	$449	$32,863	33,728
Less allowance for credit losses				150
Total financing receivables – net				$33,578

	January 27, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$162	$63	$1	$226
Construction and forestry	102	47	1	150
Other:
Agriculture and turf	65	23	1	89
Construction and forestry	16	8		24
Total	$345	$141	$3	$489

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$226	$296	$17,408	$17,930
Construction and forestry	150	107	3,092	3,349
Other:
Agriculture and turf	89	28	7,213	7,330
Construction and forestry	24	10	1,247	1,281
Total	$489	$441	$28,960	29,890
Less allowance for credit losses				177
Total financing receivables – net				$29,713

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended February 2, 2020
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$89	$40	$21	$150
Provision (credit)	15	(1)	7	21
Write-offs	(17)	(7)	(1)	(25)
Recoveries	2	8		10
Translation adjustments	(1)		2	1
End of period balance *	$88	$40	$29	$157

Financing receivables:
End of period balance	$22,785	$2,733	$6,411	$31,929
Balance individually evaluated **	$170		$86	$256

	Three Months Ended January 27, 2019
		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Allowance:
Beginning of period balance	$113	$43	$22	$178
Provision (credit)	6	(1)	2	7
Write-offs	(11)	(4)	(1)	(16)
Recoveries	4	5		9
Translation adjustments	(1)			(1)
End of period balance *	$111	$43	$23	$177

Financing receivables:
End of period balance	$21,279	$2,737	$5,874	$29,890
Balance individually evaluated **	$118	$2	$13	$133

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
February 2, 2020*
Receivables with specific allowance ***	$117	$116	$22	$119
Receivables without a specific allowance **	31	30		32
Total	$148	$146	$22	$151
Agriculture and turf	$120	$120	$17	$123
Construction and forestry	$28	$26	$5	$28

November 3, 2019*
Receivables with specific allowance **	$40	$39	$13	$40
Receivables without a specific allowance **	32	31		37
Total	$72	$70	$13	$77
Agriculture and turf	$49	$48	$8	$52
Construction and forestry	$23	$22	$5	$25

January 27, 2019*
Receivables with specific allowance **	$30	$30	$12	$30
Receivables without a specific allowance **	36	34		36
Total	$66	$64	$12	$66
Agriculture and turf	$49	$48	$9	$49
Construction and forestry	$17	$16	$3	$17

*   Finance income recognized was not material.

**  Primarily retail notes.

***   Primarily retail notes and wholesale receivables.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first three months of 2020, the Company identified 88 receivable contracts, primarily wholesale receivables in Argentina, as troubled debt restructurings with aggregate balances of $85 million pre-modification and $74 million post-modification. During the first three months of 2019, there were 70 financing receivable contracts, primarily retail notes, identified as troubled debt restructurings with aggregate balances of $2 million pre-modification and $2 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At February 2, 2020, the Company had commitments to lend approximately $14 million to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,490 million, $2,895 million, and $2,137 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,442 million, $2,847 million, and $2,092 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $638 million, $491 million, and $790 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $609 million, $465 million, and $743 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,441 million, $1,079 million, and $1,745 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,370 million, $1,015 million, and $1,632 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

February 2, 2020
Carrying value of liabilities	$1,370
Maximum exposure to loss	1,441

The total assets of unconsolidated VIEs related to securitizations were approximately $41 billion.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	February 2	November 3	January 27
	2020	2019	2019
Financing receivables securitized (retail notes)	$4,487	$4,395	$4,573
Allowance for credit losses	(9)	(12)	(10)
Other assets	91	82	109
Total restricted securitized assets	$4,569	$4,465	$4,672

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	February 2	November 3	January 27
	2020	2019	2019
Short-term securitization borrowings	$4,416	$4,321	$4,464
Accrued interest on borrowings	5	6	3
Total liabilities related to restricted securitized assets	$4,421	$4,327	$4,467

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At February 2, 2020, the maximum remaining term of all securitized retail notes was approximately seven years.

(13)  Inventories

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	February 2	November 3	January 27
	2020	2019	2019
Raw materials and supplies	$2,311	$2,285	$2,506
Work-in-process	818	747	1,026
Finished goods and parts	4,946	4,613	5,693
Total FIFO value	8,075	7,645	9,225
Less adjustment to LIFO value	1,593	1,670	1,823
Inventories	$6,482	$5,975	$7,402

(14)  Goodwill and Other Intangible Assets-Net

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Goodwill at October 28, 2018	$583	$2,518	$3,101
Translation adjustments and other	2	(55)	(53)
Goodwill at January 27, 2019	$585	$2,463	$3,048

Goodwill at November 3, 2019	$574	$2,343	$2,917
Translation adjustments and other	(3)	31	28
Goodwill at February 2, 2020	$571	$2,374	$2,945

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	February 2	November 3	January 27
	2020	2019	2019
Amortized intangible assets:
Customer lists and relationships	$517	$511	$538
Technology, patents, trademarks, and other	1,013	1,028	1,053
Total at cost	1,530	1,539	1,591
Less accumulated amortization *	304	282	207
Total	1,226	1,257	1,384
Unamortized intangible assets:
In-process research and development	123	123	123
Other intangible assets – net	$1,349	$1,380	$1,507

*   Accumulated amortization at February 2, 2020, November 3, 2019, and January 27, 2019 for customer lists and relationships totaled $86 million, $77 million, and $54 million and technology, patents, trademarks, and other totaled $218 million, $205 million, and $153 million, respectively.

The amortization of other intangible assets in the first quarter of 2020 and 2019 was $25 million and $27 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2020 – $77, 2021 – $101, 2022 – $100, 2023 – $98, and 2024 – $96.

(15)  Leases

The Company is both a lessee and a lessor. The Company leases for its own use, under leases with expected use periods generally ranging from less than one year to 20 years, primarily warehouse facilities, office space, production equipment, information technology equipment, and vehicles. The Company’s financial services segment leases to users equipment produced or sold by the Company. These leases are usually written for periods of less than one year to seven years.

The Company determines if an arrangement is or contains a lease at the contract inception.

Lessee

The Company recognizes on the balance sheet a lease liability and a right of use asset for leases with a term greater than 12 months for both operating and finance leases.

The amounts of the lease liability and right of use asset are determined at lease commencement and are based on the present value of the lease payments over the lease term. The lease payments are discounted using the Company’s incremental borrowing rate since the rate implicit in the lease is generally not readily determinable. The Company determines the incremental borrowing rate for each lease based primarily on the lease term and the economic environment of the country where the asset will be used, adjusted as if the borrowings were collateralized. Leases with contractual periods greater than 12 months and that do not meet the finance lease criteria are classified as operating leases.

Certain real estate leases contain one or more options to terminate or renew, with terms that can generally extend the lease term from one to 10 years. Options that the Company is reasonably certain to exercise are included in the lease term.

The Company has elected to combine lease and non-lease components, such as maintenance and utilities costs included in a lease contract, for all asset classes. Leases with an initial term of 12 months or less are expensed on a straight-line basis over the lease term and recorded in short-term lease expense. Variable lease expense primarily includes warehouse facilities leases with payments based on utilization exceeding contractual minimum amounts and leases with payments indexed to inflation when the index changes after lease commencement.

The lease expense by type consisted of the following in millions of dollars:

Three Months Ended
February 2, 2020
Operating lease expense	$32
Short-term lease expense	4
Variable lease expense	10
Finance lease depreciation expense	5
Total lease expense	$51

Operating and finance lease right of use assets and liabilities follow in millions of dollars:

February 2, 2020
Operating leases
Other assets	$376
Accounts payable and accrued expenses	361

Finance leases
Property and equipment — net	$37

Short-term borrowings	12
Long-term borrowings	23
Total finance lease liabilities	$35

The weighted-average remaining lease term in years and discount rates follows:

February 2, 2020
Weighted-average remaining lease terms
Operating leases	7
Finance leases	3
Weighted-average discount rate
Operating leases	2.5%
Finance leases	3.2%

Lease payment amounts in each of the next five years at February 2, 2020 follow in millions of dollars:

	Operating	Finance
February 2, 2020	Leases	Leases
Remainder of 2020	$93	$12
2021	80	11
2022	69	8
2023	53	3
2024	38	2
2025	19
Later years	33	1
Total lease payments	385	37
Less imputed interest	24	2
Total lease liabilities	$361	$35

Future minimum lease payments under the previous lease standard for operating and finance leases at November 3, 2019 follow in millions of dollars:

	Operating	Capital
November 3, 2019	Leases	Leases
2020	$111	$12
2021	77	10
2022	56	6
2023	39	2
2024	28	1
Later years	26	1
Total minimum lease payments	$337	$32

Cash paid for amounts included in the measurement of lease liabilities:

Three Months Ended
February 2, 2020
Operating cash flows from operating leases	$30
Financing cash flows from finance leases	5

Right of use assets obtained in exchange for lease liabilities:

Three Months Ended
February 2, 2020
Operating leases	$16
Finance leases	9

Lessor

The Company leases equipment manufactured or sold by the Company and a limited amount of non-Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in “Financing receivables - net” on the consolidated balance sheet. Operating leases are reported in “Equipment on operating leases - net” on the consolidated balance sheet.

Leases offered by the Company may include early termination and renewal options. At the end of a lease, the lessee generally has the option to purchase the underlying equipment for a fixed price or return it to the dealer. If the equipment is returned to the dealer, the dealer also has the option to purchase the equipment or return it to the Company for remarketing.

The Company estimates the residual values for operating leases at lease inception based on several factors, including lease term, expected hours of usage, historical wholesale sale prices, return experience, intended use of the equipment, market dynamics and trends, and dealer residual guarantees. The Company reviews residual value estimates during the lease term and tests the carrying value of its operating lease assets for impairment when events or circumstances necessitate. The depreciation is adjusted on a straight-line basis over the remaining lease term if residual value estimates decline. Lease agreements include usage limits and specifications on machine condition, which allow the Company to assess lessees for excess use or damages to the underlying equipment.

The Company has elected to combine lease and nonlease components. The nonlease components primarily relate to preventative maintenance and extended warranty agreements financed by the retail customer. The Company has also elected to report consideration related to sales and value added taxes net of the related tax expense. Property taxes on leased assets are recorded on a gross basis in “Finance and interest income” and “Other operating expenses” on the statement of consolidated income. Variable lease revenues primarily relate to property taxes on leased assets in certain markets and late fees.

Lease revenues earned by the Company were as follows in millions of dollars:

Three Months Ended
February 2, 2020
Sales-type and direct finance lease revenues	$36
Operating lease revenues	374
Variable lease revenues	5
Total lease revenues	$415

At the time of accepting a lease that qualifies as a sales-type or direct financing lease, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment, and unearned finance income. The unearned finance income is recognized as revenue over the lease term using the interest method.

Sales-type and direct financing lease receivables by product category were as follows in millions of dollars:

	February 2	November 3
	2020	2019
Agriculture and turf	$863	$897
Construction and forestry	1,007	1,033
Total	1,870	1,930
Guaranteed residual values	152	232
Unguaranteed residual values	98	101
Less unearned finance income	209	212
Financing leases receivables	$1,911	$2,051

Scheduled payments, including guaranteed residual values, on sales-type and direct financing lease receivables at February 2, 2020 follow in millions of dollars:

February 2
2020
Due in:
Remainder of 2020	$732
2021	614
2022	380
2023	188
2024	86
2025	18
Later years	4
Total	$2,022

Scheduled payments on financing lease receivables under the previous lease standard at November 3, 2019 follow in millions of dollars:

November 3
2019
Due in:
2020	$833
2021	557
2022	321
2023	153
2024	53
Later years	13
Total	$1,930

Lease payments from operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the terms of the leases.

The cost of equipment on operating leases by product category was as follows in millions of dollars:

	February 2	November 3
	2020	2019
Agriculture and turf	$7,260	$7,257
Construction and forestry	2,163	2,165
Total	9,423	9,422
Less accumulated depreciation	1,919	1,855
Equipment on operating leases - net	$7,504	$7,567

The total operating lease residual values at February 2, 2020 and November 3, 2019 were $5,299 million and $5,259 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $652 million and $647 million at February 2, 2020 and November 3, 2019, respectively.

Lease payments for equipment on operating leases at February 2, 2020 were scheduled as follows in millions of dollars:

February 2
2020
Due in:
Remainder of 2020	$948
2021	871
2022	513
2023	248
2024	80
2025	3
Total	$2,663

Rental payments for equipment on operating leases under the previous lease standard at November 3, 2019 were scheduled as follows in millions of dollars:

November 3
2019
Due in:
2020	$1,086
2021	759
2022	419
2023	193
2024	41
Total	$2,498

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. The matured operating lease inventory balances at February 2, 2020 and November 3, 2019 were $130 million and $163 million, respectively.

(16)  Commitments and Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $588 million and $514 million at February 2, 2020 and January 27, 2019, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended
	February 2	January 27
	2020	2019
Beginning of period balance	$1,800	$1,652
Payments	(230)	(228)
Amortization of premiums received	(59)	(54)
Accruals for warranties	222	253
Premiums received	65	65
Foreign exchange	(6)	(1)
End of period balance	$1,792	$1,687

At February 2, 2020, the Company had approximately $360 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At February 2, 2020, the Company had accrued losses of approximately $14 million under these agreements. The maximum remaining term of the receivables guaranteed at February 2, 2020 was approximately seven years.

At February 2, 2020, the Company had commitments of approximately $264 million for the construction and acquisition of property and equipment. Also, at February 2, 2020, the Company had restricted assets of $83 million, primarily as collateral for borrowings and restricted other assets. See Note 12 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $50 million at February 2, 2020. The accrued liability for these contingencies was not material at February 2, 2020.

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

(17)  Fair Value Measurements

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

The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	February 2, 2020		November 3, 2019		January 27, 2019
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables – net:
Equipment operations	$130	$123	$65	$61	$102	$99
Financial services	27,164	27,177	29,130	29,106	25,048	24,900
Total	$27,294	$27,300	$29,195	$29,167	$25,150	$24,999

Financing receivables securitized – net:
Equipment operations	$42	$40	$44	$43	$67	$65
Financial services	4,436	4,464	4,339	4,362	4,496	4,454
Total	$4,478	$4,504	$4,383	$4,405	$4,563	$4,519

Short-term securitization borrowings:
Equipment operations	$42	$42	$44	$45	$67	$67
Financial services	4,374	4,403	4,277	4,302	4,397	4,391
Total	$4,416	$4,445	$4,321	$4,347	$4,464	$4,458

Long-term borrowings due within one year: **
Equipment operations	$567	$567	$642	$645	$928	$937
Financial services	6,638	6,650	6,786	6,788	5,198	5,186
Total	$7,205	$7,217	$7,428	$7,433	$6,126	$6,123

Long-term borrowings: **
Equipment operations	$5,544	$6,403	$5,415	$6,138	$4,712	$4,989
Financial services	24,908	25,299	24,814	25,122	23,143	23,217
Total	$30,452	$31,702	$30,229	$31,260	$27,855	$28,206

* Fair value measurements above were Level 3 for all financing receivables, Level 3 for equipment operations short-term securitization borrowings, and Level 2 for all other borrowings.

** Carrying values exclude finance lease liabilities that are presented as borrowings beginning in 2020 (see Notes 3 and 15).

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow*:

	February 2	November 3	January 27
	2020	2019	2019
Level 1:
Marketable securities
International equity securities ***	$3
Equity fund ***	62	$59	$51
U.S. government debt securities	52	50	44
Total Level 1 marketable securities	117	109	95

Level 2:
Marketable securities
U.S. government debt securities	87	81	76
Municipal debt securities	62	60	51
Corporate debt securities	173	165	141
International debt securities	4	5	9
Mortgage-backed securities**	165	160	145
Total Level 2 marketable securities	491	471	422
Other assets
Derivatives:
Interest rate contracts	443	363	76
Foreign exchange contracts	37	20	59
Cross-currency interest rate contracts	1	1	3
Total Level 2 other assets	481	384	138
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	57	65	232
Foreign exchange contracts	40	71	64
Cross-currency interest rate contracts	4	3	2
Total Level 2 accounts payable and accrued expenses	101	139	298

Level 3:
Marketable securities
International debt securities	1	1	6

* Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds and time deposits.

**  Primarily issued by U.S. government sponsored enterprises.

***During the first quarter of 2020 and 2019 net unrealized gains on equity securities recorded in “Other income” were $6 million and none, respectively.

The contractual maturities of debt securities at February 2, 2020 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$28	$24
Due after one through five years	96	99
Due after five through 10 years	96	103
Due after 10 years	143	153
Mortgage-backed securities	159	165
Debt securities	$522	$544

Fair value, recurring Level 3 measurements from available-for-sale marketable securities in millions of dollars follow:

	Three Months Ended
	February 2	January 27
	2020	2019
Beginning of period balance	$1	$8
Principal payments		(3)
Other		1
End of period balance	$1	$6

Fair value, nonrecurring Level 3 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended
	February 2	November 3	January 27	February 2	January 27
	2020	2019	2019	2020	2019
Equipment on operating leases – net		$855
Other assets		$142

*  See financing receivables with specific allowances in Note 11. Losses were not significant.

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

(18)  Derivative Instruments

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

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at February 2, 2020, November 3, 2019, and January 27, 2019 were $2,900 million, $3,150 million, and $2,800 million, respectively. Fair value gains or losses on cash flow hedges were recorded in OCI and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at February 2, 2020 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $9 million after-tax. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at February 2, 2020, November 3, 2019, and January 27, 2019 were $9,424 million, $8,717 million, and $8,622 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships in millions of dollars follow:

		Cumulative Increase (Decrease) of Fair
		Value Hedging Adjustments Included in
		the Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
	Hedged Item	Relationships	Relationships	Total
February 2, 2020
Long-term borrowings due within one year*	$220	$(1)	$(5)	$(6)
Long-term borrowings	9,521	379	(21)	358

November 3, 2019
Long-term borrowings due within one year*	$412	$(1)	$(4)	$(5)
Long-term borrowings	8,532	295	(32)	263

January 27, 2019
Long-term borrowings due within one year*	$192	$1	$(4)	$(3)
Long-term borrowings	8,177	(179)	(41)	(220)

* Presented in short-term borrowings

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings, purchases or sales of inventory, and below market retail financing programs. The total notional amounts of these interest rate swaps at February 2, 2020, November 3, 2019, and January 27, 2019 were $9,102 million, $9,166 million, and $8,225 million, the foreign exchange contracts were $5,249 million, $4,962 million, and $6,500 million, and the cross-currency interest rate contracts were $102 million, $92 million, and $87 million, respectively. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	February 2	November 3	January 27
Other Assets	2020	2019	2019
Designated as hedging instruments:
Interest rate contracts	$409	$332	$47
Total designated	409	332	47

Not designated as hedging instruments:
Interest rate contracts	34	31	29
Foreign exchange contracts	37	20	59
Cross-currency interest rate contracts	1	1	3
Total not designated	72	52	91

Total derivative assets	$481	$384	$138

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$17	$28	$205
Total designated	17	28	205

Not designated as hedging instruments:
Interest rate contracts	40	37	27
Foreign exchange contracts	40	71	64
Cross-currency interest rate contracts	4	3	2
Total not designated	84	111	93

Total derivative liabilities	$101	$139	$298

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Three Months Ended
	February 2	January 27
	2020	2019
Fair Value Hedges:
Interest rate contracts - Interest expense	$96	$133

Cash Flow Hedges:
Recognized in OCI
Interest rate contracts - OCI (pretax)	(2)	(9)

Reclassified from OCI
Interest rate contracts - Interest expense	(2)	2

Not Designated as Hedges:
Interest rate contracts - Net sales	$(4)	$(10)
Interest rate contracts - Interest expense *	2	(8)
Foreign exchange contracts - Cost of sales	11	(5)
Foreign exchange contracts - Other operating *	(1)	20
Total not designated	$8	$(3)

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at February 2, 2020, November 3, 2019, and January 27, 2019, was $60 million, $68 million, and $233 million, respectively. In accordance with the limits established in these agreements, the Company received $26 million in cash collateral at February 2, 2020 and posted $8 million in cash collateral at January 27, 2019. No cash collateral was posted or received at November 3, 2019.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting	Collateral
February 2, 2020	Recognized	Arrangements	Received	Net Amount
Assets	$481	$(60)	$(26)	$395
Liabilities	101	(60)		41

	Gross Amounts	Netting	Collateral
November 3, 2019	Recognized	Arrangements	Received/Paid	Net Amount
Assets	$384	$(70)		$314
Liabilities	139	(70)		69

	Gross Amounts	Netting	Collateral
January 27, 2019	Recognized	Arrangements	Paid	Net Amount
Assets	$138	$(75)		$63
Liabilities	298	(75)	$(8)	215

(19)  Stock Option and Restricted Stock Awards

In December 2019, the Company granted stock options to employees for the purchase of 495 thousand shares of common stock at an exercise price of $169.70 per share and a binomial lattice model fair value of $35.83 per share at the grant date. At February 2, 2020, options for 6.8 million shares were outstanding with a weighted-average exercise price of $99.21 per share. The Company also granted 342 thousand restricted stock units to employees in the first three months of 2020, of which 275 thousand are subject to service based only conditions and 67 thousand are subject to performance/service based conditions. The fair value of the service based only units at the grant date was $169.70 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $160.81 per unit based on the market price of a share of underlying common stock excluding dividends. At February 2, 2020, the Company was authorized to grant an additional 6.8 million shares related to stock option and restricted stock awards.

(20)  Employee-Separation Program

During the first quarter of 2020, the Company announced a broad voluntary employee-separation program for the U.S. salaried workforce that continues the efforts to create a more efficient organization structure and reduce operating costs. The program provided for cash payments based on years of service. The expense was recorded primarily in the period in which the employees irrevocably accepted the separation offer. The program’s total estimated pretax expenses are approximately $136 million, of which $127 million was recorded in the first quarter. The payments for the program were also substantially made in the first quarter. Included in the total pretax expense is a non-cash charge of $21 million resulting from a curtailment in certain OPEB plans (see Note 8), which was recorded outside of operating profit in “Other operating expense.” The first quarter 2020 expenses that are included in operating profit of $105 million are allocated 37 percent “Cost of sales,” 15 percent “Research and development,” and 48 percent “Selling, administrative and general.” In addition, the expenses are allocated 75 percent to the agriculture and turf operations, 23 percent to the construction and forestry operations, and 2 percent to the financial services operations. Annual savings from these programs are estimated to be approximately $85 million with about $65 million in 2020.

(21) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended February 2, 2020 and January 27, 2019
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2020	2019	2020	2019
Net Sales and Revenues
Net sales	$6,530	$6,941
Finance and interest income	27	23	$936	$866
Other income	209	215	62	60
Total	6,766	7,179	998	926

Costs and Expenses
Cost of sales	5,078	5,432
Research and development expenses	425	407
Selling, administrative and general expenses	672	645	138	121
Interest expense	63	71	275	287
Interest compensation to Financial Services	64	69
Other operating expenses	72	71	408	325
Total	6,374	6,695	821	733

Income of Consolidated Group before Income Taxes	392	484	177	193
Provision for income taxes	9	144	41	40
Income of Consolidated Group	383	340	136	153

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	137	154	1	1
Other	(2)	6
Total	135	160	1	1
Net Income	518	500	137	154
Less: Net income attributable to noncontrolling interests	1	2
Net Income Attributable to Deere & Company	$517	$498	$137	$154

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	February 2	November 3	January 27	February 2	November 3	January 27
	2020	2019	2019	2020	2019	2019
Assets
Cash and cash equivalents	$2,862	$3,175	$2,671	$740	$682	$955
Marketable securities	4	1	8	605	580	515
Receivables from unconsolidated subsidiaries and affiliates	1,425	2,017	274
Trade accounts and notes receivable – net	1,115	1,482	1,177	5,707	5,153	5,746
Financing receivables – net	130	65	102	27,164	29,130	25,048
Financing receivables securitized – net	42	44	67	4,436	4,339	4,496
Other receivables	1,252	1,376	1,485	131	116	184
Equipment on operating leases – net				7,504	7,567	6,904
Inventories	6,482	5,975	7,402
Property and equipment – net	5,857	5,929	5,739	43	44	46
Investments in unconsolidated subsidiaries and affiliates	5,317	5,326	5,175	17	16	16
Goodwill	2,945	2,917	3,048
Other intangible assets – net	1,349	1,380	1,507
Retirement benefits	871	836	1,291	58	58	57
Deferred income taxes	1,821	1,896	1,507	56	57	70
Other assets	1,546	1,158	1,241	818	741	593
Total Assets	$33,018	$33,577	$32,694	$47,279	$48,483	$44,630

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$947	$987	$1,494	$9,061	$9,797	$9,244
Short-term securitization borrowings	42	44	67	4,374	4,277	4,397
Payables to unconsolidated subsidiaries and affiliates	146	142	227	1,387	1,970	155
Accounts payable and accrued expenses	8,325	9,232	8,711	1,786	1,836	1,821
Deferred income taxes	408	414	470	546	568	798
Long-term borrowings	5,567	5,415	4,712	24,908	24,814	23,143
Retirement benefits and other liabilities	5,639	5,912	5,666	100	94	93
Total liabilities	21,074	22,146	21,347	42,162	43,356	39,651

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	14	14	14

Stockholders’ Equity
Common stock, $1 par value (issued shares at February 2, 2020 – 536,431,204)	4,675	4,642	4,512	2,107	2,107	2,099
Common stock in treasury	(17,549)	(17,474)	(16,422)
Retained earnings	30,129	29,852	27,816	3,390	3,378	3,219
Accumulated other comprehensive income (loss)	(5,329)	(5,607)	(4,578)	(380)	(358)	(339)
Total Deere & Company stockholders' equity	11,926	11,413	11,328	5,117	5,127	4,979
Noncontrolling interests	4	4	5
Total stockholders’ equity	11,930	11,417	11,333	5,117	5,127	4,979
Total Liabilities and Stockholders’ Equity	$33,018	$33,577	$32,694	$47,279	$48,483	$44,630

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the "Equipment Operations" and "Financial Services" have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Three Months Ended February 2, 2020 and January 27, 2019
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2020	2019	2020	2019
Cash Flows from Operating Activities
Net income	$518	$500	$137	$154
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	1	(1)	14	3
Provision for depreciation and amortization	261	260	311	276
Undistributed earnings of unconsolidated subsidiaries and affiliates	(11)	39	(1)
Credit for deferred income taxes	(7)	(31)	(22)	(25)
Changes in assets and liabilities:
Trade receivables and Equipment Operations' financing receivables	312	186
Inventories	(530)	(1,290)
Accounts payable and accrued expenses	(1,058)	(535)	(19)	(12)
Accrued income taxes payable/receivable	(43)	(429)	(10)	527
Retirement benefits	30	(6)	6	2
Other	147	(127)	30	47
Net cash provided by (used for) operating activities	(380)	(1,434)	446	972

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			6,056	5,885
Proceeds from maturities and sales of marketable securities		3	18	5
Proceeds from sales of equipment on operating leases			426	371
Cost of receivables acquired (excluding trade and wholesale)			(4,569)	(4,448)
Purchases of marketable securities		(2)	(34)	(30)
Purchases of property and equipment	(271)	(297)
Cost of equipment on operating leases acquired			(669)	(505)
Increase in trade and wholesale receivables			(382)	(1,021)
Other	(9)	(6)	11	26
Net cash provided by (used for) investing activities	(280)	(302)	857	283

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	20	88	(493)	388
Change in intercompany receivables/payables	572	1,526	(572)	(1,526)
Proceeds from long-term borrowings	167	91	1,535	2,120
Payments of long-term borrowings	(83)	(142)	(1,568)	(1,799)
Proceeds from issuance of common stock	53	51
Repurchases of common stock	(114)	(144)
Dividends paid	(242)	(220)	(125)	(200)
Other	(29)	(23)	(9)	(8)
Net cash provided by (used for) financing activities	344	1,227	(1,232)	(1,025)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	3	(12)	(4)	(1)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(313)	(521)	67	229
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,196	3,202	760	813
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,883	$2,681	$827	$1,042

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Organization

The Company’s equipment operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors. The equipment operations manufacture and distribute a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of equipment for construction, roadbuilding, and forestry. The Company’s financial services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the equipment operations. In addition, financial services offers extended equipment warranties. The information in the following discussion is presented in a format that includes information grouped as consolidated, equipment operations, and financial services. The Company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada. The Company’s operating segments consist of agriculture and turf, construction and forestry, and financial services.

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to be down about 5 percent for fiscal year 2020. Industry sales in Europe are forecast to be about the same in 2020. In South America, industry sales of tractors and combines are projected to be approximately the same as 2019 levels. Asian sales are forecast to be about the same in 2020. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same in 2020. The Company’s agriculture and turf segment sales decreased 4 percent in the first quarter and are forecast to decrease about 5 to 10 percent for fiscal year 2020. Construction industry sales in North America for 2020 are expected to decline 5 to 10 percent. In forestry, global industry sales are expected to be about 5 to 10 percent lower. The Company’s construction and forestry segment sales decreased 10 percent in the first quarter, and are forecast to decrease about 10 to 15 percent in 2020 reflecting slowing construction activity as well as efforts to bring down field inventory levels. Net income attributable to Deere & Company for the Company’s financial services operations is forecast to be approximately $600 million in 2020.

Items of concern include trade agreements, the uncertainty of the effectiveness of governmental actions in respect to monetary and fiscal policies, the impact of sovereign debt, Eurozone and Argentine issues, capital market disruptions, changes in demand and pricing for used equipment, potential effects of epidemics, and geopolitical events. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results.

The Company’s results reflect early signs of stabilization in the U.S. farm sector. The Company is encouraged by the broad use of precision technologies and believes it is well positioned to strengthen its leadership position in this area. For the quarter, construction sector activity slowed leading to lower sales and profit for the construction and forestry division. Actions to reduce factory production and lower inventories in response to construction equipment market conditions also negatively affected results. Additionally, the quarter included costs of a voluntary employee-separation program, which is intended to improve the Company’s flexibility. The Company is also proceeding with a series of measures to create a more focused organizational structure. These steps are leading to improved efficiencies and helping the Company focus its resources and investments on areas that have the most impact on performance.

2020 Compared with 2019

The following table provides the net income attributable to Deere & Company in millions of dollars and diluted earnings per share in dollars:

	Three Months Ended
	February 2	January 27
	2020	2019
Net income attributable to Deere & Company	$517	$498
Diluted earnings per share	1.63	1.54

The voluntary employee-separation program’s total pretax expense recognized in the first quarter of 2020 was $127 million, with another $9 million to be recorded over the remainder of the year. Included in first quarter expense was $22 million for items excluded from operating profit and $3 million recorded by financial services. Annual estimated savings from the separation program are approximately $85 million, with about $65 million expected in 2020 (see Note 20). Discrete income tax benefits also affected the quarter’s net income (see Note 9).

The worldwide net sales and revenues, price realization, and the effect of currency translation for worldwide, U.S. and Canada, and outside U.S. and Canada in millions of dollars follows:

	Three Months Ended
	February 2	January 27
	2020	2019	% Change
Worldwide net sales and revenues	$7,631	$7,984	-4
Worldwide equipment operations net sales	6,530	6,941	-6
Price realization			+2
Currency translation (unfavorable)			-1

U.S. and Canada equipment operations net sales	3,750	4,123	-9
Price realization			+2

Outside U.S. and Canada equipment operations net sales	2,780	2,818	-1
Price realization			+3
Currency translation (unfavorable)			-3

The Company’s equipment operations operating profit and net income and financial services operations net income follow in millions of dollars:

	Three Months Ended
	February 2	January 27
	2020	2019	% Change
Equipment operations operating profit	$466	$577	-19
Equipment operations net income	383	340	+13
Financial services net income	137	154	-11

The discussion on net sales and operating profit are included in the Business Segment Results below.

Business Segment Results

Agriculture and Turf. The agriculture and turf segment results in millions of dollars follow:

	Three Months Ended
	February 2	January 27
	2020	2019	% Change
Net sales	$4,486	$4,681	-4
Operating profit	373	348	+7
Operating margin	8.3%	7.4%

Agriculture and turf sales for the quarter declined due to lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. Operating profit increased mainly as a result of price realization, improved production costs, and lower warranty related expenses, partially offset by lower shipment volumes / sales mix and voluntary employee-separation expenses.

Agriculture & Turf Operating Profit

First Quarter 2020 compared to First Quarter 2019

$ in millions

$348
($115)
$132
$13
$30
$65
$4
($78)
($26)
$373
First Quarter 2019
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Voluntary Separation
Other
First Quarter 2020

Construction and Forestry. The construction and forestry segment results in millions of dollars follow:

	Three Months Ended
	February 2	January 27
	2020	2019	% Change
Net sales	$2,044	$2,260	-10
Operating profit	93	229	-59
Operating margin	4.5%	10.1%

Construction and forestry sales decreased for the quarter primarily due to lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. Operating profit moved lower as a result of lower shipment volumes / sales mix and voluntary employee-separation expenses, partially offset by price realization.

Construction & Forestry Operating Profit

First Quarter 2020 compared to First Quarter 2019

$ in millions

$229
($118)
$15
$5
($11)
($1)
($5)
($24)
$3
$93
First Quarter 2019
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Voluntary Separation
Other
First Quarter 2020

Financial Services. The financial services segment revenue, interest expense, and operating profit in millions of dollars, along with the ratio of earnings to fixed charges follow:

	Three Months Ended
	February 2	January 27
	2020	2019	% Change
Revenue (including intercompany revenue)	$998	$926	+8
Interest expense	275	287	-4
Operating profit	179	192	-7
Consolidated ratio of earnings to fixed charges	1.64	1.68

Operating profit decreased due to higher losses on lease residual values, an increased provision for credit losses, and higher selling, administrative and general expenses, partially offset by income earned on a higher average portfolio. The average balance of receivables and leases financed was 7 percent higher in the first three months of 2020, compared with the same period last year. Interest expense decreased 4 percent in the first quarter of 2020 primarily as a result of lower average borrowing rates, partially offset by higher average borrowings.

The cost of sales to net sales ratio and other significant statement of consolidated income changes not previously discussed follow:

	Three Months Ended
	February 2	January 27
	2020	2019	% Change
Cost of sales to net sales	77.7%	78.3%

Research and development expenses	$425	$407	+4
Selling, administrative and general expenses	809	764	+6
Other operating expenses	415	351	+18

The cost of sales ratio improved due to price realization and lower production costs, partially offset by costs of the voluntary employee-separation program. Research and development expenses and selling, administrative and general expenses increased primarily as a result of voluntary employee-separation costs. Other operating expenses increased primarily as a result of higher depreciation of equipment on operating leases and a curtailment in certain OPEB plans (see Note 8).

Market Conditions and Outlook

Net income attributable to Deere & Company is forecast to be in a range of $2,700 million to $3,100 million.

●	Agriculture and Turf. The Company’s worldwide sales of agriculture and turf equipment are forecast to decline 5 to 10 percent for fiscal year 2020, including a negative currency translation effect of about 1 percent. Industry sales of agricultural equipment in the U.S. and Canada are forecast to be down about 5 percent, driven by lower demand for large equipment in Canada. Full year industry sales in Europe are forecast to be about the same as are South American industry sales of tractors and combines. Asian sales are forecast to be about the same as the prior year. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same as 2019.
●	Construction and Forestry. The Company’s worldwide sales of construction and forestry equipment are anticipated to be down 10 to 15 percent for 2020, with foreign currency rates having an unfavorable translation effect of about 1 percent. The outlook reflects slowing construction activity as well as efforts to bring down field inventory levels. Industry construction equipment sales in North America are expected to decline by 5 to 10 percent for the year. In forestry, global industry sales are expected to be down 5 to 10 percent due to weaker demand in North America and Russia.
●	Financial Services. Fiscal year 2020 results are expected to benefit from lower losses on lease residual values and income earned from a higher average portfolio, partially offset by a higher provision for credit losses and prior year favorable discrete adjustments to the provision for income taxes. Net income attributable to Deere & Company for the financial services operations is expected to be approximately $600 million.

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

All of the Company’s businesses and its results are affected by general economic conditions in the global markets and industries in which the Company operates; customer confidence in general economic conditions; government spending and taxing; foreign currency exchange rates and their volatility, especially fluctuations in the value of the U.S. dollar; interest rates (including the availability of IBOR reference rates); inflation and deflation rates; changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics (including Coronavirus) and responses to epidemics such as government-imposed travel restrictions and extended shut down of businesses.

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

The withdrawal of the United Kingdom from the European Union and the perceptions as to the impact of the withdrawal may adversely affect business activity, political stability and economic conditions in the United Kingdom, the European Union and elsewhere. The economic conditions and outlook could be further adversely affected by (i) uncertainty regarding any new or modified trade arrangements between the United Kingdom and the European Union and/or other countries, (ii) the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or (iii) the risk that the euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception that any of these developments are likely to occur, could affect economic growth or business activity in the United Kingdom or the European Union, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, currency exchange rates, interest rates, financial institutions, and political, financial and monetary systems. Any of these developments could affect our businesses, liquidity, results of operations and financial position.

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

Consolidated

Negative cash flows from consolidated operating activities in the first three months of 2020 were $508 million. This resulted primarily from a decrease in accounts payable and accrued expenses, a seasonal increase in inventories, and a change in accrued income taxes payable / receivable, which were partially offset by net income adjusted for non-cash provisions and a decrease in receivables related to sales. Cash inflows from investing activities were $1,026 million in the first three months of this year, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $1,270 million, partially offset by purchases of property and equipment of $271 million. Negative cash flows from financing activities were $763 million in the first three months of 2020 primarily due to a decrease in borrowings of $422 million, dividends paid of $242 million, and repurchases of common stock of $114 million, partially offset by proceeds from issuance of common stock of $53 million (resulting from the exercise of stock options). Cash, cash equivalents, and restricted cash decreased $246 million during the first three months of this year.

Negative cash flows from consolidated operating activities in the first three months of 2019 were $1,651 million. This resulted primarily from a seasonal increase in inventories, a decrease in accounts payable and accrued expenses, and an increase in receivables related to sales, which were partially offset by net income adjusted for non-

cash provisions and a change in accrued income taxes payable / receivable. Cash inflows from investing activities were $969 million in the first three months of 2019, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $1,293 million, partially offset by purchases of property and equipment of $297 million. Positive cash flows from financing activities were $403 million in the first three months of 2019 primarily due to an increase in borrowings of $746 million and proceeds from issuance of common stock of $51 million (resulting from the exercise of stock options), partially offset by dividends paid of $220 million and repurchases of common stock of $144 million. Cash, cash equivalents, and restricted cash decreased $292 million during the first three months of 2019.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at February 2, 2020, November 3, 2019, and January 27, 2019 was $2,149 million, $2,698 million, and $3,760 million, respectively, while the total cash and cash equivalents and marketable securities position was $4,211 million, $4,438 million, and $4,149 million, respectively. The total cash and cash equivalents and marketable securities held by foreign subsidiaries, was $2,572 million, $2,731 million, and $2,076 million at February 2, 2020, November 3, 2019, and January 27, 2019, respectively.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,484 million at February 2, 2020, $5,692 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at February 2, 2020 was a 364-day credit facility agreement of $2,800 million, expiring in fiscal April 2020. In addition, total credit lines included long-term credit facility agreements of $2,500 million, expiring in April 2023, and $2,500 million, expiring in April 2024. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at February 2, 2020 was $13,729 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $25,497 million at February 2, 2020. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $130 million during the first three months of 2020, primarily due to a seasonal increase. These receivables decreased $137 million, compared to a year ago, primarily due to lower shipment volumes and foreign currency translation. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 16 percent at February 2, 2020, compared to 15 percent at November 3, 2019 and 16 percent at January 27, 2019. Agriculture and turf trade receivables decreased $69 million and construction and forestry trade receivables decreased $68 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent at February 2, 2020, 3 percent at November 3, 2019, and 1 percent at January 27, 2019.

Deere & Company stockholders’ equity was $11,926 million at February 2, 2020, compared with $11,413 million at November 3, 2019 and $11,328 million at January 27, 2019. The increase of $513 million during the first three months of 2020 resulted primarily from net income attributable to Deere & Company of $517 million, a change in the retirement benefits adjustment of $230 million, a change in the cumulative translation adjustment of $43 million, and an increase in common stock of $33 million, partially offset by dividends declared of $239 million and an increase in treasury stock of $75 million.

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

Cash used for operating activities of the equipment operations, including intercompany cash flows, in the first three months of 2020 was $380 million. This resulted primarily from a decrease in accounts payable and accrued expenses, a seasonal increase in inventories, and a change in accrued income taxes payable / receivable. Partially offsetting these operating cash outflows were cash inflows from net income adjusted for non-cash provisions and a decrease in trade and financing receivables held by the equipment operations. Cash, cash equivalents, and restricted cash decreased $313 million in the first three months of 2020.

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

Trade receivables held by the equipment operations decreased $367 million during the first three months of 2020 and decreased $62 million from a year ago. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $507 million during the first three months, primarily due to a seasonal increase. Inventories decreased $920 million, compared to a year ago, primarily due to lower production volumes and the effect of foreign currency translation. A majority of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 13), which approximates current cost, to the last 12 months’ cost of sales were 31 percent at February 2, 2020, compared to 29 percent at November 3, 2019 and 35 percent at January 27, 2019.

Total interest-bearing debt of the equipment operations was $6,556 million at February 2, 2020, compared with $6,446 million at November 3, 2019 and $6,273 million at January 27, 2019. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 35 percent, 36 percent, and 36 percent at February 2, 2020, November 3, 2019, and January 27, 2019, respectively.

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

Property and equipment cash expenditures for the equipment operations in the first three months of 2020 were $271 million, compared with $297 million in the same period last year. Capital expenditures for the equipment operations in 2020 are estimated to be approximately $1,100 million.

In October 2019, the Company entered into a definitive agreement to acquire Unimil, a privately held Brazilian company in the aftermarket service parts business for sugarcane harvesters. The expected cash purchase price is R$375 million (or approximately US$90 million based on the exchange rate at the end of the fiscal quarter). The Company expects to fund the acquisition and the transaction expenses with current cash. The transaction requires customary regulatory approval and is expected to close within six months.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

During the first three months of 2020, the cash provided by operating and investing activities was used for financing activities. Cash flows provided by operating activities, including intercompany cash flows, were $446 million in the first three months of 2020. Cash provided by investing activities totaled $857 million in the first three months of 2020 primarily due to the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $1,244 million, partially offset by an increase in trade and wholesale receivables of $382 million. Cash used for financing activities totaled $1,232 million, resulting primarily from a decrease in borrowings from Deere & Company of $572 million, a decrease in external borrowings of $526 million, and dividends paid to Deere & Company of $125 million. Cash, cash equivalents, and restricted cash increased $67 million in the first three months of 2020.

During the first three months of 2019, the cash provided by operating and investing activities was used for financing activities. Cash flows provided by operating activities, including intercompany cash flows, were $972 million in the first three months of 2019. Cash provided by investing activities totaled $283 million in the first three months of 2019 primarily due to the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $1,303 million, partially offset by an increase in trade and wholesale receivables of $1,021 million. Cash used for financing activities totaled $1,025 million, resulting primarily from a decrease in borrowings from Deere & Company of $1,526 million and dividends paid to Deere & Company of $200 million, partially offset by an increase in external borrowings of $709 million. Cash, cash equivalents, and restricted cash increased $229 million in the first three months of 2019.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, sales-type and direct financing leases, and operating leases. Total receivables and leases decreased $1,378 million during the first quarter of 2020 and increased $2,617 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 6 percent higher in the first three months of 2020, compared with the same period last year, as volumes of retail notes and operating leases were higher, while volumes of sales-type and direct financing leases and revolving charge accounts were lower. The amount of total trade receivables and wholesale notes increased compared to November 3, 2019 and decreased compared to January 27, 2019.

Total external interest-bearing debt of the financial services operations was $38,343 million at February 2, 2020, compared with $38,888 million at November 3, 2019 and $36,784 million at January 27, 2019. Total external borrowings have generally changed corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.8 to 1 at February 2, 2020, compared with 8.0 to 1 at November 3, 2019 and 7.4 to 1 at January 27, 2019.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 12). During November 2019, the agreement was renewed with a total capacity, or “financing limit,” of $3,500 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At February 2, 2020, $1,935 million of secured short-term borrowings were outstanding under the agreement.

In the first three months of 2020, the financial services operations issued $760 million and retired $664 million of retail note securitization borrowings. In addition, during the first three months of 2020, the financial services operations issued $1,535 million and retired $1,568 million of long-term borrowings, which were primarily medium-term notes.

Dividends

The Company’s Board of Directors at its meeting on February 26, 2020 declared a quarterly dividend of $.76 per share payable May 8, 2020, to stockholders of record on March 31, 2020.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of February 2, 2020, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. The Company implemented a new system for lessee accounting with the adoption of ASU No. 2016-02, Leases. The Company began using this system on November 4, 2019 to account for all lease transactions when the Company is the user of the equipment. In addition, controls were implemented to properly account for leasing arrangements in accordance with the new lease standard. During the first quarter, there were no other changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, and trademark matters. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that John Deere reasonably believes could exceed $100,000. The following matter is disclosed solely pursuant to that requirement: on October 3, 2018, the Provincia Santa Fe Ministerio de Medio Ambiente of Argentina issued a Notice of Violation to Industrias John Deere Argentina in connection with alleged groundwater contamination at the site; the Company worked with the appropriate authorities to implement corrective actions to remediate the site. On December 16, 2019, the Provincia Santa Fe Ministerio de Medio Ambiente issued a Notice of Fine of approximately $328,000; the Company is determining its response. The Company believes the reasonably possible range of losses for this and other unresolved legal actions would not have a material effect on its financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2020 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased (2)	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Nov 4 to Dec 1	79	$175.18	79	6.7
Dec 2 to Dec 29	156	169.97	70	57.1
Dec 30 to Feb 2	426	173.17	426	56.6
Total	661		575
(1)	During the first quarter of 2020, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. In December 2019, the Company announced an additional share repurchase plan authorizing the purchase of up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under these plans was based on the end of the first quarter closing share price of $158.58 per share. At the end of the first quarter of 2020, $8,975 million of common stock remains to be purchased under the plans.
(2)	In the first quarter of 2020, approximately 86 thousand shares were purchased from plan participants at a market price to pay payroll taxes on certain restricted stock awards. The shares were valued at a weighted-average market price of $172.51.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

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

10.1

Second Amendment, dated as of February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between registrant and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto)

10.2

Second Amendment, dated as of February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between John Deere Construction & Forestry Company and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto)

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

DEERE & COMPANY

Date:	February 27, 2020	By:	/s/ Ryan D. Campbell
Ryan D. Campbell Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)