Form 10-Q
period 2020-05-03
DEERE & CO
filed 2020-05-28
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2020

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

Yes ☐ No ☒

At May 3, 2020, 312,858,631 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended May 3, 2020 and April 28, 2019
(In millions of dollars and shares except per share amounts) Unaudited
	2020	2019
Net Sales and Revenues
Net sales	$8,224	$10,273
Finance and interest income	849	838
Other income	180	231
Total	9,253	11,342

Costs and Expenses
Cost of sales	6,294	7,755
Research and development expenses	406	457
Selling, administrative and general expenses	906	947
Interest expense	342	351
Other operating expenses	377	359
Total	8,325	9,869

Income of Consolidated Group before Income Taxes	928	1,473
Provision for income taxes	245	343
Income of Consolidated Group	683	1,130
Equity in income (loss) of unconsolidated affiliates	(17)	6
Net Income	666	1,136
Less: Net income attributable to noncontrolling interests		1
Net Income Attributable to Deere & Company	$666	$1,135

Per Share Data
Basic	$2.13	$3.57
Diluted	$2.11	$3.52

Average Shares Outstanding
Basic	313.2	317.9
Diluted	316.2	322.2

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended May 3, 2020 and April 28, 2019
(In millions of dollars) Unaudited
	2020	2019

Net Income	$666	$1,136

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	57	49
Cumulative translation adjustment	(441)	(82)
Unrealized loss on derivatives	(8)	(7)
Unrealized gain on debt securities	6	8
Other Comprehensive Income (Loss), Net of Income Taxes	(386)	(32)

Comprehensive Income of Consolidated Group	280	1,104
Less: Comprehensive income attributable to noncontrolling interests		1
Comprehensive Income Attributable to Deere & Company	$280	$1,103

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Six Months Ended May 3, 2020 and April 28, 2019
(In millions of dollars and shares except per share amounts) Unaudited
	2020	2019
Net Sales and Revenues
Net sales	$14,754	$17,214
Finance and interest income	1,745	1,653
Other income	385	459
Total	16,884	19,326

Costs and Expenses
Cost of sales	11,371	13,186
Research and development expenses	831	864
Selling, administrative and general expenses	1,715	1,710
Interest expense	678	704
Other operating expenses	792	711
Total	15,387	17,175

Income of Consolidated Group before Income Taxes	1,497	2,151
Provision for income taxes	295	528
Income of Consolidated Group	1,202	1,623
Equity in income (loss) of unconsolidated affiliates	(18)	13
Net Income	1,184	1,636
Less: Net income attributable to noncontrolling interests	2	3
Net Income Attributable to Deere & Company	$1,182	$1,633

Per Share Data
Basic	$3.77	$5.13
Diluted	$3.73	$5.07

Average Shares Outstanding
Basic	313.3	318.1
Diluted	316.7	322.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Six Months Ended May 3, 2020 and April 28, 2019
(In millions of dollars) Unaudited
	2020	2019

Net Income	$1,184	$1,636

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	287	68
Cumulative translation adjustment	(398)	(244)
Unrealized loss on derivatives	(8)	(15)
Unrealized gain on debt securities	11	16
Other Comprehensive Income (Loss), Net of Income Taxes	(108)	(175)

Comprehensive Income of Consolidated Group	1,076	1,461
Less: Comprehensive income attributable to noncontrolling interests	2	3
Comprehensive Income Attributable to Deere & Company	$1,074	$1,458

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	May 3	November 3	April 28
	2020	2019	2019
Assets
Cash and cash equivalents	$8,900	$3,857	$3,484
Marketable securities	626	581	545
Receivables from unconsolidated affiliates	32	46	34
Trade accounts and notes receivable – net	5,986	5,230	7,519
Financing receivables – net	27,256	29,195	25,870
Financing receivables securitized – net	4,685	4,383	4,814
Other receivables	1,212	1,487	1,477
Equipment on operating leases – net	7,245	7,567	7,040
Inventories	6,171	5,975	7,161
Property and equipment – net	5,685	5,973	5,757
Investments in unconsolidated affiliates	192	215	235
Goodwill	2,917	2,917	3,025
Other intangible assets – net	1,311	1,380	1,476
Retirement benefits	960	840	1,383
Deferred income taxes	1,435	1,466	1,039
Other assets	2,713	1,899	1,871
Total Assets	$77,326	$73,011	$72,730

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$11,179	$10,784	$11,762
Short-term securitization borrowings	4,640	4,321	4,702
Payables to unconsolidated affiliates	91	142	200
Accounts payable and accrued expenses	9,072	9,656	9,626
Deferred income taxes	475	495	514
Long-term borrowings	34,324	30,229	28,255
Retirement benefits and other liabilities	5,680	5,953	5,733
Total liabilities	65,461	61,580	60,792

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest (Note 22)		14	14

Stockholders’ Equity
Common stock, $1 par value (issued shares at May 3, 2020 – 536,431,204)	4,713	4,642	4,559
Common stock in treasury	(17,690)	(17,474)	(16,739)
Retained earnings	30,556	29,852	28,709
Accumulated other comprehensive income (loss)	(5,715)	(5,607)	(4,610)
Total Deere & Company stockholders’ equity	11,864	11,413	11,919
Noncontrolling interests	1	4	5
Total stockholders’ equity	11,865	11,417	11,924
Total Liabilities and Stockholders’ Equity	$77,326	$73,011	$72,730

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Six Months Ended May 3, 2020 and April 28, 2019
(In millions of dollars) Unaudited
	2020	2019
Cash Flows from Operating Activities
Net income	$1,184	$1,636
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	107	37
Provision for depreciation and amortization	1,067	1,016
Impairment charges	114
Share-based compensation expense	48	44
Undistributed earnings of unconsolidated affiliates	(8)	(9)
Credit for deferred income taxes	(61)	(282)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(491)	(2,731)
Inventories	(496)	(1,394)
Accounts payable and accrued expenses	(707)	(66)
Accrued income taxes payable/receivable	(173)	157
Retirement benefits	58	20
Other	134	77
Net cash provided by (used for) operating activities	776	(1,495)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	9,624	9,176
Proceeds from maturities and sales of marketable securities	39	30
Proceeds from sales of equipment on operating leases	898	823
Cost of receivables acquired (excluding receivables related to sales)	(9,367)	(8,887)
Purchases of marketable securities	(71)	(59)
Purchases of property and equipment	(441)	(491)
Cost of equipment on operating leases acquired	(960)	(924)
Collateral on derivatives - net	319	60
Other	(11)	(100)
Net cash provided by (used for) investing activities	30	(372)

Cash Flows from Financing Activities
Increase in total short-term borrowings	1,138	1,570
Proceeds from long-term borrowings	7,275	4,232
Payments of long-term borrowings	(3,315)	(3,427)
Proceeds from issuance of common stock	70	95
Repurchases of common stock	(263)	(481)
Dividends paid	(481)	(462)
Other	(81)	(54)
Net cash provided by financing activities	4,343	1,473

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(102)	(35)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	5,047	(429)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,956	4,015
Cash, Cash Equivalents, and Restricted Cash at End of Period	$9,003	$3,586

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended May 3, 2020 and April 28, 2019
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Three Months Ended April 28, 2019
Balance January 27, 2019	$11,333	$4,512	$(16,422)	$27,816	$(4,578)	$5	$14
Net income	1,136			1,135		1
Other comprehensive loss	(32)				(32)
Repurchases of common stock	(337)		(337)
Treasury shares reissued	20		20
Dividends declared	(243)			(242)		(1)
Stock options and other	47	47
Balance April 28, 2019	$11,924	$4,559	$(16,739)	$28,709	$(4,610)	$5	$14

Six Months Ended April 28, 2019
Balance October 28, 2018	$11,291	$4,474	$(16,312)	$27,553	$(4,427)	$3	$14
ASU No. 2016-01 adoption				8	(8)
Net income	1,636			1,633		3
Other comprehensive loss	(175)				(175)
Repurchases of common stock	(481)		(481)
Treasury shares reissued	54		54
Dividends declared	(486)			(485)		(1)
Stock options and other	85	85
Balance April 28, 2019	$11,924	$4,559	$(16,739)	$28,709	$(4,610)	$5	$14

Three Months Ended May 3, 2020
Balance February 2, 2020	$11,930	$4,675	$(17,549)	$30,129	$(5,329)	$4	$14
Net income	666			666
Other comprehensive loss	(386)				(386)
Repurchases of common stock	(149)		(149)
Treasury shares reissued	8		8
Dividends declared	(241)			(238)		(3)
Noncontrolling interest redemption (Note 22)							(14)
Stock options and other	37	38		(1)
Balance May 3, 2020	$11,865	$4,713	$(17,690)	$30,556	$(5,715)	$1

Six Months Ended May 3, 2020
Balance November 3, 2019	$11,417	$4,642	$(17,474)	$29,852	$(5,607)	$4	$14
Net income	1,183			1,182		1	1
Other comprehensive loss	(108)				(108)
Repurchases of common stock	(263)		(263)
Treasury shares reissued	47		47
Dividends declared	(480)			(477)		(3)	(1)
Noncontrolling interest redemption (Note 22)							(14)
Stock options and other	69	71		(1)		(1)
Balance May 3, 2020	$11,865	$4,713	$(17,690)	$30,556	$(5,715)	$1

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal year 2020 and 2019 were May 3, 2020 and April 28, 2019, respectively. Both periods contained 13 weeks.

Variable Interest Entities

The Company consolidates certain Variable Interest Entities (VIEs) related to retail note securitizations (see Note 12).

The Company also has an interest in a joint venture that manufactures construction equipment in Brazil for local and overseas markets. The joint venture is a VIE; however, the Company is not the primary beneficiary. Therefore, the entity’s financial results are not fully consolidated in the Company’s consolidated financial statements, but are included on the equity basis. The maximum exposure to loss was $13 million, $22 million, and $22 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. The identification and rapid spread of COVID-19 (COVID) has resulted in governments and other authorities implementing numerous measures designed to contain the virus. These and other actions have resulted in uncertainties in the Company’s business, which may result in actual results differing significantly from those estimates. Examples of estimates used in the financial statements affected by this uncertainty include sales incentive costs, incurred credit losses, the value of used equipment, equipment on operating lease return rates, forecasted annual effective income tax rate, and cash flows to determine long-lived assets, goodwill, and certain intangible asset recoverability, and fair value measurements.

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

The Company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The Company transferred inventory to equipment on operating leases of approximately $255 million and $308 million in the first six months of 2020 and 2019, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $46 million and $74 million at May 3, 2020 and April 28, 2019, respectively.

The Company’s restricted cash held at May 3, 2020, November 3, 2019, April 28, 2019, and October 28, 2018 was as follows in millions of dollars:

	May 3	November 3	April 28	October 28
	2020	2019	2019	2018
Equipment operations	$11	$21	$10	$7
Financial services	92	78	92	104
Total	$103	$99	$102	$111

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
2019-04

Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The adoption was for clarifications to ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities

In March 2020, the FASB issued ASU No. 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which establishes ASC 848, Reference Rate Reform. Regulators in several countries are requiring initiatives to identify alternative reference rates to the London Interbank Offered Rates and other interbank rates. This regulatory requirement will likely result in contract revisions that will transition to alternative reference rates. This ASU provides optional, temporary guidance, simplifications, and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions resulting from the transition. The guidance in this ASU is elective and effective beginning in the second quarter of 2020 through December 31, 2022. The Company is evaluating the contracts that could be affected by an alternative reference rate and assessing the potential effects of the ASU on the consolidated financial statements.

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

(4)  Revenue Recognition

The Company’s revenue by primary geographical market, major product line, and timing of revenue recognition in millions of dollars follow:

	Three Months Ended May 3, 2020
	Agriculture and Turf	Construction and Forestry	Financial Services	Total
Primary geographical markets:
United States	$3,381	$1,263	$604	$5,248
Canada	266	166	151	583
Western Europe	1,111	358	22	1,491
Central Europe and CIS	338	140	8	486
Latin America	458	135	60	653
Asia, Africa, Australia, New Zealand, and Middle East	511	251	30	792
Total	$6,065	$2,313	$875	$9,253

Major product lines:
Large Agriculture	$3,075			$3,075
Small Agriculture	1,976			1,976
Turf	806			806
Construction		$877		877
Compact Construction		339		339
Roadbuilding		723		723
Forestry		254		254
Financial Products	21	6	$875	902
Other	187	114		301
Total	$6,065	$2,313	$875	$9,253

Timing of revenue recognition:
Revenue recognized at a point in time	$6,016	$2,287	$26	$8,329
Revenue recognized over time	49	26	849	924
Total	$6,065	$2,313	$875	$9,253

	Six Months Ended May 3, 2020
	Agriculture and Turf	Construction and Forestry	Financial Services	Total
Primary geographical markets:
United States	$5,881	$2,283	$1,247	$9,411
Canada	404	338	307	1,049
Western Europe	1,889	697	44	2,630
Central Europe and CIS	558	299	18	875
Latin America	913	294	126	1,333
Asia, Africa, Australia, New Zealand, and Middle East	1,015	507	64	1,586
Total	$10,660	$4,418	$1,806	$16,884

Major product lines:
Large Agriculture	$5,214			$5,214
Small Agriculture	3,741			3,741
Turf	1,274			1,274
Construction		$1,718		1,718
Compact Construction		627		627
Roadbuilding		1,328		1,328
Forestry		528		528
Financial Products	48	13	$1,806	1,867
Other	383	204		587
Total	$10,660	$4,418	$1,806	$16,884

Timing of revenue recognition:
Revenue recognized at a point in time	$10,556	$4,366	$52	$14,974
Revenue recognized over time	104	52	1,754	1,910
Total	$10,660	$4,418	$1,806	$16,884

	Three Months Ended April 28, 2019
	Agriculture and Turf	Construction and Forestry	Financial Services	Total
Primary geographical markets:
United States	$3,912	$1,738	$604	$6,254
Canada	313	265	153	731
Western Europe	1,360	379	21	1,760
Central Europe and CIS	393	155	9	557
Latin America	772	194	69	1,035
Asia, Africa, Australia, New Zealand, and Middle East	647	328	30	1,005
Total	$7,397	$3,059	$886	$11,342

Major product lines:
Large Agriculture	$3,494			$3,494
Small Agriculture	2,632			2,632
Turf	989			989
Construction		$1,478		1,478
Compact Construction		320		320
Roadbuilding		814		814
Forestry		338		338
Financial Products	25	6	$886	917
Other	257	103		360
Total	$7,397	$3,059	$886	$11,342

Timing of revenue recognition:
Revenue recognized at a point in time	$7,345	$3,034		$10,379
Revenue recognized over time	52	25	$886	963
Total	$7,397	$3,059	$886	$11,342

	Six Months Ended April 28, 2019
	Agriculture and Turf	Construction and Forestry	Financial Services	Total
Primary geographical markets:
United States	$6,540	$2,901	$1,179	$10,620
Canada	485	513	310	1,308
Western Europe	2,208	716	41	2,965
Central Europe and CIS	541	326	18	885
Latin America	1,320	344	133	1,797
Asia, Africa, Australia, New Zealand, and Middle East	1,100	591	60	1,751
Total	$12,194	$5,391	$1,741	$19,326

Major product lines:
Large Agriculture	$5,661			$5,661
Small Agriculture	4,441			4,441
Turf	1,495			1,495
Construction		$2,487		2,487
Compact Construction		584		584
Roadbuilding		1,412		1,412
Forestry		690		690
Financial Products	44	13	$1,741	1,798
Other	553	205		758
Total	$12,194	$5,391	$1,741	$19,326

Timing of revenue recognition:
Revenue recognized at a point in time	$12,100	$5,347		$17,447
Revenue recognized over time	94	44	$1,741	1,879
Total	$12,194	$5,391	$1,741	$19,326

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

The Company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These items are primarily for premiums for extended warranties, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses” in the consolidated balance sheet. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 16, was $1,077 million, $1,010 million and $1,014 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively. The contract liability is reduced as the revenue is recognized. During the three months ended May 3, 2020 and April 28, 2019, $97 million and $103 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year. During the six months ended May 3, 2020 and April 28, 2019, $278 million and $265 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year.

The Company entered into contracts with customers to deliver equipment and services that have not been recognized at May 3, 2020 because the equipment or services have not been provided. These contracts primarily relate to extended warranty and certain precision guidance and telematic services. The amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $907 million at May 3, 2020. The estimated revenue to be recognized by fiscal year follows in millions of dollars: remainder of 2020 - $214, 2021 - $320, 2022 - $205, 2023 - $109, 2024 - $45, and later years - $14. The Company discloses unsatisfied performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are generally for sales to dealers and end customers for equipment, service parts, repair services, and certain telematics services.

As explained in the 2019 Form 10-K, the Company’s policy on trade accounts and notes receivables is to not extend interest-free periods nor to forgive interest charged. During the second quarter of 2020, the Company provided short-term payment relief on trade accounts and notes receivables to independent dealers and certain other customers (customers) that are negatively affected by the economic effects of COVID. The relief was provided both in regional programs and case-by-case situations with creditworthy customers. This relief generally included payment deferrals not exceeding three months, extending interest-free periods for up to an additional three months with the total interest-free period not to exceed one year, or reducing interest rates for a maximum of three months. The trade receivable balance granted relief in the second quarter was $707 million with $585 million outstanding, or approximately 10 percent of the trade receivable portfolio, at May 3, 2020. These actions were taken in response to the sudden, severe economic effects of COVID on customers. Outside of these actions, the Company is not modifying its normal sales terms with customers that are outlined in the 2019 Form 10-K.

For customers who obtained payment relief, subsequent sales transactions are evaluated to confirm the revenue recognition criteria are met, including the sales price is determinable and collectability of the payments are probable based on the terms outlined in the contract.

(5)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Debt Securities	Income (Loss)
Balance October 28, 2018	$(3,237)	$(1,203)	$15	$(2)	$(4,427)
ASU No. 2016-01 adoption				(8)	(8)
Other comprehensive income (loss) items before reclassification	32	(244)	(11)	16	(207)
Amounts reclassified from accumulated other comprehensive income	36		(4)		32
Net current period other comprehensive income (loss)	68	(244)	(15)	16	(175)
Balance April 28, 2019	$(3,169)	$(1,447)		$6	$(4,610)

Balance November 3, 2019	$(3,915)	$(1,651)	$(60)	$19	$(5,607)
Other comprehensive income (loss) items before reclassification	186	(398)	(13)	11	(214)
Amounts reclassified from accumulated other comprehensive income	101		5		106
Net current period other comprehensive income (loss)	287	(398)	(8)	11	(108)
Balance May 3, 2020	$(3,628)	$(2,049)	$(68)	$30	$(5,715)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended May 3, 2020	Amount	Credit	Amount
Cumulative translation adjustment	$(441)		$(441)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(15)	$3	(12)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	4		4
Net unrealized gain (loss) on derivatives	(11)	3	(8)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	8	(2)	6
Net unrealized gain (loss) on debt securities	8	(2)	6
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(28)	6	(22)
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	62	(16)	46
Prior service (credit) cost	3		3
Settlements	3		3
OPEB
Net actuarial gain (loss)	29	(7)	22
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	7	(1)	6
Prior service (credit) cost	(1)		(1)
Net unrealized gain (loss) on retirement benefits adjustment	75	(18)	57
Total other comprehensive income (loss)	$(369)	$(17)	$(386)

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended May 3, 2020	Amount	Credit	Amount
Cumulative translation adjustment	$(398)		$(398)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(17)	$4	(13)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	6	(1)	5
Net unrealized gain (loss) on derivatives	(11)	3	(8)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	14	(3)	11
Net unrealized gain (loss) on debt securities	14	(3)	11
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(27)	6	(21)
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	124	(42)	82
Prior service (credit) cost	6	(1)	5
Settlements	6	(1)	5
OPEB
Net actuarial gain (loss)	274	(67)	207
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	14	(3)	11
Prior service (credit) cost	(2)		(2)
Net unrealized gain (loss) on retirement benefits adjustment	395	(108)	287
Total other comprehensive income (loss)		$(108)	$(108)

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 28, 2019	Amount	Credit	Amount
Cumulative translation adjustment	$(83)	$1	$(82)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(6)	1	(5)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(3)	1	(2)
Net unrealized gain (loss) on derivatives	(9)	2	(7)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	10	(2)	8
Net unrealized gain (loss) on debt securities	10	(2)	8
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(19)	4	(15)
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	36	(9)	27
Prior service (credit) cost	3	(1)	2
OPEB
Net actuarial gain (loss)	60	(14)	46
Reclassification to other operating expense through amortization of: *
Actuarial (gain) loss	3	(1)	2
Prior service (credit) cost	(18)	5	(13)
Net unrealized gain (loss) on retirement benefits adjustment	65	(16)	49
Total other comprehensive income (loss)	$(17)	$(15)	$(32)

In the second quarter of 2020 and 2019, the noncontrolling interests’ comprehensive income was none and $1 million, respectively, which consisted of net income.

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended April 28, 2019	Amount	Credit	Amount
Cumulative translation adjustment	$(244)		$(244)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(14)	$3	(11)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(5)	1	(4)
Net unrealized gain (loss) on derivatives	(19)	4	(15)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	20	(4)	16
Net unrealized gain (loss) on debt securities	20	(4)	16
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(18)	4	(14)
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	71	(17)	54
Prior service (credit) cost	6	(2)	4
OPEB
Net actuarial gain (loss)	60	(14)	46
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	8	(2)	6
Prior service (credit) cost	(36)	8	(28)
Net unrealized gain (loss) on retirement benefits adjustment	91	(23)	68
Total other comprehensive income (loss)	$(152)	$(23)	$(175)

* These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

In the first six months of 2020 and 2019, the noncontrolling interests’ comprehensive income was $2 million and $3 million, respectively, which consisted of net income.

(6)  Dividends Declared and Paid

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended		Six Months Ended
	May 3	April 28	May 3	April 28
	2020	2019	2020	2019
Dividends declared	$.76	$.76	$1.52	$1.52
Dividends paid	$.76	$.76	$1.52	$1.45

(7)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Six Months Ended
	May 3	April 28	May 3	April 28
	2020	2019	2020	2019
Net income attributable to Deere & Company	$666	$1,135	$1,182	$1,633
Average shares outstanding	313.2	317.9	313.3	318.1
Basic per share	$2.13	$3.57	$3.77	$5.13

Average shares outstanding	313.2	317.9	313.3	318.1
Effect of dilutive share-based compensation	3.0	4.3	3.4	4.3
Total potential shares outstanding	316.2	322.2	316.7	322.4
Diluted per share	$2.11	$3.52	$3.73	$5.07

During the second quarter and first six months of 2020, 1.0 million shares and .6 million shares, respectively, were excluded from the computation because the incremental shares would have been antidilutive. During the second quarter and first six months of 2019, .6 million shares and .6 million shares, respectively, were excluded from the above per share computation.

(8)  Pension and Other Postretirement Benefits

The Company has several defined benefit pension plans and postretirement benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	May 3	April 28	May 3	April 28
	2020	2019	2020	2019
Service cost	$77	$66	$161	$132
Interest cost	87	111	174	222
Expected return on plan assets	(204)	(200)	(409)	(400)
Amortization of actuarial loss	62	36	124	71
Amortization of prior service cost	3	3	6	6
Settlements	3		6
Net cost	$28	$16	$62	$31

The worldwide components of net periodic OPEB cost consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	May 3	April 28	May 3	April 28
	2020	2019	2020	2019
Service cost	$12	$10	$24	$20
Interest cost	35	53	72	107
Expected return on plan assets	(12)	(9)	(24)	(18)
Amortization of actuarial loss	7	3	14	8
Amortization of prior service credit	(1)	(18)	(2)	(36)
Curtailments			21
Net cost	$41	$39	$105	$81

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

During the first six months of 2020, the Company contributed approximately $42 million to its pension plans and $66 million to its OPEB plans. The Company presently anticipates contributing an additional $50 million to its pension plans and $69 million to its OPEB plans during the remainder of fiscal year 2020. These contributions primarily include direct benefit payments from Company funds.

(9)  Income Taxes

The lower effective tax rate in the first six months of 2020 primarily resulted from two discrete items. In January 2020, the Company changed the corporate structure of two foreign holding subsidiaries to be indirect branches of Deere & Company. The change in tax status generated a capital loss that will be carried back in the Company’s U.S. income tax return resulting in a $43 million benefit. In addition, a discrete benefit of $28 million was recognized for the excess tax benefits related to vesting or exercise of share-based compensation awards.

The Company’s unrecognized tax benefits at May 3, 2020, November 3, 2019, and April 28, 2019 were $610 million, $553 million, and $285 million. The liability at May 3, 2020, November 3, 2019, and April 28, 2019 consisted of approximately $145 million, $153 million, and $133 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The increase from the prior year primarily relates to the interpretation of a repatriation tax regulation for fiscal year end companies. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(10)  Segment Reporting

Worldwide net sales and revenues, operating profit, and identifiable assets by segment in millions of dollars follow:

	Three Months Ended			Six Months Ended
	May 3	April 28%		May 3	April 28%
	2020	2019	Change	2020	2019	Change
Net sales and revenues:
Agriculture and turf	$5,968	$7,282	-18	$10,455	$11,963	-13
Construction and forestry	2,256	2,991	-25	4,299	5,251	-18
Total net sales	8,224	10,273	-20	14,754	17,214	-14
Financial services	875	886	-1	1,806	1,741	+4
Other revenues	154	183	-16	324	371	-13
Total net sales and revenues	$9,253	$11,342	-18	$16,884	$19,326	-13
Operating profit: *
Agriculture and turf	$794	$1,019	-22	$1,167	$1,367	-15
Construction and forestry	96	347	-72	189	576	-67
Financial services	75	170	-56	254	362	-30
Total operating profit	965	1,536	-37	1,610	2,305	-30
Reconciling items **	(54)	(58)	-7	(133)	(144)	-8
Income taxes	(245)	(343)	-29	(295)	(528)	-44
Net income attributable to Deere & Company	$666	$1,135	-41	$1,182	$1,633	-28

Intersegment sales and revenues:
Agriculture and turf net sales	$8	$10	-20	$15	$18	-17
Construction and forestry net sales					1
Financial services	93	96	-3	159	168	-5

Equipment operations outside the U.S. and Canada:
Net sales	$3,226	$4,141	-22	$6,006	$6,959	-14
Operating profit	184	482	-62	408	658	-38

	May 3	November 3
	2020	2019
Identifiable assets:
Agriculture and turf	$10,378	$10,379
Construction and forestry	9,336	9,387	-1
Financial services	48,664	48,483
Corporate	8,948	4,762	+88
Total assets	$77,326	$73,011	+6

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

Due to the significant, negative effects of COVID on dealers and retail customers, the Company provided short-term payment relief to dealers and retail customers on financing receivables, which includes retail notes, wholesale notes, revolving charge accounts, and sales-type and direct financing leases. The relief was provided in regional programs and case-by-case situations with customers that were generally current in their payment obligations. This relief generally included payment deferrals or reduced financing rates of three months or less. The balance of financing receivables granted relief was approximately 3 percent of the total financing receivable balance at May 3, 2020.

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	May 3, 2020
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$188	$94	$2	$284
Construction and forestry	116	49	18	183
Other:
Agriculture and turf	59	22	1	82
Construction and forestry	62	11		73
Total	$425	$176	$21	$622

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$284	$291	$18,308	$18,883
Construction and forestry	183	144	3,409	3,736
Other:
Agriculture and turf	82	123	7,856	8,061
Construction and forestry	73	35	1,348	1,456
Total	$622	$593	$30,921	32,136
Less allowance for credit losses				195
Total financing receivables – net				$31,941

	November 3, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$138	$73	$1	$212
Construction and forestry	79	29	4	112
Other:
Agriculture and turf	39	19	1	59
Construction and forestry	26	7		33
Total	$282	$128	$6	$416

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$212	$268	$18,931	$19,411
Construction and forestry	112	127	3,450	3,689
Other:
Agriculture and turf	59	28	8,986	9,073
Construction and forestry	33	26	1,496	1,555
Total	$416	$449	$32,863	33,728
Less allowance for credit losses				150
Total financing receivables – net				$33,578

	April 28, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$139	$73	$1	$213
Construction and forestry	90	40	1	131
Other:
Agriculture and turf	33	16		49
Construction and forestry	19	4		23
Total	$281	$133	$2	$416

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$213	$293	$17,644	$18,150
Construction and forestry	131	124	3,120	3,375
Other:
Agriculture and turf	49	67	7,861	7,977
Construction and forestry	23	10	1,331	1,364
Total	$416	$494	$29,956	30,866
Less allowance for credit losses				182
Total financing receivables – net				$30,684

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Three Months Ended May 3, 2020
Allowance:
Beginning of period balance	$88	$40	$29	$157
Provision	58	20	7	85
Write-offs	(24)	(23)	(2)	(49)
Recoveries	3	6		9
Translation adjustments	(6)		(1)	(7)
End of period balance *	$119	$43	$33	$195

Six Months Ended May 3, 2020
Allowance:
Beginning of period balance	$89	$40	$21	$150
Provision	74	18	14	106
Write-offs	(41)	(29)	(4)	(74)
Recoveries	5	14	1	20
Translation adjustments	(8)		1	(7)
End of period balance *	$119	$43	$33	$195
Financing receivables:
End of period balance	$22,619	$3,454	$6,063	$32,136
Balance individually evaluated **	$157		$83	$240

* Individual allowances were not significant.

** Remainder is collectively evaluated.

The negative economic effects related to COVID and other macroeconomic issues have significantly affected certain retail borrowers, particularly of construction equipment. As a result, the allowance for credit losses increased $38 million in the second quarter of 2020 reflecting estimated credit losses inherent in the financing receivables.

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
May 3, 2020*
Receivables with specific allowance ***	$106	$104	$23	$113
Receivables without a specific allowance **	35	34		38
Total	$141	$138	$23	$151
Agriculture and turf	$113	$111	$18	$121
Construction and forestry	$28	$27	$5	$30

November 3, 2019*
Receivables with specific allowance **	$40	$39	$13	$40
Receivables without a specific allowance **	32	31		37
Total	$72	$70	$13	$77
Agriculture and turf	$49	$48	$8	$52
Construction and forestry	$23	$22	$5	$25

April 28, 2019*
Receivables with specific allowance **	$35	$34	$14	$36
Receivables without a specific allowance **	37	35		39
Total	$72	$69	$14	$75
Agriculture and turf	$54	$53	$11	$57
Construction and forestry	$18	$16	$3	$18

*  Finance income recognized was not material.

** Primarily retail notes.

***  Primarily retail notes and wholesale receivables.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first six months of 2020, the Company identified 259 receivable contracts, primarily wholesale receivables in Argentina, as troubled debt restructurings with aggregate balances of $94 million pre-modification and $83 million post-modification. The short-term payment relief related to COVID, mentioned earlier, did not meet the definition of a troubled debt restructuring. During the first six months of 2019, there were 219 financing receivable contracts, primarily retail notes, identified as troubled debt restructurings with aggregate balances of $7 million pre-modification and $7 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At May 3, 2020, the Company had commitments to lend approximately $13 million to borrowers whose accounts were modified in troubled debt restructurings.

(12)  Securitization of Financing Receivables

The Company, as a part of its overall funding strategy, periodically transfers certain financing receivables (retail notes) into VIEs that are special purpose entities (SPEs), or non-VIE banking operations, as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes did not meet the accounting criteria for sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. Use of the assets held by the SPEs or the non-VIEs is restricted by terms of the documents governing the securitization transactions.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $3,017 million, $2,895 million, and $2,771 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,977 million, $2,847 million, and $2,693 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $542 million, $491 million, and $671 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $515 million, $465 million, and $631 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,221 million, $1,079 million, and $1,477 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,154 million, $1,015 million, and $1,382 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

May 3, 2020
Carrying value of liabilities	$1,154
Maximum exposure to loss	1,221

The total assets of unconsolidated VIEs related to securitizations were approximately $37 billion at May 3, 2020.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	May 3	November 3	April 28
	2020	2019	2019
Financing receivables securitized (retail notes)	$4,703	$4,395	$4,826
Allowance for credit losses	(18)	(12)	(12)
Other assets	95	82	105
Total restricted securitized assets	$4,780	$4,465	$4,919

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	May 3	November 3	April 28
	2020	2019	2019
Short-term securitization borrowings	$4,640	$4,321	$4,702
Accrued interest on borrowings	6	6	4
Total liabilities related to restricted securitized assets	$4,646	$4,327	$4,706

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At May 3, 2020, the maximum remaining term of all securitized retail notes was approximately seven years.

(13)  Inventories

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	May 3	November 3	April 28
	2020	2019	2019
Raw materials and supplies	$2,394	$2,285	$2,424
Work-in-process	722	747	873
Finished goods and parts	4,646	4,613	5,729
Total FIFO value	7,762	7,645	9,026
Less adjustment to LIFO value	1,591	1,670	1,865
Inventories	$6,171	$5,975	$7,161

(14)  Goodwill and Other Intangible Assets–Net

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Goodwill at October 28, 2018	$583	$2,518	$3,101
Translation adjustments and other	(2)	(74)	(76)
Goodwill at April 28, 2019	$581	$2,444	$3,025

Goodwill at November 3, 2019	$574	$2,343	$2,917
Translation adjustments and other	(9)	9
Goodwill at May 3, 2020	$565	$2,352	$2,917

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	May 3	November 3	April 28
	2020	2019	2019
Amortized intangible assets:
Customer lists and relationships	$509	$511	$528
Technology, patents, trademarks, and other	1,006	1,028	1,059
Total at cost	1,515	1,539	1,587
Less accumulated amortization *	327	282	234
Total	1,188	1,257	1,353
Unamortized intangible assets:
In-process research and development	123	123	123
Other intangible assets – net	$1,311	$1,380	$1,476

*   Accumulated amortization at May 3, 2020, November 3, 2019, and April 28, 2019 for customer lists and relationships totaled $93 million, $77 million, and $62 million and technology, patents, trademarks, and other totaled $234 million, $205 million, and $172 million, respectively.

The amortization of other intangible assets in the second quarter and the first six months of 2020 was $26 million and $51 million and for 2019 was $29 million and $57 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2020 – $50, 2021 – $100, 2022 – $99, 2023 – $97, and 2024 – $95.

As outlined in the 2019 Form 10-K, goodwill is tested for impairment annually and when events or circumstances change such that it is more likely than not that the fair value of a reporting unit is reduced below its carrying value. The annual measurement date is the end of the third quarter. In the second quarter of 2020, for each significant reporting unit the Company reviewed previous fair value analyses considering the uncertain and unknown economic effects of COVID. The Company concluded that an impairment was not required.

The intangible assets subject to amortization were also considered to determine if the carrying amount may not be recoverable. The Company concluded the carrying amount would be recovered based on current estimates. These positions will be evaluated in future quarters, as necessary.

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

The lease expense by type consisted of the following in millions of dollars:

	Three Months Ended	Six Months Ended
	May 3, 2020	May 3, 2020
Operating lease expense	$31	$63
Short-term lease expense	6	10
Variable lease expense	10	20
Finance lease:
Depreciation expense	2	7
Interest on lease liabilities	1	1
Total lease expense	$50	$101

Operating and finance lease right of use assets and liabilities follow in millions of dollars:

May 3, 2020
Operating leases
Other assets	$341
Accounts payable and accrued expenses	319

Finance leases
Property and equipment — net	$43

Short-term borrowings	13
Long-term borrowings	26
Total finance lease liabilities	$39

The weighted-average remaining lease term in years and discount rates follows:

May 3, 2020
Weighted-average remaining lease terms:
Operating leases	7
Finance leases	3

Weighted-average discount rate:
Operating leases	2.4%
Finance leases	2.9%

Lease payment amounts in each of the next five years at May 3, 2020 follow in millions of dollars:

	Operating	Finance
Due in:	Leases	Leases
Remainder of 2020	$59	$7
2021	79	13
2022	67	10
2023	46	5
2024	35	3
2025	19	1
Later years	35	3
Total lease payments	340	42
Less imputed interest	21	3
Total lease liabilities	$319	$39

Future minimum lease payments under the previous lease standard for operating and finance leases at November 3, 2019 follow in millions of dollars:

	Operating	Capital
Due in:	Leases	Leases
2020	$111	$12
2021	77	10
2022	56	6
2023	39	2
2024	28	1
Later years	26	1
Total minimum lease payments	$337	$32

Cash paid for amounts included in the measurement of lease liabilities:

Six Months Ended
May 3, 2020
Operating cash flows from operating leases	$64
Operating cash flows from finance leases	1
Financing cash flows from finance leases	9

Right of use assets obtained in exchange for lease liabilities:

Six Months Ended
May 3, 2020
Operating leases	$10
Finance leases	18

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

The Company estimates the residual values for operating leases at lease inception based on several factors, including lease term, expected hours of usage, historical wholesale sale prices, return experience, intended use of the equipment, market dynamics and trends, and dealer residual guarantees. The Company reviews residual value estimates during the lease term and tests the carrying value of its operating lease assets for impairment when events or circumstances necessitate. The depreciation is adjusted on a straight-line basis over the remaining lease term if residual value estimates decline. Lease agreements include usage limits and specifications on machine condition, which allow the Company to assess lessees for excess use or damages to the underlying equipment. In the second quarter of 2020, the Company recorded impairment losses on operating leases of $22 million due to higher expected equipment return rates and lower estimated values of used construction equipment. Operating lease impairments are recorded in “Other operating expenses.”

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

Due to the significant, negative effects of COVID, the Company provided short-term relief to lessees during the second quarter of 2020. The relief, which included payment deferrals of three months or less, was provided in regional programs and on a case-by-case basis and primarily related to construction accounts. The operating leases granted relief represented approximately 2 percent of the Company’s operating lease portfolio at May 3, 2020. See Note 11 for sales-type and direct finance leases provided payment relief.

Lease revenues earned by the Company were as follows in millions of dollars:

	Three Months Ended	Six Months Ended
	May 3, 2020	May 3, 2020
Sales-type and direct finance lease revenues	$32	$68
Operating lease revenues	369	743
Variable lease revenues	6	11
Total lease revenues	$407	$822

At the time of accepting a lease that qualifies as a sales-type or direct financing lease, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment, and unearned finance income. The unearned finance income is recognized as revenue over the lease term using the interest method.

Sales-type and direct financing lease receivables by product category were as follows in millions of dollars:

	May 3	November 3
	2020	2019
Agriculture and turf	$792	$897
Construction and forestry	923	1,033
Total	1,715	1,930
Guaranteed residual values	175	232
Unguaranteed residual values	92	101
Less unearned finance income	197	212
Financing leases receivables	$1,785	$2,051

Scheduled payments, including guaranteed residual values, on sales-type and direct financing lease receivables at May 3, 2020 follow in millions of dollars:

May 3
Due in:	2020
Remainder of 2020	$460
2021	670
2022	409
2023	213
2024	103
2025	27
Later years	8
Total	$1,890

Scheduled payments on financing lease receivables under the previous lease standard at November 3, 2019 follow in millions of dollars:

November 3
Due in:	2019
2020	$833
2021	557
2022	321
2023	153
2024	53
Later years	13
Total	$1,930

Lease payments from operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the terms of the leases.

The cost of equipment on operating leases by product category was as follows in millions of dollars:

	May 3	November 3
	2020	2019
Agriculture and turf	$7,080	$7,257
Construction and forestry	2,097	2,165
Total	9,177	9,422
Less accumulated depreciation	1,932	1,855
Equipment on operating leases - net	$7,245	$7,567

The total operating lease residual values at May 3, 2020 and November 3, 2019 were $5,181 million and $5,259 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $633 million and $647 million at May 3, 2020 and November 3, 2019, respectively.

Lease payments for equipment on operating leases at May 3, 2020 were scheduled as follows in millions of dollars:

May 3
Due in:	2020
Remainder of 2020	$563
2021	932
2022	573
2023	282
2024	107
2025	7
Total	$2,464

Rental payments for equipment on operating leases under the previous lease standard at November 3, 2019 were scheduled as follows in millions of dollars:

November 3
Due in:	2019
2020	$1,086
2021	759
2022	419
2023	193
2024	41
Total	$2,498

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. In the second quarter of 2020, the Company recorded impairment losses on matured operating lease inventory of $10 million due to lower estimated values of used construction equipment. Impairment losses on matured operating lease inventory are included in “Other operating expenses.”

The matured operating lease inventory balances at May 3, 2020 and November 3, 2019 were $104 million and $163 million, respectively.

(16)  Commitments and Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $602 million and $525 million at May 3, 2020 and April 28, 2019, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended		Six Months Ended
	May 3	April 28	May 3	April 28
	2020	2019	2020	2019
Beginning of period balance	$1,792	$1,687	$1,800	$1,652
Payments	(223)	(234)	(453)	(462)
Amortization of premiums received	(51)	(56)	(110)	(111)
Accruals for warranties	210	256	432	510
Premiums received	69	69	134	134
Foreign exchange	(30)	(8)	(36)	(9)
End of period balance	$1,767	$1,714	$1,767	$1,714

At May 3, 2020, the Company had approximately $321 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At May 3, 2020, the Company had accrued losses of approximately $12 million under these agreements. The maximum remaining term of the receivables guaranteed at May 3, 2020 was approximately six years.

At May 3, 2020, the Company had commitments of approximately $254 million for the construction and acquisition of property and equipment. Also, at May 3, 2020, the Company had restricted assets of $75 million, primarily as collateral for borrowings and restricted other assets. See Note 12 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $45 million at May 3, 2020. The accrued liability for these contingencies was not material at May 3, 2020.

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

The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	May 3, 2020		November 3, 2019		April 28, 2019
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables – net:
Equipment operations	$118	$111	$65	$61	$102	$95
Financial services	27,138	27,317	29,130	29,106	25,768	25,697
Total	$27,256	$27,428	$29,195	$29,167	$25,870	$25,792

Financing receivables securitized – net:
Equipment operations	$37	$35	$44	$43	$59	$57
Financial services	4,648	4,722	4,339	4,362	4,755	4,726
Total	$4,685	$4,757	$4,383	$4,405	$4,814	$4,783

Short-term securitization borrowings:
Equipment operations	$37	$37	$44	$45	$58	$58
Financial services	4,603	4,632	4,277	4,302	4,644	4,653
Total	$4,640	$4,669	$4,321	$4,347	$4,702	$4,711

Long-term borrowings due within one year: **
Equipment operations	$480	$477	$642	$645	$982	$987
Financial services	6,587	6,609	6,786	6,788	5,321	5,305
Total	$7,067	$7,086	$7,428	$7,433	$6,303	$6,292

Long-term borrowings: **
Equipment operations	$9,921	$11,192	$5,415	$6,138	$4,679	$5,110
Financial services	24,377	24,537	24,814	25,122	23,576	23,805
Total	$34,298	$35,729	$30,229	$31,260	$28,255	$28,915

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow*:

	May 3	November 3	April 28
	2020	2019	2019
Level 1:
Marketable securities
International equity securities ***	$2
Equity fund ***	62	$59	$58
U.S. government debt securities	50	50	44
Total Level 1 marketable securities	114	109	102

Level 2:
Marketable securities
U.S. government debt securities	104	81	73
Municipal debt securities	63	60	55
Corporate debt securities	177	165	148
International debt securities	2	5	9
Mortgage-backed securities **	165	160	154
Total Level 2 marketable securities	511	471	439
Other assets
Derivatives:
Interest rate contracts	842	363	139
Foreign exchange contracts	92	20	99
Cross-currency interest rate contracts	17	1	2
Total Level 2 other assets	951	384	240
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	131	65	165
Foreign exchange contracts	68	71	48
Cross-currency interest rate contracts		3	2
Total Level 2 accounts payable and accrued expenses	199	139	215

Level 3:
Marketable securities
International debt securities	1	1	4

* Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds and time deposits.

**  Primarily issued by U.S. government sponsored enterprises.

***During the second quarter of 2020 and 2019, net unrealized gains/(losses) on equity securities of $(8) million and $5 million, respectively, were recorded in “Other income.” During the first six months of 2020 and 2019, net unrealized gains/(losses) on equity securities were $(2) million and $5 million, respectively.

The contractual maturities of debt securities at May 3, 2020 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$21	$17
Due after one through five years	98	102
Due after five through 10 years	99	109
Due after 10 years	157	169
Mortgage-backed securities	156	165
Debt securities	$531	$562

Fair value, recurring Level 3 measurements from available-for-sale marketable securities in millions of dollars follow:

	Three Months Ended		Six Months Ended
	May 3	April 28	May 3	April 28
	2020	2019	2020	2019
Beginning of period balance	$1	$6	$1	$8
Principal payments		(2)		(5)
Other				1
End of period balance	$1	$4	$1	$4

Fair value, nonrecurring measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended		Six Months Ended
	May 3	November 3	April 28	May 3	April 28	May 3	April 28
	2020	2019	2019	2020	2019	2020	2019
Equipment on operating leases – net	$371	$855		$22		$22
Property and equipment – net	$70			$62		$62
Investments in unconsolidated affiliates	$10			$20		$20
Other assets	$59	$142		$10		$10

*  See financing receivables with specific allowances in Note 11. The fair value measurement for the investment in unconsolidated affiliates was Level 1. The other fair value measurements were Level 3.

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

Equipment on Operating Leases – Net – The impairments are based on an income approach (discounted cash flow), using the contractual payments, plus estimates of return rates and equipment sale price at lease maturity. Inputs include historic return rates and realized sales values (see Note 21).

Property and Equipment – Net – The impairments are measured at the lower of the carrying amount, or fair value. The valuations were based on a cost approach. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence (see Note 21).

Investment in Unconsolidated Affiliates – Other than temporary impairments for investments measured as the difference between the implied fair value and the carrying value of the investments. The fair value for publicly traded entities is the share price multiplied by the shares owned (see Note 21).

Other Assets – The impairments are measured at the fair value of the matured operating lease inventory. The valuations were based on a market approach. The inputs include sales of comparable assets (see Note 21).

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

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at May 3, 2020, November 3, 2019, and April 28, 2019 were $2,450 million, $3,150 million, and $2,800 million, respectively. Fair value gains or losses on cash flow hedges were recorded in OCI and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at May 3, 2020 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $17 million after-tax. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at May 3, 2020, November 3, 2019, and April 28, 2019 were $8,983 million, $8,717 million, and $9,464 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships in millions of dollars follow:

		Cumulative Increase (Decrease) of Fair
		Value Hedging Adjustments Included in
		the Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
	Hedged Item	Relationships	Relationships	Total
May 3, 2020
Long-term borrowings due within one year*	$214		$(2)	$(2)
Long-term borrowings	9,496	$726	36	762

November 3, 2019
Long-term borrowings due within one year*	$412	$(1)	$(4)	$(5)
Long-term borrowings	8,532	295	(32)	263

April 28, 2019
Long-term borrowings due within one year*	$190	$1	$(4)	$(3)
Long-term borrowings	9,169	(31)	(38)	(69)

* Presented in short-term borrowings

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings, purchases or sales of inventory, and below market retail financing programs. The total notional amounts of these interest rate swaps at May 3, 2020, November 3, 2019, and April 28, 2019 were $7,975 million, $9,166 million, and $7,775 million, the foreign exchange contracts were $4,430 million, $4,962 million, and $7,123 million, and the cross-currency interest rate contracts were $89 million, $92 million, and $98 million, respectively. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	May 3	November 3	April 28
Other Assets	2020	2019	2019
Designated as hedging instruments:
Interest rate contracts	$758	$332	$105
Total designated	758	332	105

Not designated as hedging instruments:
Interest rate contracts	84	31	34
Foreign exchange contracts	92	20	99
Cross-currency interest rate contracts	17	1	2
Total not designated	193	52	135

Total derivative assets	$951	$384	$240

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$30	$28	$125
Total designated	30	28	125

Not designated as hedging instruments:
Interest rate contracts	101	37	40
Foreign exchange contracts	68	71	48
Cross-currency interest rate contracts		3	2
Total not designated	169	111	90

Total derivative liabilities	$199	$139	$215

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	May 3	April 28	May 3	April 28
	2020	2019	2020	2019
Fair Value Hedges:
Interest rate contracts - Interest expense	$415	$141	$511	$274

Cash Flow Hedges:
Recognized in OCI
Interest rate contracts - OCI (pretax)	(15)	(6)	(17)	(14)

Reclassified from OCI
Interest rate contracts - Interest expense	(4)	3	(6)	5

Not Designated as Hedges:
Interest rate contracts - Net sales	$(20)	$(7)	$(24)	$(17)
Interest rate contracts - Interest expense *	1	(10)	3	(18)
Foreign exchange contracts - Cost of sales	81	12	92	7
Foreign exchange contracts - Other operating *	175	80	174	100
Total not designated	$237	$75	$245	$72

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post or receive collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at May 3, 2020, November 3, 2019, and April 28, 2019, was $130 million, $68 million, and $166 million, respectively. In accordance with the limits established in these agreements, the Company received $319 million in cash collateral at May 3, 2020, and $1 million in cash collateral at April 28, 2019. No cash collateral was posted or received at November 3, 2019.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting	Collateral
May 3, 2020	Recognized	Arrangements	Received	Net Amount
Assets	$951	$(125)	$(319)	$507
Liabilities	199	(125)		74

	Gross Amounts	Netting	Collateral
November 3, 2019	Recognized	Arrangements	Received/Paid	Net Amount
Assets	$384	$(70)		$314
Liabilities	139	(70)		69

	Gross Amounts	Netting	Collateral
April 28, 2019	Recognized	Arrangements	Received	Net Amount
Assets	$240	$(99)	$(1)	$140
Liabilities	215	(99)		116

(19)  Stock Option and Restricted Stock Awards

In December 2019, the Company granted stock options to employees for the purchase of 495 thousand shares of common stock at an exercise price of $169.70 per share and a binomial lattice model fair value of $35.83 per share at the grant date. At May 3, 2020, options for 6.6 million shares were outstanding with a weighted-average exercise price of $99.65 per share. The Company also granted 356 thousand restricted stock units to employees and nonemployee directors in the first six months of 2020, of which 289 thousand are subject to service based only conditions and 67 thousand are subject to performance/service based conditions. The weighted-average fair value of the service based only units at the grant date was $168.99 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $160.81 per unit based on the market price of a share of underlying common stock excluding dividends. At May 3, 2020, the Company was authorized to grant an additional 18.4 million shares related to stock option and restricted stock awards.

(20)  Employee-Separation Program

During the first quarter of 2020, the Company announced a broad voluntary employee-separation program for the U.S. salaried workforce that continues the efforts to create a more efficient organization structure and reduce operating costs. The program provided for cash payments based on years of service. The expense was recorded primarily in the period in which the employees irrevocably accepted the separation offer. The program’s total estimated pretax expenses are approximately $138 million, of which $9 million was recorded in the second quarter and $136 million in the first half of 2020. The payments for the program were also substantially made in the first quarter of 2020. Included in the total pretax expense is a non-cash charge of $21 million resulting from a curtailment in certain OPEB plans (see Note 8), which was recorded outside of operating profit in “Other operating expense.” The first half of 2020 expenses that are included in operating profit of $113 million are allocated 36 percent “Cost of sales,” 16 percent “Research and development,” and 48 percent “Selling, administrative and general.” In addition, the expenses are allocated 74 percent to the agriculture and turf operations, 24 percent to the construction and forestry operations, and 2 percent to the financial services operations. Annual savings from these programs are estimated to be approximately $85 million with about $65 million in 2020.

(21)  Impairments

In the second quarter of 2020, the Company recorded non-cash impairment charges as outlined below.

The fixed assets in an asphalt plant factory in Germany were impaired by $62 million pretax and after-tax. The impairment is the result of a decline in forecasted financial performance that indicated it was probable future cash flows would not cover the carrying amount of the net assets. The assets are included in the Company’s construction and forestry operations with the impairment recorded in “Cost of sales.”

The equipment on operating leases and matured operating lease inventory recorded in “Other assets” were impaired by $22 million and $10 million pretax, respectively, with an income tax benefit of approximately $9 million. The impairments were the result of higher expected equipment return rates and lower estimated values of used construction equipment than originally estimated with the probable effect that the future cash flows will not cover the carrying amount of the net assets. The assets are included in the financial services operations with the impairments recorded in “Other operating expenses.”

A minority investment in a construction equipment company headquartered in South Africa was impaired by $20 million pretax and after-tax. The impairment was the result of an other than temporary decline in value and was recorded in “Equity loss of unconsolidated affiliates.”

(22)  Redeemable Noncontrolling Interest

In the second quarter of 2020, the minority interest holder in Hagie Manufacturing Company, LLC exercised its right to sell the remaining 20 percent interest to the Company for $14 million. The arrangement was accounted for as an equity transaction with no gain or loss recorded in the statement of consolidated income. This operation is included in the Company’s agriculture and turf segment.

(23) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended May 3, 2020 and April 28, 2019
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2020	2019	2020	2019
Net Sales and Revenues
Net sales	$8,224	$10,273
Finance and interest income	23	25	$906	$910
Other income	181	213	61	72
Total	8,428	10,511	967	982

Costs and Expenses
Cost of sales	6,294	7,755
Research and development expenses	406	457
Selling, administrative and general expenses	700	795	208	154
Interest expense	83	44	266	312
Interest compensation to Financial Services	73	92
Other operating expenses	21	67	416	344
Total	7,577	9,210	890	810

Income of Consolidated Group before Income Taxes	851	1,301	77	172
Provision for income taxes	228	291	17	52
Income of Consolidated Group	623	1,010	60	120

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	60	121		1
Other	(17)	5
Total	43	126		1
Net Income	666	1,136	60	121
Less: Net income attributable to noncontrolling interests		1
Net Income Attributable to Deere & Company	$666	$1,135	$60	$121

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Six Months Ended May 3, 2020 and April 28, 2019
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2020	2019	2020	2019
Net Sales and Revenues
Net sales	$14,754	$17,214
Finance and interest income	49	49	$1,841	$1,776
Other income	391	428	124	133
Total	15,194	17,691	1,965	1,909

Costs and Expenses
Cost of sales	11,372	13,187
Research and development expenses	831	864
Selling, administrative and general expenses	1,373	1,440	346	275
Interest expense	146	115	541	599
Interest compensation to Financial Services	137	162
Other operating expenses	92	138	824	669
Total	13,951	15,906	1,711	1,543

Income of Consolidated Group before Income Taxes	1,243	1,785	254	366
Provision for income taxes	237	436	58	92
Income of Consolidated Group	1,006	1,349	196	274

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	197	275	1	1
Other	(19)	12
Total	178	287	1	1
Net Income	1,184	1,636	197	275
Less: Net income attributable to noncontrolling interests	2	3
Net Income Attributable to Deere & Company	$1,182	$1,633	$197	$275

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	May 3	November 3	April 28	May 3	November 3	April 28
	2020	2019	2019	2020	2019	2019
Assets
Cash and cash equivalents	$7,466	$3,175	$2,894	$1,434	$682	$590
Marketable securities	3	1	7	623	580	538
Receivables from unconsolidated subsidiaries and affiliates	2,248	2,017	1,091
Trade accounts and notes receivable – net	1,419	1,482	1,608	6,050	5,153	7,554
Financing receivables – net	118	65	101	27,138	29,130	25,769
Financing receivables securitized – net	37	44	59	4,648	4,339	4,755
Other receivables	1,072	1,376	1,325	148	116	166
Equipment on operating leases – net				7,245	7,567	7,040
Inventories	6,171	5,975	7,161
Property and equipment – net	5,642	5,929	5,712	43	44	45
Investments in unconsolidated subsidiaries and affiliates	5,119	5,326	5,187	17	16	16
Goodwill	2,917	2,917	3,025
Other intangible assets – net	1,311	1,380	1,476
Retirement benefits	908	836	1,325	58	58	58
Deferred income taxes	1,796	1,896	1,575	52	57	73
Other assets	1,506	1,158	1,235	1,208	741	636
Total Assets	$37,733	$33,577	$33,781	$48,664	$48,483	$47,240

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$1,398	$987	$1,337	$9,781	$9,797	$10,425
Short-term securitization borrowings	37	44	58	4,603	4,277	4,644
Payables to unconsolidated subsidiaries and affiliates	91	142	200	2,216	1,970	1,057
Accounts payable and accrued expenses	8,416	9,232	9,470	2,149	1,836	1,813
Deferred income taxes	395	414	461	493	568	662
Long-term borrowings	9,947	5,415	4,679	24,377	24,814	23,576
Retirement benefits and other liabilities	5,584	5,912	5,638	101	94	95
Total liabilities	25,868	22,146	21,843	43,720	43,356	42,272

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest (Note 22)		14	14

Stockholders’ Equity
Common stock, $1 par value (issued shares at May 3, 2020 – 536,431,204)	4,713	4,642	4,559	2,114	2,107	2,107
Common stock in treasury	(17,690)	(17,474)	(16,739)
Retained earnings	30,556	29,852	28,709	3,349	3,378	3,228
Accumulated other comprehensive income (loss)	(5,715)	(5,607)	(4,610)	(519)	(358)	(367)
Total Deere & Company stockholders’ equity	11,864	11,413	11,919	4,944	5,127	4,968
Noncontrolling interests	1	4	5
Total stockholders’ equity	11,865	11,417	11,924	4,944	5,127	4,968
Total Liabilities and Stockholders’ Equity	$37,733	$33,577	$33,781	$48,664	$48,483	$47,240

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Six Months Ended May 3, 2020 and April 28, 2019
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2020	2019	2020	2019
Cash Flows from Operating Activities
Net income	$1,184	$1,636	$197	$275
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	9	5	98	32
Provision for depreciation and amortization	515	525	621	557
Impairment charges	82		32
Undistributed earnings of unconsolidated subsidiaries and affiliates	21	30	(1)	(1)
Provision (credit) for deferred income taxes	9	(118)	(70)	(164)
Changes in assets and liabilities:
Trade receivables and Equipment Operations' financing receivables	(80)	(271)
Inventories	(242)	(1,086)
Accounts payable and accrued expenses	(659)	247	30	53
Accrued income taxes payable/receivable	(154)	(344)	(19)	501
Retirement benefits	50	16	8	4
Other	107	68	95	99
Net cash provided by operating activities	842	708	991	1,356

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			10,385	9,894
Proceeds from maturities and sales of marketable securities		5	39	25
Proceeds from sales of equipment on operating leases			898	823
Cost of receivables acquired (excluding trade and wholesale)			(9,885)	(9,423)
Purchases of marketable securities		(2)	(71)	(57)
Purchases of property and equipment	(440)	(490)	(1)	(1)
Cost of equipment on operating leases acquired			(1,304)	(1,341)
Increase in trade and wholesale receivables			(673)	(3,028)
Collateral on derivatives - net		1	319	59
Other	(40)	(52)	(36)	(39)
Net cash used for investing activities	(480)	(538)	(329)	(3,088)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	554	(131)	584	1,701
Change in intercompany receivables/payables	(292)	611	292	(611)
Proceeds from long-term borrowings	4,602	120	2,673	4,112
Payments of long-term borrowings	(152)	(158)	(3,163)	(3,269)
Proceeds from issuance of common stock	70	95
Repurchases of common stock	(263)	(481)
Dividends paid	(481)	(462)	(225)	(312)
Other	(61)	(35)	(13)	(12)
Net cash provided by (used for) financing activities	3,977	(441)	148	1,609

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(58)	(27)	(44)	(8)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	4,281	(298)	766	(131)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,196	3,202	760	813
Cash, Cash Equivalents, and Restricted Cash at End of Period	$7,477	$2,904	$1,526	$682

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are expected to be down about 10 percent for fiscal year 2020 compared to the prior year. Industry sales in Europe are forecast to be 5 to 10 percent lower in 2020. South American industry sales of tractors and combines are projected to be down 10 to 15 percent. Asian industry sales are forecast to be down moderately in 2020. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about 10 percent lower in 2020. The Company’s agriculture and turf segment sales decreased 18 percent in the second quarter and 13 percent for the first six months. Construction equipment industry sales in North America for 2020 are expected to decline 20 to 30 percent. In forestry, global industry sales are expected to be 15 to 20 percent lower. The Company’s construction and forestry segment sales decreased 25 percent in the second quarter and 18 percent in the first six months.

COVID Effects and Actions

During the second quarter of 2020 the effects of COVID and the related actions of governments and other authorities to contain COVID, including travel bans, shelter in place guidelines, shutdown orders, actions necessary to regularly clean facilities, and conforming with social distancing guidelines have significantly affected the Company’s operations, results, cash flows, and forecasts.

The U.S. government and many other governments in countries where the Company operates have designated the Company an essential critical infrastructure business. This designation allows the Company to operate in support of its customers to the extent possible.

The Company’s first priority in addressing the effects of COVID is the health, safety, and overall welfare of its employees. The Company activated previously established business continuity plans and proactively implemented health and safety measures at its operations around the world. These measures include employee health screening, using personal protective equipment, enhanced cleaning and sanitation efforts, reworking factory layouts and staggered production schedules to conform with social distancing recommendations, eliminating all non-essential travel through at least June 30, 2020, and transitioning most of the non-factory workforce to work-at-home arrangements.

The economic effects of COVID have reduced customer demand for many of the Company’s products and services, particularly small agriculture, turf, construction, forestry, and roadbuilding equipment (see Note 4), which resulted in lower shipment volumes. Certain of the Company’s factories have been subject to voluntary or government mandated temporary shutdowns, or were briefly idled due to component shortages, which reduced production capacity. These temporary shutdowns occurred primarily in Argentina, Brazil, France, and India. Suppliers in the U.S., Mexico, India, and Southern Europe have also been significantly affected by government and voluntary actions to limit the spread of COVID resulting in delivery delays, at times significant delays, or the inability to meet delivery requirements of critical raw material, parts, and components. The Company’s efforts to address these effects of COVID have resulted in operational inefficiencies. In addition, measures were taken for aggressively decreasing operational and selling, administrative, and general expenses with targeted reductions to research and development spending. Additional information is presented in the “Business Segment and Geographic Results.”

Most of the independent, third-party and Company owned dealers that sell and service the Company’s equipment and repair parts have also been designated as critical businesses. Those dealers are following government and health organization safety guidance, while continuing to provide sales and service to equipment users, especially farmers and essential use construction equipment. The available digital tools and connected support abilities incorporated into several products have allowed the dealers to remotely service many customer machines while maintaining appropriate social distancing protocols. These measures have helped customers continue the essential work of promoting food security and providing critical infrastructure.

The Company and its employees are also taking actions to strengthen social safety nets in communities where the Company operates throughout the world. These include making donations of face shields and coverings to health-care workers and first responders, along with contributing financial support to local food banks and Red Cross chapters.

In addition, the Company took significant measures in the second quarter of 2020 to strengthen its financial position. Cash and cash equivalents increased to $8,900 million at May 3, 2020. In fiscal April, the Company issued notes in the U.S. with aggregate principal totaling $2,250 million that are due from 2025 to 2050. The Company likewise issued Euro-Medium-Term notes with aggregate principal totaling €2,000 million (approximately $2,170 million) that are due from 2024 to 2032. The Company also renewed its revolving credit facilities in the aggregate amount of $8,000 million on terms substantially similar, in all material respects, to the terms in the previous agreements. As of May 3, 2020, these revolving credit facilities were undrawn. To further strengthen its liquidity position, the Company suspended repurchases of its own common stock, eliminated a planned fourth quarter voluntary contribution of $300 million to a U.S. OPEB plan, and reduced planned capital expenditures. Additional information is presented in the “Capital Resources and Liquidity” section.

When the financial effects of COVID on the Company’s distribution channel and equipment user customers started to appear, actions were taken to re-evaluate credit positions, work closely with those customers to understand potential liquidity concerns, and, if necessary, provide short-term payment relief on obligations owed to the Company. The payment relief provided on balances of trade receivables and financing receivables, and operating lease payments outstanding at May 3, 2020 was about 10 percent, 3 percent, and 2 percent of the portfolio balances, respectively. The allowance for credit losses was adjusted by $38 million in the second quarter of 2020 for additional losses estimated to be inherent in the Company’s financing receivables primarily related to construction equipment lending. Additional information is presented in Notes 4 and 11.

Due to the financial effects of COVID and other macroeconomic issues, the Company recognized impairments in the second quarter of $114 million pretax (see Note 21). The future financial effects of COVID are unknown due to many factors. These factors include uncertainty of the effectiveness of governmental actions to address COVID, including health, monetary, and fiscal policies, the effect of elevated levels of sovereign and state debt, capital market disruptions, changes in demand and pricing for new and used equipment, trade agreements, other geopolitical events, significant fluctuations in foreign currency exchange rates, and volatility in the price of many commodities. As a result, predicting the Company’s forecasted financial performance is difficult and subject to many assumptions. Further meaningful declines in the forecasted performance could result in additional impairments in future periods.

The Company has sought to safeguard the health and well-being of employees while fulfilling its obligation as an essential business serving customers throughout the world. This proactive approach has kept employees safe and production facilities and parts distribution centers largely operational during this period. The Company remains committed to offering a full suite of advanced digital tools that give customers unique capabilities and help them perform their work more efficiently and profitably. Management’s goal is to successfully manage the pandemic’s effects and strengthen its position serving customers in the future.

2020 Compared with 2019

The following table provides the net income attributable to Deere & Company in millions of dollars and diluted earnings per share in dollars:

	Three Months Ended		Six Months Ended
	May 3	April 28	May 3	April 28
	2020	2019	2020	2019
Net income attributable to Deere & Company	$666	$1,135	$1,182	$1,633
Diluted earnings per share	2.11	3.52	3.73	5.07

In the second quarter, the Company recorded impairments totaling $114 million pretax and approximately $105 million after-tax related to certain fixed assets, operating lease equipment, and a minority investment in a construction equipment company headquartered in South Africa (see Note 21).

The voluntary employee-separation program’s total pretax expenses were $9 million and $136 million recognized in the second quarter and first half of 2020, respectively. Included in first half of 2020 expense was $23 million for items excluded from operating profit and $3 million recorded by the financial services operations. Annual estimated savings from the separation program are approximately $85 million, with about $65 million expected in 2020 (see Note 20). Discrete income tax benefits also affected the first six months’ net income (see Note 9).

The worldwide net sales and revenue, price realization, and the effect of currency translation for worldwide, U.S. and Canada, and outside U.S. and Canada in millions of dollars follows:

	Three Months Ended			Six Months Ended
	May 3	April 28%		May 3	April 28%
	2020	2019	Change	2020	2019	Change
Worldwide net sales and revenues	$9,253	$11,342	-18	$16,884	$19,326	-13
Worldwide equipment operations net sales	8,224	10,273	-20	14,754	17,214	-14
Price realization			+1			+2
Currency translation (unfavorable)			-2			-2

U.S. and Canada equipment operations net sales	4,998	6,132	-18	8,748	10,255	-15
Price realization			+1			+1

Outside U.S. and Canada equipment operations net sales	3,226	4,141	-22	6,006	6,959	-14
Price realization			+2			+2
Currency translation (unfavorable)			-5			-4

The Company’s equipment operations operating profit and net income and financial services operations net income follow in millions of dollars:

	Three Months Ended			Six Months Ended
	May 3	April 28%		May 3	April 28%
	2020	2019	Change	2020	2019	Change
Equipment operations operating profit	$890	$1,366	-35	$1,356	$1,943	-30
Equipment operations net income	623	1,010	-38	1,006	1,349	-25
Financial services net income	60	121	-50	197	275	-28

The discussion on net sales and operating profit are included in the Business Segment Results below.

Business Segment Results

Agriculture and Turf. The agriculture and turf segment results in millions of dollars follow:

	Three Months Ended			Six Months Ended
	May 3	April 28%		May 3	April 28%
	2020	2019	Change	2020	2019	Change
Net sales	$5,968	$7,282	-18	$10,455	$11,963	-13
Operating profit	794	1,019	-22	1,167	1,367	-15
Operating margin	13.3%	14.0%		11.2%	11.4%

Agriculture and turf sales decreased for the second quarter due to lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. Operating profit declined for the quarter primarily due to lower shipment volumes / sales mix, along with the unfavorable effects of foreign currency exchange. These factors were partially offset by price realization, lower selling, administrative, and general expenses, reduced production costs, and lower research and development expenses.

Agriculture & Turf Operating Profit

Second Quarter 2020 compared to Second Quarter 2019

$ in millions

$1,019
($439)
$108
($58)
$5
$74
$130
($45)
$794
Second Quarter 2019
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Other
Second Quarter 2020

Sales for the first six months decreased mainly as a result of lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. Operating profit for the first six months declined primarily resulting from lower shipment volumes / sales mix, voluntary employee-separation expenses, and the unfavorable effects of currency exchange. Partially offsetting these factors were price realization, lower production costs, decreased selling, administrative, and general expenses, and reduced research and development expenses.

Agriculture & Turf Operating Profit

First Six Months 2020 compared to First Six Months 2019

$ in millions

$1,367
($554)
$240
($45)
$35
$139
$134
($83)
($66)
$1,167
2019
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Voluntary Separation
Other
2020

Construction and Forestry. The construction and forestry segment results in millions of dollars follow:

	Three Months Ended			Six Months Ended
	May 3	April 28%		May 3	April 28%
	2020	2019	Change	2020	2019	Change
Net sales	$2,256	$2,991	-25	$4,299	$5,251	-18
Operating profit	96	347	-72	189	576	-67
Operating margin	4.3%	11.6%		4.4%	11.0%

Construction & Forestry sales declined for the second quarter mainly due to lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. Second quarter operating profit deteriorated largely due to lower shipment volumes / sales mix, impairments in certain fixed assets and a minority investment in a construction equipment company headquartered in South Africa (see Note 21), and the unfavorable effects of foreign currency exchange, partially offset by lower production costs and price realization.

Construction & Forestry Operating Profit

Second Quarter 2020 compared to Second Quarter 2019

$ in millions

$347
($192)
$32
($29)
($4)
$53
$6
($82)
($35)
$96
Second Quarter 2019
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Impairment
Other
Second Quarter 2020

The segment’s six month sales also decreased due to lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. The first six month’s operating profit moved lower mainly due to reduced shipment volumes / sales mix, impairments in certain fixed assets and a minority investment in a construction equipment company (see Note 21), voluntary employee-separation expenses, and the unfavorable effects of currency exchange, partially offset by lower production costs and price realization.

Construction & Forestry Operating Profit

First Six Months 2020 compared to First Six Months 2019

$ in millions

$576
($310)
$47
($24)
($15)
$52
$1
($27)
($82)
($29)
$189
2019
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Voluntary Separation
Impairment
Other
2020

Financial Services. The financial services segment revenue, interest expense, and operating profit in millions of dollars, along with the ratio of earnings to fixed charges follow:

	Three Months Ended			Six Months Ended
	May 3	April 28%		May 3	April 28%
	2020	2019	Change	2020	2019	Change
Revenue (including intercompany revenue)	$967	$982	-2	$1,965	$1,909	+3
Interest expense	266	312	-15	541	599	-10
Operating profit	75	170	-56	254	362	-30
Consolidated ratio of earnings to fixed charges	1.29	1.55	-17	1.47	1.61	-9

Financial services operating profit decreased for the quarter and first six months primarily due to a higher provision for credit losses and increased losses and impairments on lease residual values, partially offset by income earned on a higher average portfolio. Both periods were affected by unfavorable financing spreads. The average balance of receivables and leases financed was 3 percent higher in the second quarter and 5 percent higher in the first six months of 2020, compared with the same periods last year. Interest expense decreased in the second quarter and first six months of 2020 primarily as a result of lower average borrowing rates, partially offset by higher average borrowings.

The cost of sales to net sales ratio and other significant statement of consolidated income changes not previously discussed follow:

	Three Months Ended			Six Months Ended
	May 3	April 28%		May 3	April 28%
	2020	2019	Change	2020	2019	Change
Cost of sales to net sales	76.5%	75.5%		77.1%	76.6%

Research and development expenses	$406	$457	-11	$831	$864	-4
Selling, administrative and general expenses	906	947	-4	1,715	1,710
Other operating expenses	377	359	+5	792	711	+11

The cost of sales to net sales ratio increased in the second quarter primarily due to the unfavorable effects of foreign currency exchange, impairment of fixed assets of an asphalt plant factory (see Note 21), and a less favorable product mix, partially offset by lower production costs and price realization. This ratio also increased in the first six months largely resulting from the unfavorable effects of currency exchange, the previously mentioned impairment, voluntary employee-separation expenses, and a less favorable product mix, partially offset by price realization and lower production costs. Research and development expenses decreased in both periods with targeted project reductions related to COVID spending adjustments. Selling, administrative and general expenses decreased in the second quarter primarily due to spending reductions and lower dealer commissions, partially offset by an increase in the provision for credit losses (see Note 11). These expenses for the first six months were about the same as 2019. Spending reductions, lower incentive compensation, and the favorable effects of foreign currency translation were offset by a higher provision for credit losses and voluntary employee-separation expenses (see Note 20). Other operating expenses increased in both periods primarily due to higher depreciation on operating leases and losses and impairments on operating lease residual values, partially offset by the favorable effects of foreign currency translation.

Market Conditions

●	Agriculture and Turf. Industry sales of agricultural equipment are expected to decrease about 10 percent from 2019 for the U.S. and Canada, while sales in Europe are expected to be down 5 to 10 percent. South American industry sales of tractors and combines are projected to be down 10 to 15 percent. Asian industry sales are forecast to decrease moderately due in large part to the pandemic related shutdown in India. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be down about 10 percent for 2020.
●	Construction and Forestry. Industry construction equipment sales in North America are expected to decline by 20 to 30 percent for 2020. In forestry, global industry sales are expected to be down 15 to 20 percent due to weaker demand in North America and Russia.
●	Financial Services. Full year 2020 results are expected to decline due to a higher provision for credit losses and less-favorable financing spreads, partially offset by lower losses and impairments on operating lease residual values.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview,” “Market Conditions,” and other forward-looking statements herein that relate to future events, expectations, and trends involve factors that are subject to change, and risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses.

The Company’s agricultural equipment business is subject to a number of uncertainties including the factors that affect farmers’ confidence and financial condition. These factors include demand for agricultural products, world grain stocks, weather conditions, soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, trade restrictions and tariffs (e.g., China), global trade agreements (e.g., the United States-Mexico-Canada Agreement), the level of farm product exports (including concerns about genetically modified organisms), the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of governments, changes in government farm programs and policies, international reaction to such programs, changes in and effects of crop insurance programs, changes in environmental regulations and their impact on farming practices, animal diseases (e.g., African swine fever) and their effects on poultry, beef and pork consumption and prices and on livestock feed demand, and crop pests and diseases and the impact of the COVID pandemic on the agricultural industry including demand for, and production and exports of, agricultural products, and commodity prices.

Factors affecting the outlook for the Company’s turf and utility equipment include consumer confidence, weather conditions, customer profitability, labor supply, consumer borrowing patterns, consumer purchasing preferences, housing starts and supply, infrastructure investment, spending by municipalities and golf courses, and consumable input costs. Many of these factors have been and may continue to be impacted by the global economic downturn resulting from the COVID pandemic and responses to the pandemic taken by governments and other authorities.

Consumer spending patterns, real estate and housing prices, the number of housing starts, interest rates and the levels of public and non-residential construction are important to sales and results of the Company’s construction and forestry equipment. Prices for pulp, paper, lumber and structural panels are important to sales of forestry equipment. Many of these factors affecting the outlook for the company’s construction and forestry equipment have been and may continue to be impacted by the global economic downturn resulting from the COVID pandemic and responses to the pandemic taken by governments and other authorities.

All of the Company’s businesses and its results are affected by general economic conditions in the global markets and industries in which the Company operates; customer confidence in general economic conditions; government spending and taxing; foreign currency exchange rates and their volatility, especially fluctuations in the value of the U.S. dollar; interest rates (including the availability of IBOR reference rates); inflation and deflation rates; changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics (including the COVID pandemic) and government and industry responses to epidemics such as travel restrictions and extended shut down of businesses.

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect the company’s business and outlook. These uncertainties include: prolonged reduction or closure of the company’s operations, or a delayed recovery in our operations; additional closures as mandated or otherwise made necessary by governmental authorities; disruptions in the supply chain and a prolonged delay in resumption of operations by one or more key suppliers, or the failure of any key suppliers; the company’s ability to meet commitments to customers on a timely basis as a result of increased costs and supply challenges; the ability to receive goods on a timely basis and at anticipated costs; increased logistics costs; delays in the company’s strategic initiatives as a result of reduced spending on research and development; additional operating costs at facilities that remain open due to remote working arrangements, adherence to social distancing guidelines and other COVID-related challenges; absence of employees due to illness; the impact of the pandemic on the company’s customers and dealers, and their delays in their plans to invest in new equipment; requests by the company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or continued declines in the company’s financial performance, outlook or credit ratings, which could impact the company’s ability to obtain funding in the future; and the impact of the pandemic on demand for our products and services as discussed above. It is unclear when an economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position.

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

The liquidity and ongoing profitability of John Deere Capital Corporation and other credit subsidiaries depend largely on timely access to capital in order to meet future cash flow requirements, and to fund operations, costs, and purchases of the Company’s products. If general economic conditions deteriorate or capital markets become more volatile, including as a result of the COVID pandemic, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact write-offs and provisions for credit losses.

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

Consolidated

Positive cash flows from consolidated operating activities in the first six months of 2020 were $776 million. This cash inflow resulted primarily from net income adjusted for non-cash provisions and a change in net retirement benefits, partially offset by a seasonal increase in receivables related to sales and inventories, a decrease in accounts payable and accrued expenses, and a change in accrued income taxes payable/receivable. Cash inflows from investing activities were $30 million in the first six months of 2020, primarily due to a change in collateral on derivatives – net of $319 million, and collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of these receivables and the cost of equipment on operating leases acquired by $195 million, partially offset by purchases of property and equipment of $441 million and purchases of marketable securities exceeding proceeds from maturities and sales by $32 million. Positive cash flows from financing activities were $4,343 million in the first six months of 2020 primarily due to an increase in borrowings of $5,098 million and proceeds from issuance of common stock of $70 million (resulting from the exercise of stock options), partially offset by dividends paid of $481 million and repurchases of common stock of $263 million. Cash, cash equivalents, and restricted cash increased $5,047 million during the first six months of this year. The increase in cash was primarily related to new equipment operations long-term borrowings to provide added liquidity due to the financial uncertainty created by COVID.

Negative cash flows from consolidated operating activities in the first six months of 2019 were $1,495 million. This cash outflow resulted primarily from a seasonal increase in receivables related to sales and inventories, along with an increase in overall demand, and a decrease in accounts payable and accrued expenses, partially offset by net income adjusted for non-cash provisions, a change in accrued income taxes payable/receivable, and a change in net retirement benefits. Cash outflows from investing activities were $372 million in the first six months of 2019, primarily due to purchases of property and equipment of $491 million and purchases of marketable securities exceeding proceeds from maturities and sales by $29 million. Partially offsetting these cash outflows were cash inflows from collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and the cost of equipment on operating leases acquired by $188 million. Positive cash flows from financing activities were $1,473 million in the first six months of 2019 primarily due to an increase in borrowings of $2,375 million and proceeds from issuance of common stock of $95 million (resulting from the exercise of stock options), partially offset by repurchases of common stock of $481 million and dividends paid of $462 million. Cash, cash equivalents, and restricted cash decreased $429 million during the first six months of 2019.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at May 3, 2020, November 3, 2019, and April 28, 2019 was $3,424 million, $2,698 million, and $4,875 million, respectively, while the total cash and cash equivalents and marketable securities position was $9,526 million, $4,438 million, and $4,029 million, respectively. The total cash and cash equivalents and marketable securities held by foreign subsidiaries was $4,034 million, $2,731 million, and $2,252 million at May 3, 2020, November 3, 2019, and April 28, 2019, respectively.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $9,178 million at May 3, 2020, $4,614 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at May 3, 2020 was a 364-day credit facility agreement of $3,000 million expiring in fiscal April 2021. In addition, total credit lines included long-term credit facility agreements of $2,500 million expiring in fiscal April 2024 and $2,500 million expiring in fiscal April 2025. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at May 3, 2020 was $11,472 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $21,306 million at May 3, 2020. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $756 million during the first six months of 2020, primarily due to a seasonal increase, partially offset by foreign currency translation. These receivables decreased $1,533 million, compared to a year ago, primarily due to lower shipment volumes due to the effects of COVID and other macroeconomic issues, and foreign currency translation. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 18 percent at May 3, 2020, compared to 15 percent at November 3, 2019 and 22 percent at April 28, 2019. Agriculture and turf trade receivables decreased $962 million and construction and forestry trade receivables decreased $571 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent at May 3, 2020, 3 percent at November 3, 2019, and 1 percent at April 28, 2019.

Deere & Company stockholders’ equity was $11,864 million at May 3, 2020, compared with $11,413 million at November 3, 2019 and $11,919 million at April 28, 2019. The increase of $451 million during the first six months of 2020 resulted primarily from net income attributable to Deere & Company of $1,182 million, a change in the retirement benefits adjustment of $287 million, and an increase in common stock of $71 million, partially offset by dividends declared of $477 million, a change in cumulative translation adjustment of $398 million, and increase in treasury stock of $216 million.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first six months of 2020 was $842 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions and a change in net retirement benefits. Partially offsetting these operating cash inflows were cash outflows from a decrease in accounts payable and accrued expenses, a seasonal increase in inventories and trade and financing receivables held by the equipment operations, and a change in accrued income taxes payable/receivable. Cash, cash equivalents, and restricted cash increased $4,281 million in the first six months of 2020. The increase in cash was primarily related to new equipment operations long-term borrowings to provide added liquidity due to the financial uncertainty created by COVID.

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first six months of 2019 was $708 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions and an increase in accounts payable and accrued expenses. Partially offsetting these operating cash inflows were cash outflows from a seasonal increase in inventories and trade and financing receivables held by the equipment operations, along with an increase in overall demand, and a change in accrued income taxes payable/receivable. Cash, cash equivalents, and restricted cash decreased $298 million in the first six months of 2019.

Trade receivables held by the equipment operations decreased $63 million during the first six months and decreased $189 million from a year ago. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $196 million during the first six months, primarily due to a seasonal increase partially offset by foreign currency translation. Inventories decreased by $990 million, compared to a year ago, due to forecasted lower demand related to COVID and other macroeconomic issues and foreign currency translation. A majority of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 13), which approximates current cost, to the last 12 months’ cost of sales were 31 percent at May 3, 2020, compared to 29 percent at November 3, 2019 and 34 percent at April 28, 2019.

Total interest-bearing debt, excluding finance lease liabilities, of the equipment operations was $11,343 million at May 3, 2020, compared with $6,446 million at November 3, 2019 and $6,074 million at April 28, 2019. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 49 percent, 36 percent, and 34 percent at May 3, 2020, November 3, 2019, and April 28, 2019, respectively.

In the second quarter of 2020, the equipment operations issued three tranches of notes in the U.S. with aggregate principal totaling $2,250 million that are due from 2025 to 2050. The equipment operations also issued Euro-Medium-Term notes with aggregate principal totaling €2,000 million (approximately $2,170 million based on the exchange rate at the issue date) that are due from 2024 to 2032. In the second quarter of 2020, the equipment operations issued commercial paper in the U.S. with aggregate principal totaling $466 million. A portion, $448 million had an original term greater than 90 days. None of the commercial paper was repaid in the second quarter and is presented in “Increase in total short-term borrowings” in the consolidated statement of cash flows.

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

Property and equipment cash expenditures for the equipment operations in the first six months of 2020 were $440 million, compared with $490 million in the same period last year. Capital expenditures for the equipment operations in 2020 are estimated to be approximately $870 million.

In October 2019, the Company entered into a definitive agreement to acquire Unimil, a privately held Brazilian company in the aftermarket service parts business for sugarcane harvesters. The expected cash purchase price is R$375 million (or approximately $70 million based on the exchange rate at the end of the fiscal quarter). The Company expects to fund the acquisition and the transaction expenses with current cash. The transaction requires customary regulatory approval and is expected to close in the second half of 2020.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

During the first six months of 2020, the cash provided by operating activities and financing activities was used primarily to increase trade and wholesale receivables. Cash flows provided by operating activities, including intercompany cash flows, were $991 million in the first six months. Cash used for investing activities totaled $329 million in the first six months of 2020 primarily due to an increase in trade and wholesale receivables of $673 million and purchases of marketable securities exceeding proceeds from maturities and sales by $32 million. These cash outflows were partially offset by cash inflows from a change in collateral on derivatives – net of $319 million, and collections of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of these receivables and the cost of equipment on operating leases acquired by $94 million. Cash provided by financing activities totaled $148 million, resulting primarily from an increase in borrowings from Deere & Company of $292 million and an increase in external borrowings of $94 million, partially offset by dividends paid to Deere & Company of $225 million. Cash, cash equivalents, and restricted cash increased $766 million in the first six months of 2020.

During the first six months of 2019, the cash provided by operating activities and financing activities was used primarily to increase trade and wholesale receivables. Cash flows provided by operating activities, including intercompany cash flows, were $1,356 million in the first six months. Cash used for investing activities totaled $3,088 million in the first six months of 2019 primarily due to an increase in trade and wholesale receivables of $3,028 million and the cost of receivables (excluding trade and wholesale) and the cost of equipment on operating leases acquired exceeding the collection of these receivables and proceeds from sales of equipment on operating leases by $47 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $32 million. Cash provided by financing activities totaled $1,609 million, resulting primarily from an increase in external borrowings of $2,544 million, partially offset by a decrease in borrowings from Deere & Company of $611 million and dividends paid to Deere & Company of $312 million. Cash, cash equivalents, and restricted cash decreased $131 million in the first six months of 2019.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases. Total receivables and leases decreased $1,108 million during the first six months of 2020 and decreased $37 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 4 percent higher in the first six months of 2020, compared with the same period last year, as volumes of retail notes and revolving charge accounts were higher, while volumes of financing and operating leases were lower. The amount of total trade receivables and wholesale notes increased compared to November 3, 2019 and decreased compared to April 28, 2019.

Total external interest-bearing debt of the financial services operations was $38,761 million at May 3, 2020, compared with $38,888 million at November 3, 2019 and $38,645 million at April 28, 2019. Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 8.3 to 1 at May 3, 2020, compared with 8.0 to 1 at November 3, 2019 and 8.0 to 1 at April 28, 2019.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 12). At May 3, 2020, this facility had a total capacity, or “financing limit,” of $3,500 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At May 3, 2020, $1,630 million of secured short-term borrowings was outstanding under the agreement.

In the first six months of 2020, the financial services operations issued $1,770 million and retired $1,443 million of retail note securitization borrowings. In addition, during the first six months of 2020, the financial services operations issued $2,673 million and retired $3,163 million of long-term borrowings, which were primarily medium-term notes.

Dividends and Other Events

The Company’s Board of Directors at its meeting on May 27, 2020 declared a quarterly dividend of $.76 per share payable August 10, 2020, to stockholders of record on June 30, 2020.

In May 2020, the Company’s financial services operations entered into a retail note securitization using its bank conduit facility that resulted in securitization borrowings of approximately $743 million.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of May 3, 2020, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, and trademark matters. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that John Deere reasonably believes could exceed $100,000. The following matter is disclosed solely pursuant to that requirement: on October 3, 2018, the Provincia Santa Fe Ministerio de Medio Ambiente of Argentina issued a Notice of Violation to Industrias John Deere Argentina in connection with alleged groundwater contamination at the site; the Company worked with the appropriate authorities to implement corrective actions to remediate the site. On December 16, 2019, the Provincia Santa Fe Ministerio de Medio Ambiente issued a Notice of Fine of approximately $328,000. The Provincia Santa Fe Ministerio de Medio Ambienta is presently closed and its term has been suspended as a result of the COVID pandemic, which has prevented the Company’s access to administrative files. After its reopening, the Company will determine its response. The Company believes the reasonably possible range of losses for this and other unresolved legal actions would not have a material effect on its financial statements.

Item 1A.  Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A).

The COVID pandemic resulted in additional risks that could materially adversely affect the Company’s business, financial condition, results of operations and/or cash flows.

As mentioned previously, COVID was identified in late 2019 and has spread globally. The rapid spread has resulted in governments and other authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may further impact all or portions of the Company’s workforce and operations and the operations of customers and suppliers. The Company has significant operations worldwide in countries that have been affected by the pandemic and taken containment actions. Considerable uncertainty exists regarding such measures and potential future measures. Restrictions on access to the Company’s manufacturing facilities or on the support operations or workforce, or similar limitations for suppliers, and restrictions or disruptions of transportation, port closures and increased border controls or closures, have limited and could continue to limit the Company’s ability to meet customer demand, which could have a material adverse effect on the Company’s financial condition, cash flows and results of operations. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and the Company’s ability to perform critical functions could be harmed.

The COVID pandemic has also significantly increased economic and demand uncertainty and has led to disruption and volatility in demand for the Company’s products and services, suppliers’ ability to fill orders, and global capital markets. It is likely that the COVID pandemic has caused an economic slowdown, and it is possible that it could cause a global recession. These events could affect demand for the Company’s products and services, the value of the equipment financed or leased, the demand for financings and the financial condition and credit risk of our dealers and customers. Risks related to negative economic conditions are described in our risk factor titled “Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding and result in higher funding costs” under “Risk Factors” in the Company’s annual report on Form 10-K for the year ended November 3, 2019.

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect our business and outlook. These uncertainties include: prolonged reduction or closure of the Company’s operations, or a delayed recovery in our operations; additional closures as mandated or otherwise made necessary by governmental authorities; disruptions in the supply chain and a prolonged delay in resumption of operations by one or more key suppliers, or the failure of any key suppliers; the Company’s ability to meet commitments to our customers on a timely basis as a result of increased costs and supply challenges; the ability to receive goods on a timely basis and at anticipated costs; increased logistics costs; delays in the Company’s strategic initiatives as a result of reduced spending on research and development; additional operating costs at facilities that remain open due to remote working arrangements, adherence to social distancing guidelines and other COVID related challenges; absence of employees due to illness; the impact of the pandemic on the Company’s customers and dealers, and their delays in their plans to invest in new equipment; requests by the Company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or continued declines in our financial performance, outlook or credit ratings, which could impact the Company’s ability to obtain funding in the future; and the impact of the pandemic on demand for our products and services as discussed above. It is unclear when an economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position.

The ultimate magnitude of COVID effects, including the extent of its impact on the Company’s financial and operational results, which could be material, will be determined by the length of time that the pandemic continues, its effect on the demand for the Company’s products and services and the supply chain, as well as the effect of governmental regulations imposed in response to the pandemic. We cannot at this time predict the impact of the COVID pandemic, but it could have a material adverse effect on our business, financial condition, results of operations and/or cash flows.

There has been no additional material change to the other risks included in the most recent annual report filed on Form 10-K. The risks described in the annual report on Form 10-K, and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company. Additional risks and uncertainties may also materially affect the Company’s business, financial condition or operating results. One should not consider the risk factors to be a complete discussion of risks, uncertainties, and assumptions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of 2020 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Feb 3 to Mar 1	149	$165.18	149	64.8
Mar 2 to Mar 29	845	147.76	845	63.9
Mar 30 to May 3				63.9
Total	994		994
(1)	During the second quarter of 2020, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. In December 2019, the Company announced an additional share repurchase plan authorizing the purchase of up to an additional $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under these two plans was based on the end of the second quarter closing share price of $138.19 per share. At the end of the second quarter of 2020, $8,826 million of common stock remained to be purchased under the plans.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Certain instruments relating to long-term borrowings constituting less than 10 percent of the registrant’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

3.1	Certificate of Incorporation (Exhibit 3.1 to Form 10-Q of registrant for the quarter ended July 28, 2019, Securities and Exchange Commission File Number 1-4121*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-Q of registrant for the quarter ended January 27, 2019, Securities and Exchange Commission File Number 1-4121*)

10.1

2024 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 30, 2020

10.2

2025 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 30, 2020

10.3

364-Day Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 30, 2020

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

DEERE & COMPANY

Date:	May 28, 2020	By:	/s/ Ryan D. Campbell
Ryan D. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)