Form 10-Q
period 2020-08-02
DEERE & CO
filed 2020-08-27
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2020

or

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

Yes ☐ No ☒

At August 2, 2020, 313,374,767 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended August 2, 2020 and July 28, 2019
(In millions of dollars and shares except per share amounts) Unaudited
	2020	2019
Net Sales and Revenues
Net sales	$7,859	$8,969
Finance and interest income	838	884
Other income	228	183
Total	8,925	10,036

Costs and Expenses
Cost of sales	5,835	6,870
Research and development expenses	370	431
Selling, administrative and general expenses	752	896
Interest expense	290	374
Other operating expenses	408	352
Total	7,655	8,923

Income of Consolidated Group before Income Taxes	1,270	1,113
Provision for income taxes	457	221
Income of Consolidated Group	813	892
Equity in income (loss) of unconsolidated affiliates	(2)	7
Net Income	811	899
Less: Net income attributable to noncontrolling interests
Net Income Attributable to Deere & Company	$811	$899

Per Share Data
Basic	$2.59	$2.84
Diluted	$2.57	$2.81

Average Shares Outstanding
Basic	313.0	315.9
Diluted	315.8	319.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended August 2, 2020 and July 28, 2019
(In millions of dollars) Unaudited
	2020	2019

Net Income	$811	$899

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	51	15
Cumulative translation adjustment	331	26
Unrealized gain (loss) on derivatives	4	(22)
Unrealized gain on debt securities	10	10
Other Comprehensive Income (Loss), Net of Income Taxes	396	29

Comprehensive Income of Consolidated Group	1,207	928
Less: Comprehensive income attributable to noncontrolling interests
Comprehensive Income Attributable to Deere & Company	$1,207	$928

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended August 2, 2020 and July 28, 2019
(In millions of dollars and shares except per share amounts) Unaudited
	2020	2019
Net Sales and Revenues
Net sales	$22,612	$26,182
Finance and interest income	2,584	2,537
Other income	613	643
Total	25,809	29,362

Costs and Expenses
Cost of sales	17,206	20,056
Research and development expenses	1,201	1,295
Selling, administrative and general expenses	2,467	2,607
Interest expense	969	1,078
Other operating expenses	1,199	1,063
Total	23,042	26,099

Income of Consolidated Group before Income Taxes	2,767	3,263
Provision for income taxes	752	748
Income of Consolidated Group	2,015	2,515
Equity in income (loss) of unconsolidated affiliates	(20)	20
Net Income	1,995	2,535
Less: Net income attributable to noncontrolling interests	2	3
Net Income Attributable to Deere & Company	$1,993	$2,532

Per Share Data
Basic	$6.36	$7.98
Diluted	$6.30	$7.87

Average Shares Outstanding
Basic	313.3	317.3
Diluted	316.4	321.5

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Nine Months Ended August 2, 2020 and July 28, 2019
(In millions of dollars) Unaudited
	2020	2019

Net Income	$1,995	$2,535

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	338	84
Cumulative translation adjustment	(67)	(218)
Unrealized loss on derivatives	(4)	(37)
Unrealized gain on debt securities	21	25
Other Comprehensive Income (Loss), Net of Income Taxes	288	(146)

Comprehensive Income of Consolidated Group	2,283	2,389
Less: Comprehensive income attributable to noncontrolling interests	2	3
Comprehensive Income Attributable to Deere & Company	$2,281	$2,386

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	August 2	November 3	July 28
	2020	2019	2019
Assets
Cash and cash equivalents	$8,190	$3,857	$3,383
Marketable securities	640	581	565
Receivables from unconsolidated affiliates	26	46	54
Trade accounts and notes receivable – net	5,473	5,230	6,758
Financing receivables – net	27,814	29,195	27,049
Financing receivables securitized – net	5,469	4,383	5,200
Other receivables	1,217	1,487	1,535
Equipment on operating leases – net	7,158	7,567	7,269
Inventories	5,650	5,975	6,747
Property and equipment – net	5,754	5,973	5,798
Investments in unconsolidated affiliates	199	215	219
Goodwill	2,984	2,917	3,013
Other intangible assets – net	1,301	1,380	1,444
Retirement benefits	1,031	840	1,431
Deferred income taxes	1,534	1,466	1,088
Other assets	2,824	1,899	1,977
Total Assets	$77,264	$73,011	$73,530

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$9,075	$10,784	$11,142
Short-term securitization borrowings	5,361	4,321	5,048
Payables to unconsolidated affiliates	80	142	136
Accounts payable and accrued expenses	9,565	9,656	9,390
Deferred income taxes	479	495	507
Long-term borrowings	34,037	30,229	29,242
Retirement benefits and other liabilities	5,776	5,953	5,781
Total liabilities	64,373	61,580	61,246

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest (Note 20)		14	14

Stockholders’ Equity
Common stock, $1 par value (issued shares at August 2, 2020 – 536,431,204)	4,750	4,642	4,599
Common stock in treasury	(17,671)	(17,474)	(17,121)
Retained earnings	31,128	29,852	29,369
Accumulated other comprehensive income (loss)	(5,319)	(5,607)	(4,581)
Total Deere & Company stockholders’ equity	12,888	11,413	12,266
Noncontrolling interests	3	4	4
Total stockholders’ equity	12,891	11,417	12,270
Total Liabilities and Stockholders’ Equity	$77,264	$73,011	$73,530

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended August 2, 2020 and July 28, 2019
(In millions of dollars) Unaudited
	2020	2019
Cash Flows from Operating Activities
Net income	$1,995	$2,535
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	123	58
Provision for depreciation and amortization	1,614	1,522
Impairment charges	147
Share-based compensation expense	63	63
Undistributed earnings of unconsolidated affiliates	(5)	10
Credit for deferred income taxes	(160)	(332)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	626	(2,206)
Inventories	(1)	(1,168)
Accounts payable and accrued expenses	(572)	(306)
Accrued income taxes payable/receivable	4	253
Retirement benefits	88	40
Other	135	(65)
Net cash provided by operating activities	4,057	404

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	13,237	12,685
Proceeds from maturities and sales of marketable securities	70	72
Proceeds from sales of equipment on operating leases	1,310	1,171
Cost of receivables acquired (excluding receivables related to sales)	(14,449)	(13,662)
Purchases of marketable securities	(91)	(110)
Purchases of property and equipment	(594)	(756)
Cost of equipment on operating leases acquired	(1,312)	(1,462)
Collateral on derivatives – net	324	59
Other	(12)	(126)
Net cash used for investing activities	(1,517)	(2,129)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	170	(336)
Proceeds from long-term borrowings	8,331	7,440
Payments of long-term borrowings	(5,797)	(4,356)
Proceeds from issuance of common stock	111	133
Repurchases of common stock	(263)	(880)
Dividends paid	(718)	(703)
Other	(110)	(82)
Net cash provided by financing activities	1,724	1,216

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	80	(24)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	4,344	(533)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,956	4,015
Cash, Cash Equivalents, and Restricted Cash at End of Period	$8,300	$3,482

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended August 2, 2020 and July 28, 2019
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Three Months Ended July 28, 2019
Balance April 28, 2019	$11,924	$4,559	$(16,739)	$28,709	$(4,610)	$5	$14
Net income	899			899
Other comprehensive income	29				29
Repurchases of common stock	(400)		(400)
Treasury shares reissued	18		18
Dividends declared	(241)			(240)		(1)
Stock options and other	41	40		1
Balance July 28, 2019	$12,270	$4,599	$(17,121)	$29,369	$(4,581)	$4	$14

Nine Months Ended July 28, 2019
Balance October 28, 2018	$11,291	$4,474	$(16,312)	$27,553	$(4,427)	$3	$14
ASU No. 2016-01 adoption				8	(8)
Net income	2,535			2,532		3
Other comprehensive loss	(146)				(146)
Repurchases of common stock	(880)		(880)
Treasury shares reissued	71		71
Dividends declared	(727)			(725)		(2)
Stock options and other	126	125		1
Balance July 28, 2019	$12,270	$4,599	$(17,121)	$29,369	$(4,581)	$4	$14

Three Months Ended August 2, 2020
Balance May 3, 2020	$11,865	$4,713	$(17,690)	$30,556	$(5,715)	$1
Net income	811			811
Other comprehensive income	396				396
Treasury shares reissued	19		19
Dividends declared	(239)			(239)
Stock options and other	39	37				2
Balance August 2, 2020	$12,891	$4,750	$(17,671)	$31,128	$(5,319)	$3

Nine Months Ended August 2, 2020
Balance November 3, 2019	$11,417	$4,642	$(17,474)	$29,852	$(5,607)	$4	$14
Net income	1,994			1,993		1	1
Other comprehensive income	288				288
Repurchases of common stock	(263)		(263)
Treasury shares reissued	66		66
Dividends declared	(719)			(716)		(3)	(1)
Noncontrolling interest redemption (Note 20)							(14)
Stock options and other	108	108		(1)		1
Balance August 2, 2020	$12,891	$4,750	$(17,671)	$31,128	$(5,319)	$3

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal year 2020 and 2019 were August 2, 2020 and July 28, 2019, respectively. Both periods contained 13 weeks.

Variable Interest Entities

The Company consolidates certain Variable Interest Entities (VIEs) related to retail note securitizations (see Note 12).

The Company also has an interest in a joint venture that manufactures construction equipment in Brazil for local and overseas markets. The joint venture is a VIE; however, the Company is not the primary beneficiary. Therefore, the entity’s financial results are not fully consolidated in the Company’s consolidated financial statements, but are included on the equity basis. The maximum exposure to loss was $13 million, $22 million, and $23 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. The COVID-19 (COVID) pandemic has resulted in uncertainties in the Company’s business, which may result in actual outcomes differing significantly from those estimates.

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

The Company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The Company transferred inventory to equipment on operating leases of approximately $388 million and $498 million in the first nine months of 2020 and 2019, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $51 million and $70 million at August 2, 2020 and July 28, 2019, respectively.

The Company’s restricted cash held at August 2, 2020, November 3, 2019, July 28, 2019, and October 28, 2018 was as follows in millions of dollars:

	August 2	November 3	July 28	October 28
	2020	2019	2019	2018
Equipment operations	$11	$21	$9	$7
Financial services	99	78	90	104
Total	$110	$99	$99	$111

The equipment operations’ restricted cash relates to miscellaneous operational activities. The financial services restricted cash primarily relates to securitization of financing receivables (see Note 12). The restricted cash is recorded in “Other assets” in the consolidated balance sheet.

(3)     New Accounting Standards

New Accounting Standards Adopted

In the first quarter of 2020, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which supersedes Accounting Standards Codification (ASC) 840, Leases. This ASU was adopted using a modified-retrospective approach. The ASU’s primary change is the requirement for lessee entities to recognize a lease liability for payments and a right of use asset during the term of operating lease arrangements. The ASU did not significantly change the lessee’s recognition, measurement, and presentation of expenses and cash flows from the previous accounting standard. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. The ASU adds new disclosures about the Company’s leasing activities. The Company elected the optional practical expedients to not reassess whether existing contracts contain leases, not reassess lease classification, and not reassess initial direct costs for existing leases. The Company did not elect the hindsight practical expedient. In addition, the Company elected to combine lease and nonlease components for all asset classes and to not recognize a right of use asset or lease liability for arrangements that qualify as short-term leases.

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

The Company also adopted the following standards in 2020, none of which had a material effect on the Company’s consolidated financial statements:

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

2020-04	Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which establishes ASC 848, Reference Rate Reform

New Accounting Standards to be Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss to an expected loss methodology. The ASU affects receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. The effective date will be the first quarter of fiscal year 2021. The ASU will be adopted using a modified-retrospective approach. The Company is testing and validating models developed to estimate expected credit losses, assessing appropriate assumptions, designing new procedures and controls, and evaluating the potential effects on the consolidated financial statements.

The Company will also adopt the following standards in future periods, none of which are expected to have a material effect on the Company’s consolidated financial statements:

Accounting Standards Updates

2018-15	Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software
2019-04	Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
2019-12	Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes

(4)  Revenue Recognition

The Company’s revenue by primary geographical market, major product line, and timing of revenue recognition in millions of dollars follow:

	Three Months Ended August 2, 2020
	Agriculture and Turf	Construction and Forestry	Financial Services	Total
Primary geographical markets:
United States	$2,845	$1,048	$632	$4,525
Canada	295	194	146	635
Western Europe	1,103	376	22	1,501
Central Europe and CIS	319	178	9	506
Latin America	602	124	51	777
Asia, Africa, Australia, New Zealand, and Middle East	631	318	32	981
Total	$5,795	$2,238	$892	$8,925

Major product lines:
Large Agriculture	$2,893			$2,893
Small Agriculture	2,021			2,021
Turf	651			651
Construction		$817		817
Compact Construction		303		303
Roadbuilding		818		818
Forestry		241		241
Financial Products	24	5	$892	921
Other	206	54		260
Total	$5,795	$2,238	$892	$8,925

Timing of revenue recognition:
Revenue recognized at a point in time	$5,739	$2,210	$28	$7,977
Revenue recognized over time	56	28	864	948
Total	$5,795	$2,238	$892	$8,925

	Nine Months Ended August 2, 2020
	Agriculture and Turf	Construction and Forestry	Financial Services	Total
Primary geographical markets:
United States	$8,725	$3,331	$1,880	$13,936
Canada	699	532	453	1,684
Western Europe	2,992	1,073	66	4,131
Central Europe and CIS	877	477	27	1,381
Latin America	1,515	418	177	2,110
Asia, Africa, Australia, New Zealand, and Middle East	1,646	825	96	2,567
Total	$16,454	$6,656	$2,699	$25,809

Major product lines:
Large Agriculture	$8,106			$8,106
Small Agriculture	5,762			5,762
Turf	1,925			1,925
Construction		$2,535		2,535
Compact Construction		930		930
Roadbuilding		2,146		2,146
Forestry		769		769
Financial Products	72	18	$2,699	2,789
Other	589	258		847
Total	$16,454	$6,656	$2,699	$25,809

Timing of revenue recognition:
Revenue recognized at a point in time	$16,294	$6,576	$80	$22,950
Revenue recognized over time	160	80	2,619	2,859
Total	$16,454	$6,656	$2,699	$25,809

	Three Months Ended July 28, 2019
	Agriculture and Turf	Construction and Forestry	Financial Services	Total
Primary geographical markets:
United States	$2,870	$1,594	$632	$5,096
Canada	299	260	148	707
Western Europe	1,154	458	22	1,634
Central Europe and CIS	324	229	10	563
Latin America	708	171	66	945
Asia, Africa, Australia, New Zealand, and Middle East	684	375	32	1,091
Total	$6,039	$3,087	$910	$10,036

Major product lines:
Large Agriculture	$2,985			$2,985
Small Agriculture	2,172			2,172
Turf	704			704
Construction		$1,319		1,319
Compact Construction		320		320
Roadbuilding		1,008		1,008
Forestry		333		333
Financial Products	25	7	$910	942
Other	153	100		253
Total	$6,039	$3,087	$910	$10,036

Timing of revenue recognition:
Revenue recognized at a point in time	$5,988	$3,055		$9,043
Revenue recognized over time	51	32	$910	993
Total	$6,039	$3,087	$910	$10,036

	Nine Months Ended July 28, 2019
	Agriculture and Turf	Construction and Forestry	Financial Services	Total
Primary geographical markets:
United States	$9,411	$4,495	$1,810	$15,716
Canada	784	773	458	2,015
Western Europe	3,362	1,174	63	4,599
Central Europe and CIS	865	555	28	1,448
Latin America	2,028	515	199	2,742
Asia, Africa, Australia, New Zealand, and Middle East	1,784	966	92	2,842
Total	$18,234	$8,478	$2,650	$29,362

Major product lines:
Large Agriculture	$8,647			$8,647
Small Agriculture	6,613			6,613
Turf	2,199			2,199
Construction		$3,806		3,806
Compact Construction		904		904
Roadbuilding		2,420		2,420
Forestry		1,023		1,023
Financial Products	69	20	$2,650	2,739
Other	706	305		1,011
Total	$18,234	$8,478	$2,650	$29,362

Timing of revenue recognition:
Revenue recognized at a point in time	$18,088	$8,402		$26,490
Revenue recognized over time	146	76	$2,650	2,872
Total	$18,234	$8,478	$2,650	$29,362

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

The Company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These items are primarily for premiums for extended warranties, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses” in the consolidated balance sheet. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 16, was $1,115 million, $1,010 million and $1,022 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively. The contract liability is reduced as the revenue is recognized. During the three months ended August 2, 2020 and July 28, 2019, $97 million and $101 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year. During the nine months ended August 2, 2020 and July 28, 2019, $375 million and $360 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year.

The Company entered into contracts with customers to deliver equipment and services that have not been recognized at August 2, 2020 because the equipment or services have not been provided. These contracts primarily relate to extended warranty and certain precision guidance and telematic services. The amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $920 million at August 2, 2020. The estimated revenue to be recognized by fiscal year follows in millions of dollars: remainder of 2020 - $88, 2021 - $385, 2022 - $240, 2023 - $132, 2024 - $56, 2025 - $16 and later years - $3. The Company discloses unsatisfied performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are generally for sales to dealers and end customers for equipment, service parts, repair services, and certain telematics services.

As explained in the 2019 Form 10-K, the Company’s policy on trade accounts and notes receivables is to not extend interest-free periods nor to forgive interest charged. During the second and third quarters of 2020, the Company provided short-term payment relief on trade accounts and notes receivables to independent dealers and certain other customers (customers) that are negatively affected by the economic effects of COVID. The relief was provided both in regional programs and case-by-case situations with creditworthy customers. This relief generally included payment deferrals not exceeding three months, extending interest-free periods for up to an additional three months with the total interest-free period not to exceed one year, or reducing interest rates for a maximum of three months. The trade receivable balance granted relief in the second or third quarter that remained outstanding at August 2, 2020 was $234 million or approximately 4 percent of the trade receivable portfolio. These actions were taken in response to the economic effects of COVID on customers. Outside of these actions, the Company is not modifying its normal sales terms with customers that are outlined in the 2019 Form 10-K.

For customers who obtained payment relief, subsequent sales transactions are evaluated to confirm the revenue recognition criteria are met, including the sales price is determinable and collectability of the payments is probable based on the terms outlined in the contract.

(5)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Debt Securities	Income (Loss)
Balance October 28, 2018	$(3,237)	$(1,203)	$15	$(2)	$(4,427)
ASU No. 2016-01 adoption				(8)	(8)
Other comprehensive income (loss) items before reclassification	30	(218)	(33)	26	(195)
Amounts reclassified from accumulated other comprehensive income	54		(4)	(1)	49
Net current period other comprehensive income (loss)	84	(218)	(37)	25	(146)
Balance July 28, 2019	$(3,153)	$(1,421)	$(22)	$15	$(4,581)

Balance November 3, 2019	$(3,915)	$(1,651)	$(60)	$19	$(5,607)
Other comprehensive income (loss) items before reclassification	179	(75)	(14)	22	112
Amounts reclassified from accumulated other comprehensive income	159	8	10	(1)	176
Net current period other comprehensive income (loss)	338	(67)	(4)	21	288
Balance August 2, 2020	$(3,577)	$(1,718)	$(64)	$40	$(5,319)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended August 2, 2020	Amount	Credit	Amount
Cumulative translation adjustment:
Unrealized gain (loss) on translation adjustment	$321	$2	$323
Reclassification of (gain) loss to Other operating expenses	8		8
Net unrealized gain (loss) on translation adjustment	329	2	331
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1)		(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	7	(2)	5
Net unrealized gain (loss) on derivatives	6	(2)	4
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	13	(2)	11
Reclassification of realized (gain) loss – Other income	(1)		(1)
Net unrealized gain (loss) on debt securities	12	(2)	10
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(9)	2	(7)
Reclassification to Other operating expenses through amortization of: *
Actuarial (gain) loss	62	(15)	47
Prior service (credit) cost	3	(1)	2
Settlements	6	(2)	4
OPEB
Reclassification to Other operating expenses through amortization of: *
Actuarial (gain) loss	7	(2)	5
Prior service (credit) cost	(1)	1
Net unrealized gain (loss) on retirement benefits adjustment	68	(17)	51
Total other comprehensive income (loss)	$415	$(19)	$396

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended August 2, 2020	Amount	Credit	Amount
Cumulative translation adjustment:
Unrealized gain (loss) on translation adjustment	$(77)	$2	$(75)
Reclassification of (gain) loss to Other operating expenses	8		8
Net unrealized gain (loss) on translation adjustment	(69)	2	(67)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(18)	4	(14)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	13	(3)	10
Net unrealized gain (loss) on derivatives	(5)	1	(4)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	27	(5)	22
Reclassification of realized (gain) loss – Other income	(1)		(1)
Net unrealized gain (loss) on debt securities	26	(5)	21
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(36)	8	(28)
Reclassification to Other operating expenses through amortization of: *
Actuarial (gain) loss	186	(57)	129
Prior service (credit) cost	9	(2)	7
Settlements	12	(3)	9
OPEB
Net actuarial gain (loss)	274	(67)	207
Reclassification to Other operating expenses through amortization of: *
Actuarial (gain) loss	21	(5)	16
Prior service (credit) cost	(3)	1	(2)
Net unrealized gain (loss) on retirement benefits adjustment	463	(125)	338
Total other comprehensive income (loss)	$415	$(127)	$288

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 28, 2019	Amount	Credit	Amount
Cumulative translation adjustment	$27	$(1)	$26
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(27)	6	(21)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(1)		(1)
Net unrealized gain (loss) on derivatives	(28)	6	(22)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	13	(2)	11
Reclassification of realized (gain) loss – Other income	(1)		(1)
Net unrealized gain (loss) on debt securities	12	(2)	10
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(3)	1	(2)
Reclassification to Other operating expenses through amortization of: *
Actuarial (gain) loss	35	(9)	26
Prior service (credit) cost	2		2
Settlements	1		1
OPEB
Reclassification to Other operating expense through amortization of: *
Actuarial (gain) loss	4	(1)	3
Prior service (credit) cost	(19)	4	(15)
Net unrealized gain (loss) on retirement benefits adjustment	20	(5)	15
Total other comprehensive income (loss)	$31	$(2)	$29

In the third quarter of 2020 and 2019, the noncontrolling interests’ comprehensive income was none in both periods.

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 28, 2019	Amount	Credit	Amount
Cumulative translation adjustment	$(217)	$(1)	$(218)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(42)	9	(33)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(6)	2	(4)
Net unrealized gain (loss) on derivatives	(48)	11	(37)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	32	(6)	26
Reclassification of realized (gain) loss – Other income	(1)		(1)
Net unrealized gain (loss) on debt securities	31	(6)	25
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(21)	5	(16)
Reclassification to Other operating expenses through amortization of: *
Actuarial (gain) loss	106	(26)	80
Prior service (credit) cost	8	(2)	6
Settlements	1		1
OPEB
Net actuarial gain (loss)	60	(14)	46
Reclassification to Other operating expenses through amortization of: *
Actuarial (gain) loss	12	(3)	9
Prior service (credit) cost	(55)	13	(42)
Net unrealized gain (loss) on retirement benefits adjustment	111	(27)	84
Total other comprehensive income (loss)	$(123)	$(23)	$(146)

* These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

In the first nine months of 2020 and 2019, the noncontrolling interests’ comprehensive income was $2 million and $3 million, respectively, which consisted of net income.

(6)  Dividends Declared and Paid

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended		Nine Months Ended
	August 2	July 28	August 2	July 28
	2020	2019	2020	2019
Dividends declared	$.76	$.76	$2.28	$2.28
Dividends paid	$.76	$.76	$2.28	$2.21

(7)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Nine Months Ended
	August 2	July 28	August 2	July 28
	2020	2019	2020	2019
Net income attributable to Deere & Company	$811	$899	$1,993	$2,532
Average shares outstanding	313.0	315.9	313.3	317.3
Basic per share	$2.59	$2.84	$6.36	$7.98

Average shares outstanding	313.0	315.9	313.3	317.3
Effect of dilutive share-based compensation	2.8	3.9	3.1	4.2
Total potential shares outstanding	315.8	319.8	316.4	321.5
Diluted per share	$2.57	$2.81	$6.30	$7.87

During the third quarter and first nine months of 2020, 1.2 million shares and .8 million shares, respectively, were excluded from the computation because the incremental shares would have been antidilutive. During the third quarter and first nine months of 2019, .9 million shares and .7 million shares, respectively, were excluded from the above per share computation.

(8)  Pension and Other Postretirement Benefits

The Company has several defined benefit pension plans and postretirement benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	August 2	July 28	August 2	July 28
	2020	2019	2020	2019
Service cost	$80	$65	$241	$197
Interest cost	86	112	260	334
Expected return on plan assets	(204)	(200)	(613)	(600)
Amortization of actuarial loss	62	35	186	106
Amortization of prior service cost	3	2	9	8
Settlements	6	1	12	1
Net cost	$33	$15	$95	$46

The worldwide components of net periodic OPEB cost consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	August 2	July 28	August 2	July 28
	2020	2019	2020	2019
Service cost	$12	$11	$36	$31
Interest cost	34	53	106	160
Expected return on plan assets	(12)	(8)	(36)	(26)
Amortization of actuarial loss	7	4	21	12
Amortization of prior service credit	(1)	(19)	(3)	(55)
Curtailments			21
Net cost	$40	$41	$145	$122

The components of net periodic pension and OPEB costs excluding the service cost component are included in the line item “Other operating expenses” in the statement of consolidated income.

In the first quarter of 2020, the Company remeasured the U.S. OPEB health care plans. The wage plan was remeasured due to the U.S. enactment of the Setting Every Community Up for Retirement Enhancement Act (SECURE Act) that repealed the health insurance provider fee effective in 2021. The salary plans were remeasured due to the first quarter U.S. voluntary employee-separation program (see Note 20), which resulted in a $21 million curtailment loss. The combined effect of the remeasurements was to reduce the benefit obligation by $245 million.

In August 2020, a committee of the Company’s Board of Directors approved a voluntary contribution to a U.S. OPEB plan for up to $700 million. During the first nine months of 2020, the Company contributed approximately $66 million to its pension plans and $87 million to its OPEB plans. The Company presently anticipates contributing an additional $26 million to its pension plans and $648 million to its OPEB plans during the remainder of fiscal year 2020. The anticipated OPEB contributions include a voluntary $600 million to a U.S. plan, which will increase plan assets. The pension and OPEB contributions exceeding the voluntary amount primarily include direct benefit payments from Company funds.

(9)  Income Taxes

The three-month effective tax rate increased from the third quarter of 2019 primarily due to unfavorable discrete adjustments related to finalizing estimated U.S. income tax on non-U.S. income from 2019, favorable discrete adjustments recorded in the third quarter of 2019, and a change in the 2020 forecasted geographic income.

The nine-month effective tax rate was also higher than 2019 due to the same items, partially offset by two discrete adjustments. In January 2020, the Company changed the corporate structure of two foreign holding subsidiaries to be indirect branches of Deere & Company. The change in tax status generated a capital loss that was carried back in the Company’s U.S. income tax return resulting in a $43 million benefit. In addition, a discrete benefit of $35 million was recognized in 2020 for the excess tax benefits related to vesting or exercise of share-based compensation awards.

The Company’s unrecognized tax benefits at August 2, 2020, November 3, 2019, and July 28, 2019 were $657 million, $553 million, and $630 million. The liability at August 2, 2020, November 3, 2019, and July 28, 2019 consisted of approximately $141 million, $153 million, and $274 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(10)  Segment Reporting

Worldwide net sales and revenues, operating profit, and identifiable assets by segment in millions of dollars follow:

	Three Months Ended			Nine Months Ended
	August 2	July 28%		August 2	July 28%
	2020	2019	Change	2020	2019	Change
Net sales and revenues:
Agriculture and turf	$5,672	$5,946	-5	$16,127	$17,909	-10
Construction and forestry	2,187	3,023	-28	6,485	8,273	-22
Total net sales	7,859	8,969	-12	22,612	26,182	-14
Financial services	892	910	-2	2,699	2,650	+2
Other revenues	174	157	+11	498	530	-6
Total net sales and revenues	$8,925	$10,036	-11	$25,809	$29,362	-12
Operating profit: *
Agriculture and turf	$942	$612	+54	$2,109	$1,978	+7
Construction and forestry	205	378	-46	394	954	-59
Financial services	243	204	+19	498	566	-12
Total operating profit	1,390	1,194	+16	3,001	3,498	-14
Reconciling items **	(122)	(74)	+65	(256)	(218)	+17
Income taxes	(457)	(221)	+107	(752)	(748)	+1
Net income attributable to Deere & Company	$811	$899	-10	$1,993	$2,532	-21

Intersegment sales and revenues:
Agriculture and turf net sales	$5	$9	-44	$20	$27	-26
Construction and forestry net sales					1
Financial services	59	93	-37	218	261	-16

Equipment operations outside the U.S. and Canada:
Net sales	$3,557	$4,026	-12	$9,563	$10,985	-13
Operating profit	524	430	+22	932	1,088	-14

	August 2	November 3
	2020	2019
Identifiable assets:
Agriculture and turf	$10,124	$10,379	-2
Construction and forestry	9,105	9,387	-3
Financial services	48,869	48,483	+1
Corporate	9,166	4,762	+92
Total assets	$77,264	$73,011	+6

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

Due to the significant, negative effects of COVID on dealers and retail customers, the Company provided short-term payment relief to dealers and retail customers on financing receivables, which includes retail notes, wholesale notes, revolving charge accounts, and sales-type and direct financing leases. The relief was provided in regional programs and case-by-case situations with customers that were generally current in their payment obligations. This relief generally included payment deferrals or reduced financing rates of three months or less. The balance of financing receivables granted relief was approximately 5 percent of the total financing receivable balance at August 2, 2020. The delinquency status of receivables granted relief is based on the modified payment schedule.

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables in millions of dollars follows:

	August 2, 2020
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$131	$63	$2	$196
Construction and forestry	65	22	12	99
Other:
Agriculture and turf	37	17	2	56
Construction and forestry	28	19		47
Total	$261	$121	$16	$398

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$196	$306	$19,255	$19,757
Construction and forestry	99	102	3,748	3,949
Other:
Agriculture and turf	56	81	8,161	8,298
Construction and forestry	47	40	1,392	1,479
Total	$398	$529	$32,556	33,483
Less allowance for credit losses				200
Total financing receivables – net				$33,283

	November 3, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$138	$73	$1	$212
Construction and forestry	79	29	4	112
Other:
Agriculture and turf	39	19	1	59
Construction and forestry	26	7		33
Total	$282	$128	$6	$416

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$212	$268	$18,931	$19,411
Construction and forestry	112	127	3,450	3,689
Other:
Agriculture and turf	59	28	8,986	9,073
Construction and forestry	33	26	1,496	1,555
Total	$416	$449	$32,863	33,728
Less allowance for credit losses				150
Total financing receivables – net				$33,578

	July 28, 2019
			90 Days
	30-59 Days	60-89 Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
Retail Notes:
Agriculture and turf	$136	$63	$3	$202
Construction and forestry	87	35	2	124
Other:
Agriculture and turf	38	22		60
Construction and forestry	17	7		24
Total	$278	$127	$5	$410

				Total
	Total	Total		Financing
	Past Due	Non-Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$202	$301	$18,038	$18,541
Construction and forestry	124	135	3,249	3,508
Other:
Agriculture and turf	60	37	8,833	8,930
Construction and forestry	24	14	1,417	1,455
Total	$410	$487	$31,537	32,434
Less allowance for credit losses				185
Total financing receivables – net				$32,249

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
Three Months Ended August 2, 2020
Allowance:
Beginning of period balance	$119	$43	$33	$195
Provision (credit)	5	14	(1)	18
Write-offs	(7)	(22)	(2)	(31)
Recoveries	6	8	1	15
Translation adjustments	2		1	3
End of period balance *	$125	$43	$32	$200

Nine Months Ended August 2, 2020
Allowance:
Beginning of period balance	$89	$40	$21	$150
Provision	79	32	13	124
Write-offs	(47)	(51)	(6)	(104)
Recoveries	10	22	2	34
Translation adjustments	(6)		2	(4)
End of period balance *	$125	$43	$32	$200
Financing receivables:
End of period balance	$23,706	$3,997	$5,780	$33,483
Balance individually evaluated **	$160	$1	$67	$228

* Individual allowances were not significant.

** Remainder is collectively evaluated.

The negative economic effects related to COVID and other macroeconomic issues have significantly affected certain retail borrowers, particularly of construction equipment. As a result, the allowance for credit losses increased $50 million in the first nine months of 2020 reflecting estimated credit losses inherent in the financing receivables.

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

An analysis of the impaired financing receivables in millions of dollars follows:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
August 2, 2020*
Receivables with specific allowance ***	$92	$91	$23	$106
Receivables without a specific allowance **	36	33		38
Total	$128	$124	$23	$144
Agriculture and turf	$106	$103	$17	$117
Construction and forestry	$22	$21	$6	$27

November 3, 2019*
Receivables with specific allowance **	$40	$39	$13	$40
Receivables without a specific allowance **	32	31		37
Total	$72	$70	$13	$77
Agriculture and turf	$49	$48	$8	$52
Construction and forestry	$23	$22	$5	$25

July 28, 2019*
Receivables with specific allowance **	$37	$36	$13	$37
Receivables without a specific allowance **	35	33		39
Total	$72	$69	$13	$76
Agriculture and turf	$51	$50	$9	$52
Construction and forestry	$21	$19	$4	$24

*  Finance income recognized was not material.

** Primarily retail notes.

***  Primarily retail notes and wholesale receivables.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first nine months of 2020, the Company identified 413 receivable contracts, primarily wholesale receivables in Argentina, as troubled debt restructurings with aggregate balances of $99 million pre-modification and $88 million post-modification. The short-term payment relief related to COVID, mentioned earlier, did not meet the definition of a troubled debt restructuring. During the first nine months of 2019, there were 416 financing receivable contracts, primarily retail notes, identified as troubled debt restructurings with aggregate balances of $34 million pre-modification and $33 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At August 2, 2020, the Company had commitments to lend approximately $16 million to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $3,342 million, $2,895 million, and $3,425 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $3,259 million, $2,847 million, and $3,316 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $680 million, $491 million, and $587 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $643 million, $465 million, and $546 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,551 million, $1,079 million, and $1,286 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,463 million, $1,015 million, and $1,190 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

August 2
2020
Carrying value of liabilities	$1,463
Maximum exposure to loss	1,551

The total assets of unconsolidated VIEs related to securitizations were approximately $41 billion at August 2, 2020.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	August 2	November 3	July 28
	2020	2019	2019
Financing receivables securitized (retail notes)	$5,484	$4,395	$5,214
Allowance for credit losses	(15)	(12)	(14)
Other assets	104	82	98
Total restricted securitized assets	$5,573	$4,465	$5,298

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	August 2	November 3	July 28
	2020	2019	2019
Short-term securitization borrowings	$5,361	$4,321	$5,048
Accrued interest on borrowings	4	6	4
Total liabilities related to restricted securitized assets	$5,365	$4,327	$5,052

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At August 2, 2020, the maximum remaining term of all securitized retail notes was approximately seven years.

(13)  Inventories

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	August 2	November 3	July 28
	2020	2019	2019
Raw materials and supplies	$2,101	$2,285	$2,365
Work-in-process	696	747	815
Finished goods and parts	4,427	4,613	5,345
Total FIFO value	7,224	7,645	8,525
Less adjustment to LIFO value	1,574	1,670	1,778
Inventories	$5,650	$5,975	$6,747

(14)  Goodwill and Other Intangible Assets–Net

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and Turf	and Forestry	Total
Goodwill at October 28, 2018	$583	$2,518	$3,101
Translation adjustments and other	(1)	(87)	(88)
Goodwill at July 28, 2019	$582	$2,431	$3,013

Goodwill at November 3, 2019	$574	$2,343	$2,917
Translation adjustments and other	2	65	67
Goodwill at August 2, 2020	$576	$2,408	$2,984

There were no accumulated impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	August 2	November 3	July 28
	2020	2019	2019
Amortized intangible assets:
Customer lists and relationships	$515	$511	$525
Technology, patents, trademarks, and other	1,021	1,028	1,057
Total at cost	1,536	1,539	1,582
Less accumulated amortization *	358	282	261
Total	1,178	1,257	1,321
Unamortized intangible assets:
In-process research and development	123	123	123
Other intangible assets – net	$1,301	$1,380	$1,444

*   Accumulated amortization at August 2, 2020, November 3, 2019, and July 28, 2019 for customer lists and relationships totaled $103 million, $77 million, and $71 million and technology, patents, trademarks, and other totaled $255 million, $205 million, and $190 million, respectively.

The amortization of other intangible assets in the third quarter and the first nine months of 2020 was $26 million and $76 million and for 2019 was $27 million and $82 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2020 – $25, 2021 – $101, 2022 – $100, 2023 – $99, 2024 – $96, and 2025 –$95.

As outlined in the 2019 Form 10-K, goodwill is tested for impairment annually and when events or circumstances change such that it is more likely than not that the fair value of a reporting unit is reduced below its carrying value. The annual measurement date is the end of the third quarter. In the second and third quarters of 2020, for each significant reporting unit the Company reviewed previous fair value analyses considering the uncertain and unknown economic effects of COVID. The Company concluded that an impairment was not required.

The intangible assets subject to amortization were also considered to determine if the carrying amount may not be recoverable. Except as identified in Note 20, the Company concluded the carrying amount would be recovered based on current estimates. These positions will be evaluated in future quarters, as necessary.

(15)  Leases

The Company is both a lessee and a lessor. The Company leases for its own use, under leases with expected use periods generally ranging from less than one year to 20 years, primarily warehouse facilities, office space, production equipment, information technology equipment, and vehicles. The Company’s financial services segment leases to users equipment produced or sold by the Company, and a limited amount of other equipment. These leases are usually written for periods of less than one year to seven years.

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

The Company has elected to combine lease and nonlease components, such as maintenance and utilities costs included in a lease contract, for all asset classes. Leases with an initial term of 12 months or less are expensed on a straight-line basis over the lease term and recorded in short-term lease expense. Variable lease expense primarily includes warehouse facilities leases with payments based on utilization exceeding contractual minimum amounts and leases with payments indexed to inflation when the index changes after lease commencement.

The lease expense by type consisted of the following in millions of dollars:

	Three Months Ended	Nine Months Ended
	August 2, 2020	August 2, 2020
Operating lease expense	$29	$92
Short-term lease expense	8	18
Variable lease expense	8	28
Finance lease:
Depreciation expense	3	10
Interest on lease liabilities	1	2
Total lease expense	$49	$150

Operating and finance lease right of use assets and liabilities follow in millions of dollars:

August 2, 2020
Operating leases:
Other assets	$341
Accounts payable and accrued expenses	318

Finance leases:
Property and equipment - net	$56

Short-term borrowings	$18
Long-term borrowings	33
Total finance lease liabilities	$51

The weighted-average remaining lease term in years and discount rates follows:

August 2, 2020
Weighted-average remaining lease terms:
Operating leases	7
Finance leases	3

Weighted-average discount rate:
Operating leases	2.2%
Finance leases	2.4%

Lease payment amounts in each of the next five years at August 2, 2020 follow in millions of dollars:

	Operating	Finance
Due in:	Leases	Leases
Remainder of 2020	$30	$5
2021	83	18
2022	71	15
2023	50	10
2024	39	3
2025	22	1
Later years	43	2
Total lease payments	338	54
Less imputed interest	20	3
Total lease liabilities	$318	$51

Future minimum lease payments under the previous lease standard for operating and capital leases at November 3, 2019 follow in millions of dollars:

	Operating	Capital
Due in:	Leases	Leases
2020	$111	$12
2021	77	10
2022	56	6
2023	39	2
2024	28	1
Later years	26	1
Total minimum lease payments	$337	$32

Cash paid for amounts included in the measurement of lease liabilities:

Nine Months Ended
August 2, 2020
Operating cash flows from operating leases	$92
Operating cash flows from finance leases	2
Financing cash flows from finance leases	16

Right of use assets obtained in exchange for lease liabilities:

Nine Months Ended
August 2, 2020
Operating leases	$27
Finance leases	37

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

Due to the significant, negative effects of COVID, the Company provided short-term relief to lessees during the second and third quarters of 2020. The relief, which included payment deferrals of three months or less, was provided in regional programs and on a case-by-case basis and primarily related to construction accounts. The operating leases granted relief represented approximately 4 percent of the Company’s operating lease portfolio at August 2, 2020. See Note 11 for sales-type and direct financing leases provided payment relief.

Lease revenues earned by the Company were as follows in millions of dollars:

	Three Months Ended	Nine Months Ended
	August 2, 2020	August 2, 2020
Sales-type and direct financing lease revenues	$33	$101
Operating lease revenues	361	1,104
Variable lease revenues	6	17
Total lease revenues	$400	$1,222

At the time of accepting a lease that qualifies as a sales-type or direct financing lease, the Company records the gross amount of lease payments receivable, estimated residual value of the leased equipment, and unearned finance income. The unearned finance income is recognized as revenue over the lease term using the interest method.

Sales-type and direct financing lease receivables by product category were as follows in millions of dollars:

	August 2	November 3
	2020	2019
Agriculture and turf	$902	$897
Construction and forestry	979	1,033
Total	1,881	1,930
Guaranteed residual values	238	232
Unguaranteed residual values	80	101
Less unearned finance income	223	212
Financing leases receivables	$1,976	$2,051

Scheduled payments, including guaranteed residual values, on sales-type and direct financing lease receivables at August 2, 2020 follow in millions of dollars:

August 2
Due in:	2020
Remainder of 2020	$296
2021	850
2022	488
2023	281
2024	146
2025	46
Later years	12
Total	$2,119

Scheduled payments on financing lease receivables under the previous lease standard at November 3, 2019 follow in millions of dollars:

November 3
Due in:	2019
2020	$833
2021	557
2022	321
2023	153
2024	53
Later years	13
Total	$1,930

Lease payments from operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the terms of the leases.

The cost of equipment on operating leases by product category was as follows in millions of dollars:

	August 2	November 3
	2020	2019
Agriculture and turf	$7,162	$7,257
Construction and forestry	2,013	2,165
Total	9,175	9,422
Less accumulated depreciation	2,017	1,855
Equipment on operating leases - net	$7,158	$7,567

The total operating lease residual values at August 2, 2020 and November 3, 2019 were $5,167 million and $5,259 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $691 million and $647 million at August 2, 2020 and November 3, 2019, respectively.

Lease payments for equipment on operating leases at August 2, 2020 were scheduled as follows in millions of dollars:

August 2
Due in:	2020
Remainder of 2020	$300
2021	993
2022	633
2023	324
2024	140
2025	15
Total	$2,405

Rental payments for equipment on operating leases under the previous lease standard at November 3, 2019 were scheduled as follows in millions of dollars:

November 3
Due in:	2019
2020	$1,086
2021	759
2022	419
2023	193
2024	41
Total	$2,498

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. The matured operating lease inventory balances at August 2, 2020 and November 3, 2019 were $106 million and $163 million, respectively. In the second quarter of 2020, the Company recorded impairment losses on matured operating lease inventory of $10 million due to lower estimated values of used construction equipment. Impairment losses on matured operating lease inventory are included in “Other operating expenses.”

(16)  Commitments and Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $621 million and $542 million at August 2, 2020 and July 28, 2019, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended		Nine Months Ended
	August 2	July 28	August 2	July 28
	2020	2019	2020	2019
Beginning of period balance	$1,767	$1,714	$1,800	$1,652
Payments	(250)	(252)	(703)	(714)
Amortization of premiums received	(58)	(57)	(168)	(168)
Accruals for warranties	177	263	609	772
Premiums received	68	75	202	209
Foreign exchange	27	3	(9)	(5)
End of period balance	$1,731	$1,746	$1,731	$1,746

At August 2, 2020, the Company had approximately $343 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At August 2, 2020, the Company had accrued losses of approximately $14 million under these agreements. The maximum remaining term of the receivables guaranteed at August 2, 2020 was approximately six years.

At August 2, 2020, the Company had commitments of approximately $257 million for the construction and acquisition of property and equipment. Also, at August 2, 2020, the Company had restricted assets of $67 million, primarily as collateral for borrowings and restricted other assets. See Note 12 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $50 million at August 2, 2020. The accrued liability for these contingencies was not material at August 2, 2020.

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

The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	August 2, 2020		November 3, 2019		July 28, 2019
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables – net:
Equipment operations	$111	$102	$65	$61	$100	$93
Financial services	27,703	27,929	29,130	29,106	26,949	26,921
Total	$27,814	$28,031	$29,195	$29,167	$27,049	$27,014

Financing receivables securitized – net:
Equipment operations	$37	$34	$44	$43	$54	$52
Financial services	5,432	5,544	4,339	4,362	5,146	5,154
Total	$5,469	$5,578	$4,383	$4,405	$5,200	$5,206

Short-term securitization borrowings:
Equipment operations	$37	$37	$44	$45	$53	$54
Financial services	5,324	5,381	4,277	4,302	4,995	5,017
Total	$5,361	$5,418	$4,321	$4,347	$5,048	$5,071

Long-term borrowings due within one year: **
Equipment operations	$507	$504	$642	$645	$1,009	$1,013
Financial services	6,114	6,168	6,786	6,788	6,922	6,914
Total	$6,621	$6,672	$7,428	$7,433	$7,931	$7,927

Long-term borrowings: **
Equipment operations	$10,184	$12,163	$5,415	$6,138	$5,364	$6,017
Financial services	23,820	24,464	24,814	25,122	23,878	24,143
Total	$34,004	$36,627	$30,229	$31,260	$29,242	$30,160

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow*:

	August 2	November 3	July 28
	2020	2019	2019
Level 1:
Marketable securities
International equity securities ***	$2
Equity fund ***	68	$59	$59
U.S. government debt securities	50	50	49
Total Level 1 marketable securities	120	109	108

Level 2:
Marketable securities
U.S. government debt securities	105	81	73
Municipal debt securities	64	60	57
Corporate debt securities	185	165	156
International debt securities	2	5	9
Mortgage-backed securities **	159	160	158
Total Level 2 marketable securities	515	471	453
Other assets
Derivatives:
Interest rate contracts	895	363	265
Foreign exchange contracts	57	20	53
Cross-currency interest rate contracts	9	1	2
Total Level 2 other assets	961	384	320
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	115	65	99
Foreign exchange contracts	55	71	45
Cross-currency interest rate contracts		3	2
Total Level 2 accounts payable and accrued expenses	170	139	146

Level 3:
Marketable securities
International debt securities	5	1	4

* Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds and time deposits.

**  Primarily issued by U.S. government sponsored enterprises.

***During the third quarter of 2020 and 2019, net unrealized gains on equity securities of $10 million and $1 million, respectively, were recorded in “Other income.” During the first nine months of 2020 and 2019, net unrealized gains on equity securities were $8 million and $7 million, respectively.

The contractual maturities of debt securities at August 2, 2020 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$27	$24
Due after one through five years	89	95
Due after five through 10 years	102	114
Due after 10 years	160	178
Mortgage-backed securities	150	159
Debt securities	$528	$570

Fair value, recurring Level 3 measurements from available-for-sale marketable securities in millions of dollars follow:

	Three Months Ended		Nine Months Ended
	August 2	July 28	August 2	July 28
	2020	2019	2020	2019
Beginning of period balance	$1	$4	$1	$8
Purchases	5		5
Principal payments	(1)		(1)	(5)
Other				1
End of period balance	$5	$4	$5	$4

Fair value, nonrecurring measurements from impairments in millions of dollars follow:

	Fair Value *			Losses *
				Three Months Ended		Nine Months Ended
	August 2	November 3	July 28	August 2	July 28	August 2	July 28
	2020	2019	2019	2020	2019	2020	2019
Other receivables	$1			$2		$2
Equipment on operating leases – net		$855				$22
Property and equipment – net	$8			$5		$67
Investments in unconsolidated affiliates						$20
Other intangible assets – net				$2		$2
Other assets	$19	$142		$24		$34

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

Other Receivables – The impairment was based on the expected realization of value-added tax receivables related to a closed factory operation (see Note 20).

Equipment on Operating Leases – Net – The impairments are based on an income approach (discounted cash flow), using the contractual payments, plus estimates of return rates and equipment sale price at lease maturity. Inputs include historic return rates and realized sales values (see Note 20).

Property and Equipment – Net – The impairments are measured at the lower of the carrying amount, or fair value. The valuations were based on a cost approach. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence (see Note 20).

Investment in Unconsolidated Affiliates – Other than temporary impairments for investments measured as the difference between the implied fair value and the carrying value of the investments. The fair value for publicly traded entities is the share price multiplied by the shares owned (see Note 20).

Other Intangible Assets – Net – The impairment was measured at the remaining net book value of customer relationships related to a closed factory operation (see Note 20).

Other Assets – The impairments of matured operating lease inventory are measured at the fair value of that inventory. The valuations were based on a market approach. The inputs include sales of comparable assets (see Note 20). The impairment of the German lawn mower business recorded in other assets was measured at the realizable value. Fair value was based on the probable sale price. The inputs included estimates of the final sale price (see Note 20).

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

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at August 2, 2020, November 3, 2019, and July 28, 2019 were $1,900 million, $3,150 million, and $2,750 million, respectively. Fair value gains or losses on cash flow hedges were recorded in OCI and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at August 2, 2020 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $14 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at August 2, 2020, November 3, 2019, and July 28, 2019 were $8,850 million, $8,717 million, and $9,245 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships in millions of dollars follow:

		Cumulative Increase (Decrease) of Fair
		Value Hedging Adjustments Included in
		the Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
	Hedged Item	Relationships	Relationships	Total
August 2, 2020
Long-term borrowings due within one year*	$480	$6	$2	$8
Long-term borrowings	9,140	754	40	794

November 3, 2019
Long-term borrowings due within one year*	$412	$(1)	$(4)	$(5)
Long-term borrowings	8,532	295	(32)	263

July 28, 2019
Long-term borrowings due within one year*	$187	$1	$(5)	$(4)
Long-term borrowings	9,154	184	(50)	134

* Presented in short-term borrowings

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings, purchases or sales of inventory, and below market retail financing programs. The total notional amounts of these interest rate swaps at August 2, 2020, November 3, 2019, and July 28, 2019 were $7,522 million, $9,166 million, and $7,607 million, the foreign exchange contracts were $4,790 million, $4,962 million, and $6,362 million, and the cross-currency interest rate contracts were $125 million, $92 million, and $90 million, respectively. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	August 2	November 3	July 28
Other Assets	2020	2019	2019
Designated as hedging instruments:
Interest rate contracts	$806	$332	$232
Total designated	806	332	232

Not designated as hedging instruments:
Interest rate contracts	89	31	33
Foreign exchange contracts	57	20	53
Cross-currency interest rate contracts	9	1	2
Total not designated	155	52	88

Total derivative assets	$961	$384	$320

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$24	$28	$55
Total designated	24	28	55

Not designated as hedging instruments:
Interest rate contracts	91	37	44
Foreign exchange contracts	55	71	45
Cross-currency interest rate contracts		3	2
Total not designated	146	111	91

Total derivative liabilities	$170	$139	$146

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	August 2	July 28	August 2	July 28
	2020	2019	2020	2019
Fair Value Hedges:
Interest rate contracts - Interest expense	$78	$193	$589	$468

Cash Flow Hedges:
Recognized in OCI
Interest rate contracts - OCI (pretax)	(1)	(27)	(18)	(42)

Reclassified from OCI
Interest rate contracts - Interest expense	(7)	1	(13)	6

Not Designated as Hedges:
Interest rate contracts - Net sales	$(2)	$(6)	$(26)	$(23)
Interest rate contracts - Interest expense *	(1)	(7)	2	(25)
Foreign exchange contracts - Cost of sales	(28)	(8)	64	(1)
Foreign exchange contracts - Other operating *	(49)	(12)	125	88
Total not designated	$(80)	$(33)	$165	$39

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post or receive collateral based on the size of the net liability or net asset positions, credit ratings, and market conventions. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at August 2, 2020, November 3, 2019, and July 28, 2019, was $115 million, $68 million, and $101 million, respectively. Based on net asset positions and in accordance with the limits established in these agreements, the Company received $332 million in cash collateral at August 2, 2020. No cash collateral was posted or received at November 3, 2019 or July 28, 2019. In addition, the Company paid $8 million of collateral that was outstanding at August 2, 2020 to participate in an international futures market to hedge currency exposure, which is not included in the table below.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting	Collateral
August 2, 2020	Recognized	Arrangements	Received	Net Amount
Assets	$961	$(120)	$(332)	$509
Liabilities	170	(120)		50

	Gross Amounts	Netting	Collateral
November 3, 2019	Recognized	Arrangements	Received	Net Amount
Assets	$384	$(70)		$314
Liabilities	139	(70)		69

	Gross Amounts	Netting	Collateral
July 28, 2019	Recognized	Arrangements	Received	Net Amount
Assets	$320	$(70)		$250
Liabilities	146	(70)		76

(19)  Stock Option and Restricted Stock Awards

In December 2019, the Company granted stock options to employees for the purchase of 495 thousand shares of common stock at an exercise price of $169.70 per share and a binomial lattice model fair value of $35.83 per share at the grant date. At August 2, 2020, options for 6.1 million shares were outstanding with a weighted-average exercise price of $100.84 per share. The Company also granted 362 thousand restricted stock units to employees and nonemployee directors in the first nine months of 2020, of which 295 thousand are subject to service based only conditions and 67 thousand are subject to performance/service based conditions. The weighted-average fair value of the service based only units at the grant date was $168.73 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $160.81 per unit based on the market price of a share of underlying common stock excluding dividends. At August 2, 2020, the Company was authorized to grant an additional 18.5 million shares related to stock option and restricted stock awards.

(20)  Special Items

Employee-Separation Programs

During the first quarter of 2020, the Company announced a broad voluntary employee-separation program for the U.S. salaried workforce that continues the efforts to create a more efficient organization structure and reduce operating costs. The program provided for cash payments based on years of service. The expense was recorded primarily in the period in which the employees irrevocably accepted the separation offer. The program’s total pretax expenses were approximately $138 million with the final $2 million recorded in the third quarter. The payments for the program were also substantially made in the first quarter of 2020. Included in the total pretax expense is a non-cash charge of $21 million resulting from a curtailment in certain OPEB plans (see Note 8), which was recorded outside of operating profit in “Other operating expense.” The first nine months of 2020 expenses that are included in operating profit of $115 million are allocated 36 percent “Cost of sales,” 16 percent “Research and development,” and 48 percent “Selling, administrative and general.” In addition, the expenses are allocated 74 percent to the agriculture and turf operations, 23 percent to the construction and forestry operations, and 3 percent to the financial services operations. Annual savings from these programs are estimated to be approximately $85 million with about $65 million in 2020.

During the third and early fourth quarter of 2020, the Company announced additional employee-separation programs as part of an initiative to improve organizational efficiency. The programs will provide for cash payments based on years of service. The expenses will generally be recorded in the period the employees irrevocably accept the separation offer, which is expected to be primarily in the fourth quarter of 2020. The programs’ total pretax expenses are estimated to be about $175 million with annual savings of about $175 million.

Impairments and Other Charges

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

In the third quarter of 2020, the Company recorded impairment and other charges as outlined below.

The Company reached a definitive agreement to sell its German walk-behind lawn mower business in the third quarter of 2020, which is expected to close in the fourth quarter. As a result, a non-cash charge of $24 million pretax and after-tax was recorded in “Other operating expenses” for an impairment to write the operations down to realizable value. The total assets of $19 million were reclassified to “Other assets” and liabilities of $25 million were recorded in “Accounts payable and accrued expenses.” This business is included in the agriculture and turf operations.

The Company closed a factory producing small agricultural equipment in China at the end of the third quarter. In connection with this closure, a non-cash impairment of other receivables, property, and intangible assets of $9 million pretax and after-tax was recorded and $4 million pretax and after-tax for severance payments. The charges were recorded in “Cost of sales” in the agriculture and turf operations.

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

(21) SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended August 2, 2020 and July 28, 2019
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2020	2019	2020	2019
Net Sales and Revenues
Net sales	$7,859	$8,969
Finance and interest income	25	30	$878	$952
Other income	206	185	73	51
Total	8,090	9,184	951	1,003

Costs and Expenses
Cost of sales	5,836	6,871
Research and development expenses	370	431
Selling, administrative and general expenses	616	751	137	147
Interest expense	91	67	206	311
Interest compensation to Financial Services	58	93
Other operating expenses	94	64	363	339
Total	7,065	8,277	706	797

Income of Consolidated Group before Income Taxes	1,025	907	245	206
Provision for income taxes	395	190	62	31
Income of Consolidated Group	630	717	183	175

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	183	175
Other	(2)	7
Total	181	182
Net Income	811	899	183	175
Less: Net income attributable to noncontrolling interests
Net Income Attributable to Deere & Company	$811	$899	$183	$175

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Nine Months Ended August 2, 2020 and July 28, 2019
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2020	2019	2020	2019
Net Sales and Revenues
Net sales	$22,612	$26,182
Finance and interest income	75	79	$2,720	$2,727
Other income	597	614	196	184
Total	23,284	26,875	2,916	2,911

Costs and Expenses
Cost of sales	17,208	20,058
Research and development expenses	1,201	1,295
Selling, administrative and general expenses	1,989	2,191	483	422
Interest expense	237	182	747	910
Interest compensation to Financial Services	195	254
Other operating expenses	186	203	1,187	1,008
Total	21,016	24,183	2,417	2,340

Income of Consolidated Group before Income Taxes	2,268	2,692	499	571
Provision for income taxes	632	625	120	123
Income of Consolidated Group	1,636	2,067	379	448

Equity in Income (Loss) of Unconsolidated Subsidiaries and Affiliates
Financial Services	381	450	2	2
Other	(22)	18
Total	359	468	2	2
Net Income	1,995	2,535	381	450
Less: Net income attributable to noncontrolling interests	2	3
Net Income Attributable to Deere & Company	$1,993	$2,532	$381	$450

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*			FINANCIAL SERVICES
	August 2	November 3	July 28	August 2	November 3	July 28
	2020	2019	2019	2020	2019	2019
Assets
Cash and cash equivalents	$7,440	$3,175	$2,694	$750	$682	$689
Marketable securities	8	1	5	632	580	560
Receivables from unconsolidated subsidiaries and affiliates	3,619	2,017	2,395
Trade accounts and notes receivable – net	1,251	1,482	1,606	5,595	5,153	6,807
Financing receivables – net	111	65	100	27,703	29,130	26,949
Financing receivables securitized – net	37	44	54	5,432	4,339	5,146
Other receivables	1,083	1,376	1,428	162	116	126
Equipment on operating leases – net				7,158	7,567	7,269
Inventories	5,650	5,975	6,747
Property and equipment – net	5,711	5,929	5,753	43	44	45
Investments in unconsolidated subsidiaries and affiliates	5,383	5,326	5,309	19	16	16
Goodwill	2,984	2,917	3,013
Other intangible assets – net	1,301	1,380	1,444
Retirement benefits	972	836	1,374	59	58	57
Deferred income taxes	1,865	1,896	1,579	56	57	72
Other assets	1,566	1,158	1,269	1,260	741	708
Total Assets	$38,981	$33,577	$34,770	$48,869	$48,483	$48,444

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$853	$987	$1,372	$8,222	$9,797	$9,770
Short-term securitization borrowings	37	44	53	5,324	4,277	4,995
Payables to unconsolidated subsidiaries and affiliates	80	142	136	3,593	1,970	2,341
Accounts payable and accrued expenses	8,834	9,232	9,422	2,134	1,836	1,641
Deferred income taxes	398	414	454	468	568	616
Long-term borrowings	10,217	5,415	5,364	23,820	24,814	23,878
Retirement benefits and other liabilities	5,671	5,912	5,685	105	94	97
Total liabilities	26,090	22,146	22,486	43,666	43,356	43,338

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest (Note 20)		14	14

Stockholders’ Equity
Common stock, $1 par value (issued shares at August 2, 2020 – 536,431,204)	4,750	4,642	4,599	2,121	2,107	2,107
Common stock in treasury	(17,671)	(17,474)	(17,121)
Retained earnings	31,128	29,852	29,369	3,498	3,378	3,338
Accumulated other comprehensive income (loss)	(5,319)	(5,607)	(4,581)	(416)	(358)	(339)
Total Deere & Company stockholders’ equity	12,888	11,413	12,266	5,203	5,127	5,106
Noncontrolling interests	3	4	4
Total stockholders’ equity	12,891	11,417	12,270	5,203	5,127	5,106
Total Liabilities and Stockholders’ Equity	$38,981	$33,577	$34,770	$48,869	$48,483	$48,444

* Deere & Company with Financial Services on the equity basis.

The supplemental consolidating data is presented for informational purposes. Transactions between the “Equipment Operations” and “Financial Services” have been eliminated to arrive at the consolidated financial statements.

SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Nine Months Ended August 2, 2020 and July 28, 2019
(In millions of dollars) Unaudited	EQUIPMENT OPERATIONS*		FINANCIAL SERVICES
	2020	2019	2020	2019
Cash Flows from Operating Activities
Net income	$1,995	$2,535	$381	$450
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	6	1	117	57
Provision for depreciation and amortization	787	782	925	836
Impairment charges	115		32
Undistributed earnings of unconsolidated subsidiaries and affiliates	(124)	(62)	(1)	(1)
Credit for deferred income taxes	(57)	(123)	(103)	(209)
Changes in assets and liabilities:
Trade receivables and Equipment Operations' financing receivables	116	(248)
Inventories	387	(670)
Accounts payable and accrued expenses	(567)	50	(38)	23
Accrued income taxes payable/receivable	(25)	(282)	29	535
Retirement benefits	77	35	11	5
Other	145	(59)	89	140
Net cash provided by operating activities	2,855	1,959	1,442	1,836

Cash Flows from Investing Activities
Collections of receivables (excluding trade and wholesale)			14,352	13,807
Proceeds from maturities and sales of marketable securities		9	70	63
Proceeds from sales of equipment on operating leases			1,310	1,171
Cost of receivables acquired (excluding trade and wholesale)			(15,367)	(14,597)
Purchases of marketable securities		(3)	(91)	(107)
Purchases of property and equipment	(591)	(754)	(3)	(2)
Cost of equipment on operating leases acquired			(1,836)	(2,135)
Decrease (increase) in trade and wholesale receivables			423	(2,551)
Collateral on derivatives – net	(6)		330	59
Other	(55)	(64)	(46)	(47)
Net cash used for investing activities	(652)	(812)	(858)	(4,339)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(32)	(119)	202	(217)
Change in intercompany receivables/payables	(1,468)	(683)	1,468	683
Proceeds from long-term borrowings	4,592	868	3,739	6,572
Payments of long-term borrowings	(179)	(194)	(5,618)	(4,162)
Proceeds from issuance of common stock	111	133
Repurchases of common stock	(263)	(880)
Dividends paid	(718)	(703)	(260)	(377)
Other	(86)	(52)	(11)	(22)
Net cash provided by (used for) financing activities	1,957	(1,630)	(480)	2,477

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	95	(16)	(15)	(8)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	4,255	(499)	89	(34)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,196	3,202	760	813
Cash, Cash Equivalents, and Restricted Cash at End of Period	$7,451	$2,703	$849	$779

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

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are expected to be down 5 to 10 percent for fiscal year 2020 compared to the prior year. Industry sales in Europe are also forecast to be 5 to 10 percent lower in 2020. South American industry sales of tractors and combines are projected to be down 10 to 15 percent. Asian industry sales are forecast to be down slightly in 2020. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about 5 percent lower in 2020. The Company’s agriculture and turf segment sales decreased 5 percent in the third quarter and 10 percent for the first nine months. Construction equipment industry sales in North America for 2020 are expected to decline about 20 percent. In forestry, global industry sales are expected to be 20 to 25 percent lower. The Company’s construction and forestry segment sales decreased 28 percent in the third quarter and 22 percent in the first nine months.

Unsettled market conditions and related customer uncertainty are expected to have a moderating effect on key markets in the near term. The Company believes it is well positioned to support customers’ efforts for more profitable and sustainable operations. As the Company begins the process of implementing the recently announced smart industrial operating model, management believes the model will help accelerate the ability to deliver differentiated solutions to customers, while contributing to improved efficiencies across the Company. As part of the model implementation process, the Company will continue to evaluate the organizational design, product portfolio, and production footprint in future periods.

COVID Effects and Actions

During the first nine months of 2020, the effects of COVID and the related actions of governments and other authorities to contain COVID, have affected the Company’s operations, results, cash flows, and forecasts.

The Company’s first priority in addressing the effects of COVID continues to be the health, safety, and overall welfare of its employees. The Company effectively activated previously established business continuity plans and proactively implemented health and safety measures at its operations around the world.

The economic effects of COVID have reduced customer demand for some of the Company’s products and services, particularly construction, forestry, and roadbuilding equipment (see Note 4), which resulted in lower shipment volumes. During most of the third quarter of 2020, all of the Company’s factories have operated, some at reduced capacity due to component shortages or lower demand. The measures taken beginning in the second quarter to aggressively decrease operational and selling, administrative, and general expenses have been effective. Additional information is presented in the “Business Segment and Geographic Results.”

In addition, the Company’s actions taken in the second quarter, along with cash from operations, provided a strong financial position. Cash and cash equivalents were $8,190 million at August 2, 2020 and the Company’s revolving credit facilities were undrawn. The Company’s share repurchase programs remained suspended during the third quarter. Additional information is presented in the “Capital Resources and Liquidity” section.

The Company continued to work closely with distribution channel and equipment user customers during the third quarter, and, if necessary, provided short-term payment relief on obligations owed to the Company. The payment relief provided on balances of trade receivables, financing receivables, and operating lease payments outstanding at August 2, 2020 was about 4 percent, 5 percent, and 4 percent of the portfolio balances, respectively. Additional information is presented in Notes 4, 11, and 15.

The future financial effects of COVID are unknown due to many factors. These factors and other market variabilities include uncertainty of the effectiveness of governmental actions to address COVID, including health, monetary, and fiscal policies, the effect of elevated levels of sovereign and state debt, capital market disruptions, changes in demand and pricing for new and used equipment, trade agreements, other geopolitical events, significant fluctuations in foreign currency exchange rates, and volatility in the price of many commodities. As a result, predicting the Company’s forecasted financial performance is difficult and subject to many assumptions.

2020 Compared with 2019

The following table provides the net income attributable to Deere & Company in millions of dollars and diluted earnings per share in dollars:

	Three Months Ended		Nine Months Ended
	August 2	July 28	August 2	July 28
	2020	2019	2020	2019
Net income attributable to Deere & Company	$811	$899	$1,993	$2,532
Diluted earnings per share	2.57	2.81	6.30	7.87

In the third quarter of 2020, the Company recorded impairment and other charges totaling $37 million pretax and after-tax related to an agreement to sell its German turf business and a factory closure in China. In the second quarter of 2020, the Company recorded impairments totaling $114 million pretax and approximately $105 million after-tax related to certain fixed assets, operating lease equipment, and a minority investment in a construction equipment company headquartered in South Africa (see Note 20).

The first quarter of 2020 voluntary employee-separation program’s total pretax expenses were $2 million and $138 million recognized in the third quarter and first nine months of 2020, respectively. Included in first nine months of 2020 expense was $23 million for items excluded from operating profit and $3 million recorded by the financial services operations. Annual estimated savings from the separation program are approximately $85 million, with about $65 million expected in 2020. In addition, the Company has announced broad employee-separation programs that will be substantially completed during the fourth quarter of 2020 in support of its strategy to create a leaner, more agile organization. These programs’ forecast total pretax expense is about $175 million with estimated annual savings of $175 million (see Note 20). The total estimated annual pretax savings from separation programs expected to be completed in 2020 is $260 million. Discrete income tax adjustments also unfavorably affected the third quarter and first nine months’ net income (see Note 9).

The worldwide net sales and revenue, price realization, and the effect of currency translation for worldwide, U.S. and Canada, and outside U.S. and Canada in millions of dollars follows:

	Three Months Ended			Nine Months Ended
	August 2	July 28%		August 2	July 28%
	2020	2019	Change	2020	2019	Change
Worldwide net sales and revenues	$8,925	$10,036	-11	$25,809	$29,362	-12
Worldwide equipment operations net sales	7,859	8,969	-12	22,612	26,182	-14
Price realization			+4			+2
Currency translation (unfavorable)			-3			-2

U.S. and Canada equipment operations net sales	4,302	4,943	-13	13,049	15,197	-14
Price realization			+4			+2

Outside U.S. and Canada equipment operations net sales	3,557	4,026	-12	9,563	10,985	-13
Price realization			+4			+3
Currency translation (unfavorable)			-5			-4

The Company’s equipment operations operating profit and net income and financial services operations net income follow in millions of dollars:

	Three Months Ended			Nine Months Ended
	August 2	July 28%		August 2	July 28%
	2020	2019	Change	2020	2019	Change
Equipment operations operating profit	$1,147	$990	+16	$2,503	$2,932	-15
Equipment operations net income	630	717	-12	1,636	2,067	-21
Financial services net income	183	175	+5	381	450	-15

The discussion on net sales and operating profit are included in the Business Segment Results below.

Business Segment Results

Agriculture and Turf. The agriculture and turf segment results in millions of dollars follow:

	Three Months Ended			Nine Months Ended
	August 2	July 28%		August 2	July 28%
	2020	2019	Change	2020	2019	Change
Net sales	$5,672	$5,946	-5	$16,127	$17,909	-10
Operating profit	942	612	+54	2,109	1,978	+7
Operating margin	16.6%	10.3%		13.1%	11.0%

Agriculture and turf sales decreased for the third quarter due to lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. Operating profit increased for the quarter primarily due to price realization and lower selling, administrative, and general expenses. Research and development and warranty expenses were down as well. These items were partially offset by the unfavorable effects of foreign currency exchange, lower shipment volumes / sales mix, and impairments and closure costs.

Sales for the first nine months decreased mainly as a result of lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. Operating profit for the first nine months increased primarily resulting from price realization, decreased selling, administrative, and general expenses, reduced research and development expenses, and lower production costs. Partially offsetting these factors were lower shipment volumes / sales mix, voluntary employee-separation expenses, impairments, and closure costs (see Note 20).

Construction and Forestry. The construction and forestry segment results in millions of dollars follow:

	Three Months Ended			Nine Months Ended
	August 2	July 28%		August 2	July 28%
	2020	2019	Change	2020	2019	Change
Net sales	$2,187	$3,023	-28	$6,485	$8,273	-22
Operating profit	205	378	-46	394	954	-59
Operating margin	9.4%	12.5%		6.1%	11.5%

Construction & Forestry sales declined for the third quarter due mainly to lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. Third quarter operating profit declined largely due to lower shipment volumes / sales mix, partially offset by price realization and lower selling, administrative, and general expenses.

The segment’s nine-month sales also decreased due to lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. The first nine-month’s operating profit moved lower mainly due to reduced shipment volumes / sales mix, impairments in certain fixed assets and a minority investment in a construction equipment company, and voluntary employee-separation expenses (see Note 20), partially offset by price realization, and lower production costs.

Financial Services. The financial services segment revenue, interest expense, and operating profit in millions of dollars follows:

	Three Months Ended			Nine Months Ended
	August 2	July 28%		August 2	July 28%
	2020	2019	Change	2020	2019	Change
Revenue (including intercompany revenue)	$951	$1,003	-5	$2,916	$2,911
Interest expense	206	311	-34	747	910	-18
Operating profit	243	204	+19	498	566	-12

Financial services operating profit increased for the quarter primarily due to lower losses on operating lease residual values, decreased selling, administrative, and general expenses, and a reduced provision for credit losses. Operating profit decreased for the first nine months primarily due to a higher provision for credit losses, unfavorable financing spreads, and increased losses and impairments on lease residual values, partially offset by income earned on a higher average portfolio. The average balance of receivables and leases financed was 1 percent lower in the third quarter and 3 percent higher in the first nine months of 2020, compared with the same periods last year. Interest expense decreased in the third quarter and first nine months of 2020 primarily as a result of lower average borrowing rates, partially offset by higher average borrowings.

The cost of sales to net sales ratio and other significant statement of consolidated income changes not previously discussed follow:

	Three Months Ended			Nine Months Ended
	August 2	July 28%		August 2	July 28%
	2020	2019	Change	2020	2019	Change
Cost of sales to net sales	74.2%	76.6%		76.1%	76.6%

Research and development expenses	$370	$431	-14	$1,201	$1,295	-7
Selling, administrative and general expenses	752	896	-16	2,467	2,607	-5
Other operating expenses	408	352	+16	1,199	1,063	+13

The cost of sales to net sales ratio decreased in the third quarter primarily due to price realization, a favorable product mix, and lower warranty expenses, partially offset by the unfavorable effects of foreign currency exchange. In addition to the previously mentioned factors, lower production costs also decreased this ratio in the first nine months, which were partially offset by the previously mentioned impairments and voluntary employee-separation expenses (see Note 20). Research and development expenses decreased in both periods with targeted project reductions related to COVID spending adjustments. Selling, administrative and general expenses decreased in both periods primarily due to spending reductions. For the first nine months, the selling, administrative and general expense decreases were partially offset by an increase in the provision for credit losses (see Note 11) and voluntary employee-separation expenses (see Note 20). Other operating expenses increased in both periods primarily due to higher depreciation on operating leases and impairments related to an agreement to sell its German turf business. For the first nine months, other operating expenses also increased due to impairments on operating lease residual values.

Market Conditions

●	Agriculture and Turf. Industry sales of agricultural equipment are expected to decrease 5 to 10 percent from 2019 for the U.S. and Canada, while sales in Europe are also expected to be down 5 to 10 percent. South American industry sales of tractors and combines are projected to be down 10 to 15 percent. Asian industry sales are forecast to decrease slightly. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be down about 5 percent for 2020.
●	Construction and Forestry. Industry construction equipment sales in North America are expected to decline by 20 percent for 2020. In forestry, global industry sales are expected to be down 20 to 25 percent due to weaker demand in North America and Russia.
●	Financial Services. Full year 2020 results are expected to decline due to a higher provision for credit losses and less favorable financing spreads, partially offset by lower losses and impairments on operating lease residual values.

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

Factors affecting the outlook for the Company’s turf and utility equipment include consumer confidence, weather conditions, customer profitability, labor supply, consumer borrowing patterns, consumer purchasing preferences, housing starts and supply, infrastructure investment, spending by municipalities and golf courses, and consumable input costs. Many of these factors have been and may continue to be impacted by global economic effects, including the downturn resulting from the COVID pandemic and responses to the pandemic taken by governments and other authorities.

Consumer spending patterns, real estate and housing prices, the number of housing starts, interest rates and the levels of public and non-residential construction are important to sales and results of the Company’s construction and forestry equipment. Prices for pulp, paper, lumber and structural panels are important to sales of forestry equipment. Many of these factors affecting the outlook for the Company’s construction and forestry equipment have been and may continue to be impacted by global economic effects, including the downturn resulting from the COVID pandemic and responses to the pandemic taken by governments and other authorities.

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

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect the Company’s business and outlook. These uncertainties include: prolonged reduction or closure of the Company’s operations, or a delayed recovery in our operations; additional closures as mandated or otherwise made necessary by governmental authorities; disruptions in the supply chain and a prolonged delay in resumption of operations by one or more key suppliers, or the failure of any key suppliers; the Company’s ability to meet commitments to customers on a timely basis as a result of increased costs and supply challenges; the ability to receive goods on a timely basis and at anticipated costs; increased logistics costs; delays in the Company’s strategic initiatives as a result of reduced spending on research and development; additional operating costs at facilities that remain open due to remote working arrangements, adherence to social distancing guidelines and other COVID-related challenges; absence of employees due to illness; the impact of the pandemic on the Company’s customers and dealers, and their delays in their plans to invest in new equipment; requests by the Company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or continued declines in the Company’s financial performance, outlook or credit ratings, which could impact the Company’s ability to obtain funding in the future; a resurgence in COVID cases following a reopening in any country, state, or region; and the impact of the pandemic on demand for our products and services as discussed above. It is unclear when a sustained economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position.

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

The Company’s forward-looking statements are based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The Company, except as required by law, undertakes no obligation to update or revise its forward-looking statements, whether as a result of new developments or otherwise. Further information concerning the Company and its businesses, including factors that could materially affect the Company’s financial results, is included in the Company’s other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. Risk Factors of the Company’s most recent annual report on Form 10-K and quarterly reports on Form 10-Q).

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

Consolidated

Positive cash flows from consolidated operating activities in the first nine months of 2020 were $4,057 million. This cash inflow resulted primarily from net income adjusted for non-cash provisions, a decrease in receivables related to sales, and a change in net retirement benefits, partially offset by a decrease in accounts payable and accrued expenses. Cash outflows from investing activities were $1,517 million in the first nine months of 2020, primarily due to the cost of receivables and equipment on operating leases acquired exceeding collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases by $1,214 million, purchases of property and equipment of $594 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $21 million, partially offset by a change in collateral on derivatives – net of $324 million. Positive cash flows from financing activities were $1,724 million in the first nine months of 2020 primarily due to an increase in borrowings of $2,704 million and proceeds from issuance of common stock of $111 million

(resulting from the exercise of stock options), partially offset by dividends paid of $718 million and repurchases of common stock of $263 million. Cash, cash equivalents, and restricted cash increased $4,344 million during the first nine months of this year. The increase in cash was primarily to provide added liquidity due to the financial uncertainty created by COVID.

Positive cash flows from consolidated operating activities in the first nine months of 2019 were $404 million. This cash inflow resulted primarily from net income adjusted for non-cash provisions, a change in accrued income taxes payable/receivable, and a change in net retirement benefits, partially offset by a seasonal increase in receivables and inventories, along with an increase in overall demand, and a decrease in accounts payable and accrued expenses. Cash outflows from investing activities were $2,129 million in the first nine months of 2019, primarily due to the cost of receivables and equipment on operating leases acquired exceeding collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases by $1,268 million, purchases of property and equipment of $756 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $38 million. Positive cash flows from financing activities were $1,216 million in the first nine months of 2019 primarily due to an increase in borrowings of $2,748 million and proceeds from issuance of common stock of $133 million (resulting from the exercise of stock options), partially offset by repurchases of common stock of $880 million and dividends paid of $703 million. Cash, cash equivalents, and restricted cash decreased $533 million during the first nine months of 2019.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at August 2, 2020, November 3, 2019, and July 28, 2019 was $1,987 million, $2,698 million, and $2,468 million, respectively, while the total cash and cash equivalents and marketable securities position was $8,830 million, $4,438 million, and $3,948 million, respectively. The total cash and cash equivalents and marketable securities held by foreign subsidiaries was $4,816 million, $2,731 million, and $2,038 million at August 2, 2020, November 3, 2019, and July 28, 2019, respectively.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,487 million at August 2, 2020, $6,052 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at August 2, 2020 was a 364-day credit facility agreement of $3,000 million expiring in fiscal April 2021. In addition, total credit lines included long-term credit facility agreements of $2,500 million expiring in fiscal April 2024 and $2,500 million expiring in fiscal April 2025. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at August 2, 2020 was $12,257 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $22,764 million at August 2, 2020. All of these requirements of the credit agreement have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $243 million during the first nine months of 2020, primarily due to a seasonal increase. These receivables decreased $1,285 million, compared to a year ago, primarily due to lower shipment volumes due to the effects of COVID and other macroeconomic issues. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 17 percent at August 2, 2020, compared to 15 percent at November 3, 2019 and 20 percent at July 28, 2019. Agriculture and turf trade receivables decreased $606 million and construction and forestry trade receivables decreased $679 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent at August 2, 2020, 3 percent at November 3, 2019, and 1 percent at July 28, 2019.

Deere & Company stockholders’ equity was $12,888 million at August 2, 2020, compared with $11,413 million at November 3, 2019 and $12,266 million at July 28, 2019. The increase of $1,475 million during the first nine months of 2020 resulted primarily from net income attributable to Deere & Company of $1,993 million, a change in the retirement benefits adjustment of $338 million, and an increase in common stock of $108 million, partially offset by dividends declared of $716 million and an increase in treasury stock of $197 million.

In August 2020, a committee of the Company’s Board of Directors approved a voluntary contribution to its U.S. OPEB plan for up to $700 million, with an anticipated voluntary contribution of $600 million in the fourth quarter of 2020.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first nine months of 2020 was $2,855 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions, a decrease in inventories and trade and financing receivables held by the equipment operations, and a change in net retirement benefits. Partially offsetting these operating cash inflows were cash outflows from a decrease in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable. Cash, cash equivalents, and restricted cash increased $4,255 million in the first nine months of 2020. The increase in cash was primarily to provide added liquidity due to the financial uncertainty created by COVID.

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

Trade receivables held by the equipment operations decreased $231 million during the first nine months and decreased $355 million from a year ago. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories decreased by $325 million during the first nine months and decreased by $1,097 million, compared to a year ago, due to forecasted lower demand related to COVID, other macroeconomic issues, and foreign currency translation. A majority of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 13), which approximates current cost, to the last 12 months’ cost of sales were 30 percent at August 2, 2020, compared to 29 percent at November 3, 2019 and 32 percent at July 28, 2019.

Total interest-bearing debt, excluding finance lease liabilities, of the equipment operations was $11,056 million at August 2, 2020, compared with $6,446 million at November 3, 2019 and $6,789 million at July 28, 2019. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 46 percent, 36 percent, and 36 percent at August 2, 2020, November 3, 2019, and July 28, 2019, respectively.

In the second quarter of 2020, the equipment operations issued three tranches of notes in the U.S. with aggregate principal totaling $2,250 million that are due from 2025 to 2050. The equipment operations also issued Euro-Medium-Term notes with aggregate principal totaling €2,000 million (approximately $2,170 million based on the exchange rate at the issue date) that are due from 2024 to 2032. In the first nine months of 2020, the equipment operations issued commercial paper in the U.S. with aggregate principal totaling $466 million, of which $448 million had an original term greater than 90 days. Commercial paper repaid in the third quarter was $406 million. The net increase is presented in “Increase (decrease) in total short-term borrowings” in the consolidated statement of cash flows.

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

Property and equipment cash expenditures for the equipment operations in the first nine months of 2020 were $591 million, compared with $754 million in the same period last year. Capital expenditures for the equipment operations in 2020 are estimated to be approximately $850 million.

In October 2019, the Company entered into a definitive agreement to acquire Unimil, a privately held Brazilian company in the aftermarket service parts business for sugarcane harvesters. The expected cash purchase price is R$375 million (or approximately $75 million based on the exchange rate at the end of the fiscal quarter). The Company expects to fund the acquisition and the transaction expenses with current cash. The transaction requires customary regulatory approval and is expected to close in the fourth quarter of 2020.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

During the first nine months of 2020, the cash provided by operating activities was used primarily to increase receivables and leases. Cash flows provided by operating activities, including intercompany cash flows, were $1,442 million in the first nine months. Cash used for investing activities totaled $858 million in the first nine months of 2020 primarily due to the cost of receivables (excluding trade and wholesale) and cost of equipment on operating leases acquired exceeding the collection of these receivables and proceeds from sales of equipment on operating leases by $1,541 million and purchases of marketable securities exceeding proceeds from maturities and sales by $21 million, partially offset by a decrease in trade and wholesale receivables of $423 million and a change in collateral on derivatives - net of $330 million. Cash used for financing activities totaled $480 million, resulting primarily from a decrease in external borrowings of $1,677 million and dividends paid to Deere & Company of $260 million, partially offset by an increase in borrowings from Deere & Company of $1,468 million. Cash, cash equivalents, and restricted cash increased $89 million in the first nine months of 2020.

During the first nine months of 2019, the cash provided by operating activities and financing activities was used primarily to increase receivables and leases. Cash flows provided by operating activities, including intercompany cash flows, were $1,836 million in the first nine months of 2019. Cash used for investing activities totaled $4,339 million in the first nine months of 2019 primarily due to an increase in trade and wholesale receivables of $2,551 million, the cost of receivables (excluding trade and wholesale) and the cost of equipment on operating leases acquired exceeding the collection of these receivables and proceeds from sales of equipment on operating leases by $1,754 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $44 million. Cash provided by financing activities totaled $2,477 million, resulting primarily from an increase in external borrowings of $2,193 million and an increase in borrowings from Deere & Company of $683 million, partially offset by dividends paid to Deere & Company of $377 million. Cash, cash equivalents, and restricted cash decreased $34 million in the first nine months of 2019.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, and financing and operating leases. Total receivables and leases decreased $301 million during the first nine months of 2020 and decreased $283 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 3 percent higher in the first nine months of 2020, compared with the same period last year, as volumes of retail notes and revolving charge accounts were higher, while volumes of operating and financing leases were lower. The amount of total trade receivables and wholesale notes decreased compared to November 3, 2019 and July 28, 2019.

Total external interest-bearing debt of the financial services operations was $37,366 million at August 2, 2020, compared with $38,888 million at November 3, 2019 and $38,643 million at July 28, 2019. Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.9 to 1 at August 2, 2020, compared with 8.0 to 1 at November 3, 2019 and 8.0 to 1 at July 28, 2019.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 12). At August 2, 2020, this facility had a total capacity, or “financing limit,” of $3,500 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At August 2, 2020, $2,068 million of secured short-term borrowings was outstanding under the agreement.

In the first nine months of 2020, the financial services operations issued $3,274 million and retired $2,226 million of retail note securitization borrowings. In addition, during the first nine months of 2020, the financial services operations issued $3,739 million and retired $5,618 million of long-term borrowings, which were primarily medium-term notes.

Dividends

The Company’s Board of Directors at its meeting on August 26, 2020 declared a quarterly dividend of $.76 per share payable November 9, 2020, to stockholders of record on September 30, 2020.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of August 2, 2020, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, and trademark matters. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that John Deere reasonably believes could exceed $100,000. The following matter is disclosed solely pursuant to that requirement: on October 3, 2018, the Provincia Santa Fe Ministerio de Medio Ambiente of Argentina issued a Notice of Violation to Industrias John Deere Argentina in connection with alleged groundwater contamination at the site; the Company worked with the appropriate authorities to implement corrective actions to remediate the site. On December 16, 2019, the Provincia Santa Fe Ministerio de Medio Ambiente issued a Notice of Fine of approximately $285,000. The Provincia Santa Fe Ministerio de Medio Ambiente is currently operating with limited resources due to COVID, which continues to prevent the Company from accessing its administrative files. The Company will determine its response after it obtains the files. The Company believes the reasonably possible range of losses for this and other unresolved legal actions would not have a material effect on its financial statements.

Item 1A.  Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A).

The COVID pandemic resulted in additional risks that could materially adversely affect the Company’s business, financial condition, results of operations and/or cash flows.

As mentioned previously, COVID was identified in late 2019 and has spread globally. The rapid spread has resulted in governments and other authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may further impact all or portions of the Company’s workforce and operations and the operations of customers and suppliers. Countries around the world have been affected by the pandemic and have taken containment actions. Considerable uncertainty exists regarding such measures and potential future measures. Restrictions on access to the Company’s manufacturing facilities or on the support operations or workforce, or similar limitations for suppliers, and restrictions or disruptions of transportation, port closures and increased border controls or closures, have limited and could continue to limit the Company’s ability to meet customer demand, which could have a material adverse effect on the Company’s financial condition, cash flows and results of operations. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and the Company’s ability to perform critical functions could be harmed.

The COVID pandemic caused a global recession and there is no certainty about when a sustained economic recovery may occur. The COVID pandemic has also significantly increased economic and demand uncertainty and has led to disruption and volatility in demand for the Company’s products and services, suppliers’ ability to fill orders, and global capital markets. Economic uncertainties could affect demand for the Company’s products and services, the value of the equipment financed or leased, the demand for financings and the financial condition and credit risk of our dealers and customers. Risks related to negative economic conditions are described in our risk factor titled “Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding and result in higher funding costs” under “Risk Factors” in the Company’s annual report on Form 10-K for the year ended November 3, 2019.

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect our business and outlook. These uncertainties include: prolonged reduction or closure of the Company’s operations, or a delayed recovery in our operations; additional closures as mandated or otherwise made necessary by governmental authorities; disruptions in the supply chain and a prolonged delay in resumption of operations by one or more key suppliers, or the failure of any key suppliers; the Company’s ability to meet commitments to our customers on a timely basis as a result of increased costs and supply challenges; the ability to receive goods on a timely basis and at anticipated costs; increased logistics costs; delays in the Company’s strategic initiatives as a result of reduced spending on research and development; additional operating costs at facilities that remain open due to remote working arrangements, adherence to social distancing guidelines and other COVID related challenges; absence of employees due to illness; the impact of the pandemic on the Company’s customers and dealers, and their delays in their plans to invest in new equipment; requests by the Company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or declines in our financial performance, outlook or credit ratings, which could impact the Company’s ability to obtain funding in the future; a resurgence in COVID cases following a reopening in any country, state, or region; and the impact of the pandemic on demand for our products and services as discussed above. It is unclear when a sustained economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2020 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
May 4 to May 31				50.1
Jun 1 to Jun 28				50.1
Jun 29 to Aug 2				50.1
Total
(1)	During the third quarter of 2020, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. In December 2019, the Company announced an additional share repurchase plan authorizing the purchase of up to an additional $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under these two plans was based on the end of the third quarter closing share price of $176.31 per share. At the end of the third quarter of 2020, $8,826 million of common stock remained to be purchased under the plans.

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

3.1	Certificate of Incorporation (Exhibit 3.1 to Form 10-Q of registrant for the quarter ended July 28, 2019, Securities and Exchange Commission File Number 1-4121*)

3.2	Bylaws, as amended (Exhibit 3.1 to Form 8-K of registrant filed on February 28, 2020, Securities and Exchange Commission File Number 1-4121*)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference. Copies of these exhibits are available from the Company upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	August 27, 2020	By:	/s/ Ryan D. Campbell
Ryan D. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)