Form 10-K
period 2020-11-01
DEERE & CO
filed 2020-12-17
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate quoted market price of voting stock of registrant held by non-affiliates at May 1, 2020 was $43,155,250,076. At November 30, 2020, 313,361,302 shares of common stock, $1 par value, of the registrant were outstanding. Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 24, 2021 are incorporated by reference into Part III of this Form 10-K.

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

The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts, including: large, medium, and utility tractors; tractor loaders; combines, cotton pickers, cotton strippers, and sugarcane harvesters; harvesting front-end equipment; sugarcane loaders and pull-behind scrapers; tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural solutions and precision technologies; and other outdoor power products.

The construction and forestry segment primarily manufactures and distributes a broad range of machines and service parts used in construction, earthmoving, roadbuilding, material handling and timber harvesting, including: backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; milling machines; recyclers; slipform pavers; surface miners; asphalt pavers; compactors; tandem and static rollers; mobile crushers and screens; mobile and stationary asphalt plants; log skidders; feller bunchers; log loaders; log forwarders; log harvesters and related logging attachments; and precision technologies.

The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets, and, as it relates to roadbuilding products, primarily through Company-owned sales and service subsidiaries.

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

Additional information is presented in the discussion of business segment and geographic area results on pages 26 – 27. The John Deere enterprise has manufactured agricultural machinery since 1837. The present Company was incorporated under the laws of Delaware in 1958.

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

Market Conditions

Agriculture and Turf. Industry sales of agricultural equipment in the U.S. and Canada are forecast to increase 5 to 10 percent driven by gains in larger models. Full year industry sales in Europe are forecast to be about the same as 2020 to 5 percent higher. In South America, industry sales of tractors and combines are forecast to be about 5 percent higher while Asian sales are expected to be slightly lower than 2020. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher for 2021.

Construction and Forestry. Full year 2021 North American construction equipment industry sales are expected to be down about 5 percent with sales of compact equipment up about 5 percent. Global forestry industry sales are forecast to be about the same to 5 percent higher in 2021.

Financial Services. Results for the full year 2021 are expected to benefit from favorable financing spreads, lower losses on operating lease residual values, and income earned on a higher average portfolio, partially offset by a higher provision for credit losses.

2020 Consolidated Results Compared with 2019

For fiscal 2020, worldwide net income attributable to the Company was $2.751 billion, or $8.69 per share, compared with $3.253 billion, or $10.15 per share, in 2019. Worldwide net sales and revenues decreased 9 percent to $35.540 billion in 2020, compared with $39.258 billion in 2019. Net income in 2020 was negatively affected by impairment charges and employee-separation costs of $458 million after-tax (see Notes 4 and 5). In 2019, the similar charges were $82 million. In addition, the provision for income taxes was adversely affected by non-deductible impairments and charges in 2020 and less favorably affected by discrete adjustments in 2020 than in 2019. Net sales of worldwide equipment operations decreased in fiscal 2020 to $31.272 billion, compared with $34.886 billion last year. Both Agriculture and Turf and Construction and Forestry sales decreased for 2020 due to lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization.

Worldwide equipment operations had an operating profit of $3.559 billion in fiscal 2020, compared with $3.721 billion in fiscal 2019. Operating profit for Agricultural and Turf increased largely due to price realization, reduced selling, administrative, and general expenses, lower research and development expenses, lower warranty expenses, and improved production costs. These items were partially offset by lower sales volumes / mix, employee-separation expenses, impairments, and the unfavorable effects of currency exchange. Construction and Forestry’s operating profit declined mainly due to lower sales volume / mix, employee-separation expenses, impairments, and the unfavorable effects of currency exchange. The operating profit decrease was partially offset by price realization, lower research and development expenses, reduced selling, administrative and general expenses, and improved production costs.

Net income of the Company’s equipment operations was $2.185 billion for fiscal 2020, compared with $2.714 billion in fiscal 2019. The equipment operations’ provision for income taxes and net income were adversely affected by non-deductible impairments and charges in 2020 and less favorably affected by discrete adjustments to the provision for income taxes in 2020 than in 2019.

The financial services operations reported net income attributable to the Company of $566 million for fiscal 2020 compared with $539 million in fiscal 2019. The increase was mainly due to lower impairments and reduced losses on operating lease residual values and income earned on a higher average portfolio, partially offset by a higher provision for credit losses, employee-separation expenses, and unfavorable financing spreads.

The cost of sales to net sales ratio for 2020 was 75.7 percent, compared with 76.8 percent for 2019. The cost of sales to net sales ratio decreased compared to 2019 mainly due to price realization, improved production costs, and lower warranty expenses, partially offset by impairments, employee-separation expenses (see Note 5), and the unfavorable effects of foreign currency exchange.

Additional information on fiscal 2020 results is presented on pages 24 – 27.

EQUIPMENT OPERATIONS

Agriculture and Turf

The John Deere agriculture and turf segment manufactures and distributes a full line of agriculture and turf equipment and related service parts. This equipment includes large, medium and utility tractors and related attachments; tractor loaders; combines; cotton pickers; cotton strippers; sugarcane harvesters; related harvesting front-end equipment; sugarcane loaders; pull-behind scrapers; turf and utility equipment, including riding lawn equipment, commercial mowing equipment, golf course equipment, utility vehicles, implements for mowing, tilling, snow and debris handling, aerating and many other residential, commercial, golf and sports turf care applications and other outdoor power products; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; and tillage, seeding and application equipment, including sprayers, nutrient management and soil preparation machinery. John Deere also purchases certain products from other manufacturers for resale.

The segment consolidates all markets into four geographical customer focus areas to deliver measurable customer value. Beginning in fiscal 2021, the segment’s operations are organized around the systems used by customers to produce output. These production systems include large grains (such as corn and soy), small grains (such as wheat, oats, and barley), sugarcane, and cotton.

The segment also provides integrated agricultural solutions and precision technologies across its portfolio of large equipment. John Deere has developed a unique, system-level approach designed to improve customer profitability, productivity, and sustainability. This approach includes precise global navigation satellite systems technology, advanced connectivity and telematics, on-board sensors and computing power, automation software, digital tools, and applications and analytics that together enable seamless integration of information, designed to improve customer decision making and execution of jobs. John Deere’s advanced telematics systems remotely connect agricultural equipment owners, business managers and dealers to agricultural equipment in the field, providing real-time alerts and information about equipment location, utilization, performance and maintenance to improve productivity and efficiency.

In addition to the John Deere brand, the agriculture and turf segment purchases and sells a variety of equipment attachments under the Frontier, Kemper and Green Systems brand names. The segment also manufactures and sells sprayers under the Hagie and Mazzotti brand names, planters and cultivators under the Monosem brand name, sprayers and planters under the PLA brand name, and carbon fiber sprayer booms under the King Agro brand name. The segment also sells sugarcane harvester aftermarket parts under the Unimil brand name. John Deere manufactures its agriculture and turf equipment for sale primarily through independent retail dealer networks, and also builds turf products for sale by mass retailers, including The Home Depot and Lowe’s.

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

Innovations in machinery and technology also influence agricultural equipment purchasing. For example, larger, more productive equipment is well accepted where farmers are striving for more efficiency in their operations. Large, cost-efficient, highly-mechanized agricultural operations account for an important share of worldwide farm output. These customers are increasingly adopting and integrating precision agricultural technologies like guidance, telematics, and data management in their operations. The large-size agricultural equipment used on such farms has been particularly important to John Deere. A large proportion of the equipment operations’ total agricultural equipment sales in the U.S. and Canada, and a large proportion of sales in many countries outside the U.S. and Canada, are comprised of tractors over 100 horsepower, self-propelled combines, self-propelled cotton pickers, self-propelled forage harvesters, self-propelled sprayers and seeding equipment. However, small tractors are an important part of our global tractor business. Further, John Deere offers a number of harvesting solutions to support development of the mechanized harvesting of grain, oilseeds, cotton, sugar and biomass.

Retail sales of lawn and garden tractors, compact utility tractors, residential and commercial mowers, utility vehicles, and golf and turf equipment are influenced by weather conditions, consumer spending patterns and general economic conditions.

Seasonality. Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand in order to achieve efficient utilization of manpower and facilities throughout the year. For certain equipment, John Deere offers early order discounts to retail customers. Production schedules are based, in part, on these early order programs. The segment incurs substantial seasonal variation in cash flows to finance production and inventory of agricultural equipment. The segment also incurs costs to finance sales to dealers in advance of seasonal demand. New combine and cotton harvesting equipment has been sold under early order programs with waivers of retail finance charges available to customers who take delivery of machines during off-season periods. In Australia, Canada, and the U.S., there are typically several used equipment trade-in transactions as part of most new agricultural equipment sales. To provide support to its dealers for these used equipment trade-ins, John Deere provides dealers in these countries with pools of funds, awarded to dealers as a percentage of the dealer cost for eligible new equipment sales. Dealers can use these funds to defray the costs of carrying or marketing used equipment inventory or to provide incentives to customers purchasing the used equipment.

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

Construction and Forestry

John Deere’s construction and forestry equipment includes a broad range of backhoe loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, motor graders, articulated dump trucks, landscape loaders, skid-steer loaders, milling machines, pavers, compactors, rollers, crushers, screens, asphalt plants, log skidders, log feller bunchers, log loaders, log forwarders, log harvesters, and a variety of attachments. John Deere provides a broad line of construction equipment and the most complete line of forestry machines and attachments available in the world. John Deere also manufactures and distributes roadbuilding equipment through its wholly-owned subsidiaries of the Wirtgen Group.

The construction and forestry machines are distributed under the John Deere brand name, except for the Wirtgen Group products, which are manufactured and distributed under six brand names: Wirtgen, Vögele, Hamm, Kleeman, Benninghoven, and Ciber. Forestry attachments are distributed under the John Deere and Waratah brand names. In addition to the equipment manufactured by the construction and forestry segment, John Deere purchases certain products from other manufacturers for resale. The segment also provides advanced connectivity and telematics solutions designed to improve customer productivity, efficiency, and worksite management through access to fleet location, utilization, performance, and maintenance information.

The prevailing levels of residential, commercial and public construction, investment in infrastructure, and the condition of the forestry products industry influence retail sales of John Deere construction, earthmoving, roadbuilding, material handling, and forestry equipment. General economic conditions, the level of interest rates, the availability of credit and certain commodity prices, such as oil and gas and those applicable to pulp, paper and saw logs also influence sales.

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

The segment has a number of initiatives in the rent-to-rent, or short-term rental, market for construction, earthmoving, roadbuilding, and material handling equipment. These include specially designed rental programs for John Deere dealers and expanded cooperation with major, national equipment rental companies.

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

The competitive environment for the agriculture and turf segment includes some global competitors, including AGCO Corporation, CLAAS KGaA mbH, CNH Industrial N.V., Kubota Tractor Corporation, Mahindra, and The Toro Company and many regional and local competitors. These competitors have varying numbers of product lines competing with the segment’s products and each has varying degrees of regional focus. Additional competition within the agricultural equipment industry has come from a variety of short-line and specialty manufacturers, as well as indigenous regional competitors, with differing manufacturing and marketing methods. As technology becomes increasingly important to enable productivity in agriculture, the industry is attracting non-traditional competitors including more technology-focused companies and start-up ventures. The agricultural equipment industry continues to undergo significant changes and is becoming even more competitive through the emergence and expanding global capability of many competitors, particularly in high potential markets such as Brazil and India where John Deere seeks to increase market share. The segment’s turf equipment is sold primarily in the highly competitive North American and Western European markets.

Global competitors of the construction and forestry segment include Caterpillar Inc., CNH Industrial N.V., Doosan Infracore Co., Ltd. and its subsidiary Doosan Bobcat Inc., Fayat Group, Komatsu Ltd., Kubota Tractor Corporation, Ponsse Plc, SANY Group Co., Ltd., Terex, Tigercat Industries Inc., Volvo Construction Equipment (part of Volvo Group AB) and XCMG. The construction business operates in highly competitive markets in North and South America and other global markets, including China and Russia. The forestry and roadbuilding businesses operate globally. The segment manufactures over 90 percent of the types of construction equipment used in the U.S. and Canada, including construction, forestry, earthmoving, roadbuilding, and material handling equipment.

Manufacturing

Manufacturing Plants. In the U.S. and Canada, the equipment operations own and operate 21 factory locations and lease and operate another two locations. Of these 23 factories, 13 are devoted primarily to agriculture and turf equipment, four to construction and forestry equipment, one to engines, two to engine and component remanufacturing, two to hydraulic and power train components, and one to electronic components. Outside the U.S. and Canada, the equipment operations own or lease and operate 47 factories, including: agriculture and turf equipment factories in Argentina, Brazil, China, France, Germany, India, Israel, Italy, Mexico, the Netherlands, Russia, and Spain; earthmoving equipment factories in Brazil and China; engine, engine/power train, hydraulic, or electronic component factories in Argentina, China, France, India, and Mexico; roadbuilding equipment factories in Brazil, China, Germany, and India; and forestry equipment factories in Finland and New Zealand. The engine factories referred to above manufacture non-road, heavy duty diesel engines.

The equipment operations also have financial interests in other manufacturing organizations, which include Bell in South Africa, the Hitachi joint venture that builds hydraulic excavators and tracked forestry equipment in the U.S., Canada, and Brazil, and ventures that manufacture transaxles and transmissions used in certain agriculture and turf segment products.

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

Patents, Trademarks, and Trade Secrets

John Deere owns a significant number of patents, trade secrets, licenses, and trademarks related to John Deere products and services, and expects the number to grow as John Deere continues to pursue technological innovations. John Deere’s policy is to further its competitive position by filing patent applications in the U.S. and internationally to protect technology and improvements considered important to the business. John Deere believes that, in the aggregate, the rights under these patents and licenses are generally important to its operations and competitive position, but does not regard any of its businesses as being dependent upon any single patent or group of patents. However, certain John Deere trademarks, which contribute to John Deere’s identity and the recognition of its products and services, including but not limited to the “John Deere” mark, the leaping deer logo, the “Nothing Runs Like a Deere” slogan, the prefix “JD” associated with many products, and the green and yellow equipment colors, are an integral part of John Deere’s business, and their loss could have a material adverse effect on the Company. For additional information see Risk Factors–Intellectual Property Risks–The potential loss of John Deere intellectual property through trade secret theft, infringement of patents, trademark counterfeiting, or other loss of rights to exclusive use of John Deere intellectual property may have a material adverse effect on the Company. Infringement of the intellectual property rights of others by Deere may also have a material adverse effect on the Company.

Marketing

In the U.S. and Canada, the equipment operations distribute equipment and service parts through the following facilities: two agriculture and turf equipment sales and administration offices located in Olathe, Kansas and Cary, North Carolina and one sales branch located in Grimsby, Ontario; one construction, earthmoving, material handling, and forestry equipment sales and administration office located in Moline, Illinois and one sales branch located in Grimsby, Ontario; and one roadbuilding equipment sales, service, and administration office located in Nashville, Tennessee. In addition, the equipment operations operate a centralized parts distribution warehouse in coordination with ten regional parts depots and distribution centers in the U.S. and Canada.

Through these U.S. and Canadian facilities, John Deere markets products to approximately 1,981 dealer locations, most of which are independently owned and operated. Of these, approximately 1,544 sell agricultural equipment, while approximately 437 sell construction, earthmoving, material handling and/or forestry equipment. Nortrax owns some of the 437 dealer locations. Turf equipment is sold at most John Deere agricultural equipment locations, a few construction, earthmoving, material handling, and forestry equipment locations and about 358 turf-only locations, many of which also sell dissimilar lines of non-John Deere products. In addition, certain lawn and garden product lines are sold through The Home Depot and Lowe’s.

Outside the U.S. and Canada, John Deere agriculture and turf equipment is sold to distributors and dealers for resale in over 100 countries. Sales and administrative offices are located in Argentina, Australia, Brazil, China, France, Germany, India, Italy, Mexico, the Netherlands, Poland, Russia, Singapore, South Africa, Spain, Sweden, Thailand, Ukraine, and the United Kingdom. Turf equipment sales outside the U.S. and Canada occur primarily in Europe and Australia. Construction, earthmoving, material handling, and forestry equipment is sold to distributors and dealers primarily by sales offices located in Australia, Brazil, China, Finland, New Zealand, Russia, Singapore, and the United Kingdom. Some of these dealers are independently owned while John Deere owns others. Roadbuilding equipment is sold both directly to end customers as well as to independent distributors and dealers for resale. The Wirtgen Group operates company-owned sales and service subsidiaries in Australia, Austria, Belgium, Brazil, Bulgaria, China, Denmark, Estonia, Finland, France, Georgia, Germany, Guinea, Hungary, India, Ireland, Italy, Japan, Latvia, Lithuania, Malaysia, the Netherlands, Norway, the Philippines, Poland, Romania, Russia, Serbia, Singapore, South Africa, Sweden, Taiwan, Thailand, Turkey, Ukraine, and the United Kingdom.

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

Raw Materials

John Deere purchases raw materials and some manufactured components and replacement parts for its equipment, engines, and other products from leading suppliers both domestically and internationally. These materials and components include a variety of steel products, steel and iron castings, forgings, plastics, electronics, and ready-to-assemble components made to certain specifications. John Deere also purchases various goods and services used in production, logistics, offices, and research and development processes. John Deere maintains strategic sourcing models to meet its production needs and build upon long-term supplier relationships. John Deere uses a variety of agreements with suppliers intended to drive innovation, ensure availability and delivery of industry-leading quality raw materials and components, manage costs on a globally competitive basis, protect John Deere’s intellectual property, and minimize other supply-related risks. Supply chain risks monitored by John Deere to minimize the likelihood of the supply base causing business disruption include supplier financial viability, capacity, business continuity, quality, delivery, cyber security, and weather-related events, including natural disasters. In fiscal 2020, some of John Deere’s operations were temporarily impacted by certain material or component shortages due to the COVID-19 pandemic (COVID).

Backlog Orders

The dollar amount of backlog orders for the agriculture and turf segment believed to be firm was approximately $8.1 billion at November 1, 2020, compared with $5.5 billion at November 3, 2019. The agriculture and turf backlog is generally highest in the second and third quarters due to seasonal buying trends in these industries. The dollar amount of backlog orders for the construction and forestry segment believed to be firm was approximately $2.1 billion at November 1, 2020, compared with $1.7 billion at November 3, 2019. Backlog orders for the agricultural and turf and construction and forestry segments include all orders deemed to be firm as of the referenced date.

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

The financial services operations offer retail leases to equipment users in the U.S. A small number of leases are executed with units of local government. Leases are usually written for periods of less than one year to seven years, and typically contain an option permitting the customer to purchase the equipment at the end of the lease term. Retail leases are also offered in a generally similar manner to customers in Canada through John Deere Financial Inc. and John Deere Canada ULC.

The financial services operations’ terms for financing equipment retail sales (other than smaller items financed with unsecured revolving charge accounts) generally provide for retention of a security interest in the equipment financed. The financial services operations’ guidelines for minimum down payments, which vary with the types of equipment and repayment provisions, are generally 0 percent to 20 percent of the purchase price. Finance charges are sometimes waived for specified periods or reduced on certain John Deere products sold or leased in advance of the season of use or in other sales promotions. The financial services operations generally receive compensation from the sales companies at approximate market interest rates for periods during which finance charges are waived or reduced on the retail notes or leases. The cost is accounted for as a deduction in arriving at net sales by the equipment operations.

The Company has an agreement with Capital Corporation to make payments to Capital Corporation such that its ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. The Company has also committed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to Capital Corporation under the agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, the Company’s obligations under the agreement are not measured by the amount of Capital Corporation’s indebtedness, obligations, or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. The Company was in compliance with all of its obligations under this agreement as of November 1, 2020, and no payments were required under this agreement in fiscal 2020 or 2019.

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

Additional information on the financial services operations appears on pages 24 – 27 and 31 – 32.

ENVIRONMENTAL MATTERS

John Deere is subject to a wide variety of local, state, and federal environmental laws and regulations in the U.S., as well as the environmental laws and regulations of other countries in which John Deere conducts business. John Deere strives to comply with applicable laws and regulations. However, failure to comply with these regulations could lead to fines and other penalties. John Deere is involved in the evaluation and clean-up of a limited number of sites but does not expect that these matters or other expenses or liabilities John Deere may incur in connection with any noncompliance with environmental laws or regulations or the cleanup of any additional properties, will have a material adverse effect on the consolidated financial position, results of operations, cash flows or competitive position of John Deere. With respect to acquired properties and businesses or properties and businesses acquired in the future, John Deere conducts due diligence into potential exposure to environmental liabilities, but cannot be certain that it has identified or will identify all adverse environmental conditions. Compliance with these laws and regulations has added, and will continue to add, to the cost of John Deere’s products. The Company does not expect to incur material capital expenditures for environmental control facilities during fiscal 2021.

The European Union’s Stage V Regulation, parts of which became effective in 2019 and 2020, applies to non-road diesel engines across various power categories for machines used in construction, agriculture, materials handling, industrial use and generator applications. Governmental agencies throughout the world are enacting similar laws to reduce off-road engine emissions, including India’s Bharat Stage IV Regulation that will become effective in 2021. These standards continue the reduction of particulate and NOx emissions. John Deere has achieved and plans to continue to achieve compliance with these regulations through significant investments in the development of new engine technologies and after-treatment systems. Compliance with emissions regulations has added and will continue to add to the cost of John Deere’s products.

Governments are also implementing laws regulating products across their life cycle, including raw material sourcing and the storage, distribution, sale, use, and disposal of products at their end-of-life. These laws and regulations include green chemistry, right-to-know, restriction of hazardous substances, and product take-back laws.

GOVERNMENT REGULATIONS

John Deere is subject to a wide variety of local, state, and federal laws and regulations in the countries where it conducts business. Compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources. In fiscal 2020, compliance with the regulations applicable to John Deere did not have a material effect on John Deere’s capital expenditures, earnings, or competitive position. Additional information about the impact of government regulations on John Deere’s business is included in Item 1A. “Risk Factors” under the headings Geopolitical Uncertainties; Data Security and Privacy; Environmental, Climate and Weather Risks; and Bribery and Corruption Risks.

HUMAN CAPITAL

John Deere’s employees, its human capital, are guided by the company’s higher purpose: We run so life can leap forward. The employees are further guided by the company’s code of business conduct, helping them to uphold and strengthen the standards of honor and integrity that have defined John Deere since its founding. In their everyday work, employees embody John Deere’s core values of integrity, quality, commitment and innovation, and in doing so, directly contribute to the company’s long-standing character and reputation.

Employees take pride in their work and value learning from one another. While they hold many values in common, John Deere employees appreciate different perspectives and embrace the opportunity to work with those of diverse backgrounds. John Deere encourages employees to become involved in their communities and many employees do contribute their time and talents to community efforts. John Deere’s employees contribute to the company’s efforts to provide a safe and healthy workplace for all, especially through 2020.

At November 1, 2020, John Deere had approximately 69,600 employees, including approximately 27,500 employees in the U.S. and Canada. John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 84 percent of John Deere’s U.S. production and maintenance employees. Approximately 8,740 of John Deere’s active U.S. production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of October 1, 2021. A small number of U.S. production employees are represented by the International Association of Machinists and Aerospace Workers (IAM). Unions also represent the majority of employees at John Deere manufacturing facilities outside the U.S.

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

Name, age and office (at December 1, 2020), and year elected to office				Principal occupation during last five years other than office of the Company currently held
John C. May	51	Chairman and Chief Executive Officer	2020

2019 Chief Executive Officer and President, 2019 President and Chief Operating Officer, 2018 – 2019 President, Worldwide Agriculture & Turf Division, Global Harvesting and Turf Platforms, Ag Solutions Americas and Australia, 2012 – 2018 President, Agricultural Solutions & Chief Information Officer

Ryan D. Campbell	46	Senior Vice President and Chief Financial Officer	2019	2018 Deputy Financial Officer, 2017 Vice President and Comptroller, 2016 Deputy Comptroller, 2014 – 2015 Director of Finance, Agricultural Division Regions 1 & 2 and Global Tractors
Marc A. Howze	57	Group President, Lifecycle Solutions & Chief Administrative Officer	2020	2016 – 2020 Senior Vice President and Chief Administrative Officer, 2012 – 2016 Vice President, Global Human Resources & Employee Communications
Mary K.W. Jones	52	Senior Vice President, General Counsel & Public Affairs	2019	2013 – 2019 Senior Vice President and General Counsel
Rajesh Kalathur	52	President, John Deere Financial, and Chief Information Officer	2019	2018 – 2019 Senior Vice President, Chief Financial Officer and Chief Information Officer, 2012 – 2018 Senior Vice President and Chief Financial Officer
Cory J. Reed	50	President, Worldwide Agriculture & Turf Division, Production & Precision Ag, Sales & Marketing Regions of the Americas and Australia	2020

2019 – 2020 President, Worldwide Agriculture & Turf Division, Americas and Australia, Global Harvesting and Turf Platforms, Agricultural Solutions, 2016 – 2019 President, John Deere Financial, 2013 – 2016 Senior Vice President, Intelligent Solutions Group

John H. Stone	50	President, Worldwide Construction & Forestry and Power Systems	2020	2016 – 2020 Senior Vice President, Intelligent Solutions Group, 2015 Vice President, Corporate Strategy
Markwart von Pentz	57	President, Worldwide Agriculture & Turf Division, Small Ag & Turf, Sales & Marketing Regions of Europe, CIS, Asia and Africa	2020

2019 – 2020 President, Worldwide Agriculture & Turf Division Tractor and Hay & Forage, Regions 1 & 2, and Advanced Engineering, 2018 – 2019 President, Worldwide Agriculture & Turf Division Global Tractor and Hay & Forage Platforms, Europe, CIS, Asia, Africa, 2012 – 2018 President, Agriculture & Turf Division-Europe, Asia, Africa, and Global Tractor Platform

ITEM 1A.	RISK FACTORS.

The following risks are considered material to John Deere’s business based upon current knowledge, information and assumptions. This discussion of risk factors should be considered closely in conjunction with Management’s Discussion and Analysis beginning on page 24, including the risks and uncertainties described in the Safe Harbor Statement on pages 27 – 29, and the Notes to Consolidated Financial Statements beginning on page 44. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Annual Report on Form 10-K and the “Safe Harbor Statement” in this report are not the only risks faced by the Company.

Risks Related to the COVID Pandemic

The COVID pandemic resulted in additional risks that could materially adversely affect John Deere’s business, financial condition, results of operations and/or cash flows.

COVID was identified in late 2019 and has spread globally. The pandemic has resulted in governments and other authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and business closures. These measures have impacted and may further impact all or portions of the Company’s workforce and operations and the operations of customers and suppliers. Countries around the world have been affected by the pandemic and have taken containment actions. Considerable uncertainty exists regarding such measures and potential future measures. Restrictions on access to the Company’s manufacturing facilities or on the support operations or workforce, or similar limitations for suppliers and dealers, restrictions or disruptions of transportation, port closures, increased border controls or closures, and material and component shortages have limited and could continue to limit the Company’s ability to meet customer demand, which could have a material adverse effect on the Company’s financial condition, cash flows and results of operations. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and the Company’s ability to perform critical functions could be harmed.

The COVID pandemic caused a global recession and there is no certainty about when a sustained economic recovery may occur. The COVID pandemic has also significantly increased economic and demand uncertainty and has led to disruption and volatility in demand for the Company’s products and services, suppliers’ ability to fill orders, and global capital markets. Economic uncertainties could continue to affect demand for the Company’s products and services, the value of the equipment financed or leased, the demand for financing and the financial condition and credit risk of our dealers and customers.

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect our business and outlook. These uncertainties include: the duration and impact of the resurgence in COVID cases in any country, state, or region; prolonged reduction or closure of the Company’s operations, or a delayed recovery in our operations; additional closures as mandated or otherwise made necessary by governmental authorities; disruptions in the supply chain and a prolonged delay in resumption of operations by one or more key suppliers, or the failure of any key suppliers; the Company’s ability to meet commitments to our customers on a timely basis as a result of increased costs and supply challenges; the ability to receive goods on a timely basis and at anticipated costs; increased logistics costs; delays in the Company’s strategic initiatives as a result of reduced spending on research and development; additional operating costs due to remote working arrangements, adherence to social distancing guidelines and other COVID-related challenges; increased risk of cyber attacks on network connections used in remote working arrangements; increased privacy-related risks due to processing health-related personal information; legal claims related to personal protective equipment designed, made, or provided by the Company or alleged exposure to COVID on Company premises; absence of employees due to illness; the impact of the pandemic on the Company’s customers and dealers, and their delays in their plans to invest in new equipment; requests by the Company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or declines in our financial performance, outlook or credit ratings, which could impact the Company’s ability to obtain funding in the future; and the impact of the pandemic on demand for our products and services as discussed above. It is unclear when a sustained economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position.

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

Geopolitical Uncertainties

International, national and regional trade laws, regulations and policies (particularly those related to or restricting global trade) and government farm programs and policies could significantly impair John Deere’s profitability and growth prospects.

International, national and regional laws, regulations and policies directly or indirectly related to or restricting the import and export of John Deere’s products, services and technology, or those of our customers, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s multinational business and subject John Deere to civil and criminal sanctions for violations. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world, and limits the ability to access raw materials and high quality parts and components at competitive prices on a timely basis. Trade restrictions, including withdrawal from or modification of existing trade agreements, negotiation of new trade agreements, and imposition of new (and retaliatory) tariffs against certain countries or covering certain products, including developments in U.S.-China trade relations, could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products and services. These trade restrictions, and changes in–or uncertainty surrounding–global trade policies may affect John Deere’s competitive position. Furthermore, market access and the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed by such policies because farm income strongly influences sales of agricultural equipment around the world. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel and infrastructure. Additionally, changes in government farm programs and policies, including direct payment and other subsidies, can significantly influence demand for agricultural equipment.

Furthermore, embargoes, sanctions, and export controls imposed by the U.S. and other governments restricting or prohibiting transactions with certain persons or entities, including financial institutions, to certain countries or regions, or involving certain products, limit the sales of Deere products and expose John Deere to potential criminal and civil sanctions. Embargoes, sanctions, and export control laws are changing rapidly for certain geographies, including with respect to Russia, China, Venezuela, and Nicaragua. In particular, changing U.S. export controls and sanctions on China, as well as other restrictions affecting transactions involving China and Chinese parties, could affect John Deere’s ability to collect receivables, provide aftermarket and warranty support for John Deere equipment, sell products, and otherwise impact Deere’s reputation and business. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of import and export laws and sanctions, violations of these laws or sanctions could harm John Deere’s reputation and business, and may subject John Deere to civil and criminal sanctions, any of which could have a material adverse effect on John Deere’s results of operations and financial condition.

Greater political, economic and social uncertainty and the evolving globalization of businesses could significantly change the dynamics of John Deere’s competition, customer base and product offerings and impact John Deere’s growth opportunities globally.

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

Uncertain Economic Conditions

Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding and result in higher funding costs.

The demand for John Deere’s products and services can be significantly reduced in an economic environment characterized by high unemployment, cautious consumer spending, lower corporate earnings, U.S. budget issues and lower business investment. Negative or uncertain economic conditions causing John Deere’s customers to lack confidence in the general economic outlook can significantly reduce their likelihood of purchasing John Deere’s equipment. As discussed under Risks Related to the COVID Pandemic–The COVID pandemic resulted in additional risks that could materially adversely affect John Deere’s business, financial condition, results of operations and/or cash flows, the COVID pandemic caused a global recession and significantly increased economic and demand uncertainty. Sustained negative economic conditions and outlook affect housing starts, energy demand, and other construction which dampens demand for certain construction equipment. John Deere’s turf operations and its construction and forestry business are dependent on construction activity and general economic conditions. Decreases in construction activity and housing starts could have a material adverse effect on John Deere’s results of operations. If negative economic conditions affect the overall farm economy, there could be a similar effect on John Deere’s agricultural equipment sales. In addition, uncertain or negative outlook with respect to pervasive U.S. fiscal issues as well as general economic conditions and outlook can cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Additionally, the Company’s investment management activities could be adversely affected by changes in the equity and bond markets, which would negatively affect earnings.

In addition, demand for John Deere’s products and services can be significantly reduced by concerns regarding the diverse economic and political circumstances of the individual countries in the eurozone, the debt burden of certain eurozone countries and their ability to meet future financial obligations, uncertainty following the withdrawal of the United Kingdom from the European Union, the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or the long term stability of the euro as a single common currency. Persistent disparity with respect to the widely varying economic conditions within the individual countries in the eurozone, and its implications for the euro as well as market perceptions concerning these and related issues, could adversely affect the value of the Company’s euro-denominated assets and obligations, have an adverse effect on demand for John Deere’s products and services in the eurozone and have an adverse effect on financial markets in Europe and globally. More specifically, it could affect the ability of John Deere’s customers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, and the availability of supplies and materials and on the demand for John Deere’s products.

Financial Risks

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

Because the financial services segment provides financing for a significant portion of John Deere’s sales worldwide, negative economic conditions in the financial industry could materially impact John Deere’s operations and financial results.

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

Because John Deere’s equipment operations and financial services segments are subject to interest rate risks, changes in interest rates can reduce demand for equipment, adversely affect interest margins and limit access to capital markets while increasing borrowing costs.

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

Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences for John Deere that may not yet be reasonably predicted.

The Company has outstanding debt, derivative and receivable transactions with variable interest rates based on LIBOR. The LIBOR benchmark has been subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect the Company's debt securities, derivative instruments, receivables, debt payments and receipts. At this time, the effects of any phase out of LIBOR or any adoption of alternative benchmark rates are still unclear. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts that terminate after 2021. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities.

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

Market Conditions

John Deere’s ability to adapt in highly competitive markets could affect its business, results of operations and financial condition.

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

John Deere’s ability to understand its customers’ specific preferences and requirements, and to develop, manufacture and market products that meet customer demand, could significantly affect its business results.

John Deere’s ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to its success. This requires a thorough understanding of John Deere’s existing and potential customers on a global basis, particularly in Argentina, Brazil, and India. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on John Deere’s business.

Changing worldwide demand for food and different forms of bio-energy could affect the price of farm commodities and consequently the demand for certain John Deere equipment and could also result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world’s growing food and bio-energy demands, driven in part by government policies and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. Lower farm commodity prices directly affect farm incomes, which could negatively affect sales of agricultural equipment. While higher commodity prices benefit John Deere’s crop-producing agricultural equipment customers, higher commodity prices also could result in greater feed costs for livestock and poultry producers which in turn may result in lower levels of equipment purchased by these customers. Furthermore, changing bio-energy demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect commodity demand and commodity prices, demand for John Deere’s diesel-fueled equipment, and result in higher research and development costs related to equipment fuel standards.

Manufacturing and Operations

Changes in the availability and price of certain raw materials, components, and whole goods could result in significant disruptions to the supply chain, production disruptions, and increased costs and lower profits on sales of John Deere products.

John Deere requires access to various raw materials, components, and whole goods at competitive prices to manufacture and distribute its products. Changes in the availability and price of these raw materials, components, and whole goods, which have fluctuated significantly in the past and are more likely to fluctuate during times of economic volatility, regulatory instability or change in import tariffs or trade agreements, can significantly increase the costs of production which could have a material negative effect on the profitability of the business, particularly if John Deere, due to pricing considerations or other factors, is unable to recover the increased costs from its customers. Significant disruptions to the supply chain resulting from shortages of raw materials, components, and whole goods can adversely affect John Deere’s ability to meet commitments to customers. For example, during fiscal 2020, some of the Company’s operations were temporarily impacted by certain material or component shortages due to COVID. John Deere relies on suppliers to acquire raw materials, components, and whole goods required to manufacture its products. Certain components and parts used in John Deere’s products are available from a single supplier and cannot be alternatively sourced quickly. Supply chain disruptions due to supplier financial distress, capacity constraints, trade barriers, labor shortages, business continuity, quality, cyber attacks, delivery issues or disruptions due to weather-related, natural disaster, or pandemic events could affect John Deere’s operations and profitability.

Data Security and Privacy

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

John Deere is subject to governmental laws, regulations and other legal obligations related to privacy and data protection and any inability or perceived inability of the Company to address these requirements could adversely affect our business.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. John Deere collects personal information and other data as integral parts of its business processes and activities. This data is subject to a variety of U.S. and foreign laws and regulations, including oversight by various regulatory and other governmental bodies. Many foreign countries and governmental bodies, including the European Union, Canada, and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of personal information and other data obtained from their residents or by businesses operating within their jurisdictions. The European Union General Data Protection Regulation and the California Consumer Privacy Act impose stringent data protection requirements and provide significant penalties for noncompliance. New privacy laws will continue to come into effect around the world in 2021. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies) could result in additional cost and liability to us or company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

Intellectual Property Risks

The potential loss of John Deere intellectual property through trade secret theft, infringement of patents, trademark counterfeiting, or other loss of rights to exclusive use of John Deere intellectual property could have a material adverse effect on the Company. Infringement of the intellectual property rights of others by Deere could also have a material adverse effect on the Company.

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

Human Capital Risks

John Deere’s ability to attract, develop, engage, and retain qualified employees could impact its ability to execute its strategy.

John Deere’s continued success depends, in part, on its ability to identify and attract qualified candidates with the requisite education, background and experience. Further, John Deere’s success depends, in part, on its ability to develop, engage, and retain qualified employees. Failure to attract, develop, engage and retain qualified employees, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new employees, or inadequate resources to train, integrate and retain qualified employees, could impair John Deere’s ability to execute its business strategy, and could adversely affect John Deere’s business. In addition, while John Deere strives to reduce the impact of the departure of employees, John Deere’s operations or ability to execute its business strategy may be impacted by the loss of employees, particularly when departures involve groups of employees, such as the voluntary and involuntary separation programs in fiscal 2020. Employee-separation programs may adversely affect the Company through decreased employee morale, the loss of knowledge of departing employees, and the devotion of resources to reorganizing and reassigning job roles and responsibilities. The Company’s ability to meet its business objectives may be affected by the departure of employees, and the expected cost savings of the employee-separation programs may not be achieved due to delays or other factors. Further, the departure of groups of employees could increase the risk to the Company of claims or litigation from former employees.

Disputes with labor unions could adversely affect John Deere’s ability to operate its facilities as well as its financial results.

Many of John Deere’s production and maintenance employees are represented by labor unions under various collective bargaining agreements with different expiration dates. Disruptions to John Deere’s manufacturing and parts-distribution facilities, through various forms of labor disputes, could adversely affect the Company. In 2021, John Deere will be renegotiating several labor agreements. Any strike, work stoppage, or other dispute with a labor union could materially adversely affect the Company’s business, results of operations, and financial condition.

Environmental, Climate, and Weather Risks

Unfavorable weather conditions or natural calamities that reduce agricultural production and demand for agriculture and turf equipment could directly and indirectly affect John Deere’s business.

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

Increasingly rigorous environmental, health and safety laws and regulations of federal, state and local authorities in the U.S. and various international regulatory authorities apply to John Deere’s operations, suppliers and customers, and enforcement actions or civil litigation related to those requirements could adversely affect John Deere’s business results.

Enforcement actions arising from violations of environmental, health and safety laws or regulations can lead to investigation and legal costs, and result in significant fines or penalties. In addition, new or more stringent requirements of governmental authorities could prevent or restrict John Deere’s operations, or those of our suppliers and customers, require significant expenditures to achieve compliance and/or give rise to civil or criminal liability. Further, civil litigation on these subjects continues to increase, primarily in the U.S. There can be no assurance that violations of such laws and/or regulations, civil claims for damages to property or personal injury arising from the environmental, health or safety impacts of John Deere’s operations, or those of our suppliers and customers, or other civil claims in which John Deere becomes a party, would not have consequences that result in a material adverse effect on John Deere’s business, financial condition or results of operations.

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

New or more stringent greenhouse gas emission standards designed to address climate change could increase costs to John Deere and the physical effects attributed to climate change could further impact its facilities, suppliers and customers.

There is global scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations may lead to new international, national, regional or local legislative or regulatory responses. Various stakeholders, including legislators and regulators, shareholders and non-governmental organizations, as well as companies in many business sectors, including John Deere, are continuing to look for ways to reduce GHG emissions. The regulation of GHG emissions from certain stationary or mobile sources could result in additional costs to John Deere in the form of taxes or emission allowances, facilities improvements and energy costs, which would increase John Deere’s operating costs through higher utility, transportation and materials costs. Increased input costs, such as fuel and fertilizer, and compliance-related costs could also impact customer operations and demand for John Deere equipment. Because the impact of any future GHG legislative, regulatory or product standard requirements on John Deere’s global businesses and products is dependent on the timing and design of mandates or standards, John Deere is unable to predict its potential impact at this time.

Furthermore, the potential physical impacts of climate change on John Deere’s facilities, suppliers and customers and therefore on John Deere’s operations are highly uncertain and will be particular to the circumstances developing in various geographical regions. These may include extreme weather events and long-term changes in temperature levels and water availability. These potential physical effects may adversely impact the demand for John Deere’s products and the cost, production, sales and financial performance of John Deere’s operations.

Bribery and Corruption Risks

John Deere is subject to extensive anti-corruption laws and regulations, the violation of which could adversely affect John Deere.

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

Strategic Performance Risks

John Deere may not realize all of the anticipated benefits of our business strategies, including acquisitions, joint ventures or divestitures, or these benefits may take longer to realize than expected.

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

In addition, the Company may not realize all anticipated benefits of its reorganization and implementation of its operating model in the anticipated timeframe or at all. The factors that could affect these benefits include the adoption of new job types within the Company, changing job responsibilities of employees, the number of layers of management, ability of employees to embrace change, anxiety within the workforce, and temporary inefficiencies. Further, the ability of the Company to execute its business strategies in production systems, precision technologies, and aftermarket support could affect the Company’s results of operations and financial condition.

Precision Technology Risks

If John Deere is unable to deliver precision technology and agricultural solutions to its customers, it could affect its business, results of operations, and financial condition.

John Deere’s approach to precision technology involves hardware and software, guidance, connectivity and digital solutions, automation and machine intelligence, and autonomy. To create and maintain a competitive differentiation through precision technology solutions, the Company needs to successfully develop and introduce new precision technology solutions that improve profitability and sustainability for customers through the production systems. John Deere may make significant investments in: research and development; acquisitions or other business ventures; data security for precision technology solutions; and employee training. These investments may not produce solutions that provide the desired result for customers’ profitability or sustainability outcomes. In addition, the Company may depend on third parties to supply components, software, and services in the precision technology solutions. The dealer channel’s ability to support and service precision technology solutions may affect customers’ acceptance and adoption rates of these products. Further, if John Deere is not able to deliver the precision technology solutions with differentiated features and functionality, customers may not adopt technology solutions, which could have a material adverse effect on the Company’s reputation and business.

The reallocation of radio frequency (RF) spectrums could disrupt or degrade the reliability of John Deere’s high precision augmented Global Positioning System (GPS) or other RF technology, which could impair John Deere’s ability to develop and market GPS- and RF-based technology solutions as well as significantly reduce agricultural and construction customers’ profitability.

John Deere’s current and planned integrated agricultural business and equipment management systems, as well as its fleet management telematics solutions for construction equipment, depend upon the use of RF signals. These signals include, but are not limited to, GPS signals, other GPS-like satellite signals, augmented GPS services and other RF equipment which link equipment, operations, owners, dealers and technicians. These radio services depend on frequency allocations governed by international and national government agencies. Any international or national reallocation of frequency bands, including frequency bands segmentation and band spectrum sharing, or other modifications concerning the regulation of frequency bands, could significantly disrupt or degrade the utility and reliability of John Deere’s GPS-based products, which could negatively affect John Deere’s ability to develop and market GPS-based technology solutions. For John Deere’s agricultural customers, the inability to use high-precision augmented GPS signals or other RF signals could result in lower crop yields and higher equipment maintenance, seed, fertilizer, fuel and wage costs. For construction customers, disrupting GPS or RF applications could result in higher fuel and equipment maintenance costs, as well as lower construction design and project management efficiencies. These cost increases could significantly reduce customers’ profitability and demand for John Deere products.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

See “Manufacturing” in Item 1.

The equipment operations own or lease eleven facilities comprised of two locations supporting centralized parts distribution and nine regional parts depots and distribution centers throughout the U.S. and Canada. Outside the U.S. and Canada, the equipment operations also own or lease and occupy 12 centralized parts distribution centers in Brazil, Germany, India and Russia and regional parts depots and distribution centers in Argentina, Australia, China, Mexico, South Africa, Sweden and the United Kingdom. John Deere also owns or leases 12 facilities for the manufacture and distribution of other brands of replacement parts.

The Company owns or leases 40 administrative offices and research facilities globally and many other smaller, miscellaneous facilities globally.

Overall, John Deere owns approximately 67.0 million square feet of facilities and leases approximately 10.2 million additional square feet in various locations.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, and trademark matters. Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that the Company reasonably believes could exceed $300,000.

The following matter is disclosed solely pursuant to that requirement: on October 3, 2018, the Provincia Santa Fe Ministerio de Medio Ambiente of Argentina issued a Notice of Violation to Industrias John Deere Argentina in connection with alleged groundwater contamination at the site; the Company worked with the appropriate authorities to implement corrective actions to remediate the site. On December 16, 2019, the Provincia Santa Fe Ministerio de Medio Ambiente issued a Notice of Fine. The current amount of the fine is approximately $354,000. The Company has filed an appeal with the Provincia Santa Fe Ministerio de Medio Ambiente. The Company believes the reasonably possible range of losses for this and other unresolved legal actions would not have a material effect on its financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a)	The Company’s common stock is listed on the New York Stock Exchange under the symbol “DE”. See the information concerning the number of stockholders and the data on dividends declared and paid per share in Notes 29 and 30 to the Consolidated Financial Statements.
(b)	Not applicable.
(c)	The Company’s purchases of its common stock during the fourth quarter of 2020 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
	Total Number of		as Part of Publicly	Purchased under
	Shares	Average Price	Announced Plans	the Plans or
	Purchased	Paid Per	or Programs (1)	Programs (1)
Period	(thousands)	Share	(thousands)	(millions)
Aug 3 to Aug 30				39.1
Aug 31 to Sept 27	925	$216.22	925	38.2
Sept 28 to Nov 1	1,231	232.72	1,231	36.9
Total	2,156		2,156

(1)	The Company announced a share repurchase plan in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. In December 2019, the Company announced an additional share repurchase plan authorizing the purchase of up to an additional $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under these two plans was based on the end of the fourth quarter closing share price of $225.91 per share. At the end of the fourth quarter of 2020, $8,339 million of common stock remains to be purchased under this plan.
ITEM 6.	SELECTED FINANCIAL DATA.

Financial Summary

	November 1	November 3	October 28	October 29	October 30
(Millions of dollars except per share amounts)	2020	2019	2018	2017	2016
For the Years Ended:
Total net sales and revenues	$35,540	$39,258	$37,358	$29,738	$26,644
Net income attributable to Deere & Company	$2,751	$3,253	$2,368	$2,159	$1,524
Net income per share — basic	$8.77	$10.28	$7.34	$6.76	$4.83
Net income per share — diluted	$8.69	$10.15	$7.24	$6.68	$4.81
Dividends declared per share	$3.04	$3.04	$2.58	$2.40	$2.40
At Year End:
Total assets	$75,091	$73,011	$70,108	$65,786	$57,918
Long-term borrowings	$32,734	$30,229	$27,237	$25,891	$23,703

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption “Management’s Discussion and Analysis” on pages 24 – 38.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under “Management’s Discussion and Analysis” beginning on page 24, under “Financial Instrument Market Risk Information” on page 38 and in Note 27 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and notes thereto and supplementary data on pages 39 – 81.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of November 1, 2020, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 1, 2020, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of November 1, 2020, the Company’s internal control over financial reporting was effective.

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

The information regarding directors required by Item 401(a) of Regulation S-K in the definitive proxy statement for the annual meeting of stockholders to be held on February 24, 2021 (proxy statement), under the caption "Item 1 — Election of Directors" is incorporated herein by reference. The information regarding reports required by Item 405(a) of Regulation S-K in the proxy statement under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference. The information in the proxy statement required by Items 407(d)(4) and 407(d)(5) of Regulation S-K under the caption “Corporate Governance — Board Committees — Audit Review Committee” is incorporated herein by reference. Information regarding executive officers is presented in Item 1 of this report under the caption "Information about our Executive Officers."

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Page
(1)	Financial Statements

	Statement of Consolidated Income for the years ended November 1, 2020, November 3, 2019, and October 28, 2018	39

	Statement of Consolidated Comprehensive Income for the years ended November 1, 2020, November 3, 2019, and October 28, 2018	40

	Consolidated Balance Sheet as of November 1, 2020 and November 3, 2019	41

	Statement of Consolidated Cash Flows for the years ended November 1, 2020, November 3, 2019, and October 28, 2018	42

	Statement of Changes in Consolidated Stockholders’ Equity for the years ended October 28, 2018, November 3, 2019, and November 1, 2020	43

	Notes to Consolidated Financial Statements	44

(2)	Exhibits

	See the “Index to Exhibits” on pages 86 – 89 of this report

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

ITEM 16.FORM 10-K SUMMARY.

None.

MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS FOR THE YEARS ENDED

NOVEMBER 1, 2020, NOVEMBER 3, 2019, AND OCTOBER 28, 2018

OVERVIEW

Organization

The company’s equipment operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors. The equipment operations manufacture and distribute a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of equipment for construction, roadbuilding, and forestry. The company’s financial services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the equipment operations. In addition, financial services offers extended equipment warranties. The information in the following discussion is presented in a format that includes information grouped as consolidated, equipment operations, and financial services. The equipment operations represents the enterprise without financial services. The equipment operations includes the company’s agriculture and turf operations, construction and forestry operations, and other corporate assets, liabilities, revenues and expenses not reflected within financial services. The company also views its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada. The company’s operating segments consist of agriculture and turf, construction and forestry, and financial services.

Trends and Economic Conditions

The company’s agriculture and turf equipment sales decreased 6 percent in 2020. Industry agricultural machinery sales in the U.S. and Canada for 2021 are forecast to increase 5 to 10 percent, compared to 2020. Industry sales in Europe are forecast to be about the same to 5 percent higher, and South American industry sales of tractors and combines are forecast to be about 5 percent higher in 2021. Asian sales are also forecast to be slightly lower. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher. The company’s construction and forestry sales decreased 20 percent in 2020. On an industry basis, North American construction equipment sales are expected to be down about 5 percent with sales of compact equipment up about 5 percent. Global forestry industry sales are expected to be about the same to about 5 percent higher than 2020 sales.

Items of concern include uncertainty of the effectiveness of governmental and private sector actions to address COVID, trade agreements, the uncertainty of the results of monetary and fiscal policies, the impact of elevated levels of sovereign and state debt, capital market disruptions, changes in demand and pricing for new and used equipment, and geopolitical events. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the company’s results. The future financial effects of COVID are unknown due to many factors. As a result, predicting the company’s forecasted financial performance is difficult and subject to many assumptions.

In the face of the ongoing challenges associated with managing the global pandemic, the company was able to complete a successful year and is positioned to continue providing differentiated solutions for customers. The company expects to benefit from improving conditions in the farm economy and stabilization in construction and forestry markets. In addition, the manufacturing location and product reviews that started in 2020 as part of the company’s transition to an updated strategy will continue in 2021.

COVID Effects and Actions

During 2020, the effects of COVID and the related actions of governments and other authorities to contain COVID, have affected the company’s operations, results, cash flows, and forecasts.

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

The economic effects of COVID have reduced customer demand for some of the company’s products and services, particularly construction and forestry equipment (see Note 6), which resulted in lower shipment volumes. During most of 2020, all of the company’s factories have operated, some at reduced capacity due to component shortages or lower demand. During the year, the company broadened the supply base and increased the inventory level of certain essential materials and components to address potential supplier issues. The measures taken beginning in the second quarter to aggressively decrease operational and selling, administrative and general expenses have been effective. Additional information is presented in “Business Segment and Geographic Area Results.”

In addition, the company’s actions taken in the second quarter to increase borrowings, along with significant cash generated from operations, provided a strong financial position (see Note 20 for additional information on long-term borrowings). Cash and cash equivalents were $7,066 million at November 1, 2020 and the company’s revolving credit facilities were undrawn. The company’s share repurchase programs were suspended in the second quarter and all of the third quarter. These programs were reinstated in the fourth quarter with $487 million of shares repurchased. Additional information is presented in “Capital Resources and Liquidity.”

The company continued to work closely with distribution channel and equipment user customers during 2020, and, as necessary, provided short-term payment relief on obligations owed to the company. The payment relief provided on balances of trade receivables, financing receivables, and operating lease payments outstanding at November 1, 2020 was about 2 percent, 4 percent, and 4 percent of the portfolio balances, respectively. Additional information is presented in Notes 13 and 25.

2020 COMPARED WITH 2019

CONSOLIDATED RESULTS

The following table provides the net income attributable to Deere & Company in millions of dollars as well as diluted and basic earnings per share in dollars:

	2020	2019
Net income attributable to Deere & Company	$2,751	$3,253
Diluted earnings per share	8.69	10.15
Basic earnings per share	8.77	10.28

Net income in 2020 was negatively affected by impairment charges and employee-separation costs of $458 million after-tax (see Notes 4 and 5). Annual savings from the separation programs are estimated to be approximately $250 million, of which $85 million was realized in 2020. In 2019, the similar charges were $82 million. In addition, the provision for income taxes was adversely affected by non-deductible impairments and charges in 2020 and less favorably affected by discrete adjustments in 2020 than in 2019.

The worldwide net sales and revenues, price realization, and the effect of currency translation for worldwide, U.S. and Canada, and outside U.S. and Canada in millions of dollars follows:

	2020	2019	% Change
Worldwide net sales and revenues	$35,540	$39,258	-9
Worldwide equipment operations net sales	31,272	34,886	-10
Price realization			+3
Currency translation (unfavorable)			-2

U.S. and Canada equipment operations net sales	17,954	20,264	-11
Price realization			+3

Outside U.S. and Canada equipment operations net sales	13,318	14,622	-9
Price realization			+4
Currency translation (unfavorable)			-4

The company’s equipment operations operating profit and net income and financial services operations net income follow in millions of dollars:

	2020	2019	% Change
Equipment operations operating profit	$3,559	$3,721	-4
Equipment operations net income*	2,185	2,714	-19
Financial services net income	566	539	+5

*Includes equity income (loss) from unconsolidated affiliates.

The discussion on net sales and operating profit is included in the Business Segment and Geographic Area Results below. The equipment operations’ provision for income taxes and net income were adversely affected by non-deductible impairments and charges in 2020 and was less favorably affected by discrete adjustments to the provision for income taxes in 2020 than in 2019.

Financial services segment net income increased compared to 2019 mainly due to lower impairments and reduced losses on operating lease residual values and income earned on a higher average portfolio, partially offset by a higher provision for credit losses, employee-separation expenses, and unfavorable financing spreads. Additional information is presented in the following discussion of the “Worldwide Financial Services Operations.”

The cost of sales to net sales ratio and other significant statement of consolidated income changes not previously discussed in millions of dollars follow:

	2020	2019	% Change
Cost of sales to net sales	75.7%	76.8%

Finance and interest income	$3,450	$3,493	-1
Other income	818	879	-7
Research and development expenses	1,644	1,783	-8
Selling, administrative and general expenses	3,477	3,551	-2
Interest expense	1,247	1,466	-15
Other operating expenses	1,612	1,578	+2

The cost of sales to net sales ratio decreased compared to 2019 mainly due to price realization, improved production costs, and lower warranty expenses, partially offset by impairments, employee-separation expenses (see Note 5), and the unfavorable effects of foreign currency exchange. Finance and interest income decreased slightly in 2020 due to lower average interest rates, largely offset by a higher average credit portfolio. Other income declined primarily due to lower service income compared to 2019. Research and development expenses decreased compared to 2019 as a result of targeted project reductions related to COVID spending adjustments. Selling, administrative and general expenses decreased primarily due to spending reductions and the favorable effects of currency translation, mostly offset by employee-separation expenses (see Note 5) and an increase in the provision for credit losses. Interest expense decreased in 2020 due to lower average borrowing rates, partially offset by higher average borrowings. Other operating expenses increased compared to 2019 largely due to increased depreciation of equipment on operating leases, employee-separation expenses (see Note 5), and a loss on sale of a business (see Note 4). These items were mostly offset by lower impairments and reduced losses on operating lease residual values and reduced service related expenses.

The company has several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans, primarily health care and life insurance plans. The company’s costs for these plans in 2020 were $341 million, compared with $235 million in 2019. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 6.4 percent in 2020 and 6.5 percent in 2019, or $869 million and $838 million, respectively. The actual return was a gain of $1,177 million in 2020 and $2,163 million in 2019. In 2021, the expected return will be approximately 5.9 percent. The company’s costs under these plans in 2021 are expected to decrease approximately $150 million.

The company makes any required contributions to the plan assets under applicable regulations and voluntary contributions after evaluating the company’s liquidity position and ability to make tax-deductible contributions. Total company contributions to the plans were $951 million in 2020 and $518 million in 2019, which included voluntary contributions and direct benefit payments. The voluntary contributions to plan assets were $700 million in 2020 to a U.S. OPEB plan, and $306 million in 2019, which included $300 million to the same U.S. OPEB plan. Total company contributions in 2021 are expected to be approximately $950 million. The anticipated contributions include a voluntary U.S. OPEB plan contribution of $700 million. The remaining contributions primarily include direct benefit payments from company funds. The company has no significant required contributions to U.S. pension plan assets in 2021 under applicable funding regulations. See the discussion in “Critical Accounting Policies” for more information about pension and OPEB benefit obligations.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

The following discussion relates to operating results by reportable segment and geographic area. Operating profit is income before corporate expenses, certain external interest expense, certain foreign exchange gains or losses, and income taxes. However, the financial services segment operating profit includes the effect of interest expense and foreign currency exchange gains or losses.

Worldwide Agriculture and Turf Operations

The agriculture and turf segment results in millions of dollars follow:

	2020	2019	% Change
Net sales	$22,325	$23,666	-6
Operating profit	2,969	2,506	+18
Operating margin	13.3%	10.6%

Segment sales decreased due to lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. Operating profit increased largely due to price realization, reduced selling, administrative and general expenses, lower research and development expenses, lower warranty expenses, and improved production costs. These items were partially offset by lower sales volumes / mix, employee-separation expenses, impairments, and the unfavorable effects of currency exchange.

Worldwide Construction and Forestry Operations

The construction and forestry segment results in millions of dollars follow:

	2020	2019	% Change
Net sales	$8,947	$11,220	-20
Operating profit	590	1,215	-51
Operating margin	6.6%	10.8%

Segment sales decreased in 2020 primarily due to lower shipment volumes and the unfavorable effect of currency translation, partially offset by price realization. Operating profit declined mainly due to lower sales volume / mix, employee-separation expenses, impairments, and the unfavorable effects of currency exchange. The operating profit decrease was partially offset by price realization, lower research and development expenses, reduced selling, administrative and general expenses, and improved production costs.

Worldwide Financial Services Operations

The financial services segment revenue, interest expense, and operating profit in millions of dollars follow:

	2020	2019	% Change
Revenue (including intercompany revenue)	$3,867	$3,969	-3
Interest expense	942	1,234	-24
Operating profit	746	694	+7

Operating profit in 2020 increased mainly due to lower impairments and reduced losses on operating lease residual values and income earned on a higher average portfolio, partially offset by a higher provision for credit losses, employee-separation expenses, and unfavorable financing spreads. The average balance of receivables and leases financed was 2 percent higher in 2020, compared with 2019. Interest expense decreased in 2020 as a result of lower average borrowing rates, partially offset by higher average borrowings.

Equipment Operations in U.S. and Canada

The equipment operations in the U.S. and Canada results in millions of dollars follow:

	2020	2019	% Change
Net sales	$17,954	$20,264	-11
Operating profit	2,194	2,335	-6
Operating margin	12.2%	11.5%

The operating profit decrease was due primarily to lower sales volume / mix and employee-separation expenses, partially offset by price realization, lower research and development costs, reduced selling, general and administrative expenses, improved production costs, and lower warranty expenses. Net sales decreased in 2020 due primarily to lower sales volumes, partially offset by price realization. The physical volume of sales decreased 14 percent compared with 2019.

Equipment Operations outside U.S. and Canada

The equipment operations outside the U.S. and Canada results in millions of dollars follow:

	2020	2019	% Change
Net sales	$13,318	$14,622	-9
Operating profit	1,365	1,386	-2
Operating margin	10.2%	9.5%

Operating profit decreased primarily due to lower sales volume / mix, impairments, employee-separation expenses, and the unfavorable effects of currency exchange, largely offset by price realization, reduced selling, general and administrative expenses, lower research and development costs, improved production costs, and lower warranty expenses. The net sales decrease in 2020 compared to 2019 was primarily the result of lower sales volume and the unfavorable effects of currency translation, partially offset by price realization. The physical volume of sales decreased 9 percent compared with 2019.

MARKET CONDITIONS

Agriculture and Turf. Industry sales of agricultural equipment in the U.S. and Canada are forecast to increase 5 to 10 percent driven by gains in larger models. Full year industry sales in Europe are forecast to be about the same as 2020 to 5 percent higher. In South America, industry sales of tractors and combines are forecast to be about 5 percent higher while Asian sales are expected to be slightly lower than 2020. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be about the same to 5 percent higher for 2021.

Construction and Forestry. Full year 2021 North American construction equipment industry sales are expected to be down about 5 percent with sales of compact equipment up about 5 percent. Global forestry industry sales are forecast to be about the same to 5 percent higher in 2021.

Financial Services. Results for the full year 2021 are expected to benefit from favorable financing spreads, lower losses on operating lease residual values, and income earned on a higher average portfolio, partially offset by a higher provision for credit losses.

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

The company’s agricultural equipment business is subject to a number of uncertainties including the factors that affect farmers’ confidence and financial condition. These factors include demand for agricultural products, world grain stocks, weather conditions, soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, trade restrictions and tariffs (e.g., China), global trade agreements, the level of farm product exports (including concerns about genetically modified organisms), the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of governments, changes in government farm programs and policies, international reaction to such programs, changes in and effects of crop insurance programs, changes in environmental regulations and their impact on farming practices, animal diseases (e.g., African swine fever) and their effects on poultry, beef and pork consumption and prices and on livestock feed demand, and crop pests and diseases and the impact of the COVID pandemic on the agricultural industry including demand for, and production and exports of, agricultural products, and commodity prices.

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

Consumer spending patterns, real estate and housing prices, the number of housing starts, interest rates, commodity prices such as oil and gas, the levels of public and non-residential construction, and investment in infrastructure are important to sales and results of the company’s construction and forestry equipment. Prices for pulp, paper, lumber and structural panels are important to sales of forestry equipment. Many of these factors affecting the outlook for the company’s construction and forestry equipment have been and may continue to be impacted by global economic effects, including the downturn resulting from the COVID pandemic and responses to the pandemic taken by governments and other authorities.

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

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect the company’s business and outlook. These uncertainties include: the duration and impact of the resurgence in COVID cases in any country, state, or region; prolonged reduction or closure of the company’s operations, or a delayed recovery in our operations; additional closures as mandated or otherwise made necessary by governmental authorities; disruptions in the supply chain and a prolonged delay in resumption of operations by one or more key suppliers, or the failure of any key suppliers; the company’s ability to meet commitments to customers on a timely basis as a result of increased costs and supply challenges; the ability to receive goods on a timely basis and at anticipated costs; increased logistics costs; delays in the company’s strategic initiatives as a result of reduced spending on research and development; additional operating costs due to remote working arrangements, adherence to social distancing guidelines and other COVID-related challenges; increased risk of cyber attacks on network connections used in remote working arrangements; increased privacy-related risks due to processing health-related personal information; legal claims related to personal protective equipment designed, made, or provided by the company or alleged exposure to COVID on company premises; absence of employees due to illness; the impact of the pandemic on the company’s customers and dealers, and their delays in their plans to invest in new equipment; requests by the company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or continued declines in the company’s financial performance, outlook or credit ratings, which could impact the company’s ability to obtain funding in the future; and the impact of the pandemic on demand for our products and services as discussed above. It is unclear when a sustained economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position.

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

Additional factors that could materially affect the company’s operations, access to capital, expenses and results include changes in, uncertainty surrounding and the impact of governmental trade, banking, monetary and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs and other areas; governmental programs, policies, and tariffs for the benefit of certain industries or sectors; sanctions in particular jurisdictions; retaliatory actions to such changes in trade, banking, monetary and fiscal policies; actions by central banks; actions by financial and securities regulators; actions by environmental, health and safety regulatory agencies, including those related to engine emissions, carbon and other greenhouse gas emissions, noise and the effects of climate change; changes to GPS radio frequency bands or their permitted uses; changes in labor and immigration regulations; changes to accounting standards; changes in tax rates, estimates, laws and regulations and company actions related thereto; changes to and compliance with privacy regulations; changes to and compliance with economic sanctions and export controls laws and regulations; compliance with U.S. and foreign laws when expanding to new markets and otherwise; and actions by other regulatory bodies.

Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the loss of or challenges to intellectual property rights whether through theft, infringement, counterfeiting or otherwise; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the company’s supply chain or the loss of liquidity by suppliers; disruptions of infrastructures that support communications, operations or distribution; the failure of customers, dealers, suppliers or the company to comply with laws, regulations and company policy pertaining to employment, human rights, health, safety, the environment, sanctions, export controls, anti-corruption, privacy and data protection and other ethical business practices; events that damage the company’s reputation or brand; significant investigations, claims, lawsuits or other legal proceedings; start-up of new plants and products; the success of new product initiatives; changes in customer product preferences and sales mix; gaps or limitations in rural broadband coverage, capacity and speed needed to support technology solutions; oil and energy prices, supplies and volatility; the availability and cost of freight; actions of competitors in the various industries in which the company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; changes in demand and pricing for used equipment and resulting impacts on lease residual values; labor relations and contracts; changes in the ability to attract, train and retain qualified personnel; acquisitions and divestitures of businesses; greater than anticipated transaction costs; the integration of new businesses; the failure or delay in closing or realizing anticipated benefits of acquisitions, joint ventures or divestitures; the implementation of organizational changes; the failure to realize anticipated savings or benefits of cost reduction, productivity, or efficiency efforts; difficulties related to the conversion and implementation of enterprise resource planning systems; security breaches, cybersecurity attacks, technology failures and other disruptions to the company’s and suppliers’ information technology infrastructure; changes in company declared dividends and common stock issuances and repurchases; changes in the level and funding of employee retirement benefits; changes in market values of investment assets, compensation, retirement, discount and mortality rates which impact retirement benefit costs; and significant changes in health care costs.

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

The company’s forward-looking statements are based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The company, except as required by law, undertakes no obligation to update or revise its forward-looking statements, whether as a result of new developments or otherwise. Further information concerning the company and its businesses, including factors that could materially affect the company’s financial results, is included in the company’s other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. Risk Factors of this annual report on Form 10-K and subsequent quarterly reports on Form 10-Q).

2019 COMPARED WITH 2018

The comparison of the 2019 results with 2018 can be found under the heading “2019 Compared With 2018” in the “Management’s Discussion and Analysis” section of the company’s 2019 Form 10-K, which comparison is incorporated by reference herein.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company’s consolidated totals, equipment operations, and financial services operations.

CONSOLIDATED

Positive cash flows from consolidated operating activities in 2020 were $7,483 million. This resulted primarily from net income adjusted for non-cash provisions, a decrease in receivables related to sales, and a decrease in inventories, which were partially offset by a change in net retirement benefits (see Note 8). Cash outflows from investing activities were $3,319 million in 2020, due primarily to the cost of receivables (excluding receivables related to sales) and cost of equipment on operating leases acquired exceeding the collections of receivables and the proceeds from sales of equipment on operating leases by $2,637 million, purchases of property and equipment of $820 million, acquisition of businesses, net of cash acquired, of $66 million (see Note 4), and purchases of marketable securities exceeding proceeds from maturities and sales by $37 million, partially offset by a change in collateral on derivatives – net of $268 million. Cash outflows from financing activities were $980 million in 2020, due primarily to dividends paid of $956 million and repurchases of common stock of $750 million, partially offset by an increase in borrowings of $528 million and proceeds from the issuance of common stock (resulting from the exercise of stock options) of $331 million. Cash, cash equivalents, and restricted cash increased $3,216 million during 2020. The increase in cash was primarily to provide added liquidity due to the financial uncertainty created by COVID.

Over the last three years, operating activities have provided an aggregate of $12,717 million in cash. Cash inflows were also provided by increases in borrowings of $5,687 million, proceeds from issuance of common stock (resulting from the exercise of stock options) of $726 million, a change in collateral on derivatives

– net of $268 million, and proceeds from sales of businesses and unconsolidated affiliates of $249 million. The aggregate amount of these cash inflows was used mainly to acquire receivables (excluding receivables related to sales) and equipment on operating leases that exceeded collections of receivables and the proceeds from sales of equipment on operating leases by $7,480 million, acquire businesses of $5,311 million, repurchase common stock of $2,961 million, purchase property and equipment of $2,836 million, and pay dividends of $2,705 million. Cash, cash equivalents, and restricted cash decreased $2,295 million over the three-year period.

The company has access to most global capital markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The company’s commercial paper outstanding at November 1, 2020 and November 3, 2019 was $1,238 million and $2,698 million, respectively, while the total cash and cash equivalents and marketable securities position was $7,707 million and $4,438 million, respectively. The amount of the total cash and cash equivalents and marketable securities held by foreign subsidiaries was $5,010 million and $2,731 million at November 1, 2020 and November 3, 2019, respectively.

Lines of Credit. The company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,413 million at November 1, 2020, $6,801 million of which were unused. For the purpose of computing the unused credit lines, commercial paper, and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at November 1, 2020 was a 364-day credit facility agreement of $3,000 million, expiring in fiscal April 2021. In addition, total credit lines included long-term credit facility agreements of $2,500 million, expiring in fiscal April 2024, and $2,500 million, expiring in fiscal April 2025. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at November 1, 2020 was $12,892 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $23,942 million at November 1, 2020. All of these credit agreement requirements have been met during the periods included in the consolidated financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables decreased by $1,059 million in 2020 due primarily to lower shipment volumes. The ratio of trade accounts and notes receivable at November 1, 2020 and November 3, 2019 to fiscal year net sales was 13 percent in 2020 and 15 percent in 2019. Total worldwide agriculture and turf receivables decreased $343 million and construction and forestry receivables decreased $716 million. The collection period for trade receivables averages less than 12 months. The percentage of trade receivables outstanding for a period exceeding 12 months was 3 percent at both November 1, 2020 and November 3, 2019.

Deere & Company’s stockholders’ equity was $12,937 million at November 1, 2020, compared with $11,413 million at November 3, 2019. The increase of $1,524 million resulted from net income attributable to Deere & Company of $2,751 million, an increase in common stock of $253 million, and a change in the cumulative translation adjustment of $55 million, which was partially offset by dividends declared of $955 million and an increase in treasury stock of $591 million.

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

Cash provided by operating activities of the equipment operations during 2020, including intercompany cash flows, was $4,760 million due primarily to net income adjusted for non-cash provisions, a decrease in inventories, and a decrease in trade, notes and financing receivables related to sales, partially offset by a change in net retirement benefits (see Note 8) and a decrease in accounts payable and accrued expenses.

Over the last three years, these operating activities, including intercompany cash flows, have provided an aggregate of $11,241 million in cash.

Trade receivables held by the equipment operations decreased by $469 million during 2020. The equipment operations sell a significant portion of their trade receivables to financial services (see previous consolidated discussion).

Inventories decreased by $976 million in 2020 due primarily to a planned reduction based on the uncertainty related to COVID and other macroeconomic issues. A majority of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 15), which approximates current cost, to fiscal year cost of sales were 28 percent and 29 percent at November 1, 2020 and November 3, 2019, respectively.

Total interest-bearing debt, excluding finance lease liabilities, of the equipment operations was $10,382 million at the end of 2020, compared with $6,446 million at the end of 2019 and $6,223 million at the end of 2018. The ratio of total debt to total capital (total interest-bearing debt and Deere & Company’s stockholders’ equity) at the end of 2020, 2019, and 2018 was 45 percent, 36 percent, and 36 percent, respectively.

In 2020, the equipment operations issued three tranches of notes in the U.S. with aggregate principal totaling $2,250 million that are due from 2025 to 2050. The equipment operations also issued Euro notes with aggregate principal totaling €2,000 million (approximately $2,170 million based on the exchange rate at the issue date) that are due from 2024 to 2032 (see Note 20). In 2020, the equipment operations issued commercial paper in the U.S. with aggregate principal totaling $466 million, of which $448 million had an original term greater than 90 days. This commercial paper was repaid in 2020 and is presented in “Increase (decrease) in total short-term borrowings” in the statement of consolidated cash flows.

Property and equipment cash expenditures for the equipment operations in 2020 were $816 million, compared with $1,118 million in 2019. Capital expenditures in 2021 are estimated to be $900 million.

FINANCIAL SERVICES

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

The cash provided by operating activities was used for investing and financing activities. Cash flows from the financial services’ operating activities, including intercompany cash flows, were $1,976 million in 2020. Cash used by investing activities totaled $1,216 million in 2020 due primarily to the cost of receivables (excluding trade and wholesale) and cost of equipment on operating leases acquired exceeding collections of these receivables and the proceeds from sales of equipment on operating leases by $3,414 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $33 million. Partially offsetting the use of cash was a decrease in trade receivables and wholesale notes of $1,999 million and a change in collateral on derivatives – net of $274 million. Cash used for financing activities totaled $460 million in 2020, resulting primarily from a decrease in external borrowings of $3,274 million and dividends paid to Deere & Company of $386 million, partially offset by an increase in borrowings from Deere & Company of $3,207 million. Cash, cash equivalents, and restricted cash increased $256 million.

Over the last three years, the operating activities, including intercompany cash flows, have provided $6,036 million in cash. In addition, an increase in total borrowings of $5,916 million and a change in collateral on derivatives – net of $274 million provided cash inflows. These amounts have been used mainly to fund receivables (excluding trade and wholesale) and equipment on operating lease acquisitions, which exceeded collections and the proceeds from sales of equipment on operating leases, by $10,615 million, pay dividends to Deere & Company of $1,277 million, purchase $161 million of marketable securities in excess of maturities and sales, and fund an increase in trade and wholesale receivables of $158 million. Cash, cash equivalents, and restricted cash decreased $277 million over the three-year period.

Receivables and equipment on operating leases decreased by $332 million in 2020, compared with 2019. Total acquisition volumes of receivables (excluding trade and wholesale) and cost of equipment on operating leases increased 2 percent in 2020, compared with 2019. The volume of retail notes increased approximately 9 percent. The volume of revolving charge accounts remained about the same. The volumes of operating leases and financing leases decreased 18 percent and 5 percent, respectively. During 2020, the wholesale notes and trade receivables portfolios decreased 25 percent and 17 percent, respectively.

Total external interest-bearing debt of the financial services operations was $35,556 million at the end of 2020, compared with $38,888 million at the end of 2019 and $36,033 million at the end of 2018. Total external borrowings have changed generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of total interest-bearing debt to total stockholder’s equity was 7.8 to 1 at the end of 2020, 8.0 to 1 at the end of 2019, and 7.5 to 1 at the end of 2018.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 14). At November 1, 2020, the facility had a total capacity, or “financing limit,” of up to $3,500 million of secured financings at any time. The facility was renewed in November 2020 with a capacity of $2,000 million. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At November 1, 2020, $1,802 million of short-term securitization borrowings was outstanding under the agreement.

During 2020, the financial services operations issued $3,274 million and retired $2,895 million of retail note securitization borrowings. During 2020, the financial services operations also issued $4,685 million and retired $6,776 million of long-term borrowings, which were primarily medium-term notes.

OFF-BALANCE-SHEET ARRANGEMENTS

At November 1, 2020, the company had approximately $380 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. The maximum remaining term of the receivables guaranteed at November 1, 2020 was approximately seven years.

AGGREGATE CONTRACTUAL OBLIGATIONS

The payment schedule for the company’s contractual obligations at November 1, 2020 in millions of dollars is as follows:

		Less			More
		than	2&3	4&5	than
	Total	1 year	years	years	5 years
On-balance-sheet
Debt*
Equipment operations**	$10,441	$292	$1,804	$1,635	$6,710
Financial services**	34,948	10,634	14,215	5,444	4,655
Total	45,389	10,926	16,019	7,079	11,365
Interest relating to debt***	5,937	951	1,231	781	2,974
Accounts payable	3,022	2,933	63	24	2
Operating leases	323	90	126	66	41
Finance leases	62	22	30	8	2
Off-balance-sheet
Purchase obligations	2,708	2,640	61	5	2
Total	$57,441	$17,562	$17,530	$7,963	$14,386
*	Principal payments.
**

Payments related to securitization borrowings of $4,687 million classified as short-term on the balance sheet related to the securitization of retail notes are included in this table based on the expected payment schedule (see Note 18).

***	Includes projected payments related to interest rate swaps.

The previous table does not include unrecognized tax benefit liabilities of approximately $668 million at November 1, 2020, since the timing of future payments is not reasonably estimable at this time (see Note 9). For additional information regarding pension and OPEB obligations, short-term borrowings, long-term borrowings, and lease obligations, see Notes 8, 18, 20, and 25, respectively.

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

The sales incentive accruals at November 1, 2020, November 3, 2019, and October 28, 2018 were $1,718 million, $2,033 million, and $1,850 million, respectively. The total accrual is recorded $1,109 million, $1,443 million, and $1,297 million in trade accounts and notes receivable – net, and $609 million, $590 million, and $553 million in accounts payable and accrued expenses at November 1, 2020, November 3, 2019, and October 28, 2018, respectively. The decrease in 2020 primarily resulted from lower sales volume and the increase in 2019 primarily related to higher sales volume.

The estimation of the retail sales incentive accrual is impacted by many assumptions. One of the key assumptions is the predictive value of the historical percent of retail sales incentive costs to retail sales from dealers. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .6 percent, compared to the average retail sales incentive costs to retail sales percent during that period. Holding other assumptions constant, if this estimated retail incentive cost experience percent were to increase or decrease .6 percent, the sales incentive accrual at November 1, 2020 would increase or decrease by approximately $42 million.

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

The product warranty accruals, excluding extended warranty unamortized premiums, at November 1, 2020, November 3, 2019, and October 28, 2018 were $1,105 million, $1,218 million, and $1,146 million, respectively. The decrease in 2020 primarily related to lower sales volume and the increase in 2019 was related primarily to higher sales volume.

Estimates used to determine the product warranty accruals are significantly affected by the historical percent of warranty claims costs to sales. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .07 percent, compared to the average warranty costs to sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .07 percent, the warranty accrual at November 1, 2020 would increase or decrease by approximately $27 million.

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

The pension liabilities, net of pension assets, recognized on the balance sheet at November 1, 2020 and November 3, 2019 were $447 million and $226 million, respectively. The pension assets, net of pension liabilities, recognized on the balance sheet at October 28, 2018 were $494 million. The increases in pension net liabilities in 2020 and 2019 were due primarily to decreases in discount rates and interest on the liabilities, largely offset by the return on plan assets. The OPEB liabilities, net of OPEB assets, at November 1, 2020, November 3, 2019, and October 28, 2018 were $3,892 million, $4,686 million, and $4,753 million, respectively. The decrease in OPEB net liabilities in 2020 was due primarily to contributions to a U.S. OPEB plan. The decrease in OPEB net liabilities in 2019 was due primarily to contributions to a U.S. OPEB plan, a decrease in health care trend rates, and company contributions for benefit payments, mostly offset by decreases in discount rates.

The effect of hypothetical changes to selected assumptions on the company’s major U.S. retirement benefit plans would be as follows in millions of dollars:

		November 1, 2020	2021
		Increase	Increase
	Percentage	(Decrease)	(Decrease)
Assumptions	Change	PBO/APBO*	Expense
Pension
Discount rate**	+/-.5	$(840)/972	$(37)/43
Expected return on assets	+/-.5		(59)/59
OPEB
Discount rate**	+/-.5	(304)/336	3/(3)
Expected return on assets	+/-.5		(7)/7
Health care cost trend rate**	+/-1.0	577/(482)	54/(33)
*	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for OPEB plans.
**	Pretax impact on service cost, interest cost, and amortization of gains or losses.

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

Based on this testing, the company has not identified a reporting unit for which the goodwill was impaired in 2020, 2019, or 2018. For all reporting units, a 10 percent decrease in the estimated fair value would have had no effect on the carrying value of goodwill at the annual measurement date in 2020.

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

The total allowance for credit losses at November 1, 2020, November 3, 2019, and October 28, 2018 was $223 million, $222 million, and $248 million, respectively. The allowance was about the same in 2020 compared to 2019 with an increase in the financing receivable allowance largely offset by a decrease in the allowance for trade accounts and notes receivable (see Note 13). The allowance decrease in 2019 was mainly due to improvement in credit loss experience in certain foreign markets.

The assumptions used in evaluating the company’s exposure to credit losses involve estimates and significant judgment. The historical loss experience on the receivable portfolio represents one factor used in determining the allowance for credit losses. Compared to the average loss experience over the last five fiscal years, this percent has varied by an average of approximately plus or minus .02 percent, compared to the average loss experience percent during that period. Holding other factors constant, if this estimated loss experience on the receivable portfolio were to increase or decrease .02 percent, the allowance for credit losses at

November 1, 2020 would increase or decrease by approximately $9 million.

Operating Lease Residual Values

The carrying value of equipment on operating leases is affected by the estimated fair values of the equipment at the end of the lease (residual values). Upon termination of the lease, the equipment is either purchased by the lessee or sold to a third party, in which case the company may record a gain or a loss for the difference between the estimated residual value and the sale price. The estimated residual values are based on several factors, including lease term, expected hours of usage, historical wholesale sales prices, return experience, intended equipment use, market dynamics and trends, and dealer residual guarantees. The company reviews residual value estimates during the lease term and tests carrying value of its operating leases when events or circumstances necessitate. Changes in residual value assumptions would affect the amount of depreciation expense and the amount of investment in equipment on operating leases.

The total operating lease residual values at November 1, 2020, November 3, 2019, and October 28, 2018 were $5,254 million, $5,259 million, and $5,089 million, respectively. The minor decrease in 2020 primarily related to a lower average operating lease portfolio and the increase in 2019 was due primarily to increasing levels of operating leases.

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

Tax reform (see Note 9) included additional requirements that became effective for the company in 2019. Those provisions include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion and anti-abuse tax benefits (BEAT) from certain payments between a U.S. corporation and foreign subsidiaries, a limitation of certain executive compensation, a deduction for foreign derived intangible income (FDII), and interest expense limitations. These provisions require interpretation and the use of estimates to determine the liability and benefits. The company’s accounting policy election is to treat the taxes due on future U.S. inclusions in taxable income under GILTI as a period cost when incurred.

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

SUPPLEMENTAL CONSOLIDATING INFORMATION

The supplemental consolidating data presented on the subsequent pages is presented for informational purposes. The equipment operations represents the enterprise without financial services. The equipment operations includes the company’s agriculture and turf operations, construction and forestry operations, and other corporate assets, liabilities, revenues, and expenses not reflected within financial services. Transactions between the “equipment operations” and “financial services” have been eliminated to arrive at the consolidated financial statements.

The equipment operations and financial services participate in different industries. The equipment operations primarily generate earnings and cash flows by manufacturing and distributing equipment, service parts, and technology solutions to dealers and end users. Financial services primarily finances sales and leases by dealers of new and used equipment that is largely manufactured by the company. Those earnings and cash flows generally are the difference between the finance income received from customer payments less interest expense, and depreciation on equipment subject to an operating lease. The two businesses are capitalized differently and have different performance metrics. The supplemental consolidating data is also used by management due to these differences.

SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT
For the Years Ended November 1, 2020, November 3, 2019, and October 28, 2018
(In millions of dollars) Unaudited
	EQUIPMENT OPERATIONS [1]			FINANCIAL SERVICES			ELIMINATIONS			CONSOLIDATED
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Net Sales and Revenues
Net sales	$31,272	$34,886	$33,351							$31,272	$34,886	$33,351
Finance and interest income	112	118	126	$3,610	$3,735	$3,311	$(272)	$(360)	$(330)	3,450	3,493	3,107	[2]
Other income	808	881	875	257	234	249	(247)	(236)	(224)	818	879	900	[3]
Total	32,192	35,885	34,352	3,867	3,969	3,560	(519)	(596)	(554)	35,540	39,258	37,358

Costs and Expenses
Cost of sales	23,679	26,793	25,573				(2)	(1)	(2)	23,677	26,792	25,571	[4]
Research and development expenses	1,644	1,783	1,658							1,644	1,783	1,658
Selling, administrative and general expenses	2,878	3,031	2,935	606	528	528	(7)	(8)	(8)	3,477	3,551	3,455	[4]
Interest expense	329	256	298	942	1,234	936	(24)	(24)	(30)	1,247	1,466	1,204	[5]
Interest compensation to Financial Services	248	336	300				(248)	(336)	(300)				[5]
Other operating expenses	278	299	315	1,572	1,506	1,298	(238)	(227)	(214)	1,612	1,578	1,399	[6]
Total	29,056	32,498	31,079	3,120	3,268	2,762	(519)	(596)	(554)	31,657	35,170	33,287

Income before Income Taxes	3,136	3,387	3,273	747	701	798				3,883	4,088	4,071
Provision (credit) for income taxes	899	689	1,869	183	163	(142)				1,082	852	1,727

Income after Income Taxes	2,237	2,698	1,404	564	538	940				2,801	3,236	2,344
Equity in income (loss) of unconsolidated affiliates	(50)	20	25	2	1	2				(48)	21	27

Net Income	2,187	2,718	1,429	566	539	942				2,753	3,257	2,371
Less: Net income attributable to noncontrolling interests	2	4	3							2	4	3
Net Income Attributable to Deere & Company	$2,185	$2,714	$1,426	$566	$539	$942				$2,751	$3,253	$2,368

1 The equipment operations represents the enterprise without financial services. The equipment operations includes the company’s agriculture and turf operations, construction and forestry operations, and other corporate assets, liabilities, revenues, and expenses not reflected within financial services.

2 Elimination of financial services’ interest income earned from equipment operations.

3 Elimination of equipment operations’ margin from inventory transferred to equipment on operating leases (see Note 7).

4 Elimination of intercompany service fees.

5 Elimination of equipment operations’ interest expense to financial services.

6 Elimination of financial services’ lease depreciation expense related to inventory transferred to equipment on operating leases.

SUPPLEMENTAL CONSOLIDATING DATA (continued)

CONDENSED BALANCE SHEET
As of November 1, 2020 and November 3, 2019
(In millions of dollars) Unaudited
	EQUIPMENT OPERATIONS [1]		FINANCIAL SERVICES		ELIMINATIONS		CONSOLIDATED
	2020	2019	2020	2019	2020	2019	2020	2019
ASSETS
Cash and cash equivalents	$6,145	$3,175	$921	$682			$7,066	$3,857
Marketable securities	7	1	634	580			641	581
Receivables from unconsolidated affiliates	5,290	2,017			$(5,259)	$(1,971)	31	46	[7]
Trade accounts and notes receivable - net	1,013	1,482	4,238	5,153	(1,080)	(1,405)	4,171	5,230	[8]
Financing receivables - net	106	65	29,644	29,130			29,750	29,195
Financing receivables securitized - net	26	44	4,677	4,339			4,703	4,383
Other receivables	1,117	1,376	151	116	(48)	(5)	1,220	1,487	[8]
Equipment on operating leases - net			7,298	7,567			7,298	7,567
Inventories	4,999	5,975					4,999	5,975
Property and equipment - net	5,778	5,929	39	44			5,817	5,973
Investments in unconsolidated affiliates	174	199	19	16			193	215
Goodwill	3,081	2,917					3,081	2,917
Other intangible assets - net	1,327	1,380					1,327	1,380
Retirement benefits	859	836	59	58	(55)	(54)	863	840	[9]
Deferred income taxes	1,763	1,896	45	57	(309)	(487)	1,499	1,466	[10]
Other assets	1,439	1,158	994	741	(1)		2,432	1,899
Total Assets	$33,124	$28,450	$48,719	$48,483	$(6,752)	$(3,922)	$75,091	$73,011

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$292	$987	$8,290	$9,797			$8,582	$10,784
Short-term securitization borrowings	26	44	4,656	4,277			4,682	4,321
Payables to unconsolidated affiliates	104	142	5,260	1,970	$(5,259)	$(1,970)	105	142	[7]
Accounts payable and accrued expenses	9,114	9,232	2,127	1,836	(1,129)	(1,412)	10,112	9,656	[8]
Deferred income taxes	385	414	443	568	(309)	(487)	519	495	[10]
Long-term borrowings	10,124	5,415	22,610	24,814			32,734	30,229
Retirement benefits and other liabilities	5,366	5,912	102	94	(55)	(53)	5,413	5,953	[9]
Total liabilities	25,411	22,146	43,488	43,356	(6,752)	(3,922)	62,147	61,580

Commitments and contingencies (Note 21)
Redeemable noncontrolling interest (Note 5)		14						14

STOCKHOLDERS’ EQUITY
Total Deere & Company stockholders’ equity	12,937	11,413	5,231	5,127	(5,231)	(5,127)	12,937	11,413	[11]
Noncontrolling interests	7	4					7	4
Financial Services equity	(5,231)	(5,127)			5,231	5,127			[11]
Adjusted total stockholders' equity	7,713	6,290	5,231	5,127			12,944	11,417
Total Liabilities and Stockholders’ Equity	$33,124	$28,450	$48,719	$48,483	$(6,752)	$(3,922)	$75,091	$73,011

1 The equipment operations represents the enterprise without financial services. The equipment operations includes the company’s agriculture and turf operations, construction and forestry operations, and other corporate assets, liabilities, revenues, and expenses not reflected within financial services.

7 Elimination of receivables / payables between equipment operations and financial services.

8 Reclassification of sales incentive accruals on receivables sold to financial services.

9 Reclassification of net pension assets / liabilities.

10 Reclassification of deferred tax assets / liabilities in the same taxing jurisdictions.

11 Elimination of financial services’ equity.

SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENT OF CASH FLOWS
For the Years Ended November 1, 2020, November 3, 2019, and October 28, 2018
(In millions of dollars) Unaudited
	EQUIPMENT OPERATIONS [1]			FINANCIAL SERVICES			ELIMINATIONS			CONSOLIDATED
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Cash Flows from Operating Activities
Net income	$2,187	$2,718	$1,429	$566	$539	$942				$2,753	$3,257	$2,371
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5	14	39	105	29	51				110	43	90
Provision for depreciation and amortization	1,016	1,015	974	1,227	1,135	1,077	$(125)	$(131)	$(124)	2,118	2,019	1,927	[12]
Impairment charges	162			32	77					194	77
Share-based compensation expense							81	82	84	81	82	84	[13]
(Gain) loss on sale of businesses and unconsolidated affiliates	24	5	(25)							24	5	(25)
Undistributed earnings of unconsolidated affiliates	381	437	439	(2)	(2)	(2)	(386)	(426)	(463)	(7)	9	(26)	[14]
Provision (credit) for deferred income taxes	105	(222)	1,504	(116)	(243)	(24)				(11)	(465)	1,480
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	373	(142)	(239)				1,636	(727)	(1,292)	2,009	(869)	(1,531)	[15,17,18]
Inventories	1,011	(102)	(917)				(614)	(678)	(855)	397	(780)	(1,772)	[16]
Accounts payable and accrued expenses	(331)	13	793	(1)	163	120	325	(130)	(191)	(7)	46	722	[17]
Accrued income taxes payable/receivable	(14)	(355)	103	22	528	(569)				8	173	(466)
Retirement benefits	(544)	(235)	(985)	7	2	(41)				(537)	(233)	(1,026)
Other	385	54	166	136	190	88	(170)	(196)	(260)	351	48	(6)	[12,13,16]
Net cash provided by operating activities	4,760	3,200	3,281	1,976	2,418	1,642	747	(2,206)	(3,101)	7,483	3,412	1,822

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)				18,829	18,190	17,032	(1,448)	(1,484)	(1,443)	17,381	16,706	15,589	[15]
Proceeds from maturities and sales of marketable securities		12	11	93	77	65				93	89	76
Proceeds from sales of equipment on operating leases				1,783	1,648	1,483				1,783	1,648	1,483
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold		93	156								93	156
Cost of receivables acquired (excluding receivables related to sales)				(21,360)	(20,321)	(18,778)	1,395	1,448	1,765	(19,965)	(18,873)	(17,013)	[15]
Acquisitions of businesses, net of cash acquired	(66)		(5,245)							(66)		(5,245)
Purchases of marketable securities	(4)	(3)		(126)	(137)	(133)				(130)	(140)	(133)
Purchases of property and equipment	(816)	(1,118)	(893)	(4)	(2)	(3)				(820)	(1,120)	(896)
Cost of equipment on operating leases acquired				(2,666)	(3,246)	(3,209)	830	917	1,155	(1,836)	(2,329)	(2,054)	[16]
Increase in investment in Financial Services	(21)	(8)					21	8					[14]
Decrease (increase) in trade and wholesale receivables				1,999	(935)	(1,222)	(1,999)	935	1,222				[15]
Collateral on derivatives - net	(6)			274	59	(59)				268	59	(59)
Other	(78)	35	17	(38)	(54)	(36)	89	(38)	(61)	(27)	(57)	(80)	[18]
Net cash used for investing activities	(991)	(989)	(5,954)	(1,216)	(4,721)	(4,860)	(1,112)	1,786	2,638	(3,319)	(3,924)	(8,176)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(177)	(149)	16	(1,183)	(768)	457				(1,360)	(917)	473
Change in intercompany receivables/payables	(3,207)	(305)	(748)	3,207	305	748
Proceeds from long-term borrowings	4,586	1,348	149	4,685	8,638	8,139				9,271	9,986	8,288
Payments of long-term borrowings	(607)	(972)	(163)	(6,776)	(5,454)	(6,082)				(7,383)	(6,426)	(6,245)
Proceeds from issuance of common stock	331	178	217							331	178	217
Repurchases of common stock	(750)	(1,253)	(958)							(750)	(1,253)	(958)
Capital investment from Equipment Operations				21	8		(21)	(8)					[14]
Dividends paid	(956)	(943)	(806)	(386)	(427)	(464)	386	427	464	(956)	(943)	(806)	[14]
Other	(105)	(79)	(60)	(28)	(38)	(32)		1	(1)	(133)	(116)	(93)
Net cash provided by (used for) financing activities	(885)	(2,175)	(2,353)	(460)	2,264	2,766	365	420	463	(980)	509	876

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	76	(42)	54	(44)	(14)	(28)				32	(56)	26

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	2,960	(6)	(4,972)	256	(53)	(480)				3,216	(59)	(5,452)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	3,196	3,202	8,174	760	813	1,293				3,956	4,015	9,467
Cash, Cash Equivalents, and Restricted Cash at End of Year	$6,156	$3,196	$3,202	$1,016	$760	$813				$7,172	$3,956	$4,015

1 The equipment operations represents the enterprise without financial services. The equipment operations includes the company’s agriculture and turf operations, construction and forestry operations, and other corporate assets, liabilities, revenues, and expenses not reflected within financial services.

12 Elimination of depreciation on leases related to inventory transferred to equipment on operating leases (see Note 7).

13 Reclassification of share-based compensation expense.

14 Elimination of dividends from financial services to the equipment operations, which are included in the equipment operations net cash provided by operating activities, and capital investments in financial services from the equipment operations.

15 Primarily reclassification of receivables related to the sale of equipment.

16 Reclassification of lease agreements with direct customers.

17 Reclassification of sales incentive accruals on receivables sold to financial services

18 Elimination and reclassification of the effects of financial services partial financing of the construction and forestry retail locations sales and subsequent collection of those amounts (see Note 4).

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

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows: cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio, cash flows for marketable securities are primarily discounted at the applicable benchmark yield curve plus market credit spreads, cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers, cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers, and cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by increasing the interest rates by 10 percent from the market rates at November 1, 2020 would have been approximately $50 million. The net loss from increasing the interest rates by 10 percent at November 3, 2019 would have been approximately $22 million.

Foreign Currency Risk

In the equipment operations, the company’s practice is to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed quarterly. Based on the equipment operations’ anticipated and committed foreign currency cash inflows, outflows, and hedging policy for the next twelve months, the company estimates that a hypothetical 10 percent strengthening of the U.S. dollar relative to other currencies through 2021 would decrease the 2021 expected net cash inflows by approximately $90 million. At November 3, 2019, a hypothetical 10 percent weakening of the U.S. dollar under similar assumptions and calculations indicated a potential $11 million adverse effect on the 2020 net cash inflows.

In the financial services operations, the company’s policy is to hedge the foreign currency risk if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the financial services cash flows.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Years Ended November 1, 2020, November 3, 2019, and October 28, 2018

(In millions of dollars and shares except per share amounts)

	2020	2019	2018
Net Sales and Revenues
Net sales	$31,272	$34,886	$33,351
Finance and interest income	3,450	3,493	3,107
Other income	818	879	900
Total	35,540	39,258	37,358

Costs and Expenses
Cost of sales	23,677	26,792	25,571
Research and development expenses	1,644	1,783	1,658
Selling, administrative and general expenses	3,477	3,551	3,455
Interest expense	1,247	1,466	1,204
Other operating expenses	1,612	1,578	1,399
Total	31,657	35,170	33,287

Income of Consolidated Group before Income Taxes	3,883	4,088	4,071
Provision for income taxes	1,082	852	1,727

Income of Consolidated Group	2,801	3,236	2,344
Equity in income (loss) of unconsolidated affiliates	(48)	21	27

Net Income	2,753	3,257	2,371
Less: Net income attributable to noncontrolling interests	2	4	3
Net Income Attributable to Deere & Company	$2,751	$3,253	$2,368

Per Share Data
Basic	$8.77	$10.28	$7.34
Diluted	$8.69	$10.15	$7.24
Dividends declared	$3.04	$3.04	$2.58

Average Shares Outstanding
Basic	313.5	316.5	322.6
Diluted	316.6	320.6	327.3

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

For the Years Ended November 1, 2020, November 3, 2019, and October 28, 2018

(In millions of dollars)

	2020	2019	2018
Net Income	$2,753	$3,257	$2,371

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(3)	(678)	1,052
Cumulative translation adjustment	55	(448)	(195)
Unrealized gain (loss) on derivatives	2	(75)	9
Unrealized gain (loss) on debt securities	14	29	(13)

Other Comprehensive Income (Loss), Net of Income Taxes	68	(1,172)	853

Comprehensive Income of Consolidated Group	2,821	2,085	3,224
Less: Comprehensive income attributable to noncontrolling interests	2	4	2
Comprehensive Income Attributable to Deere & Company	$2,819	$2,081	$3,222

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEET

As of November 1, 2020 and November 3, 2019

(In millions of dollars)

	2020	2019
ASSETS
Cash and cash equivalents	$7,066	$3,857
Marketable securities	641	581
Receivables from unconsolidated affiliates	31	46
Trade accounts and notes receivable - net	4,171	5,230
Financing receivables - net	29,750	29,195
Financing receivables securitized - net	4,703	4,383
Other receivables	1,220	1,487
Equipment on operating leases - net	7,298	7,567
Inventories	4,999	5,975
Property and equipment - net	5,817	5,973
Investments in unconsolidated affiliates	193	215
Goodwill	3,081	2,917
Other intangible assets - net	1,327	1,380
Retirement benefits	863	840
Deferred income taxes	1,499	1,466
Other assets	2,432	1,899
Total Assets	$75,091	$73,011

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$8,582	$10,784
Short-term securitization borrowings	4,682	4,321
Payables to unconsolidated affiliates	105	142
Accounts payable and accrued expenses	10,112	9,656
Deferred income taxes	519	495
Long-term borrowings	32,734	30,229
Retirement benefits and other liabilities	5,413	5,953
Total liabilities	62,147	61,580

Commitments and contingencies (Note 21)
Redeemable noncontrolling interest (Note 5)		14

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2020 and 2019), at paid-in amount	4,895	4,642
Common stock in treasury, 222,775,254 shares in 2020 and 223,290,789 shares in 2019, at cost	(18,065)	(17,474)
Retained earnings	31,646	29,852
Accumulated other comprehensive income (loss)	(5,539)	(5,607)
Total Deere & Company stockholders’ equity	12,937	11,413
Noncontrolling interests	7	4
Total stockholders’ equity	12,944	11,417
Total Liabilities and Stockholders’ Equity	$75,091	$73,011

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Years Ended November 1, 2020, November 3, 2019, and October 28, 2018

(In millions of dollars)

	2020	2019	2018
Cash Flows from Operating Activities
Net income	$2,753	$3,257	$2,371
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	110	43	90
Provision for depreciation and amortization	2,118	2,019	1,927
Impairment charges	194	77
Share-based compensation expense	81	82	84
(Gain) loss on sales of businesses and unconsolidated affiliates	24	5	(25)
Undistributed earnings of unconsolidated affiliates	(7)	9	(26)
Provision (credit) for deferred income taxes	(11)	(465)	1,480
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	2,009	(869)	(1,531)
Inventories	397	(780)	(1,772)
Accounts payable and accrued expenses	(7)	46	722
Accrued income taxes payable/receivable	8	173	(466)
Retirement benefits	(537)	(233)	(1,026)
Other	351	48	(6)
Net cash provided by operating activities	7,483	3,412	1,822

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	17,381	16,706	15,589
Proceeds from maturities and sales of marketable securities	93	89	76
Proceeds from sales of equipment on operating leases	1,783	1,648	1,483
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold		93	156
Cost of receivables acquired (excluding receivables related to sales)	(19,965)	(18,873)	(17,013)
Acquisitions of businesses, net of cash acquired	(66)		(5,245)
Purchases of marketable securities	(130)	(140)	(133)
Purchases of property and equipment	(820)	(1,120)	(896)
Cost of equipment on operating leases acquired	(1,836)	(2,329)	(2,054)
Collateral on derivatives - net	268	59	(59)
Other	(27)	(57)	(80)
Net cash used for investing activities	(3,319)	(3,924)	(8,176)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(1,360)	(917)	473
Proceeds from long-term borrowings	9,271	9,986	8,288
Payments of long-term borrowings	(7,383)	(6,426)	(6,245)
Proceeds from issuance of common stock	331	178	217
Repurchases of common stock	(750)	(1,253)	(958)
Dividends paid	(956)	(943)	(806)
Other	(133)	(116)	(93)
Net cash provided by (used for) financing activities	(980)	509	876

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	32	(56)	26

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	3,216	(59)	(5,452)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	3,956	4,015	9,467
Cash, Cash Equivalents, and Restricted Cash at End of Year	$7,172	$3,956	$4,015

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended October 28, 2018, November 3, 2019, and November 1, 2020

(In millions of dollars)

		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest
Balance October 29, 2017	$9,560	$4,281	$(15,461)	$25,301	$(4,564)	$3	$14

Net income	2,370			2,368		2	1
Other comprehensive income (loss)	853				854	(1)
Repurchases of common stock	(958)		(958)
Treasury shares reissued	107		107
Dividends declared	(836)			(834)		(2)	(1)
Acquisition (Note 4)	1					1
Stock options and other	194	193		1
ASU No. 2018-02 adoption				717	(717)
Balance October 28, 2018	11,291	4,474	(16,312)	27,553	(4,427)	3	14

ASU No. 2016-01 adoption				8	(8)
Net income	3,257			3,253		4
Other comprehensive loss	(1,172)				(1,172)
Repurchases of common stock	(1,253)		(1,253)
Treasury shares reissued	91		91
Dividends declared	(965)			(963)		(2)
Stock options and other	168	168		1		(1)
Balance November 3, 2019	11,417	4,642	(17,474)	29,852	(5,607)	4	14

Net income	2,752			2,751		1	1
Other comprehensive income	68				68
Repurchases of common stock	(750)		(750)
Treasury shares reissued	159		159
Dividends declared	(956)			(955)		(1)	(1)
Noncontrolling interest redemption (Note 5)							(14)
Stock options and other	254	253		(2)		3
Balance November 1, 2020	$12,944	$4,895	$(18,065)	$31,646	$(5,539)	$7

The notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND CONSOLIDATION

Structure of Operations

The information in the notes and related commentary are presented in a format that includes data grouped as follows:

Equipment Operations – Represents the enterprise without financial services, while including the company’s agriculture and turf operations, construction and forestry operations, and other corporate assets, liabilities, revenues, and expenses not reflected within financial services.

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

Fiscal Year

The company uses a 52/53 week fiscal year ending on the last Sunday in the reporting period. The fiscal year ends for 2020, 2019, and 2018 were November 1, 2020, November 3, 2019, and October 28, 2018, respectively. Fiscal years 2020 and 2018 contained 52 weeks compared to 53 weeks in fiscal year 2019.

Variable Interest Entities

The company consolidates certain VIEs related to retail note securitizations (see Note 14).

The company also has an interest in a joint venture that manufactures construction equipment in Brazil for local and overseas markets. The joint venture is a VIE; however, the company is not the primary beneficiary. Therefore, the entity’s financial results are not fully consolidated in the company’s consolidated financial statements but are included on the equity basis. During 2019, the company made an additional contribution to the joint venture in exchange for non-voting preferred stock and terminated a loan guarantee. In 2020, the investment in the joint venture was impaired (see Note 5). The maximum exposure to loss was $5 million and $22 million at November 1, 2020 and November 3, 2019, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following are significant accounting policies in addition to those included in other notes to the consolidated financial statements.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. The COVID pandemic has resulted in uncertainties in the company’s business, which may result in actual results differing from those estimates.

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

Under the terms of sales agreements with dealers, interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to a retail customer by the dealer or the expiration of the interest-free period granted at the time of the sale to the dealer, until payment is received by the company. Interest charged may not be forgiven and the past due interest rates exceed market rates. In 2020, short-term payment relief was provided to dealers due to the economic effects of COVID (see Note 13). Dealers cannot cancel purchases after the company recognizes a sale and are responsible for payment even if the equipment is not sold to retail customers. If the interest-free or below market interest rate period exceeds one year, the company adjusts the expected sales revenue for the effects of the time value of money using a current market interest rate. The revenue related to the financing component is recognized in “Finance and interest income” using the interest method. The company does not adjust the sales price to account for a financing component if the expected interest-free or below market period is one year or less.

Service parts and certain attachments returns are estimable and accrued at the time a sale is recognized. The estimated parts returns are recorded in “Other assets” for the inventory value of estimated part returns, adjusted for restocking fees. The estimated dealer refund liability, adjusted for restocking fees, is recorded in “Accounts payable and accrued expenses.” The estimated returns are based on historical return rates, current dealer inventory levels, and current economic conditions.

The company remanufactures used engines and components (cores) that are sold to dealers and end customers for maintenance and repair parts. Revenue for remanufactured components is recognized using the same criteria as other parts sales. When a remanufactured part is sold, the company collects a deposit that is repaid if the customer returns a core that meets certain specifications within a defined time period. The deposit received from the customer is recognized as a liability in “Accounts payable and accrued expenses” and the used component that is expected to be returned is recognized in “Other assets” in the consolidated balance sheet. When a customer returns a core, the deposit is repaid, the liability reversed, and the returned core is recorded in inventory to be remanufactured and sold to another customer. If a core is not returned within the required time as estimated, the deposit is recognized as revenue in “Net sales,” and the estimated core return is recorded as an expense in “Cost of sales” in the statement of consolidated income.

Certain equipment is sold with precision guidance, telematics, and other information gathering and analyzing capabilities. The solutions require hardware, software, and include an obligation to provide telematic services for a specific period of time. These solutions are generally bundled with the sale of the equipment, but can also be purchased or renewed separately. The revenue related to the hardware and embedded software is generally recognized at the time of the equipment sale and recorded in “Net sales” in the statement of consolidated income. The revenue for the future services is generally deferred and recognized over the service period. The deferred revenue is recorded as a contract liability in “Accounts payable and accrued expenses” in the consolidated balance sheet and is recognized in “Other income” with the associated expenses recognized in “Other operating expenses” in the statement of consolidated income.

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

Sales Incentives

In certain markets, the company provides sales incentives to dealers. These incentives may be based on a dealer’s purchase volume or on retail sales incentive programs for allowances and financing programs that will be due when the dealer sells the equipment to a retail customer. At the time of the sale to a dealer, the company records an estimated cost of these programs as a reduction to the sales price. The estimated cost is based on historical data, announced and expected incentive programs, field inventory levels, and forecasted sales volumes. The final cost of these programs is determined at the end of the measurement period for volume-based incentives or when the dealer sells the equipment to a retail customer. Actual cost differences from the original cost estimate are recognized in “Net sales.”

Product Warranties

For most equipment and parts sales, the company provides a standard warranty to provide assurance that the equipment will function as intended for a specified period. At the time a sale is recognized, the estimated future warranty costs are recorded. The company generally determines its total warranty liability by applying historical warranty claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs with consideration of current quality developments. The company also offers extended warranty arrangements for purchase at the customer’s option. The premiums for extended warranties are recognized in “Other income” in the statement of consolidated income primarily in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) are recorded in “Accounts payable and accrued expenses” in the consolidated balance sheet (see Note 21).

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

Shipping and Handling Costs

Shipping and handling costs related to the sales of the company’s equipment after a customer obtains control of the equipment are accrued at the time of the sale in “Cost of sales.”

Contract Costs

Incremental costs of obtaining a revenue contract are recognized as an expense when incurred since the amortization period would be one year or less.

Advertising Costs

Advertising costs are charged to expense as incurred. This expense was $196 million in 2020, $215 million in 2019, and $188 million in 2018.

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

Receivables and Allowances

All financing and trade receivables are reported on the balance sheet at outstanding principal adjusted for any charge-offs, the allowance for credit losses, and any deferred fees or costs on originated financing receivables. The company also records an allowance and provision for credit losses related to the receivables from sales (trade receivables and certain financing receivables). The allowance is a reduction to the receivable balances and the provision is recorded in “Selling, administrative and general expenses.” The allowance represents an estimate of the losses inherent in the receivable portfolio. The level of the allowance is based on many qualitative and quantitative factors, including historical net loss experience by finance product category, portfolio duration, delinquency trends, economic conditions in the company’s major markets and geographies, commodity price trends, and credit risk quality. The adequacy of the allowance is assessed quarterly by finance product category. Receivables are written-off to the allowance when the account is considered uncollectible (see Note 13).

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

Derivative Financial Instruments

The company’s policy is derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The company’s financial services operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling, and financing in currencies other than the functional currencies. In addition, the company has interest rate exposure at certain equipment operations units for below market retail financing programs that are used as sales incentives and are offered for extended periods.

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

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, hedge accounting is discontinued (see Note 27).

Foreign Currency Translation

The functional currencies for most of the company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in OCI. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange derivative contracts are included in net income. The pretax net gain (loss) for foreign exchange in 2020, 2019, and 2018 was $18 million, $(13) million, and $(8) million, respectively.

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

	November 3	Cumulative Effect	November 4
	2019	from Adoption	2019
Assets
Other intangible assets - net	$1,380	$(23)	$1,357
Other assets	1,899	402	2,301
Liabilities
Short-term borrowings	$10,784	$11	$10,795
Accounts payable and accrued expenses	9,656	348	10,004
Long-term borrowings	30,229	20	30,249

The company implemented a new system for lessee accounting with new processes and controls at the time of adopting the ASU. The adoption did not have a material effect on the company’s operating results or cash flows. See Note 25 for additional information.

The company also adopted the following standards in 2020, none of which had a material effect on the company’s consolidated financial statements:

Accounting Standards Updates
No. 2017-08—Premium Amortization on Purchased Callable Debt Securities, which amends ASC 310-20, Receivables – Nonrefundable Fees and Other Costs
No. 2018-07—Improvements to Nonemployee Share-Based Payment Accounting, which amends ASC 718, Compensation – Stock Compensation

No. 2019-04—Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The adoption was for clarifications to ASU No. 2017-12, Targeted Improvements to Accounting for Hedging Activities

No. 2020-04—Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which establishes ASC 848, Reference Rate Reform

New Accounting Standards to be Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes ASC 326, Financial Instruments – Credit Losses. The ASU, along with related amendments, revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss to an expected loss methodology. The ASU affects receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash.

The company holds deposits from dealers (dealer deposits) to absorb certain credit losses. Prior to adopting this ASU, the allowance for credit losses was estimated on probable credit losses incurred after consideration of dealer deposits. The ASU considers dealer deposits and certain credit insurance contracts as freestanding credit enhancements. As a result, after adoption, credit losses recovered from dealer deposits and credit insurance contracts will be presented in “Other income” and no longer as part of the allowance for credit losses or the provision for credit losses. The ASU will also modify the treatment of the estimated write-off of delinquent receivables by no longer including the estimated benefit of charges to the dealer deposit in the write-off amount (see Note 13). This change will increase the estimated write-offs on delinquent financing receivables with the benefit of credit losses recovered from dealer deposits also presented in “Other income.” This benefit, in both situations, will be recorded when the dealer deposits are charged and no longer based on estimated recoveries.

The ASU also requires additional disclosures about significant estimates and credit quality. The effective date is the first quarter of fiscal year 2021. The ASU will be adopted using a modified-retrospective approach resulting in an estimated after-tax reduction to “Retained earnings” of $30 million.

The company will also adopt the following standards in future periods, none of which are expected to have a material effect on the company’s consolidated financial statements:

Accounting Standards Updates

No. 2018-15—Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software

No. 2019-04—Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
No. 2019-12—Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes
No. 2020-08—Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs

4. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Unimil

In September 2020, the company acquired Unimil, a leading Brazilian company in the after-sales service parts business for sugarcane harvesters, which is based in Piracicaba, Brazil. The total cash purchase price before final adjustments, net of cash acquired of $5 million, was $66 million, with $6 million funded to an escrow to secure certain indemnity obligations. In addition to the cash purchase price, $14 million of liabilities were assumed. The preliminary asset and liability fair values at the acquisition date in millions of dollars follow:

September 2020
Trade accounts and notes receivable	$5
Other receivables	2
Inventories	10
Property and equipment	22
Goodwill	28
Other intangible assets	13
Total assets	$80

Accounts payable and accrued expenses	$5
Deferred income taxes	9
Total liabilities	$14

The identified intangibles were primarily related to customer relationships, trade name, and a non-compete agreement. The weighted-average amortization period is approximately nine years. The goodwill is not expected to be deductible for tax purposes.

PLA

On September 26, 2018, the company acquired PLA, a privately-held manufacturer of sprayers, planters, and specialty products for agriculture. PLA is based in Argentina, with manufacturing facilities in Las Rosas, Argentina and Canoas, Brazil. The total cash purchase price, net of cash acquired of $1 million, was $69 million with $4 million retained by the company as escrow to secure indemnity obligations. In addition to the cash purchase price, the company assumed $30 million of liabilities. The asset and liability fair values at the acquisition date in millions of dollars follow:

September 2018
Trade accounts and notes receivable	$3
Other receivables	14
Inventories	15
Property and equipment	6
Goodwill	38
Other intangible assets	22
Other assets	1
Total assets	$99

Short-term borrowings	$8
Accounts payable and accrued expenses	17
Deferred income taxes	5
Total liabilities	$30

The identified intangible assets were primarily related to technology, trademarks, and customer relationships, which have a weighted-average amortization period of five years. The goodwill is not deductible for tax purposes.

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

The identifiable intangibles were primarily related to trade name and technology, which have a weighted-average amortization period of ten years. The goodwill is not deductible for tax purposes.

Wirtgen

In December 2017, the company acquired Wirtgen, which was a privately-held international company and is the leading manufacturer worldwide of road construction equipment. Headquartered in Germany, Wirtgen has six brands across the roadbuilding sector spanning processing, mixing, paving, compaction, and rehabilitation. Wirtgen sells products in more than 100 countries and had approximately 8,200 employees at the acquisition date.

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

Wirtgen’s results are incorporated in the company’s consolidated financial statements using a one-month lag period and are included in the construction and forestry segment. The net sales and revenues and operating profit included in the company’s statement of consolidated income in 2018 was $3,181 million and $116 million, respectively. During 2018, the company recognized $56 million of acquisition related costs, which were recorded $30 million in “Selling, administrative and general expenses” and $26 million in “Other operating expenses.”

The unaudited pro forma consolidated net sales and revenues and net income for 2018 were prepared as if the acquisition closed at the beginning of fiscal year 2017 and follow in millions of dollars:

2018
Net sales and revenues	$37,822
Net income attributable to Deere & Company	$2,637

The pro forma amounts were calculated using policies consistent with the company’s accounting policies and included the additional expense from the amortization from the allocated purchase price adjustments. The pro forma results excluded acquisition related costs incurred in 2017 and 2018 and assumed the medium-term notes used to fund the acquisition were issued in fiscal year 2016 at the interest rate of the actual notes. Anticipated synergies or other expected benefits of the acquisition were not included in the pro forma results. As a result, the unaudited pro forma financial information may not have been indicative of the results for future operations or the results if the acquisition closed at the beginning of fiscal year 2017.

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

Dispositions

In September 2020, the company sold its German lawn mower business. At the time of the sale, total assets were $26 million, which were recorded in “Other assets” and total liabilities were $5 million, which were recorded in “Accounts payable and accrued expenses.” No cash proceeds were received, resulting in a loss on sale, including transaction costs, of $24 million pretax and after-tax. The loss was recorded with a pretax and after-tax accrual recognized in the third quarter of 2020 when a definitive sale agreement was finalized. The loss was recorded in “Other operating expenses” in the agriculture and turf segment.

In October 2019, the company sold its construction and forestry retail locations in Canada. At the time of the sale, total assets were $187 million consisting of inventory of $138 million, property and equipment – net of $24 million, other assets of $3 million, and goodwill of $22 million. The liabilities consisted of $10 million of accounts payable and accrued expenses. In addition, the company accrued $15 million for transaction expenses and related costs. The total proceeds from the sale were approximately $187 million, with $93 million received in 2019 and $67 million received in 2020. The remaining sales price was due based on standard payment terms of new equipment sales to independent dealers and separately negotiated terms ranging from 12 months to five years. A pretax loss of approximately $5 million was recorded in “Other operating expenses” in the construction and forestry segment.

In May 2018, the company sold construction and forestry retail locations in Michigan, Minnesota, and Wisconsin. At the time of the sale, total assets were $74 million and liabilities were approximately $2 million. The assets consisted of trade accounts and notes receivable – net of $3 million, inventory of $52 million, property and equipment – net of $11 million, and goodwill of $8 million. The liabilities consisted of $2 million of accounts payable and accrued expenses. The total proceeds from the sale were approximately $84 million, with $67 million received in 2018. The remaining sales price was due based on standard payment terms of new equipment sales to independent dealers or refinanced wholesale terms. A pretax gain of $12 million was recorded in “Other income” in the construction and forestry segment.

In November 2017, the company sold its construction and forestry retail locations in Florida. At the time of the sale, total assets were $93 million and liabilities were $1 million. The assets consisted of inventory of $61 million, property and equipment – net of $21 million, goodwill of $10 million, and $1 million of other assets. The liabilities consisted of $1 million of accounts payable and accrued expenses. The total proceeds from the sale were approximately $105 million, with $89 million received in 2018. The remaining sales price was due based on standard payment terms of new equipment sales to independent dealers or refinanced wholesale terms. A pretax gain of $13 million was recorded in “Other income” in the construction and forestry segment.

For the retail location dispositions, the company sells equipment, service parts, and provides other services to the purchasers as independent dealers.

5. SPECIAL ITEMS

Impairments and Other Charges

In 2020, the company recorded impairments and other charges as follows:

	Agriculture	Construction	Financial	Total
	and Turf	and Forestry	Services	Pretax
Factory closure
China - agricultural equipment
Non-cash impairments
Other receivables, property, and intangible assets *	$15			$15
Severance payments *	5			5
Factory closure	20			20

Non-cash fixed asset and lease impairments
German asphalt plant factory * [1]		$62		62
Brazil construction equipment factory * [1]		16		16
Other international fixed assets * [1]	13	2		15
Other international fixed assets ** [1]	4			4
Equipment on operating leases *** [2]			$22	22
Operating lease inventory *** [2]			10	10
Fixed asset and lease - non-cash impairments	17	80	32	129

Non-cash affiliate company impairments
Minority investment in construction equipment company headquartered in South Africa **** [3]		43		43
Construction equipment joint venture located in Brazil **** [3]		7		7
Affiliate impairments		50		50
Total impairments and closure costs [4,5]	$37	$130	$32	$199

*      Recorded in "Cost of sales"

**    Recorded in "Selling, administrative, and general expenses"

***  Recorded in "Other operating expenses"

****Recorded in "Equity in income (loss) of unconsolidated affiliate"

1       The impairment was the result of a decline in forecasted financial performance that indicated it was probable future cash flows would not cover the carrying amount of net assets.

2      The impairments were the result of a higher expected equipment return rates and lower estimated values of used construction equipment than originally estimated with the probable effect that future cash flows would not cover the carrying amount of the asset.

3     The impairment was the result of an other-than-temporary decline in value.

4     The after-tax effect was $180 million.

5     See Note 26 for a description of the valuation methodologies used to measure these impairments.

In the fourth quarter of 2019, the company recorded non-cash charges in “Other operating expenses” of approximately $59 million pretax for the impairment of equipment on operating leases and approximately $18 million pretax on matured operating lease inventory recorded in “Other assets.” The impairment was the result of lower estimated values of used agriculture and construction equipment than originally estimated with the probable effect that the future cash flows would not cover the carrying amount of the net assets. The assets are part of the financial services operations (see Note 26).

Employee-Separation Programs

During 2020, the company implemented employee-separation programs for the company’s salaried workforce in several geographic areas, including the United States, Europe, Asia, and Latin America. The programs’ main purpose was to improve efficiency through a leaner, more flexible organization. The programs were largely voluntary in nature with the expense recorded primarily in the period in which the employees irrevocably accepted a separation offer. For the limited involuntary employee-separation programs, the expense was recorded when management committed to a plan, the plan was communicated to the employees, and the employees were not required to provide service beyond the legal notification period. The programs provided for cash payments based on years of service, and in some countries subsidized healthcare for a limited period and outplacement services.

The programs’ total pretax expenses in 2020 were as follows:

	Agriculture	Construction	Financial
	and Turf	and Forestry	Services	Total
Cost of sales	$82	$22		$104
Research and development expenses	47	8		55
Selling, administrative and general expenses	96	24	$15	135
Other operating expenses*				41
Total	$225	$54	$15	$335

*    Relates primarily to non-cash charges of $34 million from curtailments in certain OPEB plans (see Note 8) and other corporate expenses, both of which were recorded outside of operating profit. Approximately $6 million of the curtailment charge was recorded by financial services.

Total program payments will be $301 million with $166 million paid in 2020 and $135 million to be disbursed over two years. Annual savings from these programs are estimated to be approximately $250 million, of which $85 million was realized in 2020.

During 2019, the company also completed certain employee-separation programs designed for specific functions and geographic areas as part of its on-going efforts to create a more efficient organizational structure. These programs provided for cash payments based on years of service. The expenses were recorded in the period the employees irrevocably accepted the separation offer with the following total pretax expenses:

	Agriculture	Construction	Financial
	and Turf	and Forestry	Services	Total
Cost of sales	$5			$5
Research and development expenses	1			1
Selling, administrative and general expenses	13	$2	$9	24
Total	$19	$2	$9	$30

Redeemable Noncontrolling Interest

In 2020, the minority interest holder in Hagie Manufacturing Company, LLC exercised its right to sell the remaining 20 percent interest to the company for $14 million. The arrangement was accounted for as an equity transaction with no gain or loss recorded in the statement of consolidated income. This operation is included in the company’s agriculture and turf segment.

6. REVENUE RECOGNITION

The company’s net sales and revenues by primary geographical market, major product line, and timing of revenue recognition in millions of dollars follow:

	Agriculture and Turf	Construction and Forestry	Financial Services	Total
2020
Primary geographical markets:
United States	$11,948	$4,548	$2,500	$18,996
Canada	990	802	598	2,390
Western Europe	3,764	1,479	90	5,333
Central Europe and CIS	1,391	646	35	2,072
Latin America	2,236	553	234	3,023
Asia, Africa, Australia, New Zealand, and Middle East	2,441	1,153	132	3,726
Total	$22,770	$9,181	$3,589	$35,540

Major product lines:
Large Agriculture	$11,387			$11,387
Small Agriculture	8,102			8,102
Turf	2,390			2,390
Construction		$3,521		3,521
Compact Construction		1,269		1,269
Roadbuilding		2,924		2,924
Forestry		1,100		1,100
Financial Products	106	25	$3,589	3,720
Other	785	342		1,127
Total	$22,770	$9,181	$3,589	$35,540

Timing of revenue recognition:
Revenue recognized at a point in time	$22,545	$9,071	$106	$31,722
Revenue recognized over time	225	110	3,483	3,818
Total	$22,770	$9,181	$3,589	$35,540

	Agriculture and Turf	Construction and Forestry	Financial Services	Total
2019
Primary geographical markets:
United States	$12,362	$6,082	$2,482	$20,926
Canada	1,096	1,107	617	2,820
Western Europe	3,866	1,586	87	5,539
Central Europe and CIS	1,423	749	37	2,209
Latin America	2,894	719	272	3,885
Asia, Africa, Australia, New Zealand, and Middle East	2,488	1,265	126	3,879
Total	$24,129	$11,508	$3,621	$39,258

Major product lines:
Large Agriculture	$11,727			$11,727
Small Agriculture	8,696			8,696
Turf	2,650			2,650
Construction		$5,188		5,188
Compact Construction		1,279		1,279
Roadbuilding		3,193		3,193
Forestry		1,403		1,403
Financial Products	100	30	$3,621	3,751
Other	956	415		1,371
Total	$24,129	$11,508	$3,621	$39,258

Timing of revenue recognition:
Revenue recognized at a point in time	$23,915	$11,391	$111	$35,417
Revenue recognized over time	214	117	3,510	3,841
Total	$24,129	$11,508	$3,621	$39,258

Following is a description of the company’s major product lines:

Large Agriculture – Includes net sales of tractors with more than approximately 200 horsepower and associated attachments, combines, cotton pickers, cotton strippers, and sugarcane harvesters; harvesting front-end equipment; sugarcane loaders and pull behind scrapers; tillage, seeding, and application equipment, including sprayers, nutrient management and soil preparation machinery; self-propelled forage harvesters, and related attachments and service parts.

Small Agriculture – Includes net sales of medium and utility tractors with less than approximately 200 horsepower, hay and forage equipment, balers, mowers, and related attachments and service parts.

Turf – Includes net sales of turf and utility equipment, including riding lawn equipment, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements, other outdoor power products, and related service parts.

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

The company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These items are primarily for premiums for extended warranties, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses” in the consolidated balance sheet. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 21, was $1,090 million and $1,010 million at November 1, 2020 and November 3, 2019, respectively. The contract liability is reduced as the revenue is recognized. Revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of the fiscal year was $425 million in 2020 and $444 million in 2019.

The company entered into contracts with customers to deliver equipment and services that have not been recognized at November 1, 2020 because the equipment or services have not been provided. These contracts primarily relate to extended warranty and certain precision guidance and telematic services. The amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $912 million at November 1, 2020. The estimated revenue to be recognized by fiscal year follows in millions of dollars: 2021 - $337, 2022 - $265, 2023 - $172, 2024 - $88, 2025 - $45, and later years - $5. As permitted, the company elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are generally for sales to dealers and end customers for equipment, service parts, repair services, and certain telematics services.

7. CASH FLOW INFORMATION

For purposes of the statement of consolidated cash flows, the company considers investments with purchased maturities of three months or less to be cash equivalents. Substantially all of the company’s short-term borrowings, excluding the current maturities of finance lease obligations and long-term borrowings, mature or may require payment within three months or less.

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

The company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The company transferred inventory to equipment on operating leases of $614 million, $678 million, and $855 million in 2020, 2019, and 2018, respectively. The company also had accounts payable related to purchases of property and equipment of $98 million, $152 million, and $183 million at November 1, 2020, November 3, 2019, and October 28, 2018, respectively.

The company’s restricted cash held at November 1, 2020, November 3, 2019, October 28, 2018, and October 29, 2017 was as follows in millions of dollars:

	2020	2019	2018	2017
Equipment operations	$11	$21	$7	$6
Financial services	95	78	104	126
Total	$106	$99	$111	$132

The equipment operations restricted cash relates to miscellaneous operational activities. The financial services restricted cash primarily relates to securitization of financing receivables (see Note 14). The restricted cash is recorded in “Other assets” in the consolidated balance sheet.

Cash payments for interest and income taxes consisted of the following in millions of dollars:

	2020	2019	2018
Interest:
Equipment operations	$553	$666	$581
Financial services	998	1,154	925
Intercompany eliminations	(272)	(360)	(330)
Consolidated	$1,279	$1,460	$1,176
Income taxes:
Equipment operations	$1,000	$1,018	$625
Financial services	297	(57)	387
Intercompany eliminations	(228)	150	(300)
Consolidated	$1,069	$1,111	$712

8. PENSION AND OTHER POSTRETIREMENT BENEFITS

The company has several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries. The company uses an October 31 measurement date for these plans.

The components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2020	2019	2018
Pensions
Service cost	$321	$261	$293
Interest cost	347	447	390
Expected return on plan assets	(819)	(802)	(775)
Amortization of actuarial loss	256	148	226
Amortization of prior service cost	13	11	12
Settlements/curtailments	25	5	8
Net cost	$143	$70	$154
Weighted-average assumptions
Discount rates - service cost	2.9%	4.0%	3.5%
Discount rates - interest cost	2.7%	4.0%	3.2%
Rate of compensation increase	3.8%	3.8%	3.8%
Expected long-term rates of return	6.4%	6.5%	6.9%
Interest crediting rate - U.S. cash balance plan	2.1%	3.3%	2.6%

The components of net periodic OPEB cost and the assumptions related to the cost consisted of the following in millions of dollars and in percents:

	2020	2019	2018
OPEB
Service cost	$49	$41	$45
Interest cost	140	216	191
Expected return on plan assets	(50)	(36)	(22)
Amortization of actuarial loss	29	16	62
Amortization of prior service credit	(4)	(72)	(77)
Curtailments	34
Net cost	$198	$165	$199
Weighted-average assumptions
Discount rates - service cost	3.7%	4.8%	4.3%
Discount rates - interest cost	2.7%	4.2%	3.3%
Expected long-term rates of return	5.7%	5.7%	5.7%

The OPEB curtailments are a result of the employee-separation programs (see Note 5).

The spot yield curve approach is used to estimate the service and interest cost components of the net periodic pension and OPEB costs by applying the specific spot rates along the yield curve used to determine the benefit plan obligations to relevant projected cash outflows. The components of net periodic pension and OPEB cost excluding the service component are primarily included in the line item “Other operating expenses” in the statement of consolidated income.

The previous pension cost in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	2020	2019	2018
Pensions
Net cost	$143	$70	$154
Retirement benefit adjustments included in other comprehensive (income) loss:
Net actuarial (gain) loss	438	887	(553)
Amortization of actuarial loss	(249)	(143)	(226)
Amortization of prior service cost	(11)	(11)	(12)
Settlements	(26)	(3)	(8)
Total (gain) loss recognized in other comprehensive (income) loss	152	730	(799)
Total recognized in comprehensive (income) loss	$295	$800	$(645)

The previous OPEB cost in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	2020	2019	2018
OPEB
Net cost	$198	$165	$199
Retirement benefit adjustments included in other comprehensive (income) loss:
Net actuarial (gain) loss	(136)	141	(608)
Prior service cost			5
Amortization of actuarial loss	(29)	(16)	(62)
Amortization of prior service credit	4	72	77
Total (gain) loss recognized in other comprehensive (income) loss	(161)	197	(588)
Total recognized in comprehensive (income) loss	$37	$362	$(389)

The benefit plan obligations, funded status, and the assumptions related to the obligations at November 1, 2020 and November 3, 2019, respectively, in millions of dollars follow:

	Pensions		OPEB
	2020	2019	2020	2019
Change in benefit obligations
Beginning of year balance	$(14,250)	$(12,108)	$(5,622)	$(5,472)
Service cost	(321)	(261)	(49)	(41)
Interest cost	(347)	(447)	(140)	(216)
Actuarial gain (loss)	(771)	(2,174)	119	(187)
Benefits paid	749	705	297	316
Health care subsidies			(28)	(22)
Settlements/curtailments	15
Foreign exchange and other	(96)	35	13
End of year balance	(15,021)	(14,250)	(5,410)	(5,622)

Change in plan assets (fair value)
Beginning of year balance	14,024	12,602	936	719
Actual return on plan assets	1,144	2,081	33	82
Employer contribution	108	70	843	448
Benefits paid	(749)	(705)	(297)	(316)
Settlements	(12)
Foreign exchange and other	59	(24)	3	3
End of year balance	14,574	14,024	1,518	936
Funded status	$(447)	$(226)	$(3,892)	$(4,686)

Weighted-average assumptions
Discount rates	2.5%	3.0%	2.7%	3.2%
Rate of compensation increase	3.7%	3.8%
Interest crediting rate - U.S. cash balance plan	1.7%	2.1%

The company made voluntary contributions of $700 million and $300 million to a U.S. OPEB plan in 2020 and 2019, respectively.

The actuarial loss for pension for 2020 was primarily due to a decrease in discount rates partially offset by a decrease in mortality assumptions. The actuarial gain for OPEB for 2020 was primarily due to the U.S. enactment of the Setting Every Community Up for Retirement Enhancement Act (SECURE Act) that repealed the health insurance provider fee effective in 2021, a decrease in mortality assumptions, and a decrease in health care trend rates, partially offset by a decrease in discount rates. The actuarial loss for pension for 2019 was primarily due to a decrease in discount rates. The actuarial loss for OPEB for 2019 was primarily due to a decrease in discount rates partially offset by a decrease in health care trend rates.

The mortality assumptions for the 2020 and 2019 benefit plan obligations reflect the most recent tables and scales issued by the Society of Actuaries at that time.

The amounts recognized at November 1, 2020 and November 3, 2019, respectively, in millions of dollars consist of the following:

	Pensions		OPEB
	2020	2019	2020	2019
Amounts recognized in balance sheet
Noncurrent asset	$863	$840
Current liability	(72)	(56)	$(36)	$(35)
Noncurrent liability	(1,238)	(1,010)	(3,856)	(4,651)
Total	$(447)	$(226)	$(3,892)	$(4,686)
Amounts recognized in accumulated other comprehensive income – pretax
Net actuarial loss	$4,475	$4,312	$747	$912
Prior service cost (credit)	21	32	(24)	(28)
Total	$4,496	$4,344	$723	$884

The total accumulated benefit obligations for all pension plans at November 1, 2020 and November 3, 2019, were $14,257 million and $13,430 million, respectively.

The accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $2,107 million and $1,100 million, respectively, at November 1, 2020 and $1,836 million and $924 million, respectively, at November 3, 2019. The projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $10,792 million and $9,482 million, respectively, at November 1, 2020 and $10,097 million and $9,031 million, respectively, at November 3, 2019.

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

The company expects to contribute approximately $105 million to its pension plans and approximately $845 million to its OPEB plans in 2021. The anticipated OPEB contributions include a voluntary $700 million to a U.S. plan in the fourth quarter, which will increase plan assets. The pension and remaining OPEB contributions primarily include direct benefit payments from company funds.

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, are as follows in millions of dollars:

	Pensions	OPEB*
2021	$765	$297
2022	724	297
2023	711	297
2024	707	297
2025	699	298
2026 to 2030	3,450	1,461

*       Net of prescription drug group benefit subsidy under Medicare Part D.

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine accumulated postretirement benefit obligations were based on the trends for medical and prescription drug claims for pre- and post-65 age groups due to the effects of Medicare. For the 2020 actuarial valuation, the weighted-average composite trend rates for these obligations were assumed to be a 4.0 percent increase from 2020 to 2021, followed by an increase of 7.6 percent from 2021 to 2022, gradually decreasing to 4.7 from 2027 to 2028 and all future years. The lower estimated increase from 2021 to 2022 resulted from the SECURE Act that repealed the health insurance provider fee effective in 2021. The 2019 obligations and the cost in 2020 assumed an 8.6 percent increase from 2019 to 2020, gradually decreasing to 4.7 percent from 2027 to 2028 and all future years.

The discount rate assumptions used to determine the pension and OPEB obligations for all periods presented were primarily based on hypothetical AA yield curves represented by a series of annualized individual discount rates. These discount rates represent the rates at which the company’s benefit obligations could effectively be settled at the October 31 measurement dates.

Fair value measurement levels in the following tables are defined in Note 26.

The fair values of the pension plan assets at November 1, 2020 follow in millions of dollars:

	Total	Level 1	Level 2
Cash and short-term investments	$309	$276	$33
Equity:
U.S. equity securities	1,184	1,135	49
International equity securities	947	937	10
Fixed Income:
Government and agency securities	1,133	824	309
Corporate debt securities	3,534		3,534
Mortgage-backed securities	136		136
Real estate	49	48	1
Derivative contracts – assets*	94	2	92
Derivative contracts – liabilities**	(79)	(43)	(36)
Receivables, payables, and other	(163)	(184)	21
Securities lending collateral	449	90	359
Securities lending liability	(449)	(90)	(359)
Securities sold short	(149)	(144)	(5)
Total of Level 1 and Level 2 assets	6,995	$2,851	$4,144
Investments at net asset value:
Short-term investments	510
U.S. equity funds	1,246
International equity funds	674
Fixed income funds	1,321
Real estate	618
Hedge funds	750
Private equity/venture capital	2,038
Other investments	422
Total net assets	$14,574

*       Includes contracts for interest rates of $67 million, foreign currency of $25 million, and other of $2 million.

**     Includes contracts for equity of $30 million, foreign currency of $24 million, interest rates of $23 million, and other of $2 million.

The fair values of the health care assets at November 1, 2020 follow in millions of dollars:

	Total	Level 1	Level 2
Cash and short-term investments	$117	$117
Equity:
U.S. equity securities and funds	34	33	$1
International equity securities	10	10
Fixed Income:
Government and agency securities	180	168	12
Corporate debt securities	66		66
Mortgage-backed securities	13		13
Other	(1)	(1)
Securities lending collateral	49	8	41
Securities lending liability	(49)	(8)	(41)
Securities sold short	(3)	(3)
Total of Level 1 and Level 2 assets	416	$324	$92
Investments at net asset value:
Short-term investments	9
U.S. equity funds	539
International equity funds	320
Fixed income funds	185
Hedge funds	12
Private equity/venture capital	25
Other investments	12
Total net assets	$1,518

The fair values of the pension plan assets at November 3, 2019 follow in millions of dollars:

	Total	Level 1	Level 2
Cash and short-term investments	$587	$353	$234
Equity:
U.S. equity securities	1,192	1,156	36
International equity securities	981	974	7
Fixed Income:
Government and agency securities	1,257	970	287
Corporate debt securities	2,416	1	2,415
Mortgage-backed securities	90		90
Real estate	69	63	6
Derivative contracts – assets*	208	17	191
Derivative contracts – liabilities**	(47)	(13)	(34)
Receivables, payables, and other	(106)	(107)	1
Securities lending collateral	476		476
Securities lending liability	(476)		(476)
Securities sold short	(279)	(275)	(4)
Total of Level 1 and Level 2 assets	6,368	$3,139	$3,229
Investments at net asset value:
Short-term investments	398
U.S. equity funds	1,250
International equity funds	764
Fixed income funds	1,529
Real estate	648
Hedge funds	679
Private equity/venture capital	1,913
Other investments	475
Total net assets	$14,024

*       Includes contracts for interest rates of $171 million, foreign currency of $20 million, equity of $10 million, and other of $7 million.

**     Includes contracts for foreign currency of $26 million, interest rates of $20 million, and other of $1 million.

The fair values of the health care assets at November 3, 2019 follow in millions of dollars:

	Total	Level 1	Level 2
Cash and short-term investments	$81	$77	$4
Equity:
U.S. equity securities and funds	41	41
International equity securities	9	9
Fixed Income:
Government and agency securities	112	101	11
Corporate debt securities	43		43
Mortgage-backed securities	15		15
Other		(2)	2
Securities lending collateral	20		20
Securities lending liability	(20)		(20)
Securities sold short	(4)	(4)
Total of Level 1 and Level 2 assets	297	$222	$75
Investments at net asset value:
Short-term investments	4
U.S. equity funds	311
International equity funds	197
Fixed income funds	84
Hedge funds	9
Private equity/venture capital	22
Other investments	12
Total net assets	$936

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

Equity Securities, Equity Funds, and Other Funds – The values are determined by closing prices in the active market in which the equity investment trades, or the fund’s NAV, based on the fair value of the underlying securities.

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

Real Estate, Venture Capital, Private Equity, and Hedge Funds – The investments that are structured as limited partnerships are valued at estimated fair value based on their proportionate share of the limited partnership’s fair value that is determined by the respective general partner. These investments are valued using a combination of NAV, an income approach (primarily estimated cash flows discounted over the expected holding period), or market approach (primarily the valuation of similar securities and properties). Real estate investment trusts are primarily valued at the closing prices in the active markets in which the investment trades.

Derivative Instruments – The derivatives are valued using either an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates, or a market approach (closing prices in the active market in which the derivative instrument trades).

The primary investment objective for the pension and health care plans assets is to maximize the growth of these assets to support the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the company’s risk tolerance. The asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the company’s long-term asset class risk/return expectations for each plan since the obligations are long-term in nature. The current target allocations for pension assets are approximately 32 percent for equities, 46 percent for debt, 4 percent for real estate, and 18 percent for other investments. The target allocations for health care assets are approximately 61 percent for equities, 34 percent for debt, and 5 percent for other investments. The allocation percentages above include the effects of combining derivatives with other investments to manage asset allocations and exposures to interest rates and foreign currency exchange. The assets are well diversified and are managed by professional investment firms as well as by investment professionals who are company employees. As a result of the company’s diversified investment policy, there were no significant concentrations of risk.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. A market related value of plan assets is used to calculate the expected return on assets. The market related value recognizes changes in the fair value of pension plan assets systematically over a five-year period. The market related value of the health care plan assets equals fair value. The expected return is based on the outlook for inflation and for returns in multiple asset classes, while also considering historical returns, asset allocation, and investment strategy. The company’s approach has emphasized the long-term nature of the return estimate such that the return assumption is not changed significantly unless there are fundamental changes in capital markets that affect the company’s expectations for returns over an extended period of time (i.e., 10 to 20 years). The average annual return of the company’s U.S. pension fund was approximately 9.2 percent during the past ten years and approximately 7.2 percent during the past 20 years. Since return premiums over inflation and total returns for major asset classes vary widely even over ten-year periods, recent history is not necessarily indicative of long-term future expected returns. The company’s systematic methodology for determining the long-term rate of return for the company’s investment strategies supports its long-term expected return assumptions.

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

The company has defined contribution plans related to employee investment and savings plans primarily in the U.S. The company’s contributions and costs under these plans were $160 million in 2020, $192 million in 2019, and $206 million in 2018. The contribution rate varies primarily based on the company’s performance in the prior year and employee participation in the plans.

9. INCOME TAXES

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2020	2019	2018
Current:
U.S.:
Federal	$400	$545	$(268)
State	53	72	123
Foreign	640	700	392
Total current	1,093	1,317	247
Deferred:
U.S.:
Federal	(68)	(345)	1,233
State	9	(26)	(40)
Foreign	48	(94)	287
Total deferred	(11)	(465)	1,480
Provision for income taxes	$1,082	$852	$1,727

Based upon the location of the company’s operations, the consolidated income before income taxes in the U.S. in 2020, 2019, and 2018 was $2,082 million, $2,166 million, and $2,275 million, respectively, and in foreign countries was $1,801 million, $1,922 million, and $1,796 million, respectively. Certain foreign operations are branches or partnerships of Deere & Company and are subject to U.S. as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are not directly related.

On December 22, 2017, the U.S. government enacted tax reform. The primary provisions of tax reform affecting the company in 2018 were a reduction to the corporate income tax rate from 35 percent to 21 percent and a transition from a worldwide corporate tax system to a primarily territorial tax system. The reduction in the corporate income tax rate required the company to remeasure its U.S. net deferred tax assets to the new corporate tax rate and the transition to a territorial tax system required payment of a one-time tax on the deemed repatriation of undistributed and previously untaxed non-U.S. earnings (repatriation tax). The repatriation tax was paid in 2019. The company’s U.S. statutory corporate income tax rate was 21 percent for 2020 and 2019, and approximately 23.3 percent for 2018.

Beginning in 2019, the company was subject to additional provisions of the U.S. tax reform legislation. The main provisions of tax reform affecting the company beginning in 2019 include a tax on global intangible low-taxed income (GILTI), a tax determined by base erosion and anti-abuse tax benefits (BEAT) for certain payments between a U.S. corporation and foreign subsidiaries, a limitation on the deductibility of certain executive compensation, a deduction for foreign derived intangible income (FDII), and interest expense limitations. The combined effects of these provisions did not have a significant effect on the 2020 or 2019 provision for income taxes.

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

A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:

	2020	2019	2018
U.S. federal income tax provision at the U.S. statutory rate (2020 and 2019 – 21 percent, 2018 – 23.3 percent)	$815	$859	$950
Increase (decrease) resulting from:
Net deferred tax asset remeasurement		6	414
Deemed earnings repatriation tax		(74)	290
Effects of GILTI and FDII	39	(33)
Other effects of tax reform			42
Differences in taxability of foreign earnings	38	(94)	(92)
Valuation allowance on deferred taxes	139	28	50
Research and business tax credits	(50)	(85)	(43)
State and local income taxes, net of federal income tax benefit	59	47	59
Excess tax benefits on equity compensation	(87)	(40)	(49)
Tax rates on foreign earnings	68	183	44
Unrecognized tax benefits	(32)	(28)	30
Other—net	93	83	32
Provision for income taxes	$1,082	$852	$1,727

At November 1, 2020, accumulated earnings in certain subsidiaries outside the U.S. totaled $2,579 million, of which a portion were subject to the repatriation tax in 2018 and are not subject to additional U.S. income tax. A provision for foreign withholding taxes has not been made since these earnings are expected to remain indefinitely reinvested outside the U.S. Determination of the amount of a foreign withholding tax liability on these unremitted earnings is not practicable.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at November 1, 2020 and November 3, 2019 in millions of dollars follows:

	2020		2019
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
OPEB liabilities	$804		$1,015
Lessor lease transactions		$489		$599
Tax loss and tax credit carryforwards	937		781
Accrual for sales allowances	362		518
Tax over book depreciation		196		339
Goodwill and other intangible assets		368		378
Pension liability – net	316		186
Allowance for credit losses	81		70
Accrual for employee benefits	249		207
Share-based compensation	41		68
Deferred compensation	40		39
Lessee lease transactions	56	56
Other items	366	305	375	311
Less valuation allowances	(858)		(661)
Deferred income tax assets and liabilities	$2,394	$1,414	$2,598	$1,627

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned financial services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns, with a modification for realizability of certain tax benefits.

At November 1, 2020, tax loss and tax credit carryforwards of $937 million were available with $446 million expiring from 2021 through 2040 and $491 million with an indefinite carryforward period.

A reconciliation of the total amounts of unrecognized tax benefits at November 1, 2020, November 3, 2019, and October 28, 2018 in millions of dollars follows:

	2020	2019	2018
Beginning of year balance	$553	$279	$221
Increases to tax positions taken during the current year	63	30	36
Increases to tax positions taken during prior years	95	357	62
Decreases to tax positions taken during prior years	(30)	(30)	(39)
Decreases due to lapse of statute of limitations	(9)	(6)	(15)
Acquisitions*			31
Settlements	(1)	(75)	(5)
Foreign exchange	(3)	(2)	(12)
End of year balance	$668	$553	$279

*       See Note 4.

The amount of unrecognized tax benefits at November 1, 2020 and November 3, 2019 that would affect the effective tax rate if the tax benefits were recognized was $134 million and $153 million, respectively. The increase during 2019 primarily relates to the interpretation of a repatriation tax regulation for companies that do not have a calendar fiscal year end. The increase was partially offset by the settlement of U.S. income tax positions related to the 2008 through 2014 tax years. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

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

The company’s policy is to recognize interest related to income taxes in interest expense and interest income and recognize penalties in selling, administrative and general expenses. During 2020, interest and penalties previously recorded were reversed when tax positions were effectively settled resulting in a $3 million net benefit. During 2019 and 2018, the total amount of expense from interest and penalties was $13 million and $23 million. The interest income in 2020, 2019, and 2018 was $11 million, $25 million, and $12 million, respectively. At November 1, 2020 and November 3, 2019, the liability for accrued interest and penalties totaled $72 million and $76 million, respectively, and the receivable for interest was $6 million and $4 million, respectively.

10. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following in millions of dollars:

	2020	2019	2018
Other income
Revenues from services	$314	$348	$347
Insurance premiums and fees earned*	223	214	217
Investment income	26	25	14
Other	255	292	322
Total	$818	$879	$900

Other operating expenses
Depreciation of equipment on operating leases	$1,083	$981	$928
Insurance claims and expenses*	231	210	175
Cost of services	188	228	211
Operating lease residual losses and impairments	52	159	26
Pension and OPEB (benefit) cost, excluding service cost component	(31)	(67)	15
Other	89	67	44
Total	$1,612	$1,578	$1,399

*     Primarily related to extended warranties (see Note 21).

11. UNCONSOLIDATED AFFILIATED COMPANIES

Unconsolidated affiliated companies are companies in which Deere & Company generally owns 20 percent to 50 percent of the outstanding voting shares. Deere & Company does not control these companies and accounts for its investments in them on the equity basis. The investments in these companies primarily consist of Bell Equipment Limited (31 percent ownership), Deere-Hitachi Construction Machinery Corporation (50 percent ownership), and Deere-Hitachi Maquinas de Construcao do Brasil S.A. (50 percent ownership). The unconsolidated affiliated companies primarily manufacture or market equipment. Deere & Company’s share of the income or loss of these companies is reported in the consolidated income statement under “Equity in income (loss) of unconsolidated affiliates.” In 2020, the company recorded impairments on certain of these unconsolidated affiliates. The impairments were the result of an other-than-temporary decline in value (see Note 5). The investment in these companies is reported in the consolidated balance sheet under “Investments in unconsolidated affiliates.”

Combined financial information of the unconsolidated affiliated companies in millions of dollars follows:

Operations	2020	2019	2018
Sales	$1,793	$2,483	$2,313
Net income	7	50	91
Deere & Company’s equity in net income (loss)	(48)	21	27

Financial Position	2020	2019
Total assets	$1,541	$1,694
Total external borrowings	540	488
Total net assets	598	563
Deere & Company’s share of the net assets	193	215

Consolidated retained earnings at November 1, 2020 include undistributed earnings of the unconsolidated affiliates of $138 million. Dividends from unconsolidated affiliates were none in 2020, $30 million in 2019, and $12 million in 2018.

In the ordinary course of business, the company purchases and sells components and finished goods to the unconsolidated affiliated companies. Transactions with unconsolidated affiliated companies reported in the statement of consolidated income in millions of dollars follow:

	2020	2019	2018
Net sales	$81	$143	$161
Purchases	1,288	1,937	1,682

12. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale. Prior to 2019, all unrealized gains and losses on marketable securities were shown as a component of stockholders’ equity. Beginning in 2019 with the adoption of ASU No. 2016-01, unrealized gains and losses on equity securities are shown as a component of net income. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities at November 1, 2020 and November 3, 2019 in millions of dollars follow:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2020
U.S. equity fund				$62
International equity securities				2
Total equity securities				64
U.S. government debt securities	$159	$10	$1	168
Municipal debt securities	63	5		68
Corporate debt securities	173	15		188
International debt securities	9		3	6
Mortgage-backed securities*	140	7		147
Total debt securities	$544	$37	$4	577
Marketable securities				$641
2019
Equity fund				$59
Total equity securities				59
U.S. government debt securities	$128	$4	$1	131
Municipal debt securities	57	3		60
Corporate debt securities	157	8		165
International debt securities	9		3	6
Mortgage-backed securities*	155	5		160
Total debt securities	$506	$20	$4	522
Marketable securities				$581

*       Primarily issued by U.S. government sponsored enterprises.

Equity Securities

Proceeds and realized gains on equity securities sold during 2020, 2019, and 2018 were not material. Unrealized gains on equity securities during 2020 and 2019 in millions of dollars follow:

	2020	2019
Net gain recognized on equity securities	$8	$7
Less: Net gain on equity securities sold	1
Unrealized gains on equity securities	$7	$7

Debt Securities

The contractual maturities of debt securities at November 1, 2020 in millions of dollars follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$18	$18
Due after one through five years	90	94
Due after five through 10 years	113	121
Due after 10 years	183	197
Mortgage-backed securities	140	147
Debt securities	$544	$577

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity. Proceeds from the sales of debt securities were $28 million in 2020, $31 million in 2019, and $40 million in 2018. Realized gains, realized losses, the increase (decrease) in net unrealized gains or losses, and unrealized losses that have been continuous for over twelve months were not significant in 2020, 2019, and 2018. Unrealized losses at November 1, 2020 and November 3, 2019 were not recognized in income due to the ability and intent to hold to maturity. There were no significant impairment write-downs in the periods reported.

13. RECEIVABLES

Trade Accounts and Notes Receivable

Trade accounts and notes receivable at November 1, 2020 and November 3, 2019 in millions of dollars follows:

	2020	2019
Trade accounts and notes:
Agriculture and turf	$2,881	$3,224
Construction and forestry	1,290	2,006
Trade accounts and notes receivable – net	$4,171	$5,230

The allowance for credit losses on trade accounts and notes receivable at November 1, 2020, November 3, 2019, and October 28, 2018, as well as the related activity, in millions of dollars follow:

	2020	2019	2018
Beginning of year balance	$72	$70	$56
Provision		8	36
Write-offs	(23)	(14)	(16)
Recoveries	1	4
Translation adjustments	(11)	4	(6)
End of year balance	$39	$72	$70

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

During 2020, the company provided short-term payment relief on trade accounts and notes receivables to independent dealers and certain other customers (customers) that were negatively affected by the economic effects of COVID. The relief was provided both in regional programs and case-by-case situations with creditworthy customers. This relief generally included payment deferrals not exceeding three months, extending interest-free periods for up to an additional three months with the total interest-free period not to exceed one year, or reducing interest rates for a maximum of three months. The trade receivable balance granted relief that remained outstanding at November 1, 2020 was $75 million, or approximately 2 percent of the trade receivable portfolio. These actions were taken in response to the economic effects of COVID on customers. Outside of these actions, the company is not modifying its normal sales terms with customers that are outlined in Note 2.

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

Financing Receivables

Financing receivables at November 1, 2020 and November 3, 2019 in millions of dollars follow:

	2020		2019
	Unrestricted/Securitized		Unrestricted/Securitized
Retail notes:
Agriculture and turf	$17,780	$4,134	$16,712	$3,799
Construction and forestry	3,629	680	3,134	697
Total	21,409	4,814	19,846	4,496
Wholesale notes	3,547		4,645
Revolving charge accounts	3,962		4,004
Financing leases (direct and sales-type)	2,364		2,263
Total financing receivables	31,282	4,814	30,758	4,496
Less:
Unearned finance income:
Retail notes	1,066	98	1,141	101
Wholesale notes	18		11
Revolving charge accounts	60		61
Financing leases	217		212
Total	1,361	98	1,425	101
Allowance for credit losses	171	13	138	12
Financing receivables – net	$29,750	$4,703	$29,195	$4,383

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

Financing receivables at November 1, 2020 and November 3, 2019 related to the company’s sales of equipment that were included in the table above consisted of the following in millions of dollars:

	2020		2019
	Unrestricted/Securitized		Unrestricted/Securitized
Retail notes*:
Agriculture and turf	$1,971		$2,164
Construction and forestry	335	$27	374	$45
Total	2,306	27	2,538	45
Wholesale notes	3,547		4,645
Sales-type leases	1,045		1,064
Total	6,898	27	8,247	45
Less:
Unearned finance income:
Retail notes	178		242
Wholesale notes	18		11
Sales-type leases	82		83
Total	278		336
Financing receivables related to the company’s sales of equipment	$6,620	$27	$7,911	$45

*    These retail notes generally arise from sales of equipment by company-owned dealers or through direct sales.

Financing receivable installments, including unearned finance income, at November 1, 2020 and November 3, 2019 were scheduled as follows in millions of dollars:

	2020		2019
	Unrestricted/Securitized		Unrestricted/Securitized
Due in months:
0 – 12	$14,983	$1,971	$16,174	$2,067
13 – 24	6,180	1,354	5,639	1,214
25 – 36	4,556	889	4,133	777
37 – 48	3,145	460	2,759	369
49 – 60	1,794	129	1,555	67
Thereafter	624	11	498	2
Total	$31,282	$4,814	$30,758	$4,496

The maximum terms for retail notes are generally seven years for agriculture and turf equipment, and five years for construction and forestry equipment. The maximum term for financing leases is generally seven years. The average term for wholesale notes is less than twelve months.

Past due balances of financing receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing financing receivables represent loans for which the company has ceased accruing finance income. The company ceases accruing finance income when these receivables are generally 90 days delinquent. Generally, when receivables are 120 days delinquent the estimated uncollectible amount, after charging the dealer’s deposit account, if any, is written off to the allowance for credit losses. Finance income for non-performing receivables is recognized on a cash basis. Accrual of finance income is generally resumed when the receivable becomes contractually current and collections are reasonably assured.

Due to the significant, negative effects of COVID on dealers and retail customers, the company provided short-term payment relief to dealers and retail customers on financing receivables, which includes retail notes, wholesale notes, revolving charge accounts, and sales-type and direct financing leases. The relief was provided in regional programs and case-by-case situations with customers that were generally current in their payment obligations. This relief generally included payment deferrals or reduced financing rates of three months or less. The balance of financing receivables granted relief was approximately 4 percent of the total financing receivable balance at November 1, 2020. The delinquency status of receivables granted relief is based on the modified payment schedule.

An age analysis of past due financing receivables that are still accruing interest and non-performing financing receivables at November 1, 2020 and November 3, 2019 follows in millions of dollars:

	30-59	60-89	90 Days
	Days	Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
2020
Retail Notes:
Agriculture and turf	$122	$59		$181
Construction and forestry	89	48	$14	151
Other:
Agriculture and turf	26	9	2	37
Construction and forestry	24	8		32
Total	$261	$124	$16	$401

		Total		Total
	Total	Non-		Financing
	Past Due	Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$181	$242	$20,454	$20,877
Construction and forestry	151	86	3,945	4,182
Other:
Agriculture and turf	37	74	7,940	8,051
Construction and forestry	32	21	1,474	1,527
Total	$401	$423	$33,813	34,637
Less allowance for credit losses				184
Total financing receivables - net				$34,453

	30-59	60-89	90 Days
	Days	Days	or Greater	Total
	Past Due	Past Due	Past Due	Past Due
2019
Retail Notes:
Agriculture and turf	$138	$73	$1	$212
Construction and forestry	79	29	4	112
Other:
Agriculture and turf	39	19	1	59
Construction and forestry	26	7		33
Total	$282	$128	$6	$416

		Total		Total
	Total	Non-		Financing
	Past Due	Performing	Current	Receivables
Retail Notes:
Agriculture and turf	$212	$268	$18,931	$19,411
Construction and forestry	112	127	3,450	3,689
Other:
Agriculture and turf	59	28	8,986	9,073
Construction and forestry	33	26	1,496	1,555
Total	$416	$449	$32,863	33,728
Less allowance for credit losses				150
Total financing receivables - net				$33,578

An analysis of the allowance for credit losses and investment in financing receivables follows in millions of dollars:

		Revolving
	Retail	Charge
	Notes	Accounts	Other	Total
2020
Allowance:
Beginning of year balance	$89	$40	$21	$150
Provision	69	26	15	110
Write-offs	(57)	(53)	(8)	(118)
Recoveries	15	30	2	47
Translation adjustments	(7)		2	(5)
End of year balance*	$109	$43	$32	$184

Financing receivables:
End of year balance	$25,059	$3,902	$5,676	$34,637

Balance individually evaluated	$137	$1	$117	$255

2019
Allowance:
Beginning of year balance	$113	$43	$22	$178
Provision (credit)	(2)	29	8	35
Write-offs	(40)	(58)	(7)	(105)
Recoveries	22	26	1	49
Translation adjustments	(4)		(3)	(7)
End of year balance*	$89	$40	$21	$150

Financing receivables:
End of year balance	$23,100	$3,943	$6,685	$33,728

Balance individually evaluated	$156		$13	$169

2018
Allowance:
Beginning of year balance	$121	$40	$26	$187
Provision	14	38	2	54
Write-offs	(33)	(55)	(6)	(94)
Recoveries	17	20	1	38
Translation adjustments	(6)		(1)	(7)
End of year balance*	$113	$43	$22	$178

Financing receivables:
End of year balance	$21,624	$3,862	$5,768	$31,254

Balance individually evaluated	$122	$2	$12	$136

*    Individual allowances were not significant.

The negative economic effects related to COVID and other macroeconomic issues have significantly affected certain retail borrowers, particularly of construction equipment.

Past-due amounts over 30 days represented 1.16 percent and 1.23 percent of the receivables financed at November 1, 2020 and November 3, 2019, respectively. The allowance for credit losses represented .53 percent and .44 percent of financing receivables outstanding at November 1, 2020 and November 3, 2019, respectively. In addition, at November 1, 2020 and November 3, 2019, the company’s financial services operations had $136 million and $152 million, respectively, of deposits primarily withheld from dealers and merchants available for potential credit losses.

Financing receivables are considered impaired when it is probable the company will be unable to collect all amounts due according to the contractual terms. Receivables reviewed for impairment generally include those that are past due, have provided bankruptcy notification, or require significant collection efforts. Receivables that are impaired are generally classified as non-performing.

An analysis of the impaired financing receivables at November 1, 2020 and November 3, 2019 follows in millions of dollars:

		Unpaid		Average
	Recorded	Principal	Specific	Recorded
	Investment	Balance	Allowance	Investment
2020*
Receivables with specific allowance**	$136	$136	$22	$151
Receivables without a specific allowance***	36	34		40
Total	$172	$170	$22	$191
Agriculture and turf	$161	$160	$18	$177
Construction and forestry	$11	$10	$4	$14

2019*
Receivables with specific allowance***	$40	$39	$13	$40
Receivables without a specific allowance***	32	31		37
Total	$72	$70	$13	$77
Agriculture and turf	$49	$48	$8	$52
Construction and forestry	$23	$22	$5	$25

*       Finance income recognized was not material.

**     Primarily financing leases, wholesale receivables, and retail notes.

***   Primarily retail notes.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2020, 2019, and 2018, the company identified 574, 522, and 587 receivable contracts, primarily wholesale receivables in Argentina, as troubled debt restructurings with aggregate balances of $108 million, $36 million, and $34 million pre-modification and $95 million, $35 million, and $34 million post-modification, respectively. In 2020 and 2019, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At November 1, 2020, the company had commitments to lend approximately $10 million to borrowers whose accounts were modified in troubled debt restructurings.

Other Receivables

Other receivables at November 1, 2020 and November 3, 2019 consisted of the following in millions of dollars:

	2020	2019
Taxes receivable	$931	$1,231
Other	289	256
Other receivables	$1,220	$1,487

14. SECURITIZATION OF FINANCING RECEIVABLES

The company, as a part of its overall funding strategy, periodically transfers certain financing receivables (retail notes) into VIEs that are SPEs, or non-VIE banking operations, as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes does not meet the accounting criteria for sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the company’s consolidated statements because the assets they hold are legally isolated. Use of the assets held by the SPEs or the non-VIEs is restricted by terms of the documents governing the securitization transactions.

In these securitizations, the retail notes are transferred to certain SPEs or to non-VIE banking operations, which in turn issue debt to investors. The debt securities issued to the third-party investors result in secured borrowings, which are recorded as “Short-term securitization borrowings” on the balance sheet. The securitized retail notes are recorded as “Financing receivables securitized - net” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the financing receivables securitized less an allowance for credit losses, and other assets primarily representing restricted cash. Restricted cash results from contractual requirements in securitized borrowing arrangements and serves as a credit enhancement. The restricted cash is used to satisfy payment deficiencies, if any, in the required payments on secured borrowings. The balance of restricted cash is contractually stipulated and is either a fixed amount as determined by the initial balance of the financing receivables securitized or a fixed percentage of the outstanding balance of the securitized financing receivables. The restriction is removed either after all secured borrowing payments are made or proportionally as these receivables are collected and borrowing obligations reduced. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,898 million and $2,895 million at November 1, 2020 and November 3, 2019, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,856 million and $2,847 million at November 1, 2020 and November 3,

2019, respectively. The credit holders of these SPEs do not have legal recourse to the company’s general credit.

In certain securitizations, the company transfers retail notes to non-VIE banking operations, which are not consolidated since the company does not have a controlling interest in the entities. The company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $576 million and $491 million at November 1, 2020 and November 3, 2019, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $554 million and $465 million at November 1, 2020 and November 3, 2019, respectively.

In certain securitizations, the company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,327 million and $1,079 million at November 1, 2020 and November 3, 2019, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,275 million and $1,015 million at November 1, 2020 and November 3, 2019, respectively.

The company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows at November 1, 2020 in millions of dollars:

2020
Carrying value of liabilities	$1,275
Maximum exposure to loss	1,327

The total assets of unconsolidated VIEs related to securitizations were approximately $33 billion at November 1, 2020.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at November 1, 2020 and November 3, 2019 were as follows in millions of dollars:

	2020	2019
Financing receivables securitized (retail notes)	$4,716	$4,395
Allowance for credit losses	(13)	(12)
Other assets	98	82
Total restricted securitized assets	$4,801	$4,465

The components of consolidated secured borrowings and other liabilities related to securitizations at November 1, 2020 and November 3, 2019 were as follows in millions of dollars:

	2020	2019
Short-term securitization borrowings	$4,682	$4,321
Accrued interest on borrowings	3	6
Total liabilities related to restricted securitized assets	$4,685	$4,327

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At November 1, 2020, the maximum remaining term of all securitized retail notes was approximately six years.

15. INVENTORIES

A majority of inventory owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the “first-in, first-out” (FIFO) basis, or net realizable value. The value of gross inventories on the LIFO basis at November 1, 2020 and November 3, 2019 represented 52 percent and 55 percent, respectively, of worldwide gross inventories at FIFO value. The pretax favorable income effect from the liquidation of LIFO inventory during 2020 was $33 million. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at November 1, 2020 and November 3, 2019 in millions of dollars would have been as follows:

	2020	2019
Raw materials and supplies	$1,995	$2,285
Work-in-process	648	747
Finished goods and parts	4,006	4,613
Total FIFO value	6,649	7,645
Less adjustment to LIFO value	1,650	1,670
Inventories	$4,999	$5,975

16. PROPERTY AND DEPRECIATION

A summary of property and equipment at November 1, 2020 and November 3, 2019 in millions of dollars follows:

	Useful Lives*
	(Years)	2020	2019
Equipment Operations
Land		$282	$274
Buildings and building equipment	22	4,114	3,976
Machinery and equipment	11	5,936	5,710
Dies, patterns, tools, etc.	8	1,662	1,531
All other	4	1,115	1,065
Construction in progress		440	733
Total at cost		13,549	13,289
Less accumulated depreciation		7,771	7,360
Total		5,778	5,929
Financial Services
Land		4	4
Buildings and building equipment	25	65	75
All other	6	34	34
Total at cost		103	113
Less accumulated depreciation		64	69
Total		39	44
Property and equipment - net		$5,817	$5,973

*    Weighted-averages

Total property and equipment additions in 2020, 2019, and 2018 were $815 million, $1,107 million, and $985 million and depreciation was $800 million, $779 million, and $754 million, respectively. Capitalized interest was $6 million, $7 million, and $4 million in the same periods, respectively. The cost of leased property and equipment under finance leases of $99 million and $62 million and accumulated depreciation of $36 million and $27 million at November 1, 2020 and November 3, 2019, respectively, is included in property and equipment.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, classified as “Other assets” at November 1, 2020 and November 3, 2019 were $1,339 million and $1,305 million, less accumulated amortization of $1,070 million and $1,023 million, respectively. Capitalized interest on software was $3 million and $5 million at November 1, 2020 and November 3, 2019, respectively. Amortization of these software costs in 2020, 2019, and 2018 was $133 million, $150 million, and $145 million, respectively.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company’s consolidated financial statements.

17. GOODWILL AND OTHER INTANGIBLE ASSETS – NET

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Agriculture	Construction
	and	and
	Turf	Forestry	Total
Goodwill at October 28, 2018	$583	$2,518	$3,101
Divestitures*		(22)	(22)
Translation adjustments and other	(9)	(153)	(162)
Goodwill at November 3, 2019	574	2,343	2,917
Acquisition*	28		28
Translation adjustments and other	(1)	137	136
Goodwill at November 1, 2020	$601	$2,480	$3,081

*    See Note 4.

There were no accumulated goodwill impairment losses in the reported periods.

The components of other intangible assets are as follows in millions of dollars:

	2020	2019
Amortized intangible assets:
Customer lists and relationships	$535	$511
Technology, patents, trademarks, and other	1,056	1,028
Total at cost	1,591	1,539
Less accumulated amortization*	387	282
Total	1,204	1,257
Unamortized intangible assets:
In-process research and development	123	123
Other intangible assets - net	$1,327	$1,380

*  Accumulated amortization at 2020 and 2019 for customer lists and relationships was $113 million and $77 million and technology, patents, trademarks, and other was $274 million and $205 million, respectively.

Other intangible assets are stated at cost less accumulated amortization. The amortization of other intangible assets in 2020, 2019, and 2018 was $102 million, $109 million, and $100 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: 2021 - $105, 2022 - $105, 2023 - $103, 2024 - $99, and 2025 - $96.

18. TOTAL SHORT-TERM BORROWINGS

Total short-term borrowings at November 1, 2020 and November 3, 2019 consisted of the following in millions of dollars:

	2020	2019
Equipment Operations
Notes payable to banks	$192	$345
Finance lease obligations due within one year	21
Long-term borrowings due within one year	79	642
Total	292	987
Financial Services
Commercial paper	1,238	2,698
Notes payable to banks	182	313
Long-term borrowings due within one year*	6,870	6,786
Total	8,290	9,797
Short-term borrowings	8,582	10,784
Short-term securitization borrowings
Equipment Operations	26	44
Financial Services	4,656	4,277
Total	4,682	4,321
Total short-term borrowings	$13,264	$15,105

*    Includes unamortized fair value adjustments related to interest rate swaps.

The short-term securitization borrowings are secured by financing receivables (retail notes) on the balance sheet (see Note 14). Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings, which are net of debt acquisition costs, at November 1, 2020 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2021 - $2,367, 2022 - $1,366, 2023 - $681, 2024 - $217, 2025 - $50, and 2026 - $6.

The weighted-average interest rates on total short-term borrowings, excluding current maturities of finance lease obligations and long-term borrowings, at November 1, 2020 and November 3, 2019 were 1.6 percent and 2.9 percent, respectively.

Lines of credit available from U.S. and foreign banks were $8,413 million at November 1, 2020. At November 1, 2020, $6,801 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper, and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at November 1, 2020 was a 364-day credit facility agreement of $3,000 million, expiring in fiscal April 2021. In addition, total credit lines included long-term credit facility agreements of $2,500 million, expiring in fiscal April 2024, and $2,500 million, expiring in fiscal April 2025. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at November 1, 2020 was $12,892 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $23,942 million at November 1, 2020. All of these credit agreement requirements have been met during the periods included in the consolidated financial statements.

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

19. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at November 1, 2020 and November 3, 2019 consisted of the following in millions of dollars:

	2020	2019
Equipment Operations
Accounts payable:
Trade payables	$1,926	$1,996
Dividends payable	244	244
Operating lease liabilities	297
Other	251	284
Accrued expenses:
Dealer sales discounts	1,682	1,990
Product warranties	1,105	1,218
Employee benefits	1,086	1,001
Accrued taxes	730	734
Unearned revenue	679	657
Other	1,114	1,108
Total	$9,114	$9,232

(continued)

	2020	2019
Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	$141	$164
Collateral on derivatives	274
Other	194	163
Accrued expenses:
Unearned revenue	968	978
Accrued interest	181	211
Employee benefits	60	61
Other	309	259
Total	2,127	1,836
Eliminations*	1,129	1,412
Accounts payable and accrued expenses	$10,112	$9,656

*    Primarily trade receivable valuation accounts related to sales incentive accruals of $1,073 million, which are reclassified as accrued expenses by the equipment operations as a result of their trade receivables being sold to financial services.

20. LONG-TERM BORROWINGS

Long-term borrowings at November 1, 2020 and November 3, 2019 consisted of the following in millions of dollars:

	2020		2019
Equipment Operations
U.S. dollar notes and debentures:
8-1/2% debentures due 2022	$105		$105
2.60% notes due 2022	1,000		1,000
2.75% notes due 2025	700
6.55% debentures due 2028	200		200
5.375% notes due 2029	500		500
3.10% notes due 2030	700
8.10% debentures due 2030	250		250
7.125% notes due 2031	300		300
3.90% notes due 2042	1,250		1,250
2.875% notes due 2049	500		500
3.75% notes due 2050	850
Euro notes:
.5% notes due 2023 (€500 principal)	584		558
1.375% notes due 2024 (€800 principal)	934
1.85% notes due 2028 (€600 principal)	700
2.20% notes due 2032 (€600 principal)	700
1.65% notes due 2039 (€650 principal)	759		725
Finance lease obligations and other notes	135		51
Less debt issuance costs	43		24
Total	10,124		5,415
Financial Services
Notes and debentures:
Medium-term notes due 2021 - 2030: (principal $20,996 - 2020, $23,265 - 2019) Average interest rates of 1.7% - 2020, 2.7% - 2019	21,661	*	23,528	*
Other notes	992		1,335
Less debt issuance costs	43		49
Total	22,610		24,814
Long-term borrowings**	$32,734		$30,229

*    Includes unamortized fair value adjustments related to interest rate swaps.

**  All interest rates are as of year end.

The approximate principal amounts of the equipment operations’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2021 - $79, 2022 - $1,212, 2023 - $587, 2024 - $935, and 2025 - $700. The approximate principal amounts of the financial services’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2021 - $6,867, 2022 - $6,945, 2023 - $5,228, 2024 - $3,011, and 2025 - $2,166.

21. COMMITMENTS AND CONTINGENCIES

The company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) included in the following table totaled $638 million and $582 million at November 1, 2020 and November 3, 2019, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Warranty Liability/
	Unearned Premiums
	2020	2019
Beginning of year balance	$1,800	$1,652
Payments	(942)	(985)
Amortization of premiums received	(222)	(214)
Accruals for warranties	851	1,066
Premiums received	276	292
Foreign exchange	(20)	(11)
End of year balance	$1,743	$1,800

At November 1, 2020, the company had approximately $380 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At November 1, 2020, the company had accrued losses of approximately $18 million under these agreements. The maximum remaining term of the receivables guaranteed at November 1, 2020 was approximately seven years.

At November 1, 2020, the company had commitments of approximately $159 million for the construction and acquisition of property and equipment. Also at November 1, 2020, the company had restricted assets of $71 million, classified as “Other assets.” See Note 14 for additional restricted assets associated with borrowings related to securitizations.

The company also had other miscellaneous contingent liabilities totaling approximately $40 million at November 1, 2020. The accrued liability for these contingencies was not material at November 1, 2020.

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

22. CAPITAL STOCK

Changes in the common stock account in millions were as follows:

	Number of
	Shares Issued	Amount
Balance at October 29, 2017	536.4	$4,281
Stock options and other		193
Balance at October 28, 2018	536.4	4,474
Stock options and other		168
Balance at November 3, 2019	536.4	4,642
Stock options and other		253
Balance at November 1, 2020	536.4	$4,895

The number of common shares the company is authorized to issue is 1,200 million. The number of authorized preferred shares, none of which has been issued, is nine million.

The Board of Directors at its meeting in December 2013 authorized the repurchase of up to $8,000 million of common stock. In December 2019, the Board of Directors approved a share repurchase plan authorizing the repurchase of up to an additional $8,000 million of shares of the company’s common stock. At the end of the fiscal year, these repurchase programs had $8,339 million (36.9 million shares based on the fiscal year end closing common stock price of $225.91 per share) remaining to be repurchased. Repurchases of the company’s common stock under these plans will be made from time to time, at the company’s discretion, in the open market.

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	2020	2019	2018
Net income attributable to Deere & Company	$2,751	$3,253	$2,368
Average shares outstanding	313.5	316.5	322.6
Basic per share	$8.77	$10.28	$7.34
Average shares outstanding	313.5	316.5	322.6
Effect of dilutive stock options	3.1	4.1	4.7
Total potential shares outstanding	316.6	320.6	327.3
Diluted per share	$8.69	$10.15	$7.24

All stock options outstanding were included in the computation except .6 million in 2020, .7 million in 2019, and .4 million in 2018 that had an antidilutive effect under the treasury stock method.

23. STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock awards to key employees under plans approved by stockholders. Restricted stock is also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Options expire ten years after the date of grant. Restricted stock awards generally vest after three years. The compensation cost for stock options and service based restricted stock units, which is based on the fair value at the grant date, is recognized on a straight-line basis over the requisite period the employee is required to render service. The compensation cost for performance/service based units, which is based on the fair value at the grant date, is recognized over the employees’ requisite service period and periodically adjusted for the probable number of shares to be awarded. The company recognizes the effect of award forfeitures as an adjustment to compensation expense in the period the forfeiture occurs. According to these plans at November 1, 2020, the company is authorized to grant an additional 18.5 million shares related to stock options or restricted stock.

The fair value of each option award was estimated on the date of grant using a binomial lattice option valuation model. Expected volatilities are based on implied volatilities from traded call options on the company’s stock. The expected volatilities are constructed from the following three components: the starting implied volatility of short-term call options traded within a few days of the valuation date; the predicted implied volatility of long-term call options; and the trend in implied volatilities over the span of the call options’ time to maturity. The company uses historical data to estimate option exercise behavior. The expected term of options granted is derived from the output of the option valuation model based on the underlying distribution of historical exercise behavior and represents the weighted-average period of time that options granted are expected to be outstanding. The risk-free rates utilized for periods throughout the contractual life of the options are based on U.S. Treasury security yields at the time of grant.

The assumptions used for the binomial lattice model to determine the fair value of options follow:

	2020	2019	2018
Risk-free interest rate*	1.67%	2.85%	2.34%
Expected dividends	1.8%	2.0%	1.6%
Volatility*	26.0%	30.0%	22.8%
Expected term (in years)*	5.7	8.2	8.4

*    Weighted-averages

Stock option activity at November 1, 2020 and changes during 2020 in millions of dollars and shares follow:

			Remaining
			Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price*	(Years)	Value
Outstanding at beginning of year	7.0	$92.85
Granted	.5	169.70
Exercised	(3.7)	88.36
Expired or forfeited	(.1)	169.70
Outstanding at end of year	3.7	107.30	5.51	$437.5
Exercisable at end of year	3.0	93.79	4.76	391.0

*    Weighted-averages

The weighted-average grant-date fair values of options granted during 2020, 2019, and 2018 were $35.83, $46.96, and $39.11, respectively. The total intrinsic values of options exercised during 2020, 2019, and 2018 were $398 million, $186 million, and $229 million, respectively. During 2020, 2019, and 2018, cash received from stock option exercises was $331 million, $178 million, and $217 million, respectively, with tax benefits of $93 million, $44 million, and $54 million, respectively.

The company granted 364 thousand, 447 thousand, and 415 thousand restricted stock units to employees and nonemployee directors in 2020, 2019, and 2018, of which 297 thousand, 355 thousand, and 330 thousand are subject to service-only based conditions, and 67 thousand, 92 thousand, and 85 thousand are subject to performance/service based conditions, respectively. The service-only based units award one share of common stock for each unit at the end of the vesting period and include dividend equivalent payments.

The performance/service based units are subject to a performance metric based on the company’s compound annual revenue growth rate, compared to a benchmark group of companies over the vesting period. The performance/service based units award common stock in a range of zero to 200 percent for each unit granted based on the level of the metric achieved and do not include dividend equivalent payments over the vesting period. The weighted-average fair values of the service-only based units at the grant dates during 2020, 2019, and 2018 were $168.94, $149.54, and $151.67 per unit, respectively, based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date during 2020, 2019, and 2018 were $160.81, $140.49, and $145.33 per unit, respectively, based on the market price of a share of underlying common stock excluding dividends.

The company’s restricted shares at November 1, 2020 and changes during 2020 in millions of shares follow:

		Grant-Date
	Shares	Fair Value*
Service-only based
Nonvested at beginning of year	1.1	$130.72
Granted	.3	168.94
Vested	(.4)	102.34
Forfeited	(.1)	162.62
Nonvested at end of year	.9	155.47
Performance/service based
Nonvested at beginning of year	.3	$130.78
Granted	.1	160.81
Vested	(.2)	111.78
Nonvested at end of year	.2	147.55

* Weighted-averages

During 2020, 2019, and 2018, the total share-based compensation expense was $81 million, $82 million, and $84 million, respectively, with recognized income tax benefits of $19 million, $20 million, and $20 million, respectively. At November 1, 2020, there was $55 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to restricted shares and options. This compensation is expected to be recognized over a weighted-average period of approximately two years. The total grant-date fair values of stock options and restricted shares vested during 2020, 2019, and 2018 were $79 million, $66 million, and $63 million, respectively.

The company currently uses shares that have been repurchased through its stock repurchase programs to satisfy share option exercises. At fiscal year end, the company had 223 million shares in treasury stock and 37 million shares remaining to be repurchased under its publicly announced repurchase programs (see Note 22).

24. OTHER COMPREHENSIVE INCOME ITEMS

The after-tax changes in accumulated other comprehensive income at October 29, 2017, October 28, 2018, November 3, 2019, and November 1, 2020 in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Debt Securities	Income (Loss)
2017	$(3,580)	$(999)	$5	$10	$(4,564)
Period Change	1,052	(194)	9	(13)	854
ASU No. 2018-02	(709)	(10)	1	1	(717)
2018	(3,237)	(1,203)	15	(2)	(4,427)
ASU No. 2016-01				(8)	(8)
Period Change	(678)	(448)	(75)	29	(1,172)
2019	(3,915)	(1,651)	(60)	19	(5,607)
Period Change	(3)	55	2	14	68
2020	$(3,918)	$(1,596)	$(58)	$33	$(5,539)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2020
Cumulative translation adjustment:
Unrealized translation gain (loss)	$18	$1	$19
Reclassification of realized (gain) loss to:
Other operating expenses	13		13
Equity in (income) loss of unconsolidated affiliates	23		23
Net unrealized translation gain (loss)	54	1	55
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(18)	2	(16)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	21	(3)	18
Net unrealized gain (loss) on derivatives	3	(1)	2
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	17	(3)	14
Net unrealized gain (loss) on debt securities	17	(3)	14
Retirement benefits adjustment:
Pensions
Net actuarial gain (loss)	(438)	99	(339)
Reclassification primarily to other operating expenses through amortization of: *
Actuarial (gain) loss	249	(61)	188
Prior service (credit) cost	11	(3)	8
Settlements	26	(7)	19
OPEB
Net actuarial gain (loss)	136	(34)	102
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	29	(7)	22
Prior service (credit) cost	(4)	1	(3)
Net unrealized gain (loss) on retirement benefits adjustment	9	(12)	(3)
Total other comprehensive income (loss)	$83	$(15)	$68

*    These accumulated other comprehensive income amounts are primarily included in net periodic pension and OPEB costs. See Note 8 for additional detail.

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

The noncontrolling interests’ comprehensive income was $2 million in 2020, $4 million in 2019, and $2 million in 2018, which consisted of net income of $2 million in 2020, $4 million in 2019, and $3 million in 2018 and cumulative translation adjustments of none in 2020 and 2019, and $(1) million in 2018.

25. LEASES

The company is both a lessee and a lessor. The company leases for its own use primarily warehouse facilities, office space, production equipment, information technology equipment, and vehicles. The expected use periods generally ranging from less than one year to 20 years. The company’s financial services segment leases to users equipment produced or sold by the company, and a limited amount of other equipment. These leases are usually written for periods of less than one year to seven years. The company determines if an arrangement is or contains a lease at the contract inception.

Lessee

The company recognizes on the balance sheet a lease liability and a right of use asset for leases with a term greater than one year for both operating and finance leases.

The amounts of the lease liability and right of use asset are determined at lease commencement and are based on the present value of the lease payments over the lease term. The lease payments are discounted using the company’s incremental borrowing rate since the rate implicit in the lease is generally not readily determinable. The company determines the incremental borrowing rate for each lease based primarily on the lease term and the economic environment of the country where the asset will be used, adjusted as if the borrowings were collateralized. Leases with contractual periods greater than one year and that do not meet the finance lease criteria are classified as operating leases.

Certain real estate leases contain one or more options to terminate or renew, with terms that can generally extend the lease term from one to ten years. Options that the company is reasonably certain to exercise are included in the lease term.

The company has elected to combine lease and nonlease components, such as maintenance and utilities costs included in a lease contract, for all asset classes. Leases with an initial term of one year or less are expensed on a straight-line basis over the lease term and recorded in short-term lease expense. Variable lease expense primarily includes warehouse facilities leases with payments based on utilization exceeding contractual minimum amounts and leases with payments indexed to inflation when the index changes after lease commencement.

The lease expense by type consisted of the following in millions of dollars:

2020
Operating lease expense	$126
Short-term lease expense	23
Variable lease expense	41
Finance lease:
Depreciation expense	20
Interest on lease liabilities	2
Total lease expense	$212

Operating and finance lease right of use assets and lease liabilities follow in millions of dollars:

2020
Operating leases:
Other assets	$324
Accounts payable and accrued expenses	305

Finance leases:
Property and equipment — net	$63

Short-term borrowings	21
Long-term borrowings	39
Total finance lease liabilities	$60

The weighted-average remaining lease terms in years and discount rates follows:

2020
Weighted-average remaining lease terms:
Operating leases	5
Finance leases	3

Weighted-average discount rates:
Operating leases	2.1%
Finance leases	2.2%

Lease payment amounts in each of the next five years at November 1, 2020 follow in millions of dollars:

	Operating	Finance
Due in:	Leases	Leases
2021	$90	$22
2022	74	18
2023	52	12
2024	42	5
2025	24	3
Later years	41	2
Total lease payments	323	62
Less imputed interest	18	2
Total lease liabilities	$305	$60

Future minimum lease payments under the previous lease standard for operating and capital leases at November 3, 2019 follow in millions of dollars:

	Operating	Capital
Due in:	Leases	Leases
2020	$111	$12
2021	77	10
2022	56	6
2023	39	2
2024	28	1
Later years	26	1
Total minimum lease payments	$337	$32

Cash paid for amounts included in the measurement of lease liabilities follows in millions of dollars:

2020
Operating cash flows from operating leases	$124
Operating cash flows from finance leases	2
Financing cash flows from finance leases	17

Right of use assets obtained in exchange for lease liabilities follow in millions of dollars:

2020
Operating leases	$40
Finance leases	46

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

The company estimates the residual values for operating leases at lease inception based on several factors, including lease term, expected hours of usage, historical wholesale sale prices, return experience, intended use of the equipment, market dynamics and trends, and dealer residual guarantees. The company reviews residual value estimates during the lease term and tests the carrying value of its operating lease assets for impairment when events or circumstances necessitate. The depreciation is adjusted on a straight-line basis over the remaining lease term if residual value estimates decline. Lease agreements include usage limits and specifications on machine condition, which allow the company to assess lessees for excess use or damages to the underlying equipment. In 2020 and 2019, the company recorded impairment losses on operating leases of $22 million and $59 million, respectively, due to higher expected equipment return rates and lower estimated values. Operating lease impairments are recorded in “Other operating expenses.”

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

Due to the significant, negative effects of COVID, the company provided short-term relief to lessees during 2020. The relief, which included payment deferrals of three months or less, was provided in regional programs and on a case-by-case basis and primarily related to construction accounts. The operating leases granted relief represented approximately 4 percent of the company’s operating lease portfolio at November 1, 2020. See Note 13 for sales-type and direct financing leases provided payment relief.

Lease revenues earned by the company follow in millions of dollars:

2020
Sales-type and direct finance lease revenues	$135
Operating lease revenues	1,469
Variable lease revenues	23
Total lease revenues	$1,627

At the time of accepting a lease that qualifies as a sales-type or direct financing lease, the company records the gross amount of lease payments receivable, estimated residual value of the leased equipment, and unearned finance income. The unearned finance income is recognized as revenue over the lease term using the interest method.

Sales-type and direct financing lease receivables by product category follow in millions of dollars:

	2020	2019
Agriculture and turf	$985	$897
Construction and forestry	1,030	1,033
Total	2,015	1,930
Guaranteed residual values	278	232
Unguaranteed residual values	71	101
Less unearned finance income	217	212
Financing lease receivables	$2,147	$2,051

Scheduled payments, including guaranteed residual values, on sales-type and direct financing lease receivables at November 1, 2020 follow in millions of dollars:

Due in:	2020
2021	$1,055
2022	595
2023	361
2024	191
2025	74
Later years	17
Total	$2,293

Scheduled payments on financing lease receivables under the previous lease standard at November 3, 2019 follow in millions of dollars:

Due in:	2019
2020	$833
2021	557
2022	321
2023	153
2024	53
Later years	13
Total	$1,930

Lease payments from operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the terms of the leases.

The cost of equipment on operating leases by product category follow in millions of dollars:

	2020	2019
Agriculture and turf	$7,366	$7,257
Construction and forestry	1,921	2,165
Total	9,287	9,422
Less accumulated depreciation	1,989	1,855
Equipment on operating leases - net	$7,298	$7,567

The total operating lease residual values at November 1, 2020 and November 3, 2019 were $5,254 million and $5,259 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $757 million and $647 million at November 1, 2020 and November 3, 2019, respectively. The residual value guarantees at November 1, 2020 and November 3, 2019 include $5 million and $12 million, respectively, of dealer deposits available for potential losses on residual values.

The equipment is depreciated on a straight-line basis over the term of the lease. The corresponding depreciation expense was $1,083 million in 2020, $981 million in 2019, and $928 million in 2018.

Lease payments for equipment on operating leases at November 1, 2020 were scheduled as follows in millions of dollars:

Due in:	2020
2021	$1,073
2022	731
2023	404
2024	197
2025	42
Later years	4
Total	$2,451

Rental payments for equipment on operating leases under the previous lease standard at November 3, 2019 were scheduled as follows in millions of dollars:

Due in:	2019
2020	$1,086
2021	759
2022	419
2023	193
2024	41
Total	$2,498

Past due balances of operating leases represent the total balance held (net book value plus accrued lease payments) and still accruing financing income with any payment amounts 30 days or more past the contractual payment due date. These amounts were $87 million and $112 million at November 1, 2020 and November 3, 2019, respectively. The delinquency status of operating leases granted relief due to COVID is based on the modified payment schedule.

The company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to lease maturity. Equipment returned to the company upon termination of leases is remarketed by the company and recorded in “Other assets” at the lower of net book value or estimated fair value of the equipment less costs to sell and is not depreciated. The matured operating lease inventory balances at November 1, 2020 and November 3, 2019 were $70 million and $163 million, respectively. In 2020 and 2019, the company recorded impairment losses on matured operating lease inventory of $10 million and $18 million, respectively. Impairment losses on matured operating lease inventory are included in “Other operating expenses.”

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

The fair values of financial instruments that do not approximate the carrying values at November 1, 2020 and November 3, 2019 in millions of dollars follow:

	2020		2019
	Carrying	Fair	Carrying	Fair
	Value	Value*	Value	Value*
Financing receivables – net:
Equipment operations	$105	$103	$65	$61
Financial services	29,645	29,838	29,130	29,106
Total	$29,750	$29,941	$29,195	$29,167
Financing receivables securitized – net:
Equipment operations	$26	$26	$44	$43
Financial services	4,677	4,773	4,339	4,362
Total	$4,703	$4,799	$4,383	$4,405
Short-term securitization borrowings:
Equipment operations	$26	$26	$44	$45
Financial services	4,656	4,698	4,277	4,302
Total	$4,682	$4,724	$4,321	$4,347
Long-term borrowings due within one year:**
Equipment operations	$79	$78	$642	$645
Financial services	6,870	6,936	6,786	6,788
Total	$6,949	$7,014	$7,428	$7,433
Long-term borrowings:**
Equipment operations	$10,085	$11,837	$5,415	$6,138
Financial services	22,610	23,170	24,814	25,122
Total	$32,695	$35,007	$30,229	$31,260

*    Fair value measurements above were Level 3 for all financing receivables, Level 3 for equipment operations short-term securitization borrowings, and Level 2 for all other borrowings.

**	Values exclude finance lease liabilities that are presented as borrowings beginning in 2020 (see Note 25).

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

Assets and liabilities measured at November 1, 2020 and November 3, 2019 at fair value on a recurring basis in millions of dollars follow*:

	2020	2019
Level 1:
Marketable securities
U.S. equity fund	$62	$59
International equity securities	2
U.S. government debt securities	55	50
Total Level 1 marketable securities	119	109

Level 2:
Marketable securities
U.S. government debt securities	113	81
Municipal debt securities	68	60
Corporate debt securities	188	165
International debt securities	2	5
Mortgage-backed securities**	147	160
Total Level 2 marketable securities	518	471
Other assets
Derivatives:
Interest rate contracts	669	363
Foreign exchange contracts	48	20
Cross-currency interest rate contracts	8	1
Total Level 2 other assets	725	384
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	88	65
Foreign exchange contracts	26	71
Cross-currency interest rate contracts	1	3
Total Level 2 accounts payable and accrued expenses	115	139

Level 3:
Marketable securities
International debt securities	4	1

*      Excluded from this table were the company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds and time deposits.

**    Primarily issued by U.S. government sponsored enterprises.

Fair value, recurring Level 3 measurements from available-for-sale marketable securities at November 1, 2020, November 3, 2019, and October 28, 2018 in millions of dollars follow:

	2020	2019	2018
Beginning of year balance	$1	$8	$17
Purchases	9
Principal payments	(1)	(8)	(9)
Change in unrealized gain			1
Other	(5)	1	(1)
End of year balance	$4	$1	$8

Fair value, nonrecurring Level 3 measurements from impairments at November 1, 2020 and November 3, 2019 in millions of dollars follow:

	Fair Value		Losses
	2020	2019	2020	2019	2018
Other receivables [1]	$1		$2
Equipment on operating leases – net [2]	$371	$855	$22	$59
Property and equipment – net [3]	$135		$102
Investments in unconsolidated affiliates [4]	$19		$50
Other intangible assets – net			$2
Other assets [2]	$59	$142	$16	$18

1 Fair value as of August 2, 2020.

2 Fair value as of May 3, 2020.

3 Fair value of $70 million at May 3, 2020, $8 million at August 2, 2020, and $57 million at November 1, 2020.

4 Fair value as of November 1, 2020.

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

Other Receivables – The impairment was based on the expected realization of value-added tax receivables related to a closed factory operation (see Note 5).

Equipment on Operating Leases – Net – The impairments are based on an income approach (discounted cash flow), using the contractual payments, plus an estimate of return rates and equipment sale price at lease maturity. Inputs include realized sales values (see Note 5).

Property and Equipment – Net – The impairments are measured at the lower of the carrying amount, or fair value. The valuations were based on a cost approach. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence (see Note 5).

Investment in Unconsolidated Affiliates – Other than temporary impairments for investments are measured as the difference between the implied fair value and the carrying value of the investments or the estimated realization amount (see Note 5).

Other Intangible Assets – Net – The impairment was measured at the remaining net book value of customer relationships related to a closed factory operation (see Note 5).

Other Assets – The impairments of the matured operating lease inventory were measured at the fair value of that inventory. The inputs include sales of comparable assets (see Note 5).

27. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at November 1, 2020 and November 3, 2019 were $1,550 million and $3,150 million, respectively. During 2019, the company hedged a portion of its exposure to interest rate changes on a forecasted debt issuance using an interest rate contract with a term of 30 years. The hedge was terminated upon issuance of the debt, resulting in a fair value loss of $70 million. Fair value gains or losses on cash flow hedges were recorded in OCI and are subsequently reclassified into interest expense or other operating expenses (foreign exchange) in the same periods during which the hedged transactions impact earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at November 1, 2020 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $9 million after-tax. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at November 1, 2020 and November 3, 2019 were $7,239 million and $8,717 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded, at November 1, 2020 and November 3, 2019, in the consolidated balance sheet related to borrowings designated in fair value hedging relationships in millions of dollars follow:

		Cumulative Increase (Decrease) of
		Fair Value Hedging Adjustments
	Carrying	Included in the Carrying Amount
	Amount of	Active
	Hedged	Hedging	Discontinued
	Item	Relationships	Relationships	Total
2020
Long-term borrowings due within one year*	$155	$2	$3	$5
Long-term borrowings	7,725	543	122	665
2019
Long-term borrowings due within one year*	$412	$(1)	$(4)	$(5)
Long-term borrowings	8,532	295	(32)	263

*    Presented in short-term borrowings.

Derivatives Not Designated as Hedging Instruments

The company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings, purchases or sales of inventory, and below market retail financing programs. The total notional amounts of the interest rate swaps at November 1, 2020 and November 3, 2019 were $8,514 million and $9,166 million, the foreign exchange contracts were $4,903 million and $4,962 million, and the cross-currency interest rate contracts were $113 million and $92 million, respectively. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at November 1, 2020 and November 3, 2019 in millions of dollars follow:

	2020	2019
Other Assets
Designated as hedging instruments:
Interest rate contracts	$586	$332
Total designated	586	332
Not designated as hedging instruments:
Interest rate contracts	83	31
Foreign exchange contracts	48	20
Cross-currency interest rate contracts	8	1
Total not designated	139	52
Total derivative assets	$725	$384
Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$14	$28
Total designated	14	28
Not designated as hedging instruments:
Interest rate contracts	74	37
Foreign exchange contracts	26	71
Cross-currency interest rate contracts	1	3
Total not designated	101	111
Total derivative liabilities	$115	$139

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	2020	2019	2018
Fair Value Hedges
Interest rate contracts – Interest expense	$496	$589	$(283)

Cash Flow Hedges
Recognized in OCI
Interest rate contracts – OCI (pretax)*	(18)	(92)	17
Foreign exchange contracts – OCI (pretax)*			2

Reclassified from OCI
Interest rate contracts – Interest expense*	(21)	5	5
Foreign exchange contracts – Other expense*			1

Not Designated as Hedges
Interest rate contracts – Net sales	$(23)	$(23)	$3
Interest rate contracts – Interest expense*	(2)	(32)	(4)
Foreign exchange contracts – Cost of sales	93	(18)	(24)
Foreign exchange contracts – Other expense*	122	97	195
Total not designated	$190	$24	$170

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

Certain of the company’s derivative agreements contain credit support provisions that may require the company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at November 1, 2020 and November 3, 2019, was $89 million and $68 million, respectively. In accordance with the limits established in these agreements, the company posted no cash collateral at November 1, 2020 or November 3, 2019. In addition, the company paid $8 million of collateral either in cash or pledged securities that was outstanding at November 1, 2020 to participate in an international futures market to hedge currency exposure, not included in the table below.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and collateral at November 1, 2020 and November 3, 2019 in millions of dollars follows:

	Gross Amounts	Netting		Net
	Recognized	Arrangements	Collateral	Amount
2020
Assets	$725	$(93)	$(274)	$358
Liabilities	115	(93)		22
2019
Assets	$384	$(70)		$314
Liabilities	139	(70)		69

28. SEGMENT AND GEOGRAPHIC AREA DATA

The company’s operations are presently organized and reported in three major business segments described as follows:

The agriculture and turf segment primarily manufactures and distributes a full line of agriculture and turf equipment and related service parts, including: large, medium, and utility tractors; tractor loaders; combines, cotton pickers, cotton strippers, and sugarcane harvesters; harvesting front-end equipment; sugarcane loaders and pull-behind scrapers; tillage, seeding, and application equipment, including sprayers, nutrient management, and soil preparation machinery; hay and forage equipment, including self-propelled forage harvesters and attachments, balers and mowers; turf and utility equipment, including riding lawn equipment, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements; integrated agricultural solutions and precision technologies; and other outdoor power products.

The construction and forestry segment primarily manufactures and distributes a broad range of machines and service parts used in construction, earthmoving, roadbuilding, material handling, and timber harvesting, including: backhoe loaders; crawler dozers and loaders; four-wheel-drive loaders; excavators; motor graders; articulated dump trucks; landscape loaders; skid-steer loaders; milling machines; recyclers; slipform pavers; surface miners; asphalt pavers; compactors; tandem and static rollers; mobile crushers and screens; mobile and stationary asphalt plants; log skidders; feller bunchers; log loaders; log forwarders; log harvesters; and related logging attachments; and precision technologies.

The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets, and, as it relates to roadbuilding products, primarily through company-owned sales and service subsidiaries.

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

Information relating to operations by operating segment in millions of dollars follows for the years ended November 1, 2020, November 3, 2019, and October 28, 2018. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2020, 2019, and 2018 were as follows: agriculture and turf net sales of $24 million, $34 million, and $47 million, construction and forestry net sales of $1 million, $1 million, and none, and financial services revenues of $278 million, $348 million, and $308 million, respectively.

OPERATING SEGMENTS	2020	2019	2018
Net sales and revenues
Unaffiliated customers:
Agriculture and turf net sales	$22,325	$23,666	$23,191
Construction and forestry net sales	8,947	11,220	10,160
Total net sales	31,272	34,886	33,351
Financial services revenues	3,589	3,621	3,252
Other revenues*	679	751	755
Total	$35,540	$39,258	$37,358

*    Other revenues are primarily the equipment operations’ revenues for finance and interest income, and other income.

(continued)

OPERATING SEGMENTS	2020	2019	2018
Operating profit
Agriculture and turf	$2,969	$2,506	$2,816
Construction and forestry	590	1,215	868
Financial services*	746	694	792
Total operating profit*	4,305	4,415	4,476
Interest income	62	85	80
Interest expense	(329)	(256)	(298)
Foreign exchange gains (losses) from equipment operations’ financing activities	17	(22)	36
Pension and OPEB benefit (cost), excluding service cost component	31	67	(15)
Corporate expenses – net	(251)	(180)	(181)
Income taxes	(1,082)	(852)	(1,727)
Total	(1,552)	(1,158)	(2,105)
Net income	2,753	3,257	2,371
Less: Net income attributable to noncontrolling interests	2	4	3
Net income attributable to Deere & Company	$2,751	$3,253	$2,368

*    Operating profit of the financial services business segment includes the effect of its interest expense and foreign exchange gains or losses.

Interest income*
Agriculture and turf	$38	$22	$14
Construction and forestry	12	11	33
Financial services	2,122	2,316	1,997
Corporate	62	85	80
Intercompany	(272)	(360)	(330)
Total	$1,962	$2,074	$1,794

*    Does not include finance rental income for equipment on operating leases.

Interest expense
Agriculture and turf	$187	$245	$229
Construction and forestry	61	91	71
Financial services	942	1,234	936
Corporate	329	256	298
Intercompany	(272)	(360)	(330)
Total	$1,247	$1,466	$1,204

Depreciation* and amortization expense
Agriculture and turf	$727	$723	$723
Construction and forestry	289	292	251
Financial services	1,227	1,135	1,077
Intercompany	(125)	(131)	(124)
Total	$2,118	$2,019	$1,927

*    Includes depreciation for equipment on operating leases.

(continued)

OPERATING SEGMENTS	2020	2019	2018
Equity in income (loss) of unconsolidated affiliates
Agriculture and turf	$2	$6	$6
Construction and forestry	(52)	14	19
Financial services	2	1	2
Total	$(48)	$21	$27

Identifiable operating assets
Agriculture and turf	$9,575	$10,379	$10,161
Construction and forestry	8,802	9,387	9,855
Financial services	48,719	48,483	45,720
Corporate*	7,995	4,762	4,372
Total	$75,091	$73,011	$70,108

*    Corporate assets are primarily the equipment operations’ retirement benefits, deferred income tax assets, marketable securities, and cash and cash equivalents.

Capital additions
Agriculture and turf	$654	$859	$675
Construction and forestry	157	245	308
Financial services	4	3	2
Total	$815	$1,107	$985

Investments in unconsolidated affiliates
Agriculture and turf	$30	$28	$26
Construction and forestry	144	171	166
Financial services	19	16	15
Total	$193	$215	$207

The company views and has historically disclosed its operations as consisting of two geographic areas, the U.S. and Canada, and outside the U.S. and Canada, shown below in millions of dollars. No individual foreign country’s net sales and revenues were material for disclosure purposes.

GEOGRAPHIC AREAS	2020	2019	2018
Net sales and revenues
Unaffiliated customers:
U.S. and Canada:
Equipment operations net sales and revenues*	$18,288	$20,647	$18,847
Financial services revenues*	3,098	3,099	2,785
Total	21,386	23,746	21,632
Outside U.S. and Canada:
Equipment operations net sales and revenues	13,663	14,990	14,504
Financial services revenues	491	522	467
Total	14,154	15,512	14,971
Other revenues			755
Total	$35,540	$39,258	$37,358

*    The 2018 equipment operations’ amounts are only for net sales and approximate the proportion of each amount that relates to the U.S. only based on a three-year average. The equipment operations’ percentage for 2018 was 88%. The financial services’ U.S. only percentages was 79% for 2018. See Note 6 for additional 2020 and 2019 geographic net sales and revenues information.

(continued)

GEOGRAPHIC AREAS	2020	2019	2018
Operating profit
U.S. and Canada:
Equipment operations	$2,194	$2,335	$2,356
Financial services	581	506	604
Total	2,775	2,841	2,960
Outside U.S. and Canada:
Equipment operations	1,365	1,386	1,328
Financial services	165	188	188
Total	1,530	1,574	1,516
Total	$4,305	$4,415	$4,476

Property and equipment
U.S.	$3,150	$3,169	$3,031
Germany	1,113	1,137	1,164
Other countries	1,554	1,667	1,673
Total	$5,817	$5,973	$5,868

29. SUPPLEMENTAL INFORMATION (UNAUDITED)

The $1 par value common stock of Deere & Company is listed on the New York Stock Exchange under the symbol “DE”. At November 1, 2020, there were 19,226 holders of record of the company’s $1 par value common stock.

Quarterly information with respect to net sales and revenues and earnings is shown in the following schedule. The company uses a 52/53 week fiscal year ending on the last Sunday in the reporting period (see Note 1). Fiscal year 2020 contained 52 weeks and the fourth quarter contained 13 weeks compared to 53 weeks and 14 weeks in the respective periods in fiscal year 2019. The interim periods (quarters) end in January, April, and July. Such information is shown in millions of dollars except for per share amounts.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2020*
Net sales and revenues	$7,631	$9,253	$8,925	$9,731
Net sales	6,530	8,224	7,859	8,659
Gross profit	1,452	1,930	2,024	2,189
Income before income taxes	569	929	1,270	1,115
Net income attributable to Deere & Company	517	666	811	757
Per share data:
Basic	1.65	2.13	2.59	2.41
Diluted	1.63	2.11	2.57	2.39
Dividends declared	.76	.76	.76	.76
Dividends paid	.76	.76	.76	.76
2019*
Net sales and revenues	$7,984	$11,342	$10,036	$9,896
Net sales	6,941	10,273	8,969	8,703
Gross profit	1,509	2,518	2,099	1,968
Income before income taxes	677	1,473	1,113	825
Net income attributable to Deere & Company	498	1,135	899	721
Per share data:
Basic	1.56	3.57	2.84	2.30
Diluted	1.54	3.52	2.81	2.27
Dividends declared	.76	.76	.76	.76
Dividends paid	.69	.76	.76	.76

Net income per share for each quarter must be computed independently. As a result, their sum may not equal the total net income per share for the year.

*    See Note 5 for “Special Items.”

30. SUBSEQUENT EVENT

A quarterly dividend of $.76 per share was declared at the Board of Directors meeting on December 2, 2020, payable on February 8, 2021 to stockholders of record on December 31, 2020.

DEERE & COMPANY

SELECTED FINANCIAL DATA

(Dollars in millions except per share amounts)

	2020	2019	2018	2017	2016	2015	2014	2013	2012	2011
Net sales and revenues	$35,540	$39,258	$37,358	$29,738	$26,644	$28,863	$36,067	$37,795	$36,157	$32,013
Net sales	31,272	34,886	33,351	25,885	23,387	25,775	32,961	34,998	33,501	29,466
Finance and interest income	3,450	3,493	3,107	2,732	2,511	2,381	2,282	2,115	1,981	1,923
Research and development expenses	1,644	1,783	1,658	1,373	1,394	1,410	1,437	1,445	1,409	1,192
Selling, administrative and general expenses	3,477	3,551	3,455	3,098	2,791	2,868	3,266	3,558	3,369	3,143
Interest expense	1,247	1,466	1,204	899	764	680	664	741	783	759
Net income*	2,751	3,253	2,368	2,159	1,524	1,940	3,162	3,537	3,065	2,800
Return on net sales	8.8%	9.3%	7.1%	8.3%	6.5%	7.5%	9.6%	10.1%	9.1%	9.5%
Return on beginning Deere & Company stockholders’ equity	24.1%	28.8%	24.8%	33.1%	22.6%	21.4%	30.8%	51.7%	45.1%	44.5%
Comprehensive income*	2,819	2,081	3,222	3,221	627	994	2,072	5,416	2,171	2,502

Net income per share – basic*	$8.77	$10.28	$7.34	$6.76	$4.83	$5.81	$8.71	$9.18	$7.72	$6.71
– diluted*	8.69	10.15	7.24	6.68	4.81	5.77	8.63	9.09	7.63	6.63
Dividends declared per share	3.04	3.04	2.58	2.40	2.40	2.40	2.22	1.99	1.79	1.52
Dividends paid per share	3.04	2.97	2.49	2.40	2.40	2.40	2.13	1.94	1.74	1.41
Average number of common shares outstanding (in millions) – basic	313.5	316.5	322.6	319.5	315.2	333.6	363.0	385.3	397.1	417.4
– diluted	316.6	320.6	327.3	323.3	316.6	336.0	366.1	389.2	401.5	422.4

Total assets	$75,091	$73,011	$70,108	$65,786	$57,918	$57,883	$61,267	$59,454	$56,193	$48,146
Trade accounts and notes receivable – net	4,171	5,230	5,004	3,925	3,011	3,051	3,278	3,758	3,799	3,295
Financing receivables – net	29,750	29,195	27,054	25,104	23,702	24,809	27,422	25,633	22,159	19,924
Financing receivables securitized – net	4,703	4,383	4,022	4,159	5,127	4,835	4,602	4,153	3,618	2,905
Equipment on operating leases – net	7,298	7,567	7,165	6,594	5,902	4,970	4,016	3,152	2,528	2,150
Inventories	4,999	5,975	6,149	3,904	3,341	3,817	4,210	4,935	5,170	4,371
Property and equipment – net	5,817	5,973	5,868	5,068	5,171	5,181	5,578	5,467	5,012	4,352
Short-term borrowings:
Equipment operations	292	987	1,434	375	249	464	434	1,080	425	529
Financial services	8,290	9,797	9,628	9,660	6,662	7,961	7,584	7,707	5,966	6,307
Total	8,582	10,784	11,062	10,035	6,911	8,425	8,018	8,787	6,391	6,836
Short-term securitization borrowings:
Equipment operations	26	44	75
Financial services	4,656	4,277	3,882	4,119	4,998	4,585	4,553	4,103	3,569	2,773
Total	4,682	4,321	3,957	4,119	4,998	4,585	4,553	4,103	3,569	2,773
Long-term borrowings:
Equipment operations	10,124	5,415	4,714	5,491	4,565	4,439	4,619	4,845	5,418	3,155
Financial services	22,610	24,814	22,523	20,400	19,138	19,336	19,699	16,673	16,970	13,764
Total	32,734	30,229	27,237	25,891	23,703	23,775	24,318	21,518	22,388	16,919
Total Deere & Company stockholders’ equity	12,937	11,413	11,288	9,557	6,520	6,743	9,063	10,266	6,842	6,800

Book value per share*	$41.25	$36.45	$35.45	$29.70	$20.71	$21.29	$26.23	$27.46	$17.64	$16.75
Capital expenditures	$762	$1,084	$969	$586	$668	$655	$1,004	$1,132	$1,360	$1,050
Number of employees (at year end)	69,634	73,489	74,413	60,476	56,767	57,180	59,623	67,044	66,859	61,278

*     Attributable to Deere & Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Deere & Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the "Company") as of November 1, 2020 and November 3, 2019, the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholders' equity, and consolidated cash flows for each of the three years in the period ended November 1, 2020, and the related notes (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 1, 2020, and November 3, 2019, and the results of its operations and its cash flows for each of the three years in the period ended November 1, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 17, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Sales Incentives — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The sales incentive accrual at November 1, 2020 was $1,718 million, of which $1,109 million is recorded within trade accounts and notes receivable – net and $609 million is recorded within accounts payable and accrued expenses. At the time a sale to a dealer is recognized, the Company records an estimate of the future sales incentive costs as a reduction to the sales price. These incentives may be based on a dealer’s purchase volume, or on retail sales incentive programs for allowances and financing programs that will be due when the dealer sells the equipment to a retail customer. The estimated cost of these programs is based on historical data, announced and expected incentive programs, field inventory levels and forecasted sales volumes. The final cost of these programs is determined at the end of the measurement period for volume-based incentives or when the dealer sells the equipment to the retail customer. This is due to numerous programs available at any particular time and new programs that may be announced after the Company records the equipment sale. Changes in the mix and types of programs affect these estimates, which are reviewed quarterly. The estimation of the sales incentive accrual is impacted by many assumptions. One of the key assumptions is the predictive value of the historical percentage of sales incentive costs to retail sales from dealers.

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

Allowance for Credit Losses – Refer to Notes 2 and 13 to the financial statements

Critical Audit Matter Description

The allowance for credit losses as of November 1, 2020 was $223 million. The allowance for credit losses represents an estimate of the losses inherent in the Company’s receivable portfolio. The level of the allowance is based on many quantitative and qualitative factors, including historical net loss experience by product category, portfolio duration, delinquency trends, economic conditions in the Company’s major markets and geographies, commodity price trends, and credit risk quality. The Company has an established process to calculate a range of possible outcomes and determine the adequacy of the allowance. Historical receivable write-offs and recoveries are considered as part of the loss experience by product category. The adequacy of the allowance is assessed quarterly.

The allowance for credit losses specific to the revolving charge accounts portfolio of $3,902 million as of November 1, 2020 was $43 million. The assumptions used in evaluating the Company’s exposure to revolving credit losses involve estimates and require significant judgments, as no single statistic, measurement or assumption determines the adequacy of the allowance for credit losses for the revolving charge accounts portfolio. Additionally, the revolving charge accounts portfolio is more susceptible to losses as the loans within this portfolio are unsecured. Losses in this portfolio are expected to follow poor economic conditions prior to losses in the other portfolios. Losses in the revolving charge accounts portfolio could grow to material levels before the full extent of losses is observable in the historical loss data. Therefore, historical loss experience is not the sole predicting factor of anticipated losses. Consequently, qualitative factors (which consider overall economic conditions, the agricultural market, commodity price trends, and delinquency trends) are considered when adjusting historical loss experience for the purpose of determining the level of the allowance for credit losses for the revolving charge accounts portfolio.

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

December 17, 2020

We have served as the Company’s auditor since 1910.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Deere & Company:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Deere & Company and subsidiaries (the “Company”) as of November 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 1, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 1, 2020, of the Company and our report dated December 17, 2020, expressed an unqualified opinion on those financial statements.

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

December 17, 2020

Index to Exhibits

2.1	Share and Asset Sale and Purchase Agreement, dated May 31, 2017, between Deere & Company and Wirtgen Group Holding GmbH (Exhibit 2.1 to Form 8-K of registrant dated June 1, 2017*)

2.2

Accession Agreement to the Share and Asset Sale and Purchase Agreement, dated November 24, 2017, between Wirtgen Group Holding GmbH as Seller, Deere & Company as Purchaser, and Purchaser’s Nominees: John Deere GmbH & Co. KG, John Deere Construction & Forestry Company, John Deere Asia (Singapore) Private Limited, John Deere Holding S.à r.L., John Deere India Private Limited, John Deere-Lanz Verwaltungs-GmbH, John Deere Proprietary Limited, WMT GmbH, and John Deere Technologies S.C.S. (Exhibit 2.2 to Form 10-K of registrant for the year ended October 29, 2017, Securities and Exchange Commission File Number 1-4121*)

2.3

First Amendment to the Share and Asset Sale and Purchase Agreement, dated November 24, 2017, between Deere & Company and Wirtgen Group Holding GmbH** (Exhibit 2.3 to Form 10-K of registrant for the year ended October 29, 2017, Securities and Exchange Commission File Number 1-4121*)

2.4

Second Amendment to the Share and Asset Sale and Purchase Agreement, dated December 1, 2017, between Wirtgen Group Holding GmbH as Seller, Deere & Company as Purchaser, and Purchaser’s Nominees: John Deere GmbH & Co. KG, John Deere Construction & Forestry Company, John Deere Asia (Singapore) Private Limited, John Deere Holding S.à r.L., John Deere India Private Limited, John Deere-Lanz Verwaltungs-GmbH, John Deere Proprietary Limited, WMT GmbH, and John Deere Technologies S.C.S.** (Exhibit 2.4 to Form 10-K of registrant for the year ended October 29, 2017, Securities and Exchange Commission File Number 1-4121*)

3.1	Certificate of Incorporation (Exhibit 3.1 to Form 10-Q of registrant for the quarter ended July 28, 2019, Securities and Exchange Commission File Number 1-4121*)

3.2

Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

3.3	Bylaws, as amended (Exhibit 3.1 to Form 8-K of registrant filed on December 3, 2020, Securities and Exchange Commission File Number 1-4121*)

4.1	Form of common stock certificate (Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

4.2

Indenture dated as of September 25, 2008 between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to the registration statement on Form S-3ASR no. 333-153704, filed September 26, 2008, Securities and Exchange Commission File Number 1-4121*)

4.3

Indenture dated as of June 15, 2020 among John Deere Funding, as issuer, the registrant, as guarantor, and The Bank of New York Mellon, as Trustee (Exhibit 4.2 to the registration statement on Form S-3ASR no. 333-239165, filed June 15, 2020, Securities and Exchange Commission File Number 1-4121*)

4.4

Indenture dated as of June 15, 2020 among Deere Funding Canada Corporation, as issuer, the registrant, as guarantor, and The Bank of New York Mellon, as Trustee (Exhibit 4.3 to the registration statement on Form S-3ASR no. 333-239165, filed June 15, 2020, Securities and Exchange Commission File Number 1-4121*)

4.5

Terms and Conditions of the Euro Medium Term Notes, published on March 4, 2020, applicable to the U.S. $6,000,000,000 Euro Medium Term Note Programme of registrant, John Deere Capital Corporation, John Deere Bank S.A., and John Deere Cash Management

4.6	Description of Deere & Company’s Common Stock (Exhibit 4.4 to Form 10-K of registrant for the year ended November 3, 2019, Securities and Exchange Commission File number 1-4121*)

4.7	Description of Deere & Company’s 8½% Debentures Due 2022 (Exhibit 4.5 to Form 10-K of registrant for the year ended November 3, 2019, Securities and Exchange Commission File Number 1-4121*)

4.8	Description of Deere & Company’s 6.55% Debentures Due 2028 (Exhibit 4.6 to Form 10-K of registrant for the year ended November 3, 2019, Securities and Exchange Commission File Number 1-4121*)

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

10.19

Deere & Company Nonemployee Director Deferred Compensation Plan, as amended October 2016 (Exhibit 10.19 to Form 10-K of registrant for the year ended October 29, 2017, Securities and Exchange Commission File Number 1-4121*)

10.20

Amended and Restated Change in Control Severance Program, effective May 29, 2018 (Exhibit 10.20 to Form 10-K of registrant for the year ended November 3, 2019, Securities and Exchange Commission File number 1-4121*)

10.21	Executive Incentive Award Recoupment Policy (Exhibit 10.9 to Form 10-Q of registrant for the quarter ended January 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.22	John Deere 2020 Equity and Incentive Plan (Appendix C to Proxy Statement of registrant filed January 10, 2020, Securities and Exchange Commission File Number 1-4121*)

10.23

Asset Purchase Agreement dated October 29, 2001 between registrant and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.24

Second Amendment, dated as of February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between registrant and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended February 2, 2020, Securities and Exchange Commission File Number 1-4121*)

10.25

Asset Purchase Agreement dated October 29, 2001 between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.26

Second Amendment, dated as of February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between John Deere Construction & Forestry Company and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) (Exhibit 10.2 to Form 10-Q of registrant for the quarter ended February 2, 2020, Securities and Exchange Commission File Number 1-4121*)

10.27

Factoring Agreement dated September 20, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Vertrieb, a branch of Deere & Company, concerning the sale of trade receivables (Exhibit 10.21 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

10.28

Receivables Purchase Agreement dated August 23, 2002 between John Deere Bank S.A. (as successor in interest to John Deere Finance S.A.) and John Deere Limited (Scotland) concerning the sale of trade receivables (Exhibit 10.22 to Form 10-K of registrant for the year ended October 31, 2002, Securities and Exchange Commission File Number 1-4121*)

10.29

Joint Venture Agreement dated May 16, 1988 between registrant and Hitachi Construction Machinery Co., Ltd (Exhibit 10.26 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.30

Marketing Profit Sharing Agreement dated January 1, 2002 between John Deere Construction and Forestry Equipment Company (also known as John Deere Construction & Forestry Company) and Hitachi Construction Machinery Holding U.S.A. Corporation (Exhibit 10.27 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.31

Integrated Marketing Agreement dated October 16, 2001 between registrant and Hitachi Construction Machinery Co. Ltd. (Exhibit 10.28 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.32

2024 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 30, 2020 (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended May 3, 2020, Securities and Exchange Commission File Number 1-4121*)

10.33

2025 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 30, 2020 (Exhibit 10.2 to Form 10-Q of registrant for the quarter ended May 3, 2020, Securities and Exchange Commission File Number 1-4121*)

10.34

364-Day Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 30, 2020 (Exhibit 10.3 to Form 10-Q of registrant for the quarter ended May 3, 2020, Securities and Exchange Commission File Number 1-4121*)

21.	Subsidiaries

22.	List of Guarantors and Subsidiary Issuers of Guaranteed Securities

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 17, 2020

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

Signature	Title		Date

/s/ Ryan D. Campbell	Senior Vice President and	)	December 17, 2020
Ryan D. Campbell	Chief Financial Officer	)
	(Principal Financial Officer and Principal	)
Accounting Officer))
)
)
/s/ Tamra A. Erwin	Director	)
Tamra A. Erwin		)
)
)
/s/ Alan C. Heuberger	Director	)
Alan C. Heuberger		)
)
)
/s/ Charles O. Holliday, Jr.	Director	)
Charles O. Holliday, Jr.		)
)
)
/s/ Dipak C. Jain	Director	)
Dipak C. Jain		)
)
)
/s/ Michael O. Johanns	Director	)
Michael O. Johanns		)
)
)
/s/ Clayton M. Jones	Director	)
Clayton M. Jones		)
)
)
/s/ John C. May	Chairman and Chief Executive Officer	)
John C. May	(Principal Executive Officer))
)

/s/ Gregory R. Page	Director	)
Gregory R. Page		)
)
)
/s/ Sherry M. Smith	Director	)
Sherry M. Smith		)
)
)
/s/ Dmitri L. Stockton	Director	)
Dmitri L. Stockton		)
)
)
/s/ Sheila G. Talton	Director	)
Sheila G. Talton		)