Form 10-Q
period 2021-01-31
DEERE & CO
filed 2021-02-25
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2021

or

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

Yes ☐ No ☒

At January 31, 2021, 313,438,923 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended January 31, 2021 and February 2, 2020
(In millions of dollars and shares except per share amounts) Unaudited
	2021	2020
Net Sales and Revenues
Net sales	$8,051	$6,530
Finance and interest income	834	896
Other income	227	205
Total	9,112	7,631

Costs and Expenses
Cost of sales	5,805	5,077
Research and development expenses	366	425
Selling, administrative and general expenses	769	809
Interest expense	271	336
Other operating expenses	373	415
Total	7,584	7,062

Income of Consolidated Group before Income Taxes	1,528	569
Provision for income taxes	308	50

Income of Consolidated Group	1,220	519
Equity in income (loss) of unconsolidated affiliates	4	(1)

Net Income	1,224	518
Less: Net income attributable to noncontrolling interests		1
Net Income Attributable to Deere & Company	$1,224	$517

Per Share Data
Basic	$3.90	$1.65
Diluted	$3.87	$1.63

Average Shares Outstanding
Basic	313.5	313.5
Diluted	316.1	317.2

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended January 31, 2021 and February 2, 2020
(In millions of dollars) Unaudited
	2021	2020

Net Income	$1,224	$518

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	63	230
Cumulative translation adjustment	396	43
Unrealized gain on derivatives	4
Unrealized gain (loss) on debt securities	(2)	5
Other Comprehensive Income (Loss), Net of Income Taxes	461	278

Comprehensive Income of Consolidated Group	1,685	796
Less: Comprehensive income attributable to noncontrolling interests		1
Comprehensive Income Attributable to Deere & Company	$1,685	$795

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	January 31	November 1	February 2
	2021	2020	2020
Assets
Cash and cash equivalents	$6,962	$7,066	$3,602
Marketable securities	667	641	609
Receivables from unconsolidated affiliates	28	31	38
Trade accounts and notes receivable – net	5,037	4,171	5,360
Financing receivables – net	29,438	29,750	27,294
Financing receivables securitized – net	3,931	4,703	4,478
Other receivables	1,141	1,220	1,367
Equipment on operating leases – net	7,030	7,298	7,504
Inventories	5,956	4,999	6,482
Property and equipment – net	5,741	5,817	5,900
Investments in unconsolidated affiliates	178	193	217
Goodwill	3,194	3,081	2,945
Other intangible assets – net	1,342	1,327	1,349
Retirement benefits	906	863	900
Deferred income taxes	1,556	1,499	1,414
Other assets	2,373	2,432	2,362
Total Assets	$75,480	$75,091	$71,821

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$9,224	$8,582	$10,008
Short-term securitization borrowings	3,969	4,682	4,416
Payables to unconsolidated affiliates	119	105	147
Accounts payable and accrued expenses	9,404	10,112	8,630
Deferred income taxes	532	519	491
Long-term borrowings	32,772	32,734	30,475
Retirement benefits and other liabilities	5,374	5,413	5,710
Total liabilities	61,394	62,147	59,877

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest			14

Stockholders’ Equity
Common stock, $1 par value (issued shares at January 31, 2021 – 536,431,204)	4,942	4,895	4,675
Common stock in treasury	(18,377)	(18,065)	(17,549)
Retained earnings	32,596	31,646	30,129
Accumulated other comprehensive income (loss)	(5,078)	(5,539)	(5,329)
Total Deere & Company stockholders’ equity	14,083	12,937	11,926
Noncontrolling interests	3	7	4
Total stockholders’ equity	14,086	12,944	11,930
Total Liabilities and Stockholders’ Equity	$75,480	$75,091	$71,821

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 31, 2021 and February 2, 2020
(In millions of dollars) Unaudited
	2021	2020
Cash Flows from Operating Activities
Net income	$1,224	$518
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	(5)	15
Provision for depreciation and amortization	538	538
Impairment charges	50
Share-based compensation expense	15	19
Undistributed earnings of unconsolidated affiliates	18
Credit for deferred income taxes	(38)	(29)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(97)	70
Inventories	(926)	(642)
Accounts payable and accrued expenses	(705)	(1,134)
Accrued income taxes payable/receivable	130	(53)
Retirement benefits	(14)	36
Other	(47)	154
Net cash provided by (used for) operating activities	143	(508)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	5,999	5,664
Proceeds from maturities and sales of marketable securities	20	18
Proceeds from sales of equipment on operating leases	460	426
Cost of receivables acquired (excluding receivables related to sales)	(5,300)	(4,303)
Acquisitions of businesses, net of cash acquired	(19)
Purchases of marketable securities	(39)	(34)
Purchases of property and equipment	(154)	(271)
Cost of equipment on operating leases acquired	(294)	(517)
Collateral on derivatives - net	(88)	26
Other	(6)	17
Net cash provided by investing activities	579	1,026

Cash Flows from Financing Activities
Decrease in total short-term borrowings	(695)	(473)
Proceeds from long-term borrowings	1,757	1,702
Payments of long-term borrowings	(1,441)	(1,651)
Proceeds from issuance of common stock	71	53
Repurchases of common stock	(352)	(114)
Dividends paid	(242)	(242)
Other	(31)	(38)
Net cash used for financing activities	(933)	(763)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	103	(1)

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(108)	(246)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,172	3,956
Cash, Cash Equivalents, and Restricted Cash at End of Period	$7,064	$3,710

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three Months Ended January 31, 2021 and February 2, 2020
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Balance November 3, 2019	$11,417	$4,642	$(17,474)	$29,852	$(5,607)	$4	$14
Net income	517			517			1
Other comprehensive income	278				278
Repurchases of common stock	(114)		(114)
Treasury shares reissued	39		39
Dividends declared	(239)			(239)			(1)
Stock options and other	32	33		(1)
Balance February 2, 2020	$11,930	$4,675	$(17,549)	$30,129	$(5,329)	$4	$14

Balance November 1, 2020	$12,944	$4,895	$(18,065)	$31,646	$(5,539)	$7
ASU No. 2016-13 adoption*	(35)			(35)
Net income	1,224			1,224
Other comprehensive income	461				461
Repurchases of common stock	(352)		(352)
Treasury shares reissued	40		40
Dividends declared	(239)			(239)
Stock options and other	43	47				(4)
Balance January 31, 2021	$14,086	$4,942	$(18,377)	$32,596	$(5,078)	$3
* See Note 3

See Condensed Notes to Interim Consolidated Financial Statements.

Condensed Notes to Interim Consolidated Financial Statements (Unaudited)

(1)  Organization and Consolidation

The information in the notes and related commentary are presented in a format which includes data grouped as follows:

Equipment Operations – Represents the enterprise without financial services, while including the Company’s production and precision agriculture operations, small agriculture and turf operations, construction and forestry operations, and other corporate assets, liabilities, revenues, and expenses not reflected within financial services.

Financial Services – Includes primarily the Company’s financing operations.

Consolidated – Represents the consolidation of the equipment operations and financial services. References to “Deere & Company” or “the Company” refer to the entire enterprise.

Beginning in fiscal year 2021, the Company implemented a new strategy, operating model, and reporting structure. With this change, the Company’s agriculture and turf operations were divided into two new segments: production and precision agriculture and small agriculture and turf. There were no changes to the construction and forestry and financial services segments. In addition, at the beginning of fiscal year 2021 the Company also reclassified goodwill from identifiable operating assets to corporate assets for segment reporting, as goodwill is no longer considered in evaluating the operating performance of the segments. Additional information on the new segments and the segment financial results are presented in Note 10. Prior period segment information was recast for a consistent presentation. References to agriculture and turf include both production and precision agriculture and small agriculture and turf.

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal year 2021 and 2020 were January 31, 2021 and February 2, 2020, respectively. Both periods contained 13 weeks.

Prior to November 2, 2020, the operating results of the Wirtgen Group (Wirtgen) were incorporated into the Company’s consolidated financial statements using a one-month lag period. In the first quarter of 2021, the reporting lag was eliminated resulting in four months of Wirtgen’s activity in the quarter. The effect was an increase to “Net sales” of $270 million, which the Company considers immaterial to construction and forestry’s annual net sales. Prior period results were not restated.

Variable Interest Entities

The Company consolidates certain variable interest entities (VIEs) related to retail note securitizations (see Note 12).

The Company also has an interest in a joint venture that manufactures construction equipment in Brazil for local and overseas markets. The joint venture is a VIE; however, the Company is not the primary beneficiary. Therefore, the entity’s financial results are not fully consolidated in the Company’s consolidated financial statements, but are included on the equity basis. The maximum exposure to loss was $7 million, $5 million, and $19 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively.

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

The Company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The Company transferred inventory to equipment on operating leases of approximately $84 million and $112 million in the first three months of 2021 and 2020, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $39 million and $48 million at January 31, 2021 and February 2, 2020, respectively.

The Company’s restricted cash held at January 31, 2021, November 1, 2020, February 2, 2020, and November 3, 2019 was as follows in millions of dollars:

	January 31	November 1	February 2	November 3
	2021	2020	2020	2019
Equipment operations	$11	$11	$21	$21
Financial services	91	95	87	78
Total	$102	$106	$108	$99

The equipment operations’ restricted cash relates to miscellaneous operational activities. The financial services restricted cash primarily relates to securitization of financing receivables (see Note 12). The restricted cash is recorded in “Other assets” in the consolidated balance sheet.

(3)  New Accounting Standards

New Accounting Standards Adopted

In the first quarter of 2021, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which establishes Accounting Standards Codification (ASC) 326, Financial Instruments - Credit Losses. This ASU was adopted using a modified-retrospective approach. The ASU, along with related amendments, revised the measurement of credit losses for financial assets measured at amortized cost from an incurred loss to an expected loss methodology. The ASU affects receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash.

The Company holds deposits from dealers (dealer deposits), which are recorded in “Accounts payable and accrued liabilities” to absorb certain credit losses. Prior to adopting this ASU, the allowance for credit losses was estimated on probable credit losses incurred after consideration of recoveries from dealer deposits. The ASU considers dealer deposits and certain credit insurance contracts as freestanding credit enhancements. As a result, after adoption, credit losses recovered from dealer deposits and certain credit insurance contracts are presented in “Other income” and no longer as part of the allowance for credit losses or the provision for credit losses. The ASU also modified the treatment of the estimated write-off of delinquent receivables by no longer including the estimated benefit of charges to the dealer deposits in the write-off amount. This change increases the estimated write-offs on delinquent financing receivables with the benefit of credit losses recovered from dealer deposits presented in “Other income.” This benefit, in both situations, is recorded when the dealer deposits are charged and no longer based on estimated recoveries.

The effects of adopting the ASU on the consolidated balance sheet follows in millions of dollars:

	November 1	Cumulative Effect	November 2
	2020	from Adoption	2020
Assets
Trade accounts and note receivable - net	$4,171	$2	$4,173
Financing receivables - net	29,750	(27)	29,723
Financing receivables securitized - net	4,703	(4)	4,699
Deferred income taxes	1,499	1	1,500

Liabilities
Accounts payable and accrued expenses	$10,112	$14	$10,126
Deferred income taxes	519	(7)	512

Stockholders’ equity
Retained earnings	$31,646	$(35)	$31,611

Note 11 contains additional disclosures as well as the Company’s updated allowance for credit losses accounting policy.

The Company also adopted the following standards in 2021, none of which had a material effect on the Company’s consolidated financial statements:

No. 2018-15	Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software
No. 2019-04	Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
No. 2021-01	Reference Rate Reform (Topic 848): Scope

New Accounting Standards to be Adopted

The Company will adopt the following standards in future periods, none of which are expected to have a material effect on the Company’s consolidated financial statements:

No. 2019-12	Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes
No. 2020-08	Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs

(4)  Revenue Recognition

The Company’s revenue by primary geographical market, major product line, and timing of revenue recognition in millions of dollars follow:

	Three Months Ended January 31, 2021
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographical markets:
United States	$1,608	$1,424	$1,202	$598	$4,832
Canada	112	79	188	154	533
Western Europe	449	486	439	24	1,398
Central Europe and CIS	161	84	178	9	432
Latin America	513	77	170	59	819
Asia, Africa, Australia, New Zealand, and Middle East	304	401	353	40	1,098
Total	$3,147	$2,551	$2,530	$884	$9,112

Major product lines:
Production Agriculture	$3,011				$3,011
Small Agriculture		$1,812			1,812
Turf		651			651
Construction			$887		887
Compact Construction			346		346
Roadbuilding			910		910
Forestry			290		290
Financial Products	16	10	7	$884	917
Other	120	78	90		288
Total	$3,147	$2,551	$2,530	$884	$9,112

Timing of revenue recognition:
Revenue recognized at a point in time	$3,105	$2,535	$2,500	$24	$8,164
Revenue recognized over time	42	16	30	860	948
Total	$3,147	$2,551	$2,530	$884	$9,112

	Three Months Ended February 2, 2020
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographical markets:
United States	$1,433	$1,067	$1,020	$643	$4,163
Canada	75	63	172	156	466
Western Europe	365	413	339	22	1,139
Central Europe and CIS	131	89	159	10	389
Latin America	383	72	159	66	680
Asia, Africa, Australia, New Zealand, and Middle East	189	315	256	34	794
Total	$2,576	$2,019	$2,105	$931	$7,631

Major product lines:
Production Agriculture	$2,425				$2,425
Small Agriculture		$1,479			1,479
Turf		468			468
Construction			$841		841
Compact Construction			288		288
Roadbuilding			605		605
Forestry			274		274
Financial Products	18	9	7	$931	965
Other	133	63	90		286
Total	$2,576	$2,019	$2,105	$931	$7,631

Timing of revenue recognition:
Revenue recognized at a point in time	$2,536	$2,004	$2,079	$26	$6,645
Revenue recognized over time	40	15	26	905	986
Total	$2,576	$2,019	$2,105	$931	$7,631

The Company’s major product lines are described as follows:

Production Agriculture – Includes net sales of large and certain mid-size tractors and associated attachments, combines, cotton pickers, cotton strippers, and sugarcane harvesters, sugarcane loaders and pull behind scrapers, tillage, seeding, and application equipment, including sprayers, nutrient management and soil preparation machinery, and related attachments and service parts.

Small Agriculture – Includes net sales of mid-size and utility tractors, self-propelled forage harvesters, hay and forage equipment, balers, mowers, and related attachments and service parts.

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

The Company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These items are primarily for premiums for extended warranties, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses” in the consolidated balance sheet. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 16, was $1,169 million, $1,090 million, and $1,070 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively. The contract liability is reduced as the revenue is recognized. During the three months ended January 31, 2021 and February 2, 2020, $223 million and $181 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year.

The Company entered into contracts with customers to deliver equipment and services that have not been recognized at January 31, 2021 because the equipment or services have not been provided. These contracts primarily relate to extended warranty and certain precision guidance and telematic services. The amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $925 million at January 31, 2021. The estimated revenue to be recognized by fiscal year in millions of dollars follows: remainder of 2021 - $274, 2022 - $291, 2023 - $195, 2024 - $104, 2025 - $43, 2026 - $15 and later years - $3. The Company discloses unsatisfied performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are generally for sales to dealers and end customers for equipment, service parts, repair services, and certain telematics services.

During 2020, the Company provided short-term payment relief on trade accounts and notes receivables to independent dealers and certain other customers that were negatively affected by the economic effects of COVID. The relief was provided both in regional programs and case-by-case situations with creditworthy customers. This relief generally included payment deferrals not exceeding three months, extending interest-free periods for up to an additional three months with the total interest-free period not to exceed one year, or reducing interest rates for a maximum of three months. The trade receivable balance granted relief and remaining outstanding at January 31, 2021 was not material.

(5)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) in millions of dollars follow:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Debt Securities	Income (Loss)
Balance November 3, 2019	$(3,915)	$(1,651)	$(60)	$19	$(5,607)
Other comprehensive income (loss) items before reclassification	186	43	(1)	5	233
Amounts reclassified from accumulated other comprehensive income	44		1		45
Net current period other comprehensive income (loss)	230	43		5	278
Balance February 2, 2020	$(3,685)	$(1,608)	$(60)	$24	$(5,329)

Balance November 1, 2020	$(3,918)	$(1,596)	$(58)	$33	$(5,539)
Other comprehensive income (loss) items before reclassification	(1)	396		(2)	393
Amounts reclassified from accumulated other comprehensive income	64		4		68
Net current period other comprehensive income (loss)	63	396	4	(2)	461
Balance January 31, 2021	$(3,855)	$(1,200)	$(54)	$31	$(5,078)

Amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars follow:

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 31, 2021	Amount	Credit	Amount
Cumulative translation adjustment	$394	$2	$396
Unrealized gain (loss) on derivatives:
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	5	(1)	4
Net unrealized gain (loss) on derivatives	5	(1)	4
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(3)	1	(2)
Net unrealized gain (loss) on debt securities	(3)	1	(2)
Retirement benefits adjustment:
Net actuarial gain (loss)	(1)		(1)
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	70	(17)	53
Prior service (credit) cost	2	(1)	1
Settlements	13	(3)	10
Net unrealized gain (loss) on retirement benefits adjustment	84	(21)	63
Total other comprehensive income (loss)	$480	$(19)	$461

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended February 2, 2020	Amount	Credit	Amount
Cumulative translation adjustment	$43		$43
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(2)	$1	(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2	(1)	1
Net unrealized gain (loss) on derivatives
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	6	(1)	5
Net unrealized gain (loss) on debt securities	6	(1)	5
Retirement benefits adjustment:
Net actuarial gain (loss)	246	(60)	186
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	69	(28)	41
Prior service (credit) cost	2	(1)	1
Settlements	3	(1)	2
Net unrealized gain (loss) on retirement benefits adjustment	320	(90)	230
Total other comprehensive income (loss)	$369	$(91)	$278

* These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

In the first quarter of 2021 and 2020, the noncontrolling interests’ comprehensive income was none and $1 million, respectively, which consisted of net income.

(6)  Dividends Declared and Paid

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended
	January 31	February 2
	2021	2020
Dividends declared	$.76	$.76
Dividends paid	$.76	$.76

(7)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended
	January 31	February 2
	2021	2020
Net income attributable to Deere & Company	$1,224	$517
Average shares outstanding	313.5	313.5
Basic per share	$3.90	$1.65

Average shares outstanding	313.5	313.5
Effect of dilutive share-based compensation	2.6	3.7
Total potential shares outstanding	316.1	317.2
Diluted per share	$3.87	$1.63

During the first quarter of 2021 and 2020, .1 million shares and .2 million shares, respectively, were excluded from the computation because the incremental shares would have been antidilutive.

(8)  Pension and Other Postretirement Benefits

The Company has several defined benefit pension plans and postretirement benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended
	January 31	February 2
	2021	2020
Service cost	$85	$84
Interest cost	69	87
Expected return on plan assets	(200)	(205)
Amortization of actuarial loss	63	62
Amortization of prior service cost	3	3
Settlements	13	3
Net cost	$33	$34

The worldwide components of net periodic OPEB cost consisted of the following in millions of dollars:

	Three Months Ended
	January 31	February 2
	2021	2020
Service cost	$12	$12
Interest cost	26	37
Expected return on plan assets	(19)	(12)
Amortization of actuarial loss	7	7
Amortization of prior service credit	(1)	(1)
Curtailments		21
Net cost	$25	$64

The components of net periodic pension and OPEB costs excluding the service cost component are included in the line item “Other operating expenses” in the statement of consolidated income.

In the first quarter of 2020, the Company remeasured the U.S. salary OPEB health care plans due to the U.S. voluntary employee-separation program (see Note 20), which resulted in a $21 million curtailment loss.

During the first three months of 2021, the Company contributed approximately $42 million to its pension plans and $57 million to its OPEB plans. The Company presently anticipates contributing an additional $58 million to its pension plans and $789 million to its OPEB plans during the remainder of fiscal year 2021. The anticipated OPEB contributions include a voluntary $700 million in the fourth quarter to a U.S. plan, which will increase plan assets. These pension and remaining OPEB contributions primarily include direct benefit payments from Company funds.

(9)  Income Taxes

In January 2020, the Company changed the corporate structure of two foreign holding subsidiaries to be indirect branches of Deere & Company. The change in tax status generated a capital loss that will be carried back in the Company’s U.S. income tax return, which resulted in a $43 million benefit in the first quarter of 2020. In addition, the Company recognized a discrete benefit for the excess tax benefits related to vesting or exercise of share-based compensation awards of $39 million and $24 million in the first quarters of 2021 and 2020, respectively.

The Company’s unrecognized tax benefits at January 31, 2021 were $710 million, compared to $668 million at November 1, 2020. The liability at January 31, 2021, November 1, 2020, and February 2, 2020 consisted of approximately $148 million, $134 million, and $105 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The changes in the unrecognized tax benefits for the first three months of 2021 were not significant. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be material.

(10)  Segment Reporting

Beginning in fiscal year 2021, the Company implemented a new strategy, operating model, and reporting structure. With this change, the Company’s agriculture and turf operations were divided into two new segments, which are described as follows:

The production and precision agriculture segment is responsible for defining, developing, and delivering global equipment and technology solutions to unlock customer value for production-scale growers of large grains, small grains, cotton, and sugar. Main products include large and certain mid-size tractors, combines, cotton pickers, sugarcane harvesters and loaders, and soil preparation, seeding, application and crop care equipment.

The small agriculture and turf segment is responsible for defining, developing, and delivering market-driven products to support mid-size and small growers and producers globally as well as turf customers. The operations are principally organized to support production systems for dairy and livestock, high-value crops, and turf and utility operators. Primary products include certain mid-size and small tractors, as well as hay and forage equipment, riding and commercial lawn equipment, golf course equipment, and utility vehicles.

There were no reporting changes for the construction and forestry and financial services segments. As a result, the Company has four reportable segments.

Worldwide net sales and revenues, operating profit, and identifiable assets by segment in millions of dollars follow:

	Three Months Ended
	January 31	February 2%
	2021	2020	Change
Net sales and revenues:
Production & precision ag	$3,069	$2,507	+22
Small ag & turf	2,515	1,979	+27
Construction & forestry	2,467	2,044	+21
Total net sales	8,051	6,530	+23
Financial services	884	931	-5
Other revenues	177	170	+4
Total net sales and revenues	$9,112	$7,631	+19
Operating profit: *
Production & precision ag	$643	$218	+195
Small ag & turf	469	155	+203
Construction & forestry	268	93	+188
Financial services	258	179	+44
Total operating profit	1,638	645	+154
Reconciling items **	(106)	(78)	+36
Income taxes	(308)	(50)	+516
Net income attributable to Deere & Company	$1,224	$517	+137

Intersegment sales and revenues:
Production & precision ag net sales	$6	$6
Small ag & turf net sales	3	1	+200
Construction & forestry net sales
Financial services	50	67	-25

Equipment operations outside the U.S. and Canada:
Net sales	$3,522	$2,780	+27
Operating profit	563	225	+150

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

At the beginning of fiscal year 2021, the Company reclassified goodwill from identifiable operating segment assets to corporate assets for segment reporting, as goodwill is no longer considered in evaluating the operating performance of the segments. Prior period amounts have been restated for a consistent presentation.

	January 31	November 1	February 2
	2021	2020	2020
Identifiable assets:
Production & precision ag	$6,330	$5,708	$6,407
Small ag & turf	3,510	3,266	3,838
Construction & forestry	6,341	6,322	7,002
Financial services	48,378	48,719	47,279
Corporate	10,921	11,076	7,295
Total assets	$75,480	$75,091	$71,821

(11)  Financing Receivables

The Company monitors the credit quality of financing receivables based on delinquency status. Past due balances of financing receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing financing receivables represent loans for which the Company has ceased accruing finance income. The Company ceases accruing finance income, and accrued finance income previously recognized is reversed when these receivables are generally 90 days delinquent. Generally, when receivables are 120 days delinquent the estimated uncollectible amount from the customer is written off to the allowance for credit losses. Finance income for non-performing receivables is recognized on a cash basis. Accrual of finance income is generally resumed when the receivable becomes contractually current and collections are reasonably assured.

Due to the economic effects of COVID, the Company provided short-term relief to dealers and retail customers during 2020, and to a much lesser extent in 2021. The relief was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. Financing receivables granted relief represented approximately 4 percent of the financing receivables balance at January 31, 2021. The majority of financing receivables granted short-term relief during 2020 are beyond the deferral period and have either resumed making payments or are reported as delinquent based on the modified payment schedule.

While the Company implemented a new strategy in fiscal year 2021 resulting in new operating segments, assets managed by financial services, including most financing receivables and equipment on operating leases, continue to be evaluated by market (agriculture and turf or construction and forestry).

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, customer receivables), in millions of dollars at January 31, 2021 was as follows:

	Year of Origination
	2021	2020	2019	2018	2017	Prior	Revolving Charge Accounts	Total
Customer receivables:
Agriculture and turf
Current	$2,531	$9,427	$5,129	$2,817	$1,400	$686	$2,564	$24,554
30-59 days past due	4	65	49	30	13	7	27	195
60-89 days past due		20	17	11	5	3	5	61
90+ days past due			1					1
Non-performing		40	78	57	36	46	7	264
Construction and forestry
Current	737	2,251	1,276	573	164	39	77	5,117
30-59 days past due	5	53	32	17	6	1	3	117
60-89 days past due	1	15	16	7	3	1	1	44
90+ days past due		9	13	5	4	2		33
Non-performing		26	34	26	14	8	1	109
Total customer receivables	$3,278	$11,906	$6,645	$3,543	$1,645	$793	$2,685	$30,495

The credit quality analysis of customer receivables in millions of dollars at November 1, 2020 and February 2, 2020 was as follows:

	November 1, 2020			February 2, 2020
Customer receivables:	Retail Notes & Financing Leases	Revolving Charge Accounts	Total	Retail Notes & Financing Leases	Revolving Charge Accounts	Total
Agriculture and turf
Current	$21,597	$3,787	$25,384	$19,455	$2,578	$22,033
30-59 days past due	135	13	148	162	53	215
60-89 days past due	64	4	68	71	15	86
90+ days past due	2		2	4		4
Non-performing	263	6	269	301	6	307
Construction and forestry
Current	4,859	88	4,947	4,362	75	4,437
30-59 days past due	111	2	113	121	4	125
60-89 days past due	55	1	56	46	1	47
90+ days past due	14		14	19		19
Non-performing	106	1	107	156	1	157
Total customer receivables	$27,206	$3,902	$31,108	$24,697	$2,733	$27,430

The credit quality analysis of wholesale receivables in millions of dollars at January 31, 2021 was as follows:

	Year of Origination
	2021	2020	2019	2018	2017	Prior	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$78	$226	$67	$18	$8	$1	$2,297	$2,695
30-59 days past due
60-89 days past due
90+ days past due
Non-performing			35					35
Construction and forestry
Current	3	11	20	2	1	2	315	354
30-59 days past due
60-89 days past due
90+ days past due						1		1
Non-performing
Total wholesale receivables	$81	$237	$122	$20	$9	$4	$2,612	$3,085

The credit quality analysis of wholesale receivables in millions of dollars at November 1, 2020 and February 2, 2020 was as follows:

	November 1	February 2
Wholesale receivables:	2020	2020
Agriculture and turf
Current	$3,010	$3,938
30-59 days past due		1
60-89 days past due
90+ days past due
Non-performing	47	76
Construction and forestry
Current	472	482
30-59 days past due
60-89 days past due
90+ days past due
Non-performing		2
Total wholesale receivables	$3,529	$4,499

The allowance for credit losses is an estimate of the credit losses expected over the life of the Company’s receivable portfolio. The Company measures expected credit losses on a collective basis when similar risk characteristics exist. Risk characteristics considered by the Company include finance product category, market, geography, credit risk, and remaining duration. Receivables that do not share risk characteristics with other receivables in the portfolio are evaluated on an individual basis.

The Company utilizes loss forecast models, which are selected based on the size and credit risk of the underlying pool of receivables, to estimate expected credit losses. Transition matrix models are used for large and complex customer receivable pools, while weighted average remaining maturity models are used for smaller and less complex customer receivable pools. Expected credit losses on wholesale receivables are based on historical loss rates, adjusted for current economic conditions. The modeled expected credit losses are adjusted based on reasonable and supportable forecasts, which may include economic indicators such as commodity prices, industry equipment sales, unemployment rates, and housing starts. Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary.

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended January 31, 2021
	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Allowance:
Beginning of period balance	$133	$43	$8	$184
ASU No. 2016-13 adoption	44	(13)		31
Provision (credit)	5	(10)	(1)	(6)
Write-offs	(8)	(5)		(13)
Recoveries	5	9		14
Translation adjustments	1			1
End of period balance	$180	$24	$7	$211

Financing receivables:
End of period balance	$27,810	$2,685	$3,085	$33,580

	Three Months Ended February 2, 2020
	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Allowance:
Beginning of period balance	$107	$40	$3	$150
Provision (credit)	16	(1)	6	21
Write-offs	(18)	(7)		(25)
Recoveries	2	8		10
Translation adjustments	(1)		2	1
End of period balance	$106	$40	$11	$157

Financing receivables:
End of period balance	$24,697	$2,733	$4,499	$31,929

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first three months of 2021, the Company identified 98 receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $5 million pre-modification and post-modification. During the first three months of 2020, there were 88 receivable contracts, primarily wholesale receivables in Argentina, identified as troubled debt restructurings with aggregate balances of $85 million pre-modification and $74 million post-modification. The short-term payment relief related to COVID, mentioned earlier, did not meet the definition of a troubled debt restructuring. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At January 31, 2021, the Company had no commitments to lend to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,425 million, $2,898 million, and $2,490 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,403 million, $2,856 million, and $2,442 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $481 million, $576 million, and $638 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $471 million, $554 million, and $609 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,120 million, $1,327 million, and $1,441 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,097 million, $1,275 million, and $1,370 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

January 31, 2021
Carrying value of liabilities	$1,097
Maximum exposure to loss	1,120

The total assets of unconsolidated VIEs related to securitizations were approximately $37 billion at January 31, 2021.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	January 31	November 1	February 2
	2021	2020	2020
Financing receivables securitized (retail notes)	$3,946	$4,716	$4,487
Allowance for credit losses	(15)	(13)	(9)
Other assets	95	98	91
Total restricted securitized assets	$4,026	$4,801	$4,569

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	January 31	November 1	February 2
	2021	2020	2020
Short-term securitization borrowings	$3,969	$4,682	$4,416
Accrued interest on borrowings	2	3	5
Total liabilities related to restricted securitized assets	$3,971	$4,685	$4,421

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At January 31, 2021, the maximum remaining term of all securitized retail notes was approximately six years.

(13)  Inventories

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	January 31	November 1	February 2
	2021	2020	2020
Raw materials and supplies	$2,303	$1,995	$2,311
Work-in-process	839	648	818
Finished goods and parts	4,485	4,006	4,946
Total FIFO value	7,627	6,649	8,075
Less adjustment to LIFO value	1,671	1,650	1,593
Inventories	$5,956	$4,999	$6,482

(14)  Goodwill and Other Intangible Assets-Net

The changes in amounts of goodwill by operating segment were as follows in millions of dollars:

	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Total
Goodwill at November 3, 2019	$310	$264	$2,343	$2,917
Translation adjustments and other	(2)	(1)	31	28
Goodwill at February 2, 2020	$308	$263	$2,374	$2,945

Goodwill at November 1, 2020	$333	$268	$2,480	$3,081
Acquisition	12			12
Translation adjustments and other	12	(1)	90	101
Goodwill at January 31, 2021	$357	$267	$2,570	$3,194

There were no accumulated goodwill impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	January 31	November 1	February 2
	2021	2020	2020
Amortized intangible assets:
Customer lists and relationships	$553	$535	$517
Technology, patents, trademarks, and other	1,099	1,056	1,013
Total at cost	1,652	1,591	1,530
Less accumulated amortization *	433	387	304
Total	1,219	1,204	1,226
Unamortized intangible assets:
In-process research and development	123	123	123
Other intangible assets – net	$1,342	$1,327	$1,349

*   Accumulated amortization at January 31, 2021, November 1, 2020, and February 2, 2020 for customer lists and relationships totaled $128 million, $113 million, and $86 million and technology, patents, trademarks, and other totaled $305 million, $274 million, and $218 million, respectively.

The amortization of other intangible assets in the first quarter of 2021 and 2020 was $34 million and $25 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2021 – $82, 2022 – $109, 2023 – $107, 2024 – $103, 2025 – $100, and 2026 – $98.

(15)  Leases

Lessee

Lessee operating and finance lease right of use assets and liabilities follow in millions of dollars:

	January 31	November 1	February 2
	2021	2020	2020
Operating leases:
Other assets	$327	$324	$376
Accounts payable and accrued expenses	315	305	361

Finance leases:
Property and equipment – net	$57	$63	$37

Short-term borrowings	20	21	12
Long-term borrowings	36	39	23
Total finance lease liabilities	$56	$60	$35

Right of use assets obtained in exchange for lease liabilities follow in millions of dollars:

	Three Months Ended
	January 31, 2021	February 2, 2020
Operating leases	$22	$16
Finance leases	2	9

Lessor

The Company leases equipment manufactured or sold by the Company and a limited amount of non-Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in “Financing receivables – net” on the consolidated balance sheet, while operating leases are reported in “Equipment on operating leases – net.”

Lease revenues earned by the Company were as follows in millions of dollars:

	Three Months Ended
	January 31, 2021	February 2, 2020
Sales-type and direct finance lease revenues	$36	$36
Operating lease revenues	363	374
Variable lease revenues	6	5
Total lease revenues	$405	$415

Due to the significant, negative effects of COVID, the Company provided short-term relief to lessees during 2020, and to a much lesser extent in 2021. The relief, which included payment deferrals of three months or less, was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. The operating leases granted relief represented approximately 3 percent of the Company’s operating lease portfolio at January 31, 2021.

(16)  Commitments and Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $656 million and $588 million at January 31, 2021 and February 2, 2020, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended
	January 31	February 2
	2021	2020
Beginning of period balance	$1,743	$1,800
Payments	(215)	(230)
Amortization of premiums received	(63)	(59)
Accruals for warranties	247	222
Premiums received	73	65
Foreign exchange	18	(6)
End of period balance	$1,803	$1,792

At January 31, 2021, the Company had approximately $398 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At January 31, 2021, the Company had accrued losses of approximately $18 million under these agreements. The maximum remaining term of the receivables guaranteed at January 31, 2021 was approximately seven years.

At January 31, 2021, the Company had commitments of approximately $167 million for the construction and acquisition of property and equipment. Also, at January 31, 2021, the Company had restricted assets of $72 million, primarily as collateral for borrowings and restricted other assets. See Note 12 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $55 million at January 31, 2021. The accrued liability for these contingencies was not material at January 31, 2021.

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

The fair values of financial instruments that do not approximate the carrying values in millions of dollars follow:

	January 31, 2021		November 1, 2020		February 2, 2020
	Carrying Value	Fair Value *	Carrying Value	Fair Value *	Carrying Value	Fair Value *
Financing receivables – net:
Equipment operations	$103	$100	$105	$103	$130	$123
Financial services	29,335	29,591	29,645	29,838	27,164	27,177
Total	$29,438	$29,691	$29,750	$29,941	$27,294	$27,300

Financing receivables securitized – net:
Equipment operations	$18	$17	$26	$26	$42	$40
Financial services	3,913	4,002	4,677	4,773	4,436	4,464
Total	$3,931	$4,019	$4,703	$4,799	$4,478	$4,504

Short-term securitization borrowings:
Equipment operations	$17	$17	$26	$26	$42	$42
Financial services	3,952	3,986	4,656	4,698	4,374	4,403
Total	$3,969	$4,003	$4,682	$4,724	$4,416	$4,445

Long-term borrowings due within one year: **
Equipment operations	$191	$198	$79	$78	$567	$567
Financial services	7,341	7,424	6,870	6,936	6,638	6,650
Total	$7,532	$7,622	$6,949	$7,014	$7,205	$7,217

Long-term borrowings: **
Equipment operations	$10,103	$11,813	$10,085	$11,837	$5,544	$6,403
Financial services	22,633	23,219	22,610	23,170	24,908	25,299
Total	$32,736	$35,032	$32,695	$35,007	$30,452	$31,702

* Fair value measurements above were Level 3 for all financing receivables, Level 3 for equipment operations short-term securitization borrowings, and Level 2 for all other borrowings.

** Excludes finance lease liabilities (see Note 15).

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow*:

	January 31	November 1	February 2
	2021	2020	2020
Level 1:
Marketable securities
International equity securities	$2	$2	$3
U.S. equity fund	70	62	62
U.S. government debt securities	60	55	52
Total Level 1 marketable securities	132	119	117

Level 2:
Marketable securities
U.S. government debt securities	119	113	87
Municipal debt securities	71	68	62
Corporate debt securities	197	188	173
International debt securities	8	2	4
Mortgage-backed securities**	140	147	165
Total Level 2 marketable securities	535	518	491
Other assets
Derivatives:
Interest rate contracts	568	669	443
Foreign exchange contracts	34	48	37
Cross-currency interest rate contracts	3	8	1
Total Level 2 other assets	605	725	481
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	97	88	57
Foreign exchange contracts	76	26	40
Cross-currency interest rate contracts	2	1	4
Total Level 2 accounts payable and accrued expenses	175	115	101

Level 3:
Marketable securities
International debt securities		4	1

* Excluded from this table were the Company’s cash equivalents, which were carried at cost that approximates fair value. The cash equivalents consist primarily of money market funds and time deposits.

**  Primarily issued by U.S. government sponsored enterprises.

The contractual maturities of debt securities at January 31, 2021 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$21	$22
Due after one through five years	89	94
Due after five through 10 years	117	124
Due after 10 years	203	215
Mortgage-backed securities	134	140
Debt securities	$564	$595

Fair value, recurring Level 3 measurements from available-for-sale marketable securities in millions of dollars follow:

	Three Months Ended
	January 31	February 2
	2021	2020
Beginning of period balance	$4	$1
Principal payments
Other	(4)
End of period balance		$1

Fair value, nonrecurring Level 3 measurements from impairments in millions of dollars follow:

	Fair Value *			Losses
				Three Months Ended
	January 31	November 1	February 2	January 31	February 2
	2021	2020	2020	2021	2020
Other receivables		$1
Equipment on operating leases – net		$371
Property and equipment – net	$41	$135		$44
Investments in unconsolidated affiliates		$19
Other assets	$1	$59		$6

*  Financing receivables with specific allowances were not significant.

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

Other Receivables – The impairment was based on the expected realization of value-added tax receivables related to a closed factory operation.

Equipment on Operating Leases - Net – The impairments are based on an income approach (discounted cash flow), using the contractual payments, plus an estimate of return rates and equipment sale price at lease maturity. Inputs include realized sales values.

Property and Equipment - Net – The impairments are measured at the lower of the carrying amount, or fair value. The valuations were based on cost and market approaches. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence or quoted prices when available.

Investment in Unconsolidated Affiliates – Other than temporary impairments for investments are measured as the difference between the implied fair value and the carrying value of the investments or the estimated realization amount.

Other Assets – The impairments were measured at the fair value of the matured operating lease inventory or the right of use operating lease asset. The inputs for matured operating lease inventory include sales of comparable assets.

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

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 31, 2021, November 1, 2020, and February 2, 2020 were $2,350 million, $1,550 million, and $2,900 million, respectively. Fair value gains or losses on cash flow hedges were recorded in OCI and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at January 31, 2021 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $6 million after-tax. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at January 31, 2021, November 1, 2020, and February 2, 2020 were $8,333 million, $7,239 million, and $9,424 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships in millions of dollars follow:

		Cumulative Increase (Decrease) of Fair
		Value Hedging Adjustments Included in
		the Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
	Hedged Item	Relationships	Relationships	Total
January 31, 2021
Long-term borrowings due within one year*	$159	$2	$1	$3
Long-term borrowings	8,713	435	137	572

November 1, 2020
Long-term borrowings due within one year*	$155	$2	$3	$5
Long-term borrowings	7,725	543	122	665

February 2, 2020
Long-term borrowings due within one year*	$220	$(1)	$(5)	$(6)
Long-term borrowings	9,521	379	(21)	358

* Presented in short-term borrowings

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps and caps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings, purchases or sales of inventory, and below market retail financing programs. The total notional amounts of these interest rate swaps at January 31, 2021, November 1, 2020, and February 2, 2020 were $8,801 million, $8,514 million, and $9,102 million, the foreign exchange contracts were $5,478 million, $4,903 million, and $5,249 million, and the cross-currency interest rate contracts were $145 million, $113 million, and $102 million, respectively. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense or net sales and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	January 31	November 1	February 2
Other Assets	2021	2020	2020
Designated as hedging instruments:
Interest rate contracts	$491	$586	$409
Total designated	491	586	409

Not designated as hedging instruments:
Interest rate contracts	77	83	34
Foreign exchange contracts	34	48	37
Cross-currency interest rate contracts	3	8	1
Total not designated	114	139	72

Total derivative assets	$605	$725	$481

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$31	$14	$17
Total designated	31	14	17

Not designated as hedging instruments:
Interest rate contracts	66	74	40
Foreign exchange contracts	76	26	40
Cross-currency interest rate contracts	2	1	4
Total not designated	144	101	84

Total derivative liabilities	$175	$115	$101

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Three Months Ended
	January 31	February 2
	2021	2020
Fair Value Hedges:
Interest rate contracts - Interest expense	$(55)	$96

Cash Flow Hedges:
Recognized in OCI
Interest rate contracts - OCI (pretax)		(2)

Reclassified from OCI
Interest rate contracts - Interest expense	(5)	(2)

Not Designated as Hedges:
Interest rate contracts - Net sales		$(4)
Interest rate contracts - Interest expense *	$(4)	2
Foreign exchange contracts - Cost of sales	(52)	11
Foreign exchange contracts - Other operating *	(126)	(1)
Total not designated	$(182)	$8

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at January 31, 2021, November 1, 2020, and February 2, 2020, was $99 million, $89 million, and $60 million, respectively. In accordance with the limits established in these agreements, the Company posted no cash collateral at January 31, 2021, November 1, 2020, and February 2, 2020. In addition, the Company paid $8 million of collateral either in cash or pledged securities that was outstanding at both January 31, 2021 and November 1, 2020 to participate in an international futures market to hedge currency exposure, not included in the table below.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting
January 31, 2021	Recognized	Arrangements	Collateral	Net Amount
Assets	$605	$(106)	$(186)	$313
Liabilities	175	(106)		69

	Gross Amounts	Netting
November 1, 2020	Recognized	Arrangements	Collateral	Net Amount
Assets	$725	$(93)	$(274)	$358
Liabilities	115	(93)		22

	Gross Amounts	Netting
February 2, 2020	Recognized	Arrangements	Collateral	Net Amount
Assets	$481	$(60)	$(26)	$395
Liabilities	101	(60)		41

(19)  Stock Option and Restricted Stock Awards

In December 2020, the Company granted stock options to employees for the purchase of 269 thousand shares of common stock at an exercise price of $254.83 per share and a binomial lattice model fair value of $62.73 per share at the grant date. At January 31, 2021, options for 3.2 million shares were outstanding with a weighted-average exercise price of $122.01 per share. The Company also granted 205 thousand restricted stock units to employees in the first three months of 2021, of which 158 thousand are subject to service based only conditions and 47 thousand are subject to performance/service based conditions. The weighted-average fair value of the service based only units at the grant date was $254.71 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $245.73 per unit based on the market price of a share of underlying common stock excluding dividends. At January 31, 2021, the Company was authorized to grant an additional 17.7 million shares under the equity incentive plan.

(20)  Special Items

During the first quarter of 2021, the fixed assets in an asphalt plant factory in Germany were impaired by $38 million, pretax and after-tax. The Company also continued to assess its manufacturing locations, resulting in additional long-lived asset impairments of $12 million pretax. The impairments were the result of a decline in forecasted financial performance that indicated it was probable future cash flows would not cover the carrying amount of the net assets. These impairments were offset by a favorable indirect tax ruling in Brazil of $58 million pretax.

	Three Months Ended
	January 31, 2021
Expense (benefit):	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Total
Long-lived asset impairments – Cost of sales	$5	$3	$42	$50
Brazil indirect tax – Cost of sales	(53)		(5)	(58)
Total expense (benefit)	$(48)	$3	$37	$(8)

See Note 17 for fair value measurement information.

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

	Three Months Ended
	February 2, 2020
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Cost of sales	$19	$11	$9		$39
Research and development expenses	6	7	3		16
Selling, administrative and general expenses	17	18	12	$3	50
Total operating profit impact	$42	$36	$24	$3	105
Other operating expenses					22
Total expense					$127

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Organization

The Company’s equipment operations generate revenues and cash primarily from the sale of equipment to John Deere dealers and distributors. The equipment operations manufacture and distribute a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of equipment for construction, roadbuilding, and forestry. The Company’s financial services primarily provide credit services, which mainly finance sales and leases of equipment by John Deere dealers and trade receivables purchased from the equipment operations. In addition, financial services offers extended equipment warranties. The information in the following discussion is presented in a format that includes information grouped as consolidated, equipment operations, and financial services. The Company also views its operations as consisting of two geographic areas: the U.S. and Canada and outside the U.S. and Canada. The Company’s operating segments consist of production and precision agriculture, small agriculture and turf, construction and forestry, and financial services.

Trends and Economic Conditions

Industry sales of agricultural machinery in the U.S. and Canada are forecast to be up 15 to 20 percent in 2021. Industry sales in Europe are forecast to be up about 5 percent in 2021. In South America, industry sales of tractors and combines are projected to be up about 10 percent in 2021. Asian sales are forecast to be down slightly in 2021. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be up about 5 percent in 2021. Construction industry sales in U.S. and Canada for 2021 are expected to increase about 5 percent, while compact construction industry sales in the U.S. and Canada are expected to increase about 10 percent in 2021. In forestry, global industry sales are expected to be 5 to 10 percent higher. The Company’s financial services operations are expected to benefit from income earned from a higher average portfolio, lower losses on lease residual values, and favorable financing spreads.

Items of concern include uncertainty of the effectiveness of governmental and private sector actions to address COVID, trade agreements, the uncertainty of the results of monetary and fiscal policies, the impact of elevated levels of sovereign and state debt, capital market disruptions, changes in demand and pricing for new and used equipment, geopolitical events, and the other items discussed in the “Safe Harbor Statement” below. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results. The future financial effects of COVID are unknown due to many factors. As a result, predicting the Company’s forecasted financial performance is subject to many assumptions.

The Company’s results reflect strong performance across its product lines and improving conditions in the farm and construction sectors. The smart industrial operating strategy is making a significant impact on the Company’s results. The Company’s recent actions are improving efficiencies and targeting resources and investments on areas that have the greatest impact. As the Company increases factory production and serves customers, the Company is mindful of the continuing challenges associated with the global pandemic. The Company remains committed, above all else, to safeguarding the health and well-being of its employees.

COVID Effects and Actions

The effects of COVID and the related actions of governments and other authorities to contain COVID continue to affect the Company’s operations, results, cash flows, and forecasts.

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

The Company maintained the broadened supply base and increased inventory levels of certain essential materials and components in the first quarter to support the expected demand for equipment in 2021 and to address potential supplier issues throughout COVID.

The Company continued to work closely with distribution channel and equipment user customers in the first quarter in connection with short-term payment relief on obligations owed to the Company. Financing receivables and operating leases granted relief since the beginning of the pandemic and remaining outstanding at January 31, 2021 represented about 4 percent and 3 percent of the portfolio balances, respectively. The trade receivable balance granted relief and remaining outstanding at January 31, 2021 was not material. Additional information is presented in Notes 4, 11, and 15.

2021 Compared with 2020

The following table provides the net income attributable to Deere & Company in millions of dollars and diluted earnings per share in dollars:

	Three Months Ended
	January 31	February 2
	2021	2020
Net income attributable to Deere & Company	$1,224	$517
Diluted earnings per share	3.87	1.63

In the first quarter of 2021, the Company recorded impairments totaling $50 million pretax to certain long-lived assets. These impairments were offset by a favorable indirect tax ruling in Brazil of $58 million pretax. In the first quarter of 2020, total voluntary employee-separation program (VSEP) expense recognized was $127 million pretax.

The worldwide net sales and revenues, and the impact of price realization and the effect of currency translation, for worldwide, U.S. and Canada, and outside U.S. and Canada in millions of dollars follows:

	Three Months Ended
	January 31	February 2
	2021	2020	% Change
Worldwide net sales and revenues	$9,112	$7,631	+19
Worldwide equipment operations net sales	8,051	6,530	+23
Price realization			+6
Currency translation			+1

U.S. and Canada equipment operations net sales	4,529	3,750	+21
Price realization			+5

Outside U.S. and Canada equipment operations net sales	3,522	2,780	+27
Price realization			+7
Currency translation			+1

The Company’s equipment operations operating profit and net income and financial services operations net income follow in millions of dollars:

	Three Months Ended
	January 31	February 2
	2021	2020	% Change
Equipment operations operating profit	$1,380	$466	+196
Equipment operations net income	1,020	380	+168
Financial services net income	204	137	+49

The discussion on net sales and operating profit are included in the Business Segment Results below.

The cost of sales to net sales ratio and other significant statement of consolidated income changes follow in millions of dollars:

	Three Months Ended
	January 31	February 2
	2021	2020	% Change
Cost of sales to net sales	72.1%	77.7%

Research and development expenses	$366	$425	-14
Selling, administrative and general expenses	769	809	-5
Other operating expenses	373	415	-10

The cost of sales ratio improved due to price realization and the VSEP costs recorded in the first quarter of 2020. Research and development expenses declined due to the timing of research initiatives and the VSEP costs recorded last year. Selling, administrative and general expenses decreased primarily as a result of VSEP costs recorded in the same period last year. Other operating expenses decreased primarily as a result of lower losses on operating lease residual values, reduced depreciation of equipment on operating leases, and a curtailment loss in certain OPEB plans recorded in the same period last year (see Note 8).

Business Segment Results

Production and Precision Agriculture. The production and precision agriculture segment results in millions of dollars follow:

	Three Months Ended
	January 31	February 2
	2021	2020	% Change
Net sales	$3,069	$2,507	+22
Operating profit	643	218	+195
Operating margin	21.0%	8.7%

Production and precision agriculture sales for the quarter increased due to higher shipment volumes and price realization, partially offset by the unfavorable effects of currency translation. Operating profit rose primarily due to price realization, higher shipment volumes / sales mix, and a favorable indirect tax ruling in Brazil. These items were partially offset by unfavorable effects of foreign-currency exchange. The prior period was affected by voluntary employee-separation expenses.

Production & Precision Agriculture Operating Profit

First Quarter 2021 compared to First Quarter 2020

$ in millions

$218
$185
$196
($55)
$6
($38)
$26
$90
$15
$643
First Quarter 2020
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Special Items
Other
First Quarter 2021

Small Agriculture and Turf. The small agriculture and turf segment results in millions of dollars follow:

	Three Months Ended
	January 31	February 2
	2021	2020	% Change
Net sales	$2,515	$1,979	+27
Operating profit	469	155	+203
Operating margin	18.6%	7.8%

Small agriculture and turf sales for the quarter increased due to higher shipment volumes, price realization, and the favorable effects of currency translation. Operating profit increased primarily due to higher shipment volumes / sales mix and price realization. Results for the prior period were affected by voluntary employee-separation expenses.

Small Agriculture & Turf Operating Profit
First Quarter 2021 compared to First Quarter 2020
$ in millions
$155
$138
$112
$5
$8
($17)
$14
$33
$21
$469
First Quarter 2020
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Special Items
Other
First Quarter 2021

Construction and Forestry. The construction and forestry segment results in millions of dollars follow:

	Three Months Ended
	January 31	February 2
	2021	2020	% Change
Net sales	$2,467	$2,044	+21
Operating profit	268	93	+188
Operating margin	10.9%	4.5%

Construction and forestry sales moved higher for the quarter primarily due to higher shipment volumes, price realization, and the favorable effects of currency translation. Additionally, the Wirtgen operation’s one-month reporting lag was eliminated resulting in four months of Wirtgen activity in the quarter. Operating profit increased mainly due to higher shipment volumes / sales mix and price realization. The increase in profit was partially offset by impairments of long-lived assets and higher production costs. Results last year also included voluntary employee-separation costs.

Construction & Forestry Operating Profit

First Quarter 2021 compared to First Quarter 2020

$ in millions

$93
$135
$67
($13)
($2)
($19)
($21)
($13)
$41
$268
First Quarter 2020
Volume/Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Special Items
Other
First Quarter 2021

Financial Services. The financial services segment revenue, interest expense, and operating profit in millions of dollars:

	Three Months Ended
	January 31	February 2
	2021	2020	% Change
Revenue (including intercompany revenue)	$934	$998	-6
Interest expense	188	275	-32
Operating profit	258	179	+44

Operating profit increased due to favorable financing spreads, lower losses on operating lease residual values, and a lower provision for credit losses. The average balance of receivables and leases financed was 1 percent higher in the first three months of 2021, compared with the same period last year. Interest expense decreased 32 percent in the first quarter of 2021 primarily as a result of lower average borrowing rates.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations, and trends involve factors that are subject to change, and risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses.

The Company’s agricultural equipment businesses are subject to a number of uncertainties including the factors that affect farmers’ confidence and financial condition. These factors include demand for agricultural products, world grain stocks, weather conditions, soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, trade restrictions and tariffs (e.g., China), global trade agreements, the level of farm product exports (including concerns about genetically modified organisms), the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of governments, changes in government farm programs and policies, international reaction to such programs, changes in and effects of crop insurance programs, changes in environmental regulations and their impact on farming practices, animal diseases (e.g., African swine fever) and their effects on poultry, beef and pork consumption and prices and on livestock feed demand, and crop pests and diseases and the impact of the COVID pandemic on the agricultural industry including demand for, and production and exports of, agricultural products, and commodity prices.

The production and precision agriculture business is dependent on agricultural conditions, and relies on hardware and software, guidance, connectivity and digital solutions, and automation and machine intelligence. Many factors contribute to the Company’s precision agriculture sales and results, including the impact to customers’ profitability or sustainability outcomes; the rate of adoption and use by customers; availability of technological innovations; speed of research and development; effectiveness of partnerships with third-parties; and the dealer channel’s ability to support and service precision technology solutions.

Factors affecting the outlook for the Company’s small agriculture and turf equipment include agricultural conditions, consumer confidence, weather conditions, customer profitability, labor supply, consumer borrowing patterns, consumer purchasing preferences, housing starts and supply, infrastructure investment, spending by municipalities and golf courses, and consumable input costs.

Consumer spending patterns, real estate and housing prices, the number of housing starts, interest rates, commodity prices such as oil and gas, the levels of public and non-residential construction, and investment in infrastructure affect sales and results of the Company’s construction and forestry equipment. Prices for pulp, paper, lumber and structural panels affect sales of forestry equipment.

Many of the factors affecting production and precision agriculture, small agriculture and turf, and construction and forestry segments, have been and may continue to be impacted by global economic conditions, including those resulting from the COVID pandemic and responses to the pandemic taken by governments and other authorities.

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

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect the Company’s business and outlook. These uncertainties include: the duration and impact of any resurgence in COVID cases in any country, state, or region; the emergence, contagiousness, and threat of new and different strains of COVID; prolonged reduction or closure of the Company’s operations, or a delayed recovery in our operations; additional closures as mandated or otherwise made necessary by governmental authorities; disruptions in the supply chain and a prolonged delay in resumption of operations by one or more key suppliers, or the failure of any key suppliers; the Company’s ability to meet commitments to customers on a timely basis as a result of increased costs and supply challenges; the ability to receive goods on a timely basis and at anticipated costs; increased logistics costs; delays in the Company’s strategic initiatives as a result of reduced spending on research and development; additional operating costs due to remote working arrangements, adherence to social distancing guidelines and other

COVID-related challenges; increased risk of cyber attacks on network connections used in remote working arrangements; increased privacy-related risks due to processing health-related personal information; legal claims related to personal protective equipment designed, made, or provided by the Company or alleged exposure to COVID on Company premises; absence of employees due to illness; the impact of the pandemic on the Company’s customers and dealers, and their delays in their plans to invest in new equipment; requests by the Company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or declines in the Company’s financial performance, outlook or credit ratings, which could impact the Company’s ability to obtain funding in the future; and the impact of the pandemic on demand for our products and services as discussed above. It is unclear when a sustained economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position.

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

Other factors that could materially affect results include production, design and technological innovations and difficulties, including capacity and supply constraints and prices; the loss of or challenges to intellectual property rights whether through theft, infringement, counterfeiting or otherwise; the availability and prices of strategically sourced materials, components and whole goods; delays or disruptions in the Company’s supply chain or the loss of liquidity by suppliers; disruptions of infrastructures that support communications, operations or distribution; the failure of customers, dealers, suppliers or the Company to comply with laws, regulations and Company policy pertaining to employment, human rights, health, safety, the environment, sanctions, export controls, anti-corruption, privacy and data protection and other ethical business practices; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits or other legal proceedings; start-up of new plants and products; the success of new product initiatives or business strategies; changes in customer product preferences and sales mix; gaps or limitations in rural broadband coverage, capacity and speed needed to support technology solutions; oil and energy prices, supplies and volatility; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices especially as to levels of new and used field inventories; changes in demand and pricing for used equipment and resulting impacts on lease residual values; labor relations and contracts; changes in the ability to attract, develop, engage, and retain qualified personnel; acquisitions and divestitures of businesses; greater than anticipated transaction costs; the integration of new businesses; the failure or delay in closing or realizing anticipated benefits of acquisitions, joint ventures or divestitures; the inability to deliver precision technology and agricultural solutions to customers; the implementation of the smart industrial operating strategy and other organizational changes; the failure to realize anticipated savings or benefits of cost reduction, productivity, or efficiency efforts; difficulties related to the conversion and implementation of enterprise resource planning systems; security breaches, cybersecurity attacks, technology failures and other disruptions to the Company’s and suppliers’ information technology infrastructure; changes in Company declared dividends and common stock issuances and repurchases; changes in the level and funding of employee retirement benefits; changes in market values of investment assets, compensation, retirement, discount and mortality rates which impact retirement benefit costs; and significant changes in health care costs.

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

Critical Accounting Policies

See the Company’s critical accounting policies discussed in the Management’s Discussion and Analysis of the most recent annual report filed on Form 10-K. There have been no material changes to these policies, other than as described below related to the allowance for credit losses, as a result of the adoption of ASU No. 2016-13 during the first quarter of 2021.

The allowance for credit losses is an estimate of the credit losses expected over the life of the Company’s receivable portfolio. The Company measures expected credit losses on a collective basis when similar risk characteristics exist. Risk characteristics considered by the Company include finance product category, market, geography, credit risk, and remaining duration. Receivables that do not share risk characteristics with other receivables in the portfolio are evaluated on an individual basis.

The Company utilizes loss forecast models, which are selected based on the size and credit risk of the underlying pool of receivables, to estimate expected credit losses. Transition matrix models are used for large and complex customer receivable pools, while weighted average remaining maturity models are used for smaller and less complex customer receivable pools. Expected credit losses on wholesale receivables are based on historical loss rates, adjusted for current economic conditions. The modeled expected credit losses are adjusted based on reasonable and supportable forecasts, which may include economic indicators such as commodity prices, industry equipment sales, unemployment rates, and housing starts. Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary. While the Company believes its allowance is sufficient to provide for losses over the life of its existing receivable portfolio, different assumptions or changes in economic conditions would result in changes to the allowance for credit losses and the provision for credit losses.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the Company’s consolidated totals, equipment operations, and financial services operations.

Consolidated

Positive cash flows from consolidated operating activities in the first three months of 2021 were $143 million. This resulted primarily from net income adjusted for non-cash provisions and a change in accrued income taxes payable / receivable, which were partially offset by a seasonal increase in inventories and receivables related to sales and a decrease in accounts payable and accrued expenses. Cash inflows from investing activities were $579 million in the first three months of this year, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $865 million, partially offset by purchases of property and equipment of $154 million and a change in collateral on derivatives - net of $88 million. Negative cash flows from financing activities were $933 million in the first three months of 2021 primarily due to a decrease in borrowings of $379 million, repurchases of common stock of $352 million, and dividends paid of $242 million, partially offset by proceeds from issuance of common stock of $71 million (resulting from the exercise of stock options). Cash, cash equivalents, and restricted cash decreased $108 million during the first three months of this year.

Negative cash flows from consolidated operating activities in the first three months of 2020 were $508 million. This resulted primarily from a decrease in accounts payable and accrued expenses, a seasonal increase in inventories, and a change in accrued income taxes payable / receivable, which were partially offset by net income adjusted for non-cash provisions and a decrease in receivables related to sales. Cash inflows from investing activities were $1,026 million in the first three months of 2020, primarily due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $1,270 million, partially offset by purchases of property and equipment of $271 million. Negative cash flows from financing activities were $763 million in the first three months of 2020 primarily due to a decrease in borrowings of $422 million, dividends paid of $242 million, and repurchases of common stock of $114 million, partially offset by proceeds from issuance of common stock of $53 million (resulting from the exercise of stock options). Cash, cash equivalents, and restricted cash decreased $246 million during the first three months of 2020.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at January 31, 2021, November 1, 2020, and February 2, 2020 was $1,346 million, $1,238 million, and $2,149 million, respectively, while the total cash, cash equivalents, and marketable securities position was $7,629 million, $7,707 million, and $4,211 million, respectively. The total cash, cash equivalents, and marketable securities held by foreign subsidiaries, was $4,956 million, $5,010 million, and $2,572 million at January 31, 2021, November 1, 2020, and February 2, 2020, respectively.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,326 million at January 31, 2021, $6,654 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at January 31, 2021 was a 364-day credit facility agreement of $3,000 million, expiring in fiscal April 2021. In addition, total credit lines included long-term credit facility agreements of $2,500 million, expiring in fiscal April 2024, and $2,500 million, expiring in fiscal April 2025. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 31, 2021 was $13,514 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $25,098 million at January 31, 2021. All of these requirements of the credit agreements have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $866 million during the first three months of 2021, primarily due to a seasonal increase. These receivables decreased $323 million, compared to a year ago. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 15 percent at January 31, 2021, compared to 13 percent at November 1, 2020 and 16 percent at February 2, 2020. Production and precision agriculture trade receivables decreased $46 million, small agriculture and turf trade receivables increased $154 million, construction and forestry trade receivables decreased $431 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent at January 31, 2021, November 1, 2020, and February 2, 2020.

Deere & Company stockholders’ equity was $14,083 million at January 31, 2021, compared with $12,937 million at November 1, 2020 and $11,926 million at February 2, 2020. The increase of $1,146 million during the first three months of 2021 resulted primarily from net income attributable to Deere & Company of $1,224 million, a change in the cumulative translation adjustment of $396 million, a change in the retirement benefits adjustment of $63 million, and an increase in common stock of $47 million, partially offset by an increase in treasury stock of $312 million and dividends declared of $239 million.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first three months of 2021 was $348 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions, a change in accrued income taxes payable / receivable, and a decrease in trade and financing receivables held by the equipment operations. Partially offsetting these operating cash inflows were cash outflows from a seasonal increase in inventories and a decrease in accounts payable and accrued expenses. Cash, cash equivalents, and restricted cash decreased $71 million in the first three months of 2021.

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

Trade receivables held by the equipment operations decreased $113 million during the first three months of 2021 and decreased $215 million from a year ago. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $957 million during the first three months, primarily due to a seasonal increase and the effect of foreign currency translation. Inventories decreased $526 million, compared to a year ago, primarily due to higher shipment volumes, partially offset by the effect of foreign currency translation. A majority of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 13), which approximates current cost, to the last 12 months’ cost of sales were 31 percent at January 31, 2021, compared to 28 percent at November 1, 2020 and 31 percent at February 2, 2020.

Total interest-bearing debt, excluding finance lease liabilities, of the equipment operations was $10,494 million at January 31, 2021, compared with $10,382 million at November 1, 2020 and $6,521 million at February 2, 2020. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 43 percent, 45 percent, and 35 percent at January 31, 2021, November 1, 2020, and February 2, 2020, respectively.

Property and equipment cash expenditures for the equipment operations in the first three months of 2021 were $154 million, compared with $271 million in the same period last year. Capital expenditures for the equipment operations in 2021 are estimated to be approximately $900 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

During the first three months of 2021, the cash provided by operating and investing activities was used for financing activities. Cash flows provided by operating activities, including intercompany cash flows, were $420 million in the first three months of 2021. Cash provided by investing activities totaled $270 million in the first three months of 2021 primarily due to the collection of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired by $909 million, partially offset by an increase in trade and wholesale receivables of $523 million and a change in collateral on derivatives - net of $88 million. Cash used for financing activities totaled $747 million, resulting primarily from a decrease in external borrowings of $339 million, a decrease in borrowings from Deere & Company of $264 million, and dividends paid to Deere & Company of $135 million. Cash, cash equivalents, and restricted cash decreased $37 million in the first three months of 2021.

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

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, sales-type and direct financing leases, and operating leases. Total receivables and leases decreased $238 million during the first quarter of 2021 and increased $808 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 14 percent higher in the first three months of 2021, compared with the same period last year, as volumes of retail notes, revolving charge accounts, and sales-type and direct financing leases were higher, while volumes of operating leases were lower. The amount of total trade receivables and wholesale notes increased compared to November 1, 2020 and decreased compared to February 2, 2020.

Total external interest-bearing debt of the financial services operations was $35,415 million at January 31, 2021, compared with $35,556 million at November 1, 2020 and $38,343 million at February 2, 2020. Total external borrowings have generally changed corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.6 to 1 at January 31, 2021, compared with 7.8 to 1 at November 1, 2020 and 7.8 to 1 at February 2, 2020.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 12). During November 2020, the agreement was renewed with a total capacity, or “financing limit,” of $2,000 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At January 31, 2021, $1,550 million of secured short-term borrowings were outstanding under the agreement.

In the first three months of 2021, the financial services operations retired $706 million of retail note securitization borrowings. In addition, during the first three months of 2021, the financial services operations issued $1,757 million and retired $1,421 million of long-term borrowings, which were primarily medium-term notes.

Dividends

The Company’s Board of Directors at its meeting on February 24, 2021 declared a quarterly dividend of $.90 per share payable May 10, 2021, to stockholders of record on March 31, 2021.

Supplemental Consolidating Information

The supplemental consolidating data presented on the subsequent pages is presented for informational purposes. The equipment operations represents the enterprise without financial services. The equipment operations includes the Company’s production and precision agriculture operations, small agriculture and turf operations, construction and forestry operations, and other corporate assets, liabilities, revenues, and expenses not reflected within financial services. Transactions between the “equipment operations” and “financial services” have been eliminated to arrive at the consolidated financial statements.

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended January 31, 2021 and February 2, 2020
(In millions of dollars) Unaudited
	EQUIPMENT OPERATIONS[1]		FINANCIAL SERVICES		ELIMINATIONS		CONSOLIDATED
	2021	2020	2021	2020	2021	2020	2021	2020
Net Sales and Revenues
Net sales	$8,051	$6,530					$8,051	$6,530
Finance and interest income	32	27	$862	$936	$(60)	$(67)	834	896	[2]
Other income	220	209	72	62	(65)	(66)	227	205	[3]
Total	8,303	6,766	934	998	(125)	(133)	9,112	7,631

Costs and Expenses
Cost of sales	5,806	5,078			(1)	(1)	5,805	5,077	[4]
Research and development expenses	366	425					366	425
Selling, administrative and general expenses	653	672	117	138	(1)	(1)	769	809	[4]
Interest expense	95	63	188	275	(12)	(2)	271	336	[5]
Interest compensation to Financial Services	48	64			(48)	(64)			[5]
Other operating expenses	67	72	369	408	(63)	(65)	373	415	[6]
Total	7,035	6,374	674	821	(125)	(133)	7,584	7,062

Income before Income Taxes	1,268	392	260	177			1,528	569
Provision for income taxes	252	9	56	41			308	50

Income after Income Taxes	1,016	383	204	136			1,220	519
Equity in income (loss) of unconsolidated affiliates	4	(2)		1			4	(1)

Net Income	1,020	381	204	137			1,224	518
Less: Net income attributable to noncontrolling interests		1						1
Net Income Attributable to Deere & Company	$1,020	$380	$204	$137			$1,224	$517

1 The equipment operations represents the enterprise without financial services. The equipment operations includes the Company’s production and precision agriculture operations, small agriculture and turf operations, construction and forestry operations, and other corporate assets, liabilities, revenues, and expenses not reflected within financial services.

2 Elimination of financial services’ interest income earned from equipment operations.

3 Elimination of equipment operations’ margin from inventory transferred to equipment on operating leases (see Note 2).

4 Elimination of intercompany service fees.

5 Elimination of equipment operations’ interest expense to financial services.

6 Elimination of financial services’ lease depreciation expense related to inventory transferred to equipment on operating leases.

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited
	EQUIPMENT OPERATIONS[1]			FINANCIAL SERVICES			ELIMINATIONS			CONSOLIDATED
	Jan 31	Nov 1	Feb 2	Jan 31	Nov 1	Feb 2	Jan 31	Nov 1	Feb 2	Jan 31	Nov 1	Feb 2
	2021	2020	2020	2021	2020	2020	2021	2020	2020	2021	2020	2020
Assets
Cash and cash equivalents	$6,074	$6,145	$2,862	$888	$921	$740				$6,962	$7,066	$3,602
Marketable securities	8	7	4	659	634	605				667	641	609
Receivables from unconsolidated affiliates	5,151	5,290	1,425				$(5,123)	$(5,259)	$(1,387)	28	31	38	[7]
Trade accounts and notes receivable – net	900	1,013	1,115	5,341	4,238	5,707	(1,204)	(1,080)	(1,462)	5,037	4,171	5,360	[8]
Financing receivables – net	103	106	130	29,335	29,644	27,164				29,438	29,750	27,294
Financing receivables securitized – net	18	26	42	3,913	4,677	4,436				3,931	4,703	4,478
Other receivables	1,010	1,117	1,252	151	151	131	(20)	(48)	(16)	1,141	1,220	1,367	[8]
Equipment on operating leases – net				7,030	7,298	7,504				7,030	7,298	7,504
Inventories	5,956	4,999	6,482							5,956	4,999	6,482
Property and equipment – net	5,703	5,778	5,857	38	39	43				5,741	5,817	5,900
Investments in unconsolidated affiliates	157	174	200	21	19	17				178	193	217
Goodwill	3,194	3,081	2,945							3,194	3,081	2,945
Other intangible assets – net	1,342	1,327	1,349							1,342	1,327	1,349
Retirement benefits	903	859	871	60	59	58	(57)	(55)	(29)	906	863	900	[9]
Deferred income taxes	1,797	1,763	1,821	51	45	56	(292)	(309)	(463)	1,556	1,499	1,414	[10]
Other assets	1,485	1,439	1,546	891	994	818	(3)	(1)	(2)	2,373	2,432	2,362
Total Assets	$33,801	$33,124	$27,901	$48,378	$48,719	$47,279	$(6,699)	$(6,752)	$(3,359)	$75,480	$75,091	$71,821

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$394	$292	$947	$8,830	$8,290	$9,061				$9,224	$8,582	$10,008
Short-term securitization borrowings	17	26	42	3,952	4,656	4,374				3,969	4,682	4,416
Payables to unconsolidated affiliates	119	104	146	5,123	5,260	1,387	$(5,123)	$(5,259)	$(1,386)	119	105	147	[7]
Accounts payable and accrued expenses	8,672	9,114	8,325	1,959	2,127	1,786	(1,227)	(1,129)	(1,481)	9,404	10,112	8,630	[8]
Deferred income taxes	394	385	408	430	443	546	(292)	(309)	(463)	532	519	491	[10]
Long-term borrowings	10,139	10,124	5,567	22,633	22,610	24,908				32,772	32,734	30,475
Retirement benefits and other liabilities	5,325	5,366	5,639	106	102	100	(57)	(55)	(29)	5,374	5,413	5,710	[9]
Total liabilities	25,060	25,411	21,074	43,033	43,488	42,162	(6,699)	(6,752)	(3,359)	61,394	62,147	59,877

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest			14									14

Stockholders’ Equity
Total Deere & Company stockholders’ equity	14,083	12,937	11,926	5,345	5,231	5,117	(5,345)	(5,231)	(5,117)	14,083	12,937	11,926	[11]
Noncontrolling interests	3	7	4							3	7	4
Financial Services’ equity	(5,345)	(5,231)	(5,117)				5,345	5,231	5,117				[11]
Adjusted total stockholders’ equity	8,741	7,713	6,813	5,345	5,231	5,117				14,086	12,944	11,930
Total Liabilities and Stockholders’ Equity	$33,801	$33,124	$27,901	$48,378	$48,719	$47,279	$(6,699)	$(6,752)	$(3,359)	$75,480	$75,091	$71,821

1 The equipment operations represents the enterprise without financial services. The equipment operations includes the Company’s production and precision agriculture operations, small agriculture and turf operations, construction and forestry operations, and other corporate assets, liabilities, revenues, and expenses not reflected within financial services.

7 Elimination of receivables / payables between equipment operations and financial services.

8 Reclassification of sales incentive accruals on receivables sold to financial services.

9 Reclassification of net pension assets / liabilities.

10 Reclassification of deferred tax assets / liabilities in the same taxing jurisdictions.

11 Elimination of financial services’ equity.

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Three Months Ended January 31, 2021 and February 2, 2020
(In millions of dollars) Unaudited
	EQUIPMENT OPERATIONS[1]		FINANCIAL SERVICES		ELIMINATIONS		CONSOLIDATED
	2021	2020	2021	2020	2021	2020	2021	2020
Cash Flows from Operating Activities
Net income	$1,020	$381	$204	$137			$1,224	$518
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	(2)	1	(3)	14			(5)	15
Provision for depreciation and amortization	279	261	294	311	$(35)	$(34)	538	538	[12]
Impairment charges	50						50
Share-based compensation expense					15	19	15	19	[13]
Undistributed earnings of unconsolidated affiliates	154	126	(1)	(1)	(135)	(125)	18		[14]
Credit for deferred income taxes	(27)	(7)	(11)	(22)			(38)	(29)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	156	312			(253)	(242)	(97)	70	[15,17,18]
Inventories	(842)	(530)			(84)	(112)	(926)	(642)	[16]
Accounts payable and accrued expenses	(529)	(1,058)	(53)	(19)	(123)	(57)	(705)	(1,134)	[17]
Accrued income taxes payable/receivable	173	(43)	(43)	(10)			130	(53)
Retirement benefits	(16)	30	2	6			(14)	36
Other	(68)	147	31	30	(10)	(23)	(47)	154	[12,13,16]
Net cash provided by (used for) operating activities	348	(380)	420	446	(625)	(574)	143	(508)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			6,416	6,056	(417)	(392)	5,999	5,664	[15]
Proceeds from maturities and sales of marketable securities			20	18			20	18
Proceeds from sales of equipment on operating leases			460	426			460	426
Cost of receivables acquired (excluding receivables related to sales)			(5,559)	(4,569)	259	266	(5,300)	(4,303)	[15]
Acquisitions of businesses, net of cash acquired	(19)						(19)
Purchases of marketable securities			(39)	(34)			(39)	(34)
Purchases of property and equipment	(154)	(271)					(154)	(271)
Cost of equipment on operating leases acquired			(408)	(669)	114	152	(294)	(517)	[16]
Increase in trade and wholesale receivables			(523)	(382)	523	382			[15]
Collateral on derivatives – net			(88)	26			(88)	26
Other	(8)	(9)	(9)	(15)	11	41	(6)	17	[18]
Net cash provided by (used for) investing activities	(181)	(280)	270	857	490	449	579	1,026

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(20)	20	(675)	(493)			(695)	(473)
Change in intercompany receivables/payables	264	572	(264)	(572)
Proceeds from long-term borrowings		167	1,757	1,535			1,757	1,702
Payments of long-term borrowings	(20)	(83)	(1,421)	(1,568)			(1,441)	(1,651)
Proceeds from issuance of common stock	71	53					71	53
Repurchases of common stock	(352)	(114)					(352)	(114)
Dividends paid	(242)	(242)	(135)	(125)	135	125	(242)	(242)	[14]
Other	(22)	(29)	(9)	(9)			(31)	(38)
Net cash provided by (used for) financing activities	(321)	344	(747)	(1,232)	135	125	(933)	(763)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	83	3	20	(4)			103	(1)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(71)	(313)	(37)	67			(108)	(246)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	6,156	3,196	1,016	760			7,172	3,956
Cash, Cash Equivalents, and Restricted Cash at End of Period	$6,085	$2,883	$979	$827			$7,064	$3,710

1 The equipment operations represents the enterprise without financial services. The equipment operations includes the Company’s production and precision agriculture operations, small agriculture and turf operations, construction and forestry operations, and other corporate assets, liabilities, revenues, and expenses not reflected within financial services.

12 Elimination of depreciation on leases related to inventory transferred to equipment on operating leases (see Note 2).

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

17 Reclassification of sales incentive accruals on receivables sold to financial services.

18 Elimination and reclassification of the effects of financial services partial financing of the construction and forestry retail locations sales and subsequent collection of those amounts.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.  CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of January 31, 2021, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the first quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, and trademark matters. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that John Deere reasonably believes could exceed $300,000. The following matter is disclosed solely pursuant to that requirement: on October 3, 2018, the Provincia Santa Fe Ministerio de Medio Ambiente of Argentina issued a Notice of Violation to Industrias John Deere Argentina in connection with alleged groundwater contamination at the site; the Company worked with the appropriate authorities to implement corrective actions to remediate the site. On December 16, 2019, the Provincia Santa Fe Ministerio de Medio Ambiente issued a Notice of Fine. The current amount of the fine is approximately $296,000. The Company has filed an appeal with the Provincia Santa Fe Ministerio de Medio Ambiente. The Company believes the reasonably possible range of losses for this and other unresolved legal actions would not have a material effect on its financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2021 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased (2)	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Nov 2 to Nov 29	369	$251.45	369	28.6
Nov 30 to Dec 27	336	257.00	297	28.3
Dec 28 to Jan 31	587	294.36	587	27.7
Total	1,292		1,253
(1)	During the first quarter of 2021, the Company had a share repurchase plan that was announced in December 2013 to purchase up to $8,000 million of shares of the Company’s common stock. In December 2019, the Company announced an additional share repurchase plan authorizing the purchase of up to $8,000 million of shares of the Company’s common stock. The share repurchases under the December 2013 plan were completed in January 2021. The maximum number of shares that may yet be purchased under the December 2019 plan was based on the end of the first quarter closing share price of $288.80 per share. At the end of the first quarter of 2021, $7,997 million of common stock remains to be purchased under the plan.
(2)	In the first quarter of 2021, approximately 39 thousand shares were purchased from plan participants at a market price to pay payroll taxes on certain restricted stock awards. The shares were valued at a weighted-average market price of $255.80.

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

DEERE & COMPANY

Date:	February 25, 2021	By:	/s/ Ryan D. Campbell
Ryan D. Campbell Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)