Form 10-Q
period 2021-05-02
DEERE & CO
filed 2021-05-27
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2021

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

Yes ☐ No ☒

At May 2, 2021, 311,942,092 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended May 2, 2021 and May 3, 2020
(In millions of dollars and shares except per share amounts) Unaudited
	2021	2020
Net Sales and Revenues
Net sales	$10,998	$8,224
Finance and interest income	809	849
Other income	251	180
Total	12,058	9,253

Costs and Expenses
Cost of sales	7,928	6,294
Research and development expenses	377	406
Selling, administrative and general expenses	838	906
Interest expense	268	342
Other operating expenses	335	377
Total	9,746	8,325

Income of Consolidated Group before Income Taxes	2,312	928
Provision for income taxes	530	245

Income of Consolidated Group	1,782	683
Equity in income (loss) of unconsolidated affiliates	8	(17)

Net Income	1,790	666
Less: Net income attributable to noncontrolling interests
Net Income Attributable to Deere & Company	$1,790	$666

Per Share Data
Basic	$5.72	$2.13
Diluted	$5.68	$2.11

Average Shares Outstanding
Basic	312.8	313.2
Diluted	315.2	316.2

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended May 2, 2021 and May 3, 2020
(In millions of dollars) Unaudited
	2021	2020

Net Income	$1,790	$666

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	91	57
Cumulative translation adjustment	37	(441)
Unrealized gain (loss) on derivatives	3	(8)
Unrealized gain (loss) on debt securities	(13)	6
Other Comprehensive Income (Loss), Net of Income Taxes	118	(386)

Comprehensive Income of Consolidated Group	1,908	280
Less: Comprehensive income attributable to noncontrolling interests
Comprehensive Income Attributable to Deere & Company	$1,908	$280

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Six Months Ended May 2, 2021 and May 3, 2020
(In millions of dollars and shares except per share amounts) Unaudited
	2021	2020
Net Sales and Revenues
Net sales	$19,049	$14,754
Finance and interest income	1,644	1,745
Other income	477	385
Total	21,170	16,884

Costs and Expenses
Cost of sales	13,734	11,371
Research and development expenses	743	831
Selling, administrative and general expenses	1,607	1,715
Interest expense	538	678
Other operating expenses	708	792
Total	17,330	15,387

Income of Consolidated Group before Income Taxes	3,840	1,497
Provision for income taxes	838	295

Income of Consolidated Group	3,002	1,202
Equity in income (loss) of unconsolidated affiliates	12	(18)

Net Income	3,014	1,184
Less: Net income attributable to noncontrolling interests	1	2
Net Income Attributable to Deere & Company	$3,013	$1,182

Per Share Data
Basic	$9.62	$3.77
Diluted	$9.55	$3.73

Average Shares Outstanding
Basic	313.1	313.3
Diluted	315.6	316.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Six Months Ended May 2, 2021 and May 3, 2020
(In millions of dollars) Unaudited
	2021	2020

Net Income	$3,014	$1,184

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	154	287
Cumulative translation adjustment	433	(398)
Unrealized gain (loss) on derivatives	7	(8)
Unrealized gain (loss) on debt securities	(15)	11
Other Comprehensive Income (Loss), Net of Income Taxes	579	(108)

Comprehensive Income of Consolidated Group	3,593	1,076
Less: Comprehensive income attributable to noncontrolling interests	1	2
Comprehensive Income Attributable to Deere & Company	$3,592	$1,074

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	May 2	November 1	May 3
	2021	2020	2020
Assets
Cash and cash equivalents	$7,182	$7,066	$8,900
Marketable securities	668	641	626
Receivables from unconsolidated affiliates	31	31	32
Trade accounts and notes receivable – net	6,158	4,171	5,986
Financing receivables – net	30,994	29,750	27,256
Financing receivables securitized – net	4,107	4,703	4,685
Other receivables	1,473	1,220	1,212
Equipment on operating leases – net	7,108	7,298	7,245
Inventories	6,042	4,999	6,171
Property and equipment – net	5,704	5,817	5,685
Investments in unconsolidated affiliates	182	193	192
Goodwill	3,190	3,081	2,917
Other intangible assets – net	1,310	1,327	1,311
Retirement benefits	951	863	960
Deferred income taxes	1,724	1,499	1,435
Other assets	2,155	2,432	2,713
Total Assets	$78,979	$75,091	$77,326

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$9,911	$8,582	$11,179
Short-term securitization borrowings	4,106	4,682	4,640
Payables to unconsolidated affiliates	155	105	91
Accounts payable and accrued expenses	10,527	10,112	9,072
Deferred income taxes	533	519	475
Long-term borrowings	33,346	32,734	34,324
Retirement benefits and other liabilities	5,305	5,413	5,680
Total liabilities	63,883	62,147	65,461

Commitments and contingencies (Note 18)

Stockholders’ Equity
Common stock, $1 par value (issued shares at May 2, 2021 – 536,431,204)	4,999	4,895	4,713
Common stock in treasury	(19,052)	(18,065)	(17,690)
Retained earnings	34,105	31,646	30,556
Accumulated other comprehensive income (loss)	(4,960)	(5,539)	(5,715)
Total Deere & Company stockholders’ equity	15,092	12,937	11,864
Noncontrolling interests	4	7	1
Total stockholders’ equity	15,096	12,944	11,865
Total Liabilities and Stockholders’ Equity	$78,979	$75,091	$77,326

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Six Months Ended May 2, 2021 and May 3, 2020
(In millions of dollars) Unaudited
	2021	2020
Cash Flows from Operating Activities
Net income	$3,014	$1,184
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(24)	107
Provision for depreciation and amortization	1,054	1,067
Impairment charges	50	114
Share-based compensation expense	45	48
Undistributed earnings of unconsolidated affiliates	11	(8)
Credit for deferred income taxes	(213)	(61)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(1,124)	(491)
Inventories	(1,193)	(496)
Accounts payable and accrued expenses	318	(707)
Accrued income taxes payable/receivable	54	(173)
Retirement benefits	(5)	58
Other	(201)	134
Net cash provided by operating activities	1,786	776

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	10,367	9,624
Proceeds from maturities and sales of marketable securities	47	39
Proceeds from sales of equipment on operating leases	1,011	898
Cost of receivables acquired (excluding receivables related to sales)	(11,359)	(9,367)
Acquisitions of businesses, net of cash acquired	(19)
Purchases of marketable securities	(74)	(71)
Purchases of property and equipment	(320)	(441)
Cost of equipment on operating leases acquired	(764)	(960)
Collateral on derivatives – net	(255)	319
Other	(21)	(11)
Net cash provided by (used for) investing activities	(1,387)	30

Cash Flows from Financing Activities
Increase in total short-term borrowings	212	1,138
Proceeds from long-term borrowings	3,967	7,275
Payments of long-term borrowings	(3,157)	(3,315)
Proceeds from issuance of common stock	116	70
Repurchases of common stock	(1,044)	(263)
Dividends paid	(480)	(481)
Other	(55)	(81)
Net cash provided by (used for) financing activities	(441)	4,343

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	151	(102)

Net Increase in Cash, Cash Equivalents, and Restricted Cash	109	5,047
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,172	3,956
Cash, Cash Equivalents, and Restricted Cash at End of Period	$7,281	$9,003

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended May 2, 2021 and May 3, 2020
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Three Months Ended May 3, 2020
Balance February 2, 2020	$11,930	$4,675	$(17,549)	$30,129	$(5,329)	$4	$14
Net income	666			666
Other comprehensive loss	(386)				(386)
Repurchases of common stock	(149)		(149)
Treasury shares reissued	8		8
Dividends declared	(241)			(238)		(3)
Noncontrolling interest redemption (Note 22)							(14)
Stock options and other	37	38		(1)
Balance May 3, 2020	$11,865	$4,713	$(17,690)	$30,556	$(5,715)	$1

Six Months Ended May 3, 2020
Balance November 3, 2019	$11,417	$4,642	$(17,474)	$29,852	$(5,607)	$4	$14
Net income	1,183			1,182		1	1
Other comprehensive loss	(108)				(108)
Repurchases of common stock	(263)		(263)
Treasury shares reissued	47		47
Dividends declared	(480)			(477)		(3)	(1)
Noncontrolling interest redemption (Note 22)							(14)
Stock options and other	69	71		(1)		(1)
Balance May 3, 2020	$11,865	$4,713	$(17,690)	$30,556	$(5,715)	$1

Three Months Ended May 2, 2021
Balance January 31, 2021	$14,086	$4,942	$(18,377)	$32,596	$(5,078)	$3
Net income	1,790			1,790
Other comprehensive income	118				118
Repurchases of common stock	(692)		(692)
Treasury shares reissued	17		17
Dividends declared	(282)			(282)
Stock options and other	59	57		1		1
Balance May 2, 2021	$15,096	$4,999	$(19,052)	$34,105	$(4,960)	$4

Six Months Ended May 2, 2021
Balance November 1, 2020	$12,944	$4,895	$(18,065)	$31,646	$(5,539)	$7
ASU No. 2016-13 adoption (Note 3)	(35)			(35)
Net income	3,014			3,013		1
Other comprehensive income	579				579
Repurchases of common stock	(1,044)		(1,044)
Treasury shares reissued	57		57
Dividends declared	(520)			(520)
Stock options and other	101	104		1		(4)
Balance May 2, 2021	$15,096	$4,999	$(19,052)	$34,105	$(4,960)	$4

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal year 2021 and 2020 were May 2, 2021 and May 3, 2020, respectively. Both second quarters contained 13 weeks, while both year-to-date periods contained 26 weeks.

Prior to November 2, 2020, the operating results of the Wirtgen Group (Wirtgen) were incorporated into the Company’s consolidated financial statements using a one-month lag period. In the first quarter of 2021, the reporting lag was eliminated resulting in one additional month of Wirtgen activity in the first quarter and the year-to-date period. The effect was an increase to “Net sales” of $270 million, which the Company considers immaterial to construction and forestry’s annual net sales. Prior period results were not restated.

Variable Interest Entities

The Company consolidates certain variable interest entities (VIEs) related to retail note securitizations (see Note 12).

The Company also has an interest in a joint venture that manufactures construction equipment in Brazil for local and overseas markets. The joint venture is a VIE; however, the Company is not the primary beneficiary. Therefore, the entity’s financial results are not fully consolidated in the Company’s consolidated financial statements, but are included on the equity basis. The maximum exposure to loss was $7 million, $5 million, and $13 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively.

(2)  Summary of Significant Accounting Policies and Cash Flow Information

The interim consolidated financial statements of Deere & Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All adjustments, consisting of normal recurring adjustments, have been included. Management believes the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. It is suggested these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest annual report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

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

The Company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The Company transferred inventory to equipment on operating leases of approximately $267 million and $254 million in the first six months of 2021 and 2020, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $40 million and $46 million at May 2, 2021 and May 3, 2020, respectively.

The Company’s restricted cash held at May 2, 2021, November 1, 2020, May 3, 2020, and November 3, 2019 was as follows in millions of dollars:

	May 2	November 1	May 3	November 3
	2021	2020	2020	2019
Equipment operations	$12	$11	$11	$21
Financial services	87	95	92	78
Total	$99	$106	$103	$99

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

The effects of adopting the ASU on the consolidated balance sheet were as follows in millions of dollars:

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

New Accounting Standards to be Adopted

The Company will adopt the following standards in future periods, none of which are expected to have a material effect on the Company’s consolidated financial statements:

No. 2019-12	Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes
No. 2020-08	Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs

(4)  Revenue Recognition

The Company’s revenue by primary geographical market, major product line, and timing of revenue recognition was as follows in millions of dollars:

	Three Months Ended May 2, 2021
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographical markets:
United States	$2,211	$1,838	$1,481	$608	$6,138
Canada	252	144	320	153	869
Western Europe	589	738	514	26	1,867
Central Europe and CIS	531	160	209	9	909
Latin America	700	103	220	60	1,083
Asia, Africa, Australia, New Zealand, and Middle East	319	444	393	36	1,192
Total	$4,602	$3,427	$3,137	$892	$12,058

Major product lines:
Production agriculture	$4,466				$4,466
Small agriculture		$2,417			2,417
Turf		898			898
Construction			$1,232		1,232
Compact construction			396		396
Roadbuilding			1,066		1,066
Forestry			343		343
Financial products	12	10	5	$892	919
Other	124	102	95		321
Total	$4,602	$3,427	$3,137	$892	$12,058

Timing of revenue recognition:
Revenue recognized at a point in time	$4,562	$3,412	$3,114	$26	$11,114
Revenue recognized over time	40	15	23	866	944
Total	$4,602	$3,427	$3,137	$892	$12,058

	Six Months Ended May 2, 2021
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographical markets:
United States	$3,820	$3,261	$2,683	$1,206	$10,970
Canada	364	223	508	307	1,402
Western Europe	1,038	1,224	953	50	3,265
Central Europe and CIS	692	244	387	18	1,341
Latin America	1,213	180	390	119	1,902
Asia, Africa, Australia, New Zealand, and Middle East	623	845	746	76	2,290
Total	$7,750	$5,977	$5,667	$1,776	$21,170

Major product lines:
Production agriculture	$7,478				$7,478
Small agriculture		$4,228			4,228
Turf		1,549			1,549
Construction			$2,119		2,119
Compact construction			742		742
Roadbuilding			1,976		1,976
Forestry			633		633
Financial products	28	20	12	$1,776	1,836
Other	244	180	185		609
Total	$7,750	$5,977	$5,667	$1,776	$21,170

Timing of revenue recognition:
Revenue recognized at a point in time	$7,668	$5,946	$5,614	$50	$19,278
Revenue recognized over time	82	31	53	1,726	1,892
Total	$7,750	$5,977	$5,667	$1,776	$21,170

	Three Months Ended May 3, 2020
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographical markets:
United States	$1,841	$1,540	$1,263	$604	$5,248
Canada	177	89	166	151	583
Western Europe	540	571	358	22	1,491
Central Europe and CIS	258	80	140	8	486
Latin America	394	64	135	60	653
Asia, Africa, Australia, New Zealand, and Middle East	221	290	251	30	792
Total	$3,431	$2,634	$2,313	$875	$9,253

Major product lines:
Production agriculture	$3,280				$3,280
Small agriculture		$1,771			1,771
Turf		806			806
Construction			$877		877
Compact construction			339		339
Roadbuilding			723		723
Forestry			254		254
Financial products	13	8	6	$875	902
Other	138	49	114		301
Total	$3,431	$2,634	$2,313	$875	$9,253

Timing of revenue recognition:
Revenue recognized at a point in time	$3,396	$2,620	$2,287	$26	$8,329
Revenue recognized over time	35	14	26	849	924
Total	$3,431	$2,634	$2,313	$875	$9,253

	Six Months Ended May 3, 2020
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographical markets:
United States	$3,276	$2,605	$2,283	$1,247	$9,411
Canada	261	143	338	307	1,049
Western Europe	905	984	697	44	2,630
Central Europe and CIS	389	169	299	18	875
Latin America	778	135	294	126	1,333
Asia, Africa, Australia, New Zealand, and Middle East	410	605	507	64	1,586
Total	$6,019	$4,641	$4,418	$1,806	$16,884

Major product lines:
Production agriculture	$5,706				$5,706
Small agriculture		$3,249			3,249
Turf		1,274			1,274
Construction			$1,718		1,718
Compact construction			627		627
Roadbuilding			1,328		1,328
Forestry			528		528
Financial products	34	14	13	$1,806	1,867
Other	279	104	204		587
Total	$6,019	$4,641	$4,418	$1,806	$16,884

Timing of revenue recognition:
Revenue recognized at a point in time	$5,941	$4,615	$4,366	$52	$14,974
Revenue recognized over time	78	26	52	1,754	1,910
Total	$6,019	$4,641	$4,418	$1,806	$16,884

Following is a description of the Company’s major product lines:

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

Other – Includes sales of components to other equipment manufacturers that are included in “Net sales”; and revenue earned over time from precision guidance, telematics, and other information enabled solutions, revenue from service performed at Company owned dealerships and service centers, gains on disposition of property and businesses, trademark licensing revenue, and other miscellaneous revenue items that are included in “Other income.”

The Company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These items are primarily for premiums for extended warranties, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses” in the consolidated balance sheet. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 18, was $1,249 million, $1,090 million, and $1,077 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively. The contract liability is reduced as the revenue is recognized. During the three months ended May 2, 2021 and May 3, 2020, $111 million and $97 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year. During the six months ended May 2, 2021 and May 3, 2020, $335 million and $278 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year.

The Company entered into contracts with customers to deliver equipment and services that have not been recognized at May 2, 2021 because the equipment or services have not been provided. These contracts primarily relate to extended warranty and certain precision guidance and telematic services. The amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $962 million at May 2, 2021. The estimated revenue to be recognized by fiscal year follows in millions of dollars: remainder of 2021 - $199, 2022 - $318, 2023 - $224, 2024 - $130, 2025 - $58, 2026 - $30 and later years - $3. The Company discloses unsatisfied performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are generally for sales to dealers and end customers for equipment, service parts, repair services, and certain telematics services.

During 2020, and to a much lesser extent in 2021, the Company provided short-term payment relief on trade accounts and notes receivables to independent dealers and certain other customers that were negatively affected by the economic effects of COVID. The relief was provided both in regional programs and case-by-case situations with creditworthy customers. This relief generally included payment deferrals not exceeding three months, extending interest-free periods for up to an additional three months with the total interest-free period not to exceed one year, or reducing interest rates for a maximum of three months. The trade receivable balance granted relief since the beginning of the pandemic that remained outstanding at May 2, 2021 was not material.

(5)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) was as follows in millions of dollars:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Debt Securities	Income (Loss)
Balance November 3, 2019	$(3,915)	$(1,651)	$(60)	$19	$(5,607)
Other comprehensive income (loss) items before reclassification	186	(398)	(13)	11	(214)
Amounts reclassified from accumulated other comprehensive income	101		5		106
Net current period other comprehensive income (loss)	287	(398)	(8)	11	(108)
Balance May 3, 2020	$(3,628)	$(2,049)	$(68)	$30	$(5,715)

Balance November 1, 2020	$(3,918)	$(1,596)	$(58)	$33	$(5,539)
Other comprehensive income (loss) items before reclassification	31	433		(15)	449
Amounts reclassified from accumulated other comprehensive income	123		7		130
Net current period other comprehensive income (loss)	154	433	7	(15)	579
Balance May 2, 2021	$(3,764)	$(1,163)	$(51)	$18	$(4,960)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars. Retirement benefits adjustment reclassifications for actuarial gain (loss), prior service (credit) cost, and settlements are included in net periodic pension and other postretirement benefit costs (see Note 8).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended May 2, 2021	Amount	Credit	Amount
Cumulative translation adjustment	$37		$37
Unrealized gain (loss) on derivatives:
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	4	$(1)	3
Net unrealized gain (loss) on derivatives	4	(1)	3
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(14)	1	(13)
Net unrealized gain (loss) on debt securities	(14)	1	(13)
Retirement benefits adjustment:
Net actuarial gain (loss)	41	(9)	32
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	72	(19)	53
Prior service (credit) cost	2		2
Settlements	5	(1)	4
Net unrealized gain (loss) on retirement benefits adjustment	120	(29)	91
Total other comprehensive income (loss)	$147	$(29)	$118

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended May 2, 2021	Amount	Credit	Amount
Cumulative translation adjustment	$431	$2	$433
Unrealized gain (loss) on derivatives:
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	9	(2)	7
Net unrealized gain (loss) on derivatives	9	(2)	7
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(17)	2	(15)
Net unrealized gain (loss) on debt securities	(17)	2	(15)
Retirement benefits adjustment:
Net actuarial gain (loss)	40	(9)	31
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	142	(36)	106
Prior service (credit) cost	4	(1)	3
Settlements	18	(4)	14
Net unrealized gain (loss) on retirement benefits adjustment	204	(50)	154
Total other comprehensive income (loss)	$627	$(48)	$579

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended May 3, 2020	Amount	Credit	Amount
Cumulative translation adjustment	$(441)		$(441)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(15)	$3	(12)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	4		4
Net unrealized gain (loss) on derivatives	(11)	3	(8)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	8	(2)	6
Net unrealized gain (loss) on debt securities	8	(2)	6
Retirement benefits adjustment:
Net actuarial gain (loss)	1	(1)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	69	(17)	52
Prior service (credit) cost	2		2
Settlements	3		3
Net unrealized gain (loss) on retirement benefits adjustment	75	(18)	57
Total other comprehensive income (loss)	$(369)	$(17)	$(386)

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended May 3, 2020	Amount	Credit	Amount
Cumulative translation adjustment	$(398)		$(398)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(17)	$4	(13)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	6	(1)	5
Net unrealized gain (loss) on derivatives	(11)	3	(8)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	14	(3)	11
Net unrealized gain (loss) on debt securities	14	(3)	11
Retirement benefits adjustment:
Net actuarial gain (loss)	247	(61)	186
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	138	(45)	93
Prior service (credit) cost	4	(1)	3
Settlements	6	(1)	5
Net unrealized gain (loss) on retirement benefits adjustment	395	(108)	287
Total other comprehensive income (loss)		$(108)	$(108)

(6)  Dividends Declared and Paid

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended		Six Months Ended
	May 2	May 3	May 2	May 3
	2021	2020	2021	2020
Dividends declared	$.90	$.76	$1.66	$1.52
Dividends paid	$.76	$.76	$1.52	$1.52

(7)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Six Months Ended
	May 2	May 3	May 2	May 3
	2021	2020	2021	2020
Net income attributable to Deere & Company	$1,790	$666	$3,013	$1,182
Average shares outstanding	312.8	313.2	313.1	313.3
Basic per share	$5.72	$2.13	$9.62	$3.77

Average shares outstanding	312.8	313.2	313.1	313.3
Effect of dilutive share-based compensation	2.4	3.0	2.5	3.4
Total potential shares outstanding	315.2	316.2	315.6	316.7
Diluted per share	$5.68	$2.11	$9.55	$3.73

During the second quarter and first six months of 2021, no shares were antidilutive. During the second quarter and first six months of 2020, 1.0 million shares and .6 million shares, respectively, were excluded from the above per share computation because the incremental shares would have been antidilutive.

(8)  Pension and Other Postretirement Benefits

The Company has several defined benefit pension plans and postretirement benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	May 2	May 3	May 2	May 3
	2021	2020	2021	2020
Service cost	$83	$77	$168	$161
Interest cost	69	87	138	174
Expected return on plan assets	(200)	(204)	(400)	(409)
Amortization of actuarial loss	65	62	128	124
Amortization of prior service cost	3	3	6	6
Settlements	5	3	18	6
Net cost	$25	$28	$58	$62

The worldwide components of net periodic OPEB cost consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	May 2	May 3	May 2	May 3
	2021	2020	2021	2020
Service cost	$12	$12	$24	$24
Interest cost	25	35	51	72
Expected return on plan assets	(20)	(12)	(39)	(24)
Amortization of actuarial loss	7	7	14	14
Amortization of prior service credit	(1)	(1)	(2)	(2)
Curtailments				21
Net cost	$23	$41	$48	$105

The components of net periodic pension and OPEB costs excluding the service cost component are included in the line item “Other operating expenses” in the statement of consolidated income.

In the first quarter of 2020, the Company remeasured the U.S. salary OPEB health care plans due to the U.S. voluntary employee-separation program (see Note 22), which resulted in a $21 million curtailment loss.

During the first six months of 2021, the Company contributed approximately $68 million to its pension plans and $85 million to its OPEB plans. The Company presently anticipates contributing an additional $33 million to its pension plans and $757 million to its OPEB plans during the remainder of fiscal year 2021. The anticipated OPEB contributions include a voluntary $700 million in the fourth quarter to a U.S. plan, which will increase plan assets. The pension and OPEB contributions exceeding the voluntary amount primarily include direct benefit payments from Company funds.

(9)  Income Taxes

The Company’s unrecognized tax benefits at May 2, 2021, November 1, 2020, and May 3, 2020 were $751 million, $668 million, and $610 million, respectively. The liability at May 2, 2021, November 1, 2020, and May 3, 2020 consisted of approximately $189 million, $134 million, and $145 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

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

Worldwide net sales and revenues, operating profit, and identifiable assets by segment were as follows in millions of dollars. Operating profit is income from continuing operations before corporate expenses, certain external interest expense, certain foreign exchange gains and losses, and income taxes. Operating profit of the financial services segment includes the effect of interest expense and foreign exchange gains and losses. Reconciling items to net income are primarily corporate expenses, certain external interest expense, certain foreign exchange gains and losses, pension and OPEB benefit costs excluding the service cost component, and net income attributable to noncontrolling interests.

	Three Months Ended			Six Months Ended
	May 2	May 3%		May 2	May 3%
	2021	2020	Change	2021	2020	Change
Net sales and revenues:
Production & precision ag net sales	$4,529	$3,365	+35	$7,599	$5,872	+29
Small ag & turf net sales	3,390	2,603	+30	5,904	4,583	+29
Construction & forestry net sales	3,079	2,256	+36	5,546	4,299	+29
Financial services revenues	892	875	+2	1,776	1,806	-2
Other revenues	168	154	+9	345	324	+6
Total net sales and revenues	$12,058	$9,253	+30	$21,170	$16,884	+25
Operating profit:
Production & precision ag	$1,007	$568	+77	$1,651	$786	+110
Small ag & turf	648	226	+187	1,117	381	+193
Construction & forestry	489	96	+409	756	189	+300
Financial services	295	75	+293	553	254	+118
Total operating profit	2,439	965	+153	4,077	1,610	+153
Reconciling items	(119)	(54)	+120	(226)	(133)	+70
Income taxes	(530)	(245)	+116	(838)	(295)	+184
Net income attributable to Deere & Company	$1,790	$666	+169	$3,013	$1,182	+155

Intersegment sales and revenues:
Production & precision ag net sales	$7	$7		$13	$14	-7
Small ag & turf net sales	4	1	+300	8	1	+700
Construction & forestry net sales
Financial services	62	93	-33	112	159	-30

Outside the U.S. and Canada:
Net sales and revenues	$5,051	$3,422	+48	$8,798	$6,424	+37
Operating profit	1,003	232	+332	1,633	533	+206

At the beginning of fiscal year 2021, the Company reclassified goodwill from identifiable operating segment assets to corporate assets for segment reporting, as goodwill is no longer considered in evaluating the operating performance of the segments. Prior period amounts have been restated for a consistent presentation.

	May 2	November 1	May 3
	2021	2020	2020
Identifiable assets:
Production & precision ag	$6,602	$5,708	$6,328
Small ag & turf	3,605	3,266	3,485
Construction & forestry	6,500	6,322	6,984
Financial services	50,849	48,719	48,664
Corporate	11,423	11,076	11,865
Total assets	$78,979	$75,091	$77,326

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

Due to the economic effects of COVID, the Company provided short-term payment relief to dealers and retail customers during 2020, and to a much lesser extent in 2021. The relief was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. Financing receivables granted relief since the beginning of the pandemic that remained outstanding at May 2, 2021 represented approximately 4 percent of the financing receivables balance. The majority of financing receivables granted short-term relief are beyond the deferral period and have either resumed making payments or are reported as delinquent based on the modified payment schedule.

While the Company implemented a new strategy in fiscal year 2021 resulting in new operating segments, assets managed by financial services, including most financing receivables and equipment on operating leases, continue to be evaluated by market (agriculture and turf or construction and forestry).

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, customer receivables), was as follows in millions of dollars at May 2, 2021:

	Year of Origination
	2021	2020	2019	2018	2017	Prior	Revolving Charge Accounts	Total
Customer receivables:
Agriculture and turf
Current	$6,017	$8,375	$4,436	$2,402	$1,136	$494	$3,221	$26,081
30-59 days past due	20	64	41	19	10	5	20	179
60-89 days past due	5	34	18	9	4	2	5	77
90+ days past due			1	1				2
Non-performing	2	51	69	54	29	33	16	254
Construction and forestry
Current	1,568	2,077	1,106	454	118	22	81	5,426
30-59 days past due	21	43	35	14	5	1	3	122
60-89 days past due	6	13	12	7	3	1	1	43
90+ days past due		2	10	5	6	3		26
Non-performing	1	38	37	22	11	7	1	117
Total customer receivables	$7,640	$10,697	$5,765	$2,987	$1,322	$568	$3,348	$32,327

The credit quality analysis of customer receivables was as follows in millions of dollars at November 1, 2020 and May 3, 2020:

	November 1, 2020			May 3, 2020
	Retail Notes & Financing Leases	Revolving Charge Accounts	Total	Retail Notes & Financing Leases	Revolving Charge Accounts	Total
Customer receivables:
Agriculture and turf
Current	$21,597	$3,787	$25,384	$19,178	$3,282	$22,460
30-59 days past due	135	13	148	215	32	247
60-89 days past due	64	4	68	103	13	116
90+ days past due	2		2	3		3
Non-performing	263	6	269	310	42	352
Construction and forestry
Current	4,859	88	4,947	4,169	78	4,247
30-59 days past due	111	2	113	174	4	178
60-89 days past due	55	1	56	58	2	60
90+ days past due	14		14	18		18
Non-performing	106	1	107	176	1	177
Total customer receivables	$27,206	$3,902	$31,108	$24,404	$3,454	$27,858

The credit quality analysis of wholesale receivables was as follows in millions of dollars at May 2, 2021:

	Year of Origination
	2021	2020	2019	2018	2017	Prior	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$191	$144	$55	$13	$4	$1	$2,146	$2,554
30-59 days past due
60-89 days past due
90+ days past due
Non-performing			22					22
Construction and forestry
Current	5	10	15	1	1	3	341	376
30-59 days past due
60-89 days past due
90+ days past due
Non-performing
Total wholesale receivables	$196	$154	$92	$14	$5	$4	$2,487	$2,952

The credit quality analysis of wholesale receivables was as follows in millions of dollars at November 1, 2020 and May 3, 2020:

	November 1	May 3
	2020	2020
Wholesale receivables:
Agriculture and turf
Current	$3,010	$3,704
30-59 days past due
60-89 days past due
90+ days past due
Non-performing	47	62
Construction and forestry
Current	472	510
30-59 days past due
60-89 days past due
90+ days past due
Non-performing		2
Total wholesale receivables	$3,529	$4,278

The allowance for credit losses is an estimate of the credit losses expected over the life of the Company’s receivable portfolio. The Company measures expected credit losses on a collective basis when similar risk characteristics exist. Risk characteristics considered by the Company include finance product category, market, geography, credit risk, and remaining duration. Receivables that do not share risk characteristics with other receivables in the portfolio are evaluated on an individual basis. Non-performing financing receivables are included in the estimate of expected credit losses.

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

An analysis of the allowance for credit losses and investment in financing receivables follows in millions of dollars during the periods:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Three Months Ended May 2, 2021
Allowance:
Beginning of period balance	$180	$24	$7	$211
Provision (credit)	(17)	(6)		(23)
Write-offs	(15)	(9)		(24)
Recoveries	4	10		14
End of period balance	$152	$19	$7	$178

Six Months Ended May 2, 2021
Allowance:
Beginning of period balance	$133	$43	$8	$184
ASU No. 2016-13 adoption	44	(13)		31
Provision (credit)	(13)	(16)	(1)	(30)
Write-offs	(23)	(14)		(37)
Recoveries	10	19		29
Translation adjustments	1			1
End of period balance	$152	$19	$7	$178
Financing receivables:
End of period balance	$28,979	$3,348	$2,952	$35,279

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Three Months Ended May 3, 2020
Allowance:
Beginning of period balance	$106	$40	$11	$157
Provision	65	20		85
Write-offs	(26)	(23)		(49)
Recoveries	3	6		9
Translation adjustments	(7)			(7)
End of period balance	$141	$43	$11	$195

Six Months Ended May 3, 2020
Allowance:
Beginning of period balance	$107	$40	$3	$150
Provision	82	18	6	106
Write-offs	(45)	(29)		(74)
Recoveries	6	14		20
Translation adjustments	(9)		2	(7)
End of period balance	$141	$43	$11	$195
Financing receivables:
End of period balance	$24,404	$3,454	$4,278	$32,136

The allowance for credit losses on financing receivables decreased $33 million in the second quarter of 2021, primarily due to lower expected losses on retail notes and financing leases in the construction and forestry market and better than expected performance of accounts granted payment relief due to the economic effects of COVID. The allowance for credit losses on revolving charge accounts also decreased in the second quarter of 2021, reflecting strong payment performance due to continued improvement in the agricultural market. For the first six months of 2021, the allowance for credit losses on financing receivables decreased slightly, as the reductions noted above were largely offset by the impact of adopting ASU No. 2016-13.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity date, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first six months of 2021, the Company identified 199 receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $8 million pre-modification and $7 million post-modification. During the first six months of 2020, there were 259 receivable contracts, primarily wholesale receivables in Argentina, identified as troubled debt restructurings with aggregate balances of $94 million pre-modification and $83 million post-modification. The short-term payment relief related to COVID, mentioned earlier, did not meet the definition of a troubled debt restructuring. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At May 3, 2021, the Company had no commitments to lend to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,875 million, $2,898 million, and $3,017 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,833 million, $2,856 million, and $2,977 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $397 million, $576 million, and $542 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $383 million, $554 million, and $515 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $926 million, $1,327 million, and $1,221 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $893 million, $1,275 million, and $1,154 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

May 2
2021
Carrying value of liabilities	$893
Maximum exposure to loss	926

The total assets of unconsolidated VIEs related to securitizations were approximately $35 billion at May 2, 2021.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows in millions of dollars:

	May 2	November 1	May 3
	2021	2020	2020
Financing receivables securitized (retail notes)	$4,122	$4,716	$4,703
Allowance for credit losses	(15)	(13)	(18)
Other assets	91	98	95
Total restricted securitized assets	$4,198	$4,801	$4,780

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows in millions of dollars:

	May 2	November 1	May 3
	2021	2020	2020
Short-term securitization borrowings	$4,106	$4,682	$4,640
Accrued interest on borrowings	3	3	6
Total liabilities related to restricted securitized assets	$4,109	$4,685	$4,646

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At May 2, 2021, the maximum remaining term of all securitized retail notes was approximately six years.

(13)  Inventories

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	May 2	November 1	May 3
	2021	2020	2020
Raw materials and supplies	$2,469	$1,995	$2,394
Work-in-process	967	648	722
Finished goods and parts	4,334	4,006	4,646
Total FIFO value	7,770	6,649	7,762
Less adjustment to LIFO value	1,728	1,650	1,591
Inventories	$6,042	$4,999	$6,171

(14)  Goodwill and Other Intangible Assets–Net

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Production &	Small Ag	Construction
	Precision Ag	& Turf	& Forestry	Total
Goodwill at November 3, 2019	$310	$264	$2,343	$2,917
Translation adjustments and other	(5)	(4)	9
Goodwill at May 3, 2020	$305	$260	$2,352	$2,917

Goodwill at November 1, 2020	$333	$268	$2,480	$3,081
Acquisition	12			12
Translation adjustments and other	10	(2)	89	97
Goodwill at May 2, 2021	$355	$266	$2,569	$3,190

There were no accumulated goodwill impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	May 2	November 1	May 3
	2021	2020	2020
Amortized intangible assets:
Customer lists and relationships	$549	$535	$509
Technology, patents, trademarks, and other	1,097	1,056	1,006
Total at cost	1,646	1,591	1,515
Less accumulated amortization:
Customer lists and relationships	136	113	93
Technology, patents, trademarks, and other	323	274	234
Total accumulated amortization	459	387	327
Amortized intangible assets, net	1,187	1,204	1,188
Unamortized intangible assets:
In-process research and development	123	123	123
Other intangible assets – net	$1,310	$1,327	$1,311

The amortization of other intangible assets in the second quarter and the first six months of 2021 was $27 million and $62 million, and for 2020 was $26 million and $51 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2021 – $55, 2022 – $109, 2023 – $107, 2024 – $103, 2025 – $100, and 2026 –$98.

(15)  Total Short-Term Borrowings

Total short-term borrowings were as follows in millions of dollars:

	May 2	November 1	May 3
	2021	2020	2020
Equipment Operations
Commercial paper			$466
Notes payable to banks	$122	$192	439
Finance lease obligations due within one year	24	21	13
Long-term borrowings due within one year	206	79	480
Total	352	292	1,398
Financial Services
Commercial paper	2,259	1,238	2,958
Notes payable to banks	89	182	236
Long-term borrowings due within one year	7,211	6,870	6,587
Total	9,559	8,290	9,781
Short-term borrowings	9,911	8,582	11,179
Short-term securitization borrowings
Equipment Operations	14	26	37
Financial Services	4,092	4,656	4,603
Total	4,106	4,682	4,640
Total short-term borrowings	$14,017	$13,264	$15,819

(16)  Long-Term Borrowings

Long-term borrowings were as follows in millions of dollars. The financial services medium-term notes include fair value adjustments related to interest rate swaps.

	May 2	November 1	May 3
	2021	2020	2020
Equipment Operations
U.S. dollar notes and debentures:
8½% debentures due 2022		$105	$105
2.60% notes due 2022	$1,000	1,000	1,000
2.75% notes due 2025	700	700	700
6.55% debentures due 2028	200	200	200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
7.125% notes due 2031	300	300	300
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
Euro notes:
.5% notes due 2023 (€500 principal)	606	584	548
1.375% notes due 2024 (€800 principal)	969	934	876
1.85% notes due 2028 (€600 principal)	727	700	657
2.20% notes due 2032 (€600 principal)	727	700	657
1.65% notes due 2039 (€650 principal)	788	759	712
Finance lease obligations and other notes	115	153	204
Less debt issuance costs and debt discounts	58	61	62
Total	10,124	10,124	9,947
Financial Services
Notes and debentures:
Medium-term notes: (principal as of: May 2, 2021 - $21,800, November 1, 2020 - $20,996, May 3, 2020 - $22,565)	22,161	21,661	23,326
Other notes	1,121	1,003	1,111
Less debt issuance costs and debt discounts	60	54	60
Total	23,222	22,610	24,377
Long-term borrowings	$33,346	$32,734	$34,324

(17)  Leases

Lessee

Operating and finance lease right of use assets and liabilities were as follows in millions of dollars:

	May 2	November 1	May 3
	2021	2020	2020
Operating leases:
Other assets	$345	$324	$341
Accounts payable and accrued expenses	328	305	319

Finance leases:
Property and equipment - net	$73	$63	$43

Short-term borrowings	$24	$21	$13
Long-term borrowings	45	39	26
Total finance lease liabilities	$69	$60	$39

Right of use assets obtained in exchange for lease liabilities were as follows in millions of dollars:

	Six Months Ended
	May 2, 2021	May 3, 2020
Operating leases	$71	$10
Finance leases	23	18

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

Lease revenues earned by the Company were as follows in millions of dollars:

	Three Months Ended		Six Months Ended
	May 2, 2021	May 3, 2020	May 2, 2021	May 3, 2020
Sales-type and direct financing lease revenues	$34	$32	$70	$68
Operating lease revenues	358	369	721	743
Variable lease revenues	6	6	12	11
Total lease revenues	$398	$407	$803	$822

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

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. In the second quarter of 2020, the Company recorded impairment losses on matured operating lease inventory of $10 million due to lower estimated values of used construction equipment. These impairment losses are included in “Other operating expenses.”

Due to the significant, negative effects of COVID, the Company provided short-term payment relief to lessees during 2020, and to a much lesser extent in 2021. The relief, which included payment deferrals of three months or less, was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. The operating leases granted relief since the beginning of the pandemic that remained outstanding at May 2, 2021 represented approximately 3 percent of the Company’s operating lease portfolio.

(18)  Commitments and Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $681 million and $602 million at May 2, 2021 and May 3, 2020, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums was as follows in millions of dollars:

	Three Months Ended		Six Months Ended
	May 2	May 3	May 2	May 3
	2021	2020	2021	2020
Beginning of period balance	$1,803	$1,792	$1,743	$1,800
Payments	(202)	(223)	(417)	(453)
Amortization of premiums received	(65)	(51)	(128)	(110)
Accruals for warranties	248	210	495	432
Premiums received	90	69	163	134
Foreign exchange	2	(30)	20	(36)
End of period balance	$1,876	$1,767	$1,876	$1,767

At May 2, 2021, the Company had approximately $384 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At May 2, 2021, the Company had accrued losses of approximately $16 million under these agreements. The maximum remaining term of the receivables guaranteed at May 2, 2021 was approximately six years.

At May 2, 2021, the Company had commitments of approximately $246 million for the construction and acquisition of property and equipment. Also, at May 2, 2021, the Company had restricted assets of $70 million, primarily as collateral for borrowings and restricted other assets. See Note 12 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $60 million at May 2, 2021. The accrued liability for these contingencies was not material at May 2, 2021.

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

(19)  Fair Value Measurements

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

The fair values of financial instruments that do not approximate the carrying values were as follows in millions of dollars. Long-term borrowings exclude finance lease liabilities (see Note 17).

	May 2, 2021		November 1, 2020		May 3, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net:
Equipment operations	$99	$94	$105	$103	$118	$111
Financial services	30,895	31,071	29,645	29,838	27,138	27,317
Total	$30,994	$31,165	$29,750	$29,941	$27,256	$27,428

Financing receivables securitized – net:
Equipment operations	$15	$15	$26	$26	$37	$35
Financial services	4,092	4,173	4,677	4,773	4,648	4,722
Total	$4,107	$4,188	$4,703	$4,799	$4,685	$4,757

Short-term securitization borrowings:
Equipment operations	$14	$15	$26	$26	$37	$37
Financial services	4,092	4,117	4,656	4,698	4,603	4,632
Total	$4,106	$4,132	$4,682	$4,724	$4,640	$4,669

Long-term borrowings due within one year:
Equipment operations	$206	$211	$79	$78	$480	$477
Financial services	7,211	7,293	6,870	6,936	6,587	6,609
Total	$7,417	$7,504	$6,949	$7,014	$7,067	$7,086

Long-term borrowings:
Equipment operations	$10,079	$11,391	$10,085	$11,837	$9,921	$11,192
Financial services	23,222	23,701	22,610	23,170	24,377	24,537
Total	$33,301	$35,092	$32,695	$35,007	$34,298	$35,729

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow, excluding the Company’s cash equivalents, which were carried at cost that approximates fair value and consisted primarily of money market funds and time deposits. Level 3 marketable securities were transferred to Level 2 in 2021.

	May 2	November 1	May 3
	2021	2020	2020
Level 1:
Marketable securities
International equity securities	$2	$2	$2
U.S. equity fund	71	62	62
U.S. government debt securities	59	55	50
Total Level 1 marketable securities	132	119	114

Level 2:
Marketable securities
U.S. government debt securities	121	113	104
Municipal debt securities	69	68	63
Corporate debt securities	202	188	177
International debt securities	4	2	2
Mortgage-backed securities	140	147	165
Total Level 2 marketable securities	536	518	511
Other assets
Derivatives:
Interest rate contracts	368	669	842
Foreign exchange contracts	30	48	92
Cross-currency interest rate contracts	4	8	17
Total Level 2 other assets	402	725	951
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	132	88	131
Foreign exchange contracts	89	26	68
Cross-currency interest rate contracts	2	1
Total Level 2 accounts payable and accrued expenses	223	115	199

Level 3:
Marketable securities
International debt securities		4	1

The contractual maturities of debt securities at May 2, 2021 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity. Mortgage-backed securities were primarily issued by U.S. government sponsored enterprises.

	Amortized	Fair
	Cost	Value
Due in one year or less	$20	$21
Due after one through five years	90	94
Due after five through 10 years	124	127
Due after 10 years	207	213
Mortgage-backed securities	136	140
Debt securities	$577	$595

Fair value, nonrecurring measurements from impairments, excluding financing receivables with specific allowances which were not significant, were as follows in millions of dollars. Equipment on operating leases – net and Other assets fair value for November 1, 2020 represents the fair value assessment at May 3, 2020.

	Fair Value			Losses
				Three Months Ended		Six Months Ended
	May 2	November 1	May 3	May 2	May 3	May 2	May 3
	2021	2020	2020	2021	2020	2021	2020
Other receivables		$1
Equipment on operating leases – net		$371	$371		$22		$22
Property and equipment – net		$135	$70		$62	$44	$62
Investments in unconsolidated affiliates		$19	$10		$20		$20
Other assets		$59	$59		$10	$6	$10

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

Derivatives – The Company’s derivative financial instruments consist of interest rate swaps, foreign currency futures, forwards and swaps, and cross-currency interest rate swaps. The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Financing Receivables – Specific reserve impairments are based on the fair value of the collateral, which is measured using a market approach (appraisal values or realizable values). Inputs include a selection of realizable values.

Other Receivables – The impairment was based on the expected realization of value-added tax receivables related to a closed factory operation (see Note 22).

Equipment on Operating Leases – Net – The impairments are based on an income approach (discounted cash flow), using the contractual payments, plus estimates of return rates and equipment sale price at lease maturity. Inputs include historical return rates and realized sales values (see Note 22).

Property and Equipment – Net – The impairments are measured at the lower of the carrying amount, or fair value. The valuations were based on cost and market approaches. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence or quoted prices when available (see Note 22).

Investment in Unconsolidated Affiliates – Other than temporary impairments for investments are measured as the difference between the implied fair value and the carrying value of the investments or the estimated realization amount (see Note 22).

Other Assets – The impairments of matured operating lease inventory are measured at the fair value of that inventory. The valuations were based on a market approach. The inputs include sales of comparable assets (see Note 22).

(20)  Derivative Instruments

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

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at May 2, 2021, November 1, 2020, and May 3, 2020 were $1,850 million, $1,550 million, and $2,450 million, respectively. Fair value gains or losses on cash flow hedges were recorded in OCI and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at May 2, 2021 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $4 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at May 2, 2021, November 1, 2020, and May 3, 2020 were $8,340 million, $7,239 million, and $8,983 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows in millions of dollars:

		Cumulative Increase (Decrease) of Fair
		Value Hedging Adjustments Included in
		the Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
	Hedged Item	Relationships	Relationships	Total
May 2, 2021
Long-term borrowings due within one year	$163	$1	$(1)
Long-term borrowings	8,502	190	171	$361

November 1, 2020
Long-term borrowings due within one year	$155	$2	$3	$5
Long-term borrowings	7,725	543	122	665

May 3, 2020
Long-term borrowings due within one year	$214		$(2)	$(2)
Long-term borrowings	9,496	$726	36	762

Long-term borrowings due within one year are presented in short-term borrowings.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps), foreign exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings, purchases or sales of inventory, and below market retail financing programs. The total notional amounts of these interest rate swaps at May 2, 2021, November 1, 2020, and May 3, 2020 were $8,694 million, $8,514 million, and $7,975 million, the foreign exchange contracts were $6,239 million, $4,903 million, and $4,430 million, and the cross-currency interest rate contracts were $151 million, $113 million, and $89 million, respectively. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense or net sales and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet were as follows in millions of dollars:

	May 2	November 1	May 3
Other Assets	2021	2020	2020
Designated as hedging instruments:
Interest rate contracts	$301	$586	$758

Not designated as hedging instruments:
Interest rate contracts	67	83	84
Foreign exchange contracts	30	48	92
Cross-currency interest rate contracts	4	8	17
Total not designated	101	139	193

Total derivative assets	$402	$725	$951

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$80	$14	$30

Not designated as hedging instruments:
Interest rate contracts	52	74	101
Foreign exchange contracts	89	26	68
Cross-currency interest rate contracts	2	1
Total not designated	143	101	169

Total derivative liabilities	$223	$115	$199

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	May 2	May 3	May 2	May 3
	2021	2020	2021	2020
Fair Value Hedges:
Interest rate contracts - Interest expense	$(170)	$415	$(225)	$511

Cash Flow Hedges:
Recognized in OCI
Interest rate contracts - OCI (pretax)		(15)		(17)

Reclassified from OCI
Interest rate contracts - Interest expense	(4)	(4)	(9)	(6)

Not Designated as Hedges:
Interest rate contracts - Net sales	$5	$(20)	$5	$(24)
Interest rate contracts - Interest expense *		1	(4)	3
Foreign exchange contracts - Cost of sales	(48)	81	(100)	92
Foreign exchange contracts - Other operating *	(78)	175	(204)	174
Total not designated	$(121)	$237	$(303)	$245

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at May 2, 2021, November 1, 2020, and May 3, 2020, was $136 million, $89 million, and $130 million, respectively. In accordance with the limits established in these agreements, the Company posted no cash collateral at May 2, 2021, November 1, 2020, and May 3, 2020. In addition, the Company paid $8 million of collateral, either in cash or pledged securities, that was outstanding at May 2, 2021 to participate in an international futures market to hedge currency exposure, not included in the table below.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid was as follows in millions of dollars:

	Gross Amounts	Netting
May 2, 2021	Recognized	Arrangements	Collateral	Net Amount
Assets	$402	$(125)	$(21)	$256
Liabilities	223	(125)	(1)	97

	Gross Amounts	Netting
November 1, 2020	Recognized	Arrangements	Collateral	Net Amount
Assets	$725	$(93)	$(274)	$358
Liabilities	115	(93)		22

	Gross Amounts	Netting
May 3, 2020	Recognized	Arrangements	Collateral	Net Amount
Assets	$951	$(125)	$(319)	$507
Liabilities	199	(125)		74

(21)  Stock Option and Restricted Stock Awards

In December 2020, the Company granted stock options to employees for the purchase of 269 thousand shares of common stock at an exercise price of $254.83 per share and a binomial lattice model fair value of $62.73 per share at the grant date. At May 2, 2021, options for 2.8 million shares were outstanding with a weighted-average exercise price of $125.50 per share. The Company also granted 212 thousand restricted stock units to employees and non-employee directors in the first six months of 2021, of which 165 thousand are subject to service based only conditions and 47 thousand are subject to performance/service based conditions. The weighted-average fair value of the service based only units at the grant date was $258.42 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $245.73 per unit based on the market price of a share of underlying common stock excluding dividends. At May 2, 2021, the Company was authorized to grant an additional 17.7 million shares under the equity incentive plan.

(22)  Special Items

During the first quarter of 2021, the fixed assets in an asphalt plant factory in Germany were impaired by $38 million, pretax and after-tax. The Company also continued to assess its manufacturing locations, resulting in additional long-lived asset impairments of $12 million pretax. The impairments were the result of a decline in forecasted financial performance that indicated it was probable future cash flows would not cover the carrying amount of the net assets. These impairments were offset by a favorable indirect tax ruling in Brazil of $58 million pretax. See Note 19 for fair value measurement information.

	Six Months Ended
	May 2, 2021
Expense (benefit):	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Total
Long-lived asset impairments – Cost of sales	$5	$3	$42	$50
Brazil indirect tax – Cost of sales	(53)		(5)	(58)
Total expense (benefit)	$(48)	$3	$37	$(8)

In the second quarter of 2020, the fixed assets in an asphalt plant factory in Germany were impaired by $62 million pretax and after-tax. The impairment is the result of a decline in forecasted financial performance that indicated it was probable future cash flows would not cover the carrying amount of the net assets. The equipment on operating leases and matured operating lease inventory were impaired by $22 million and $10 million pretax, respectively, with an income tax benefit of approximately $9 million. The impairments were the result of higher expected equipment return rates and lower estimated values of used construction equipment than originally estimated with the probable effect that the future cash flows will not cover the carrying amount of the net assets. A minority investment in a construction equipment company headquartered in South Africa was impaired by $20 million pretax and after-tax. The impairment was the result of an other than temporary decline in value. See Note 19 for fair value measurement information.

	Six Months Ended
	May 3, 2020
Expense:	Construction & Forestry	Financial Services	Total
Long-lived asset impairments – Cost of sales	$62		$62
Investments in unconsolidated affiliates impairment – Equity in loss of unconsolidated affiliate	20		20
Equipment on operating leases & matured operating lease inventory impairments – Other operating expenses		$32	32
Total expense	$82	$32	$114

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

	Six Months Ended
	May 3, 2020
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Cost of sales	$21	$11	$9		$41
Research and development expenses	7	7	4		18
Selling, administrative and general expenses	18	19	14	$3	54
Total operating profit impact	$46	$37	$27	$3	113
Other operating expenses					23
Total expense					$136

Redeemable Noncontrolling Interest

In the second quarter of 2020, the minority interest holder in Hagie Manufacturing Company, LLC exercised its right to sell the remaining 20 percent interest to the Company for $14 million. The arrangement was accounted for as an equity transaction with no gain or loss recorded in the statement of consolidated income. This operation is included in the Company’s production and precision agriculture segment.

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

Trends and Economic Conditions

Industry sales of large agricultural machinery in the U.S. and Canada are expected to be up about 25 percent for 2021 compared to the prior year. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be up about 10 percent in 2021. Industry sales of agricultural machinery in Europe are also forecast to be up about 10 percent. In South America, industry sales of tractors and combines are projected to be up about 20 percent in 2021. Industry sales of agricultural machinery in Asia are forecast to be up slightly. Construction industry sales in U.S. and Canada for 2021 are expected to increase about 15 to 20 percent, while compact construction equipment in the U.S. and Canada are forecast to increase about 20 to 25 percent. In forestry, global industry sales are expected to be 15 to 20 percent higher. The Company’s financial services operations are expected to benefit from improvement on operating lease residual values, income earned on a higher average portfolio, a lower provision for credit losses, and more favorable financing spreads for fiscal year 2021 compared to the prior year.

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

The Company’s results were delivered across its entire business lineup, reflecting strong worldwide markets for farm and construction equipment. The Company’s smart industrial operating strategy continues to have a significant impact on performance while also helping customers do their jobs in a more profitable and sustainable manner. While the Company is performing well, increased supply-chain pressures are expected through the remainder of the year. The Company is working closely with key suppliers to secure the parts and components that its customers need to deliver essential food production and infrastructure. Despite these challenges, the Company is on track for a strong year and well positioned to unlock greater value for its customers and other stakeholders in the future.

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

The Company broadened its supply base to minimize the impact of potential supply chain disruptions on its ability to meet customer demand. While the impact to operations during the first six months of 2021 was not material, the Company continues to monitor the situation and work closely with suppliers.

The Company continued to work closely with distribution channel and equipment user customers in the first half of 2021 in connection with short-term payment relief on obligations owed to the Company. Financing receivables and operating leases granted relief since the beginning of the pandemic that remained outstanding at May 2, 2021 represented about 4 percent and 3 percent of the portfolio balances, respectively. The trade receivable balance granted relief that remained outstanding at May 2, 2021 was not material. Additional information is presented in Notes 4, 11, and 17.

2021 Compared with 2020

The following table provides the net sales and revenues and net income attributable to Deere & Company in millions of dollars and diluted earnings per share in dollars:

	Three Months Ended			Six Months Ended
	May 2	May 3%		May 2	May 3%
	2021	2020	Change	2021	2020	Change
Net sales and revenues	$12,058	$9,253	+30	$21,170	$16,884	+25
Net income attributable to Deere & Company	1,790	666	+169	3,013	1,182	+155
Diluted earnings per share	5.68	2.11		9.55	3.73

In the second quarter of 2020, the Company recorded impairments totaling $114 million pretax and $105 million after-tax related to certain fixed assets, operating lease equipment, and a minority investment in a construction equipment company headquartered in South Africa (see Note 22). In the first six months of 2020, total voluntary employee-separation program (VSEP) expense recognized was $136 million pretax.

The worldwide equipment operations net sales, operating profit, and net income in millions of dollars, and price realization and the effect of currency translation are shown below. Also shown are U.S. and Canada, and outside U.S. and Canada equipment operations net sales in millions of dollars, price realization, and currency translation.

	Three Months Ended			Six Months Ended
	May 2	May 3%		May 2	May 3%
Worldwide equipment operations:	2021	2020	Change	2021	2020	Change
Net sales	$10,998	$8,224	+34	$19,049	$14,754	+29
Operating profit	2,144	$890	+141	$3,524	1,356	+160
Net income	1,568	606	+159	2,586	985	+163
Price realization			+7			+6
Currency translation			+3			+2

U.S. and Canada equipment operations:
Net sales	6,157	4,998	+23	10,686	8,748	+22
Price realization			+5			+5
Currency translation			+1			+1

Outside U.S. and Canada equipment operations:
Net sales	4,841	3,226	+50	8,363	6,006	+39
Price realization			+9			+8
Currency translation			+7			+4

The discussion on net sales and operating profit is included in the Business Segment Results below.

The cost of sales to net sales ratio and other significant statement of consolidated income changes were as follows in millions of dollars:

	Three Months Ended			Six Months Ended
	May 2	May 3%		May 2	May 3%
	2021	2020	Change	2021	2020	Change
Cost of sales to net sales	72.1%	76.5%		72.1%	77.1%

Other income	$251	$180	+39	$477	$385	+24
Research and development expenses	377	406	-7	743	831	-11
Selling, administrative and general expenses	838	906	-8	1,607	1,715	-6
Other operating expenses	335	377	-11	708	792	-11

The cost of sales to net sales ratio decreased in the second quarter and the first six months primarily due to price realization and impairments recorded in 2020 (see Note 22). The first six months of 2020 were also impacted by VSEP costs. Other income increased in both periods due to gains on the disposition of operating lease equipment in 2021 and unrealized gains on equity securities. Research and development expenses decreased in both periods from efficiencies gained and timing of project initiatives. Selling, administrative and general expenses decreased in both periods primarily due to a lower provision for credit losses and VSEP costs recorded in 2020 (see Note 22), partially offset by higher incentive compensation. Other operating expenses decreased in both periods primarily due to impairments on operating lease residual values and losses on the disposition of operating lease equipment in 2020 and lower depreciation of equipment on operating leases.

Business Segment Results

Production and Precision Agriculture. The production and precision agriculture segment results were as follows in millions of dollars:

	Three Months Ended			Six Months Ended
	May 2	May 3%		May 2	May 3%
	2021	2020	Change	2021	2020	Change
Net sales	$4,529	$3,365	+35	$7,599	$5,872	+29
Operating profit	1,007	568	+77	1,651	786	+110
Operating margin	22.2%	16.9%		21.7%	13.4%

Production and precision agriculture sales increased for the quarter due to higher shipment volumes and price realization. Operating profit rose primarily due to price realization and higher shipment volumes / sales mix. These items were partially offset by higher production costs.

Sales for the first six months increased mainly as a result of higher shipment volumes and price realization. Operating profit for the first six months increased primarily resulting from price realization, higher shipment volumes / sales mix, and a favorable indirect tax ruling in Brazil. The prior period was also impacted by voluntary employee-separation program expenses. Partially offsetting these factors were higher production costs.

Small Agriculture and Turf. The small agriculture and turf segment results were as follows in millions of dollars:

	Three Months Ended			Six Months Ended
	May 2	May 3%		May 2	May 3%
	2021	2020	Change	2021	2020	Change
Net sales	$3,390	$2,603	+30	$5,904	$4,583	+29
Operating profit	648	226	+187	1,117	381	+193
Operating margin	19.1%	8.7%		18.9%	8.3%

Small agriculture and turf sales for the quarter increased due to higher shipment volumes, price realization, and the favorable effects of foreign currency translation. Operating profit increased primarily due to higher shipment volumes / sales mix, price realization, and the favorable effects of foreign currency exchange. These items were partially offset by higher production costs.

Sales for the first six months increased mainly as a result of higher shipment volumes, price realization, and the favorable effects of foreign currency translation. Operating profit for the first six months increased primarily resulting from higher shipment volumes / sales mix, price realization, and the favorable effects of foreign currency exchange. The prior period was also impacted by voluntary employee-separation program expenses. Partially offsetting these factors were higher production costs.

Construction and Forestry. The construction and forestry segment results were as follows in millions of dollars:

	Three Months Ended			Six Months Ended
	May 2	May 3%		May 2	May 3%
	2021	2020	Change	2021	2020	Change
Net sales	$3,079	$2,256	+36	$5,546	$4,299	+29
Operating profit	489	96	+409	756	189	+300
Operating margin	15.9%	4.3%		13.6%	4.4%

Construction and forestry sales moved higher for the quarter primarily due to higher shipment volumes, price realization, and the favorable effects of foreign currency translation. Operating profit increased due to higher shipment volumes / sales mix and price realization. Results for the prior period were affected by impairments in certain fixed assets and an unconsolidated equipment company headquartered in South Africa (see Note 22).

The segment’s six-month sales also increased due to higher shipment volumes, price realization, and the favorable effects of foreign currency translation. The first six-month’s operating profit moved higher mainly due to increased shipment volumes / sales mix and price realization. The prior period was also impacted by voluntary employee-separation program expenses and impairments in certain fixed assets and an unconsolidated equipment company headquartered in South Africa (see Note 22).

Financial Services. The financial services segment revenue, interest expense, operating profit, and net income was as follows in millions of dollars:

	Three Months Ended			Six Months Ended
	May 2	May 3%		May 2	May 3%
	2021	2020	Change	2021	2020	Change
Revenue (including intercompany revenue)	$954	$967	-1	$1,888	$1,965	-4
Interest expense	181	266	-32	369	541	-32
Operating profit	295	75	+293	553	254	+118
Net income	222	60	+270	427	197	+117

Financial services operating profit increased for the quarter and the first six months primarily due to a lower provision for credit losses, improvement on operating lease residual values, and more favorable financing spreads. Results last year also included impairments on lease residual values (see Note 22). The average balance of receivables and leases financed was 4 percent higher in the second quarter and 3 percent higher in the first six months of 2021, compared with the same periods last year. Interest expense decreased in the second quarter and first six months of 2021 primarily as a result of lower average borrowing rates.

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

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect the Company’s business and outlook. These uncertainties include: the duration and impact of any resurgence in COVID cases in any country, state, or region; the emergence, contagiousness, and threat of new and different strains of COVID; the availability, acceptance, and effects of vaccines; prolonged reduction or closure of the Company’s operations, or a delayed recovery in our operations; additional closures as mandated or otherwise made necessary by governmental authorities; disruptions in the supply chain and a prolonged delay in resumption of operations by one or more key suppliers, or the failure of any key suppliers; the Company’s ability to meet commitments to customers on a timely basis as a result of increased costs and supply challenges; the ability to receive goods on a timely basis and at anticipated costs; increased logistics costs; delays in the Company’s strategic initiatives as a result of reduced spending on research and development; additional operating costs due to remote working arrangements, adherence to social distancing guidelines and other COVID-related challenges; increased risk of cyber attacks on network connections used in remote working arrangements; increased privacy-related risks due to processing health-related personal information; legal claims related to personal protective equipment designed, made, or provided by the Company or alleged exposure to COVID on Company premises; absence of employees due to illness; the impact of the pandemic on the Company’s customers and dealers, and their delays in their plans to invest in new equipment; requests by the Company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or declines in the Company’s financial performance, outlook or credit ratings, which could impact the Company’s ability to obtain funding in the future; and the impact of the pandemic on demand for our products and services as discussed above. It remains unclear when a sustained economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations and financial position.

Significant changes in market liquidity conditions, changes in the Company’s credit ratings and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows. Financial market conditions could also negatively impact customer access to capital for purchases of the Company’s products and customer confidence and purchase decisions, borrowing and repayment practices, and the number and size of customer loan delinquencies and defaults. A debt crisis in Europe, Latin America, or elsewhere could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, suppliers, demand for equipment, and Company operations and results. The Company’s investment management activities could be impaired by changes in the equity, bond and other financial markets, which would negatively affect earnings.

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

Consolidated

Positive cash flows from consolidated operating activities in the first six months of 2021 were $1,786 million. This cash inflow resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, and a change in net accrued income taxes payable/receivable, partially offset by a seasonal increase in receivables related to sales and inventories. Cash outflows from investing activities were $1,387 million in the first six months of 2021, primarily due to the cost of receivables and equipment on operating leases acquired exceeding collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases by $745 million, purchases of property and equipment of $320 million, a change in collateral on derivatives – net of $255 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $27 million. Negative cash flows from financing activities were $441 million in the first six months of 2021 primarily due to repurchases of common stock of $1,044 million and dividends paid of $480 million, partially offset by an increase in borrowings of $1,022 million and proceeds from issuance of common stock of $116 million (resulting from the exercise of stock options). Cash, cash equivalents, and restricted cash increased $109 million during the first six months of this year.

Positive cash flows from consolidated operating activities in the first six months of 2020 were $776 million. This cash inflow resulted primarily from net income adjusted for non-cash provisions and a change in net retirement benefits, partially offset by a seasonal increase in receivables related to sales and inventories, a decrease in accounts payable and accrued expenses, and a change in accrued income taxes payable/receivable. Cash inflows from investing activities were $30 million in the first six months of 2020, primarily due to a change in collateral on derivatives – net of $319 million, and collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of these receivables and the cost of equipment on operating leases acquired by $195 million, partially offset by purchases of property and equipment of $441 million and purchases of marketable securities exceeding proceeds from maturities and sales by $32 million. Positive cash flows from financing activities were $4,343 million in the first six months of 2020 primarily due to an increase in borrowings of $5,098 million and proceeds from issuance of common stock of $70 million (resulting from the exercise of stock options), partially offset by dividends paid of $481 million and repurchases of common stock of $263 million. Cash, cash equivalents, and restricted cash increased $5,047 million during the first six months of 2020. The increase in cash was primarily related to equipment operations long-term borrowing issuances to provide added liquidity due to the financial uncertainty created by COVID in 2020.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at May 2, 2021, November 1, 2020, and May 3, 2020 was $2,259 million, $1,238 million, and $3,424 million, respectively, while the total cash and cash equivalents and marketable securities position was $7,850 million, $7,707 million, and $9,526 million, respectively. The total cash and cash equivalents and marketable securities held by foreign subsidiaries was $4,972 million, $5,010 million, and $4,034 million at May 2, 2021, November 1, 2020, and May 3, 2020, respectively.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,211 million at May 2, 2021, $5,741 million of which were unused. For the purpose of computing unused credit lines, commercial paper, and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization.

Included in the total credit lines at May 2, 2021 was a 364-day credit facility agreement of $3,000 million expiring in fiscal April 2022. In addition, total credit lines included long-term credit facility agreements of $2,500 million expiring in fiscal April 2025 and $2,500 million expiring in fiscal March 2026. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at May 2, 2021 was $14,445 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $26,826 million at May 2, 2021. All of these credit agreement requirements have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $1,987 million during the first six months of 2021, primarily due to a seasonal increase and higher overall demand. These receivables increased $172 million, compared to a year ago, primarily due to an increase in demand. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 17 percent at May 2, 2021, compared to 13 percent at November 1, 2020 and 18 percent at May 3, 2020. Production and precision agriculture trade receivables increased $247 million, small agriculture and turf trade receivables increased $17 million, and construction and forestry trade receivables decreased $92 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent at May 2, 2021, 3 percent at November 1, 2020, and 3 percent at May 3, 2020.

Deere & Company stockholders’ equity was $15,092 million at May 2, 2021, compared with $12,937 million at November 1, 2020 and $11,864 million at May 3, 2020. The increase of $2,155 million during the first six months of 2021 resulted primarily from net income attributable to Deere & Company of $3,013 million, a change in the cumulative translation adjustment of $433 million, a change retirement benefits adjustment of $154 million, and an increase in common stock of $104 million, partially offset by dividends declared of $520 million and an increase in treasury stock of $987 million.

The Company plans to make a voluntary contribution to its U.S. OPEB plan for $700 million in the fourth quarter of 2021.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first six months of 2021 was $2,507 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, and a change in accrued income taxes payable/receivable. Partially offsetting these operating cash inflows were cash outflows from an increase in inventories and trade and financing receivables held by the equipment operations. Cash, cash equivalents, and restricted cash increased $138 million in the first six months of 2021.

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first six months of 2020 was $842 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions and a change in net retirement benefits. Partially offsetting these operating cash inflows were cash outflows from a decrease in accounts payable and accrued expenses, a seasonal increase in inventories and trade and financing receivables held by the equipment operations, and a change in accrued income taxes payable/receivable. Cash, cash equivalents, and restricted cash increased $4,281 million in the first six months of 2020. The increase in cash was primarily related to equipment operations long-term borrowing issuances to provide added liquidity due to the financial uncertainty created by COVID in 2020.

Trade receivables held by the equipment operations increased $212 million during the first six months and decreased $194 million from a year ago. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $1,043 million during the first six months, primarily reflecting a seasonal increase, increased overall demand, and foreign currency translation. Inventories decreased by $129 million compared to a year ago. A majority of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 13), which approximates current cost, to the last 12 months’ cost of sales were 30 percent at May 2, 2021, compared to 28 percent at November 1, 2020 and 31 percent at May 3, 2020.

Total interest-bearing debt, excluding finance lease liabilities, of the equipment operations was $10,421 million at May 2, 2021, compared with $10,382 million at November 1, 2020 and $11,343 million at May 3, 2020. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 41 percent, 45 percent, and 49 percent at May 2, 2021, November 1, 2020, and May 3, 2020, respectively.

In the second quarter of 2020, the equipment operations issued three tranches of notes in the U.S. with aggregate principal totaling $2,250 million that are due from 2025 to 2050. The equipment operations also issued Euro-Medium-Term notes with aggregate principal totaling €2,000 million (approximately $2,170 million based on the exchange rate at the issue date) that are due from 2024 to 2032. In the second quarter of 2020, the equipment operations issued commercial paper in the U.S. with aggregate principal totaling $466 million, of which $448 million had an original term greater than 90 days. None of the commercial paper was repaid in the second quarter of 2020 and was presented in “Increase in total short-term borrowings” in the consolidated statement of cash flows.

Property and equipment cash expenditures for the equipment operations in the first six months of 2021 were $319 million, compared with $440 million in the same period last year. Capital expenditures for the equipment operations in 2021 are estimated to be approximately $925 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

During the first six months of 2021, the cash provided by operating and financing activities was used primarily to increase receivables and leases. Cash flows provided by operating activities, including intercompany cash flows, were $948 million in the first six months. Cash used for investing activities totaled $2,544 million in the first six months of 2021 primarily due an increase in trade and wholesale receivables of $1,246 million, the cost of receivables (excluding trade and wholesale) and cost of equipment on operating leases acquired exceeding the collection of these receivables and proceeds from sales of equipment on operating leases by $1,007 million, a change in collateral on derivatives - net of $254 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $29 million. Cash provided by financing activities totaled $1,540 million, resulting primarily from an increase in external borrowings of $1,136 million and an increase in borrowings from Deere & Company of $562 million, partially offset by dividends paid to Deere & Company of $145 million. Cash, cash equivalents, and restricted cash decreased $29 million in the first six months of 2021.

During the first six months of 2020, the cash provided by operating activities and financing activities was used primarily to increase trade and wholesale receivables. Cash flows provided by operating activities, including intercompany cash flows, were $991 million in the first six months of 2020. Cash used for investing activities totaled $329 million in the first six months of 2020 primarily due to an increase in trade and wholesale receivables of $673 million and purchases of marketable securities exceeding proceeds from maturities and sales by $32 million. These cash outflows were partially offset by cash inflows from a change in collateral on derivatives - net of $319 million, and collections of receivables (excluding trade and wholesale) and proceeds from sales of equipment on operating leases exceeding the cost of these receivables and the cost of equipment on operating leases acquired by $94 million. Cash provided by financing activities totaled $148 million, resulting primarily from an increase in borrowings from Deere & Company of $292 million and an increase in external borrowings of $94 million, partially offset by dividends paid to Deere & Company of $225 million. Cash, cash equivalents, and restricted cash increased $766 million in the first six months of 2020.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, sales-type and direct financing leases, and operating leases. Total receivables and leases increased $2,460 million during the first six months of 2021 and increased $3,236 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 18 percent higher in the first six months of 2021, compared with the same period last year, as volumes of retail notes, financing leases, and revolving charge accounts were higher, while volumes of operating leases were lower. The amount of total trade receivables and wholesale notes increased compared to November 1, 2020 and May 3, 2020.

Total external interest-bearing debt of the financial services operations was $36,873 million at May 2, 2021, compared with $35,556 million at November 1, 2020 and $38,761 million at May 3, 2020. Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt, including intercompany debt, to stockholder’s equity was 7.7 to 1 at May 2, 2021, compared with 7.8 to 1 at November 1, 2020 and 8.3 to 1 at May 3, 2020.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 12). At May 2, 2021, this facility had a total capacity, or “financing limit,” of up to $2,000 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At May 2, 2021, $1,261 million of short-term securitization borrowings was outstanding under the agreement.

In the first six months of 2021, the financial services operations issued $1,009 million and retired $1,573 million of retail note securitization borrowings. In addition, during the first six months of 2021, the financial services operations issued $3,967 million and retired $3,127 million of long-term borrowings, which were primarily medium-term notes.

Dividends and Other Events

The Company’s Board of Directors at its meeting on May 26, 2021 declared a quarterly dividend of $.90 per share payable August 9, 2021, to stockholders of record on June 30, 2021.

In May 2021, the Company’s financial services operations entered into a retail note securitization using its bank conduit facility that resulted in securitization borrowings of $723 million.

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

The equipment operations and financial services participate in different industries. The equipment operations primarily generate earnings and cash flows by manufacturing and distributing equipment, service parts, and technology solutions to dealers and end users. Financial services primarily finances sales and leases by dealers of new and used equipment that is largely manufactured by the Company. The financial services’ earnings and cash flows generally are finance income received from customer payments less interest expense, and depreciation on equipment subject to an operating lease. These two businesses are capitalized differently and have separate performance metrics. The supplemental consolidating data assists management in evaluating these two businesses.

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended May 2, 2021 and May 3, 2020
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS[1]		SERVICES		ELIMINATIONS		CONSOLIDATED
	2021	2020	2021	2020	2021	2020	2021	2020
Net Sales and Revenues
Net sales	$10,998	$8,224					$10,998	$8,224
Finance and interest income	29	23	$853	$906	$(73)	$(80)	809	849	[2]
Other income	228	181	101	61	(78)	(62)	251	180	[3]
Total	11,255	8,428	954	967	(151)	(142)	12,058	9,253

Costs and Expenses
Cost of sales	7,929	6,294			(1)		7,928	6,294	[4]
Research and development expenses	377	406					377	406
Selling, administrative and general expenses	734	700	107	208	(3)	(2)	838	906	[4]
Interest expense	100	83	181	266	(13)	(7)	268	342	[5]
Interest compensation to Financial Services	60	73			(60)	(73)			[5]
Other operating expenses	40	21	369	416	(74)	(60)	335	377	[6]
Total	9,240	7,577	657	890	(151)	(142)	9,746	8,325

Income before Income Taxes	2,015	851	297	77			2,312	928
Provision for income taxes	454	228	76	17			530	245

Income after Income Taxes	1,561	623	221	60			1,782	683
Equity in income (loss) of unconsolidated affiliates	7	(17)	1				8	(17)

Net Income	1,568	606	222	60			1,790	666
Less: Net income attributable to noncontrolling interests
Net Income Attributable to Deere & Company	$1,568	$606	$222	$60			$1,790	$666

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Six Months Ended May 2, 2021 and May 3, 2020
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS[1]		SERVICES		ELIMINATIONS		CONSOLIDATED
	2021	2020	2021	2020	2021	2020	2021	2020
Net Sales and Revenues
Net sales	$19,049	$14,754					$19,049	$14,754
Finance and interest income	62	49	$1,716	$1,841	$(134)	$(145)	1,644	1,745	[2]
Other income	447	391	172	124	(142)	(130)	477	385	[3]
Total	19,558	15,194	1,888	1,965	(276)	(275)	21,170	16,884

Costs and Expenses
Cost of sales	13,735	11,372			(1)	(1)	13,734	11,371	[4]
Research and development expenses	743	831					743	831
Selling, administrative and general expenses	1,387	1,373	224	346	(4)	(4)	1,607	1,715	[4]
Interest expense	195	146	369	541	(26)	(9)	538	678	[5]
Interest compensation to Financial Services	108	137			(108)	(137)			[5]
Other operating expenses	107	92	738	824	(137)	(124)	708	792	[6]
Total	16,275	13,951	1,331	1,711	(276)	(275)	17,330	15,387

Income before Income Taxes	3,283	1,243	557	254			3,840	1,497
Provision for income taxes	706	237	132	58			838	295

Income after Income Taxes	2,577	1,006	425	196			3,002	1,202
Equity in income (loss) of unconsolidated affiliates	10	(19)	2	1			12	(18)

Net Income	2,587	987	427	197			3,014	1,184
Less: Net income attributable to noncontrolling interests	1	2					1	2
Net Income Attributable to Deere & Company	$2,586	$985	$427	$197			$3,013	$1,182

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS[1]			SERVICES			ELIMINATIONS			CONSOLIDATED
	May 2	Nov 1	May 3	May 2	Nov 1	May 3	May 2	Nov 1	May 3	May 2	Nov 1	May 3
	2021	2020	2020	2021	2020	2020	2021	2020	2020	2021	2020	2020
Assets
Cash and cash equivalents	$6,282	$6,145	$7,466	$900	$921	$1,434				$7,182	$7,066	$8,900
Marketable securities	5	7	3	663	634	623				668	641	626
Receivables from unconsolidated affiliates	5,986	5,290	2,248				$(5,955)	$(5,259)	$(2,216)	31	31	32	[7]
Trade accounts and notes receivable – net	1,225	1,013	1,419	6,222	4,238	6,050	(1,289)	(1,080)	(1,483)	6,158	4,171	5,986	[8]
Financing receivables – net	99	106	118	30,895	29,644	27,138				30,994	29,750	27,256
Financing receivables securitized – net	15	26	37	4,092	4,677	4,648				4,107	4,703	4,685
Other receivables	1,338	1,117	1,072	162	151	148	(27)	(48)	(8)	1,473	1,220	1,212	[8]
Equipment on operating leases – net				7,108	7,298	7,245				7,108	7,298	7,245
Inventories	6,042	4,999	6,171							6,042	4,999	6,171
Property and equipment – net	5,667	5,778	5,642	37	39	43				5,704	5,817	5,685
Investments in unconsolidated affiliates	161	174	175	21	19	17				182	193	192
Goodwill	3,190	3,081	2,917							3,190	3,081	2,917
Other intangible assets – net	1,310	1,327	1,311							1,310	1,327	1,311
Retirement benefits	947	859	908	61	59	58	(57)	(55)	(6)	951	863	960	[9]
Deferred income taxes	1,926	1,763	1,796	53	45	52	(255)	(309)	(413)	1,724	1,499	1,435	[10]
Other assets	1,522	1,439	1,506	635	994	1,208	(2)	(1)	(1)	2,155	2,432	2,713
Total Assets	$35,715	$33,124	$32,789	$50,849	$48,719	$48,664	$(7,585)	$(6,752)	$(4,127)	$78,979	$75,091	$77,326

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$352	$292	$1,398	$9,559	$8,290	$9,781				$9,911	$8,582	$11,179
Short-term securitization borrowings	14	26	37	4,092	4,656	4,603				4,106	4,682	4,640
Payables to unconsolidated affiliates	155	104	91	5,955	5,260	2,216	$(5,955)	$(5,259)	$(2,216)	155	105	91	[7]
Accounts payable and accrued expenses	9,919	9,114	8,416	1,926	2,127	2,149	(1,318)	(1,129)	(1,493)	10,527	10,112	9,072	[8]
Deferred income taxes	390	385	395	398	443	493	(255)	(309)	(413)	533	519	475	[10]
Long-term borrowings	10,124	10,124	9,947	23,222	22,610	24,377				33,346	32,734	34,324
Retirement benefits and other liabilities	5,253	5,366	5,584	109	102	101	(57)	(55)	(5)	5,305	5,413	5,680	[9]
Total liabilities	26,207	25,411	25,868	45,261	43,488	43,720	(7,585)	(6,752)	(4,127)	63,883	62,147	65,461

Commitments and contingencies (Note 18)

Stockholders’ Equity
Total Deere & Company stockholders’ equity	15,092	12,937	11,864	5,588	5,231	4,944	(5,588)	(5,231)	(4,944)	15,092	12,937	11,864	[11]
Noncontrolling interests	4	7	1							4	7	1
Financial Services’ equity	(5,588)	(5,231)	(4,944)				5,588	5,231	4,944				[11]
Adjusted total stockholders’ equity	9,508	7,713	6,921	5,588	5,231	4,944				15,096	12,944	11,865
Total Liabilities and Stockholders’ Equity	$35,715	$33,124	$32,789	$50,849	$48,719	$48,664	$(7,585)	$(6,752)	$(4,127)	$78,979	$75,091	$77,326

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Six Months Ended May 2, 2021 and May 3, 2020
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS[1]		SERVICES		ELIMINATIONS		CONSOLIDATED
	2021	2020	2021	2020	2021	2020	2021	2020
Cash Flows from Operating Activities
Net income	$2,587	$987	$427	$197			$3,014	$1,184
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	2	9	(26)	98			(24)	107
Provision for depreciation and amortization	543	515	581	621	$(70)	$(69)	1,054	1,067	[12]
Impairment charges	50	82		32			50	114
Share-based compensation expense					45	48	45	48	[13]
Undistributed earnings of unconsolidated affiliates	158	218	(2)	(1)	(145)	(225)	11	(8)	[14]
Provision (credit) for deferred income taxes	(170)	9	(43)	(70)			(213)	(61)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(170)	(80)			(954)	(411)	(1,124)	(491)	[15,17,18]
Inventories	(926)	(242)			(267)	(254)	(1,193)	(496)	[16]
Accounts payable and accrued expenses	527	(659)	(1)	30	(208)	(78)	318	(707)	[17]
Accrued income taxes payable/receivable	77	(154)	(23)	(19)			54	(173)
Retirement benefits	(8)	50	3	8			(5)	58
Other	(163)	107	32	95	(70)	(68)	(201)	134	[12,13,16]
Net cash provided by operating activities	2,507	842	948	991	(1,669)	(1,057)	1,786	776

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			11,187	10,385	(820)	(761)	10,367	9,624	[15]
Proceeds from maturities and sales of marketable securities	2		45	39			47	39
Proceeds from sales of equipment on operating leases			1,011	898			1,011	898
Cost of receivables acquired (excluding receivables related to sales)			(12,080)	(9,885)	721	518	(11,359)	(9,367)	[15]
Acquisitions of businesses, net of cash acquired	(19)						(19)
Purchases of marketable securities			(74)	(71)			(74)	(71)
Purchases of property and equipment	(319)	(440)	(1)	(1)			(320)	(441)
Cost of equipment on operating leases acquired			(1,125)	(1,304)	361	344	(764)	(960)	[16]
Increase in trade and wholesale receivables			(1,246)	(673)	1,246	673			[15]
Collateral on derivatives – net	(1)		(254)	319			(255)	319
Other	(38)	(40)	(7)	(36)	24	65	(21)	(11)	[14,18]
Net cash provided by (used for) investing activities	(375)	(480)	(2,544)	(329)	1,532	839	(1,387)	30

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(84)	554	296	584			212	1,138
Change in intercompany receivables/payables	(562)	(292)	562	292
Proceeds from long-term borrowings		4,602	3,967	2,673			3,967	7,275
Payments of long-term borrowings	(30)	(152)	(3,127)	(3,163)			(3,157)	(3,315)
Proceeds from issuance of common stock	116	70					116	70
Repurchases of common stock	(1,044)	(263)					(1,044)	(263)
Dividends paid	(480)	(481)	(145)	(225)	145	225	(480)	(481)	[14]
Other	(34)	(61)	(13)	(13)	(8)	(7)	(55)	(81)	[14]
Net cash provided by (used for) financing activities	(2,118)	3,977	1,540	148	137	218	(441)	4,343

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	124	(58)	27	(44)			151	(102)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	138	4,281	(29)	766			109	5,047
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	6,156	3,196	1,016	760			7,172	3,956
Cash, Cash Equivalents, and Restricted Cash at End of Period	$6,294	$7,477	$987	$1,526			$7,281	$9,003

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

14 Elimination of dividends from financial services to the equipment operations, which are included in the equipment operations’ net cash provided by operating activities, and capital investments in financial services from the equipment operations.

15 Primarily reclassification of receivables related to the sale of equipment.

16 Reclassification of lease agreements with direct customers.

17 Reclassification of sales incentive accruals on receivables sold to financial services.

18 Elimination and reclassification of the effects of financial services’ partial financing of the construction and forestry retail locations sales and subsequent collection of those amounts.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recent annual report filed on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of May 2, 2021, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the second quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, and trademark matters. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that John Deere reasonably believes could exceed $300,000. The following matter is disclosed solely pursuant to that requirement: on October 3, 2018, the Provincia Santa Fe Ministerio de Medio Ambiente of Argentina issued a Notice of Violation to Industrias John Deere Argentina in connection with alleged groundwater contamination at the site; the Company worked with the appropriate authorities to implement corrective actions to remediate the site. On December 16, 2019, the Provincia Santa Fe Ministerio de Medio Ambiente issued a Notice of Fine. The current amount of the fine is approximately $357,000. The Company has filed an appeal, which is still pending. On March 26, 2021, the Company received a notice from the Provincia Santa Fe Ministerio de Medio Ambiente requesting payment of the fine. The Company is evaluating its response. The Company believes the reasonably possible range of losses for this and other unresolved legal actions would not have a material effect on its financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the second quarter of 2021 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Feb 1 to Feb 28	587	$317.53	587	21.1
Mar 1 to Mar 28	677	362.06	677	20.4
Mar 29 to May 2	694	376.30	694	19.7
Total	1,958		1,958
(1)	During the second quarter of 2021, the Company had a share repurchase plan that was announced in December 2019 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under this plan was based on the end of the second quarter closing share price of $370.85 per share. At the end of the second quarter of 2021, $7,305 million of common stock remained to be purchased under the plan.

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

10.1

2025 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 29, 2021

10.2

2026 Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 29, 2021

10.3

364-Day Credit Agreement among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent, dated March 29, 2021

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

DEERE & COMPANY

Date:	May 27, 2021	By:	/s/ Ryan D. Campbell
Ryan D. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)