Form 10-Q
period 2021-08-01
DEERE & CO
filed 2021-08-26
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2021

or

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

Yes ☐ No ☒

At August 1, 2021, 310,061,478 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Three Months Ended August 1, 2021 and August 2, 2020
(In millions of dollars and shares except per share amounts) Unaudited
	2021	2020
Net Sales and Revenues
Net sales	$10,413	$7,859
Finance and interest income	825	838
Other income	289	228
Total	11,527	8,925

Costs and Expenses
Cost of sales	7,574	5,835
Research and development expenses	394	370
Selling, administrative and general expenses	841	752
Interest expense	244	290
Other operating expenses	324	408
Total	9,377	7,655

Income of Consolidated Group before Income Taxes	2,150	1,270
Provision for income taxes	491	457

Income of Consolidated Group	1,659	813
Equity in income (loss) of unconsolidated affiliates	8	(2)

Net Income	1,667	811
Less: Net income attributable to noncontrolling interests
Net Income Attributable to Deere & Company	$1,667	$811

Per Share Data
Basic	$5.36	$2.59
Diluted	$5.32	$2.57

Average Shares Outstanding
Basic	311.0	313.0
Diluted	313.4	315.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended August 1, 2021 and August 2, 2020
(In millions of dollars) Unaudited
	2021	2020

Net Income	$1,667	$811

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	54	51
Cumulative translation adjustment	(114)	331
Unrealized gain on derivatives	1	4
Unrealized gain on debt securities	8	10
Other Comprehensive Income (Loss), Net of Income Taxes	(51)	396

Comprehensive Income of Consolidated Group	1,616	1,207
Less: Comprehensive income attributable to noncontrolling interests
Comprehensive Income Attributable to Deere & Company	$1,616	$1,207

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED INCOME
For the Nine Months Ended August 1, 2021 and August 2, 2020
(In millions of dollars and shares except per share amounts) Unaudited
	2021	2020
Net Sales and Revenues
Net sales	$29,461	$22,612
Finance and interest income	2,468	2,584
Other income	768	613
Total	32,697	25,809

Costs and Expenses
Cost of sales	21,307	17,206
Research and development expenses	1,137	1,201
Selling, administrative and general expenses	2,448	2,467
Interest expense	783	969
Other operating expenses	1,033	1,199
Total	26,708	23,042

Income of Consolidated Group before Income Taxes	5,989	2,767
Provision for income taxes	1,328	752

Income of Consolidated Group	4,661	2,015
Equity in income (loss) of unconsolidated affiliates	21	(20)

Net Income	4,682	1,995
Less: Net income attributable to noncontrolling interests	2	2
Net Income Attributable to Deere & Company	$4,680	$1,993

Per Share Data
Basic	$14.98	$6.36
Diluted	$14.86	$6.30

Average Shares Outstanding
Basic	312.4	313.3
Diluted	314.9	316.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME
For the Nine Months Ended August 1, 2021 and August 2, 2020
(In millions of dollars) Unaudited
	2021	2020

Net Income	$4,682	$1,995

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	208	338
Cumulative translation adjustment	319	(67)
Unrealized gain (loss) on derivatives	8	(4)
Unrealized gain (loss) on debt securities	(7)	21
Other Comprehensive Income (Loss), Net of Income Taxes	528	288

Comprehensive Income of Consolidated Group	5,210	2,283
Less: Comprehensive income attributable to noncontrolling interests	2	2
Comprehensive Income Attributable to Deere & Company	$5,208	$2,281

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions of dollars) Unaudited
	August 1	November 1	August 2
	2021	2020	2020
Assets
Cash and cash equivalents	$7,519	$7,066	$8,190
Marketable securities	688	641	640
Receivables from unconsolidated affiliates	29	31	26
Trade accounts and notes receivable – net	5,268	4,171	5,473
Financing receivables – net	31,449	29,750	27,814
Financing receivables securitized – net	5,401	4,703	5,469
Other receivables	1,673	1,220	1,217
Equipment on operating leases – net	6,982	7,298	7,158
Inventories	6,410	4,999	5,650
Property and equipment – net	5,649	5,817	5,754
Investments in unconsolidated affiliates	188	193	199
Goodwill	3,148	3,081	2,984
Other intangible assets – net	1,267	1,327	1,301
Retirement benefits	990	863	1,031
Deferred income taxes	1,767	1,499	1,534
Other assets	2,260	2,432	2,824
Total Assets	$80,688	$75,091	$77,264

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$10,404	$8,582	$9,075
Short-term securitization borrowings	5,277	4,682	5,361
Payables to unconsolidated affiliates	116	105	80
Accounts payable and accrued expenses	11,091	10,112	9,565
Deferred income taxes	515	519	479
Long-term borrowings	32,280	32,734	34,037
Retirement benefits and other liabilities	5,272	5,413	5,776
Total liabilities	64,955	62,147	64,373

Commitments and contingencies (Note 18)

Stockholders’ Equity
Common stock, $1 par value (issued shares at August 1, 2021 – 536,431,204)	5,031	4,895	4,750
Common stock in treasury	(19,780)	(18,065)	(17,671)
Retained earnings	35,491	31,646	31,128
Accumulated other comprehensive income (loss)	(5,011)	(5,539)	(5,319)
Total Deere & Company stockholders’ equity	15,731	12,937	12,888
Noncontrolling interests	2	7	3
Total stockholders’ equity	15,733	12,944	12,891
Total Liabilities and Stockholders’ Equity	$80,688	$75,091	$77,264

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended August 1, 2021 and August 2, 2020
(In millions of dollars) Unaudited
	2021	2020
Cash Flows from Operating Activities
Net income	$4,682	$1,995
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(17)	123
Provision for depreciation and amortization	1,569	1,614
Impairment charges	50	147
Share-based compensation expense	64	63
Undistributed earnings of unconsolidated affiliates	4	(5)
Credit for deferred income taxes	(271)	(160)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(444)	626
Inventories	(1,817)	(1)
Accounts payable and accrued expenses	742	(572)
Accrued income taxes payable/receivable	34	4
Retirement benefits	13	88
Other	(295)	135
Net cash provided by operating activities	4,314	4,057

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	14,480	13,237
Proceeds from maturities and sales of marketable securities	82	70
Proceeds from sales of equipment on operating leases	1,510	1,310
Cost of receivables acquired (excluding receivables related to sales)	(17,161)	(14,449)
Acquisitions of businesses, net of cash acquired	(19)
Purchases of marketable securities	(115)	(91)
Purchases of property and equipment	(492)	(594)
Cost of equipment on operating leases acquired	(1,210)	(1,312)
Collateral on derivatives – net	(189)	324
Other	12	(12)
Net cash used for investing activities	(3,102)	(1,517)

Cash Flows from Financing Activities
Increase in total short-term borrowings	929	170
Proceeds from long-term borrowings	5,877	8,331
Payments of long-term borrowings	(5,172)	(5,797)
Proceeds from issuance of common stock	136	111
Repurchases of common stock	(1,780)	(263)
Dividends paid	(761)	(718)
Other	(80)	(110)
Net cash provided by (used for) financing activities	(851)	1,724

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	106	80

Net Increase in Cash, Cash Equivalents, and Restricted Cash	467	4,344
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,172	3,956
Cash, Cash Equivalents, and Restricted Cash at End of Period	$7,639	$8,300

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended August 1, 2021 and August 2, 2020
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Three Months Ended August 2, 2020
Balance May 3, 2020	$11,865	$4,713	$(17,690)	$30,556	$(5,715)	$1
Net income	811			811
Other comprehensive income	396				396
Treasury shares reissued	19		19
Dividends declared	(239)			(239)
Stock options and other	39	37				2
Balance August 2, 2020	$12,891	$4,750	$(17,671)	$31,128	$(5,319)	$3

Nine Months Ended August 2, 2020
Balance November 3, 2019	$11,417	$4,642	$(17,474)	$29,852	$(5,607)	$4	$14
Net income	1,994			1,993		1	1
Other comprehensive income	288				288
Repurchases of common stock	(263)		(263)
Treasury shares reissued	66		66
Dividends declared	(719)			(716)		(3)	(1)
Noncontrolling interest redemption (Note 22)							(14)
Stock options and other	108	108		(1)		1
Balance August 2, 2020	$12,891	$4,750	$(17,671)	$31,128	$(5,319)	$3

Three Months Ended August 1, 2021
Balance May 2, 2021	$15,096	$4,999	$(19,052)	$34,105	$(4,960)	$4
Net income	1,667			1,667
Other comprehensive loss	(51)				(51)
Repurchases of common stock	(736)		(736)
Treasury shares reissued	8		8
Dividends declared	(282)			(280)		(2)
Stock options and other	31	32		(1)
Balance August 1, 2021	$15,733	$5,031	$(19,780)	$35,491	$(5,011)	$2

Nine Months Ended August 1, 2021
Balance November 1, 2020	$12,944	$4,895	$(18,065)	$31,646	$(5,539)	$7
ASU No. 2016-13 adoption (Note 3)	(35)			(35)
Net income	4,682			4,680		2
Other comprehensive income	528				528
Repurchases of common stock	(1,780)		(1,780)
Treasury shares reissued	65		65
Dividends declared	(802)			(800)		(2)
Stock options and other	131	136				(5)
Balance August 1, 2021	$15,733	$5,031	$(19,780)	$35,491	$(5,011)	$2

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

Financial Services – Includes primarily the Company’s financing operations.

Beginning in fiscal year 2021, the Company implemented a new operating model and reporting structure. With this change, the Company’s agriculture and turf operations were divided into two new segments: production and precision agriculture and small agriculture and turf. There were no changes to the construction and forestry and financial services segments. In addition, at the beginning of fiscal year 2021 the Company also reclassified goodwill from identifiable operating assets to corporate assets for segment reporting, as goodwill is no longer considered in evaluating the operating performance of the segments. Additional information on the new segments and the segment financial results are presented in Note 10. Prior period segment information was recast for a consistent presentation. References to agriculture and turf include both production and precision agriculture and small agriculture and turf.

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal year 2021 and 2020 were August 1, 2021 and August 2, 2020, respectively. Both third quarters contained 13 weeks, while both year-to-date periods contained 39 weeks. Unless otherwise stated, references to particular years, quarters, or months refer to the Company’s fiscal years generally ending in October and the associated periods in those fiscal years.

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

The Company also has an interest in a joint venture that manufactures construction equipment in Indaiatuba, Brazil for local and overseas markets. The joint venture is a VIE; however, the Company is not the primary beneficiary. Therefore, the entity’s financial results are not fully consolidated in the Company’s consolidated financial statements, but are included on the equity basis. The maximum exposure to loss was $9 million, $5 million, and $13 million at August 1, 2021, November 1, 2020, and August 2, 2020, respectively. On August 19, 2021, the Company announced the dissolution of the joint venture with Hitachi Construction Machinery Co., Ltd. and the purchase of the shares in the relevant joint venture manufacturing entities including the above referenced factory in Indaiatuba, Brazil. Refer to the Subsequent Events section of the MD&A for more details.

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

The Company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The Company transferred inventory to equipment on operating leases of approximately $450 million and $388 million in the first nine months of 2021 and 2020, respectively. The Company also had accounts payable related to purchases of property and equipment of approximately $51 million at both August 1, 2021 and August 2, 2020.

The Company’s restricted cash held at August 1, 2021, November 1, 2020, August 2, 2020, and November 3, 2019 was as follows in millions of dollars:

	August 1	November 1	August 2	November 3
	2021	2020	2020	2019
Equipment operations	$13	$11	$11	$21
Financial services	107	95	99	78
Total	$120	$106	$110	$99

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

The Company holds deposits from dealers (dealer deposits), which are recorded in “Accounts payable and accrued expenses” to absorb certain credit losses. Prior to adopting this ASU, the allowance for credit losses was estimated on probable credit losses incurred after consideration of recoveries from dealer deposits. The ASU considers dealer deposits and certain credit insurance contracts as freestanding credit enhancements. As a result, after adoption, credit losses recovered from dealer deposits and certain credit insurance contracts are presented in “Other income” and no longer as part of the allowance for credit losses or the provision for credit losses. The ASU also modified the treatment of the estimated write-off of delinquent receivables by no longer including the estimated benefit of charges to the dealer deposits in the write-off amount. This change increases the estimated write-offs on delinquent financing receivables with the benefit of credit losses recovered from dealer deposits presented in “Other income.” This benefit, in both situations, is recorded when the dealer deposits are charged and no longer based on estimated recoveries.

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

New Accounting Standards to be Adopted

The Company will adopt the following standards in future periods, none of which are expected to have a material effect on the Company’s consolidated financial statements:

No. 2019-12	Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes
No. 2020-08	Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs

(4)  Revenue Recognition

The Company’s revenue by primary geographical market, major product line, and timing of revenue recognition was as follows in millions of dollars:

	Three Months Ended August 1, 2021
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographical markets:
United States	$1,995	$1,753	$1,559	$605	$5,912
Canada	253	153	285	162	853
Western Europe	566	679	455	27	1,727
Central Europe and CIS	398	117	241	10	766
Latin America	758	125	227	60	1,170
Asia, Africa, Australia, New Zealand, and Middle East	368	385	308	38	1,099
Total	$4,338	$3,212	$3,075	$902	$11,527

Major product lines:
Production agriculture	$4,179				$4,179
Small agriculture		$2,355			2,355
Turf		719			719
Construction			$1,283		1,283
Compact construction			398		398
Roadbuilding			948		948
Forestry			342		342
Financial products	13	12	5	$902	932
Other	146	126	99		371
Total	$4,338	$3,212	$3,075	$902	$11,527

Timing of revenue recognition:
Revenue recognized at a point in time	$4,293	$3,191	$3,052	$27	$10,563
Revenue recognized over time	45	21	23	875	964
Total	$4,338	$3,212	$3,075	$902	$11,527

	Nine Months Ended August 1, 2021
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographical markets:
United States	$5,814	$5,014	$4,242	$1,812	$16,882
Canada	617	376	793	469	2,255
Western Europe	1,604	1,903	1,408	77	4,992
Central Europe and CIS	1,090	361	628	28	2,107
Latin America	1,971	305	617	179	3,072
Asia, Africa, Australia, New Zealand, and Middle East	991	1,230	1,054	114	3,389
Total	$12,087	$9,189	$8,742	$2,679	$32,697

Major product lines:
Production agriculture	$11,656				$11,656
Small agriculture		$6,583			6,583
Turf		2,268			2,268
Construction			$3,402		3,402
Compact construction			1,140		1,140
Roadbuilding			2,924		2,924
Forestry			975		975
Financial products	41	32	17	$2,679	2,769
Other	390	306	284		980
Total	$12,087	$9,189	$8,742	$2,679	$32,697

Timing of revenue recognition:
Revenue recognized at a point in time	$11,960	$9,137	$8,666	$77	$29,840
Revenue recognized over time	127	52	76	2,602	2,857
Total	$12,087	$9,189	$8,742	$2,679	$32,697

	Three Months Ended August 2, 2020
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographical markets:
United States	$1,617	$1,228	$1,048	$632	$4,525
Canada	199	96	194	146	635
Western Europe	517	586	376	22	1,501
Central Europe and CIS	219	100	178	9	506
Latin America	512	90	124	51	777
Asia, Africa, Australia, New Zealand, and Middle East	312	319	318	32	981
Total	$3,376	$2,419	$2,238	$892	$8,925

Major product lines:
Production agriculture	$3,210				$3,210
Small agriculture		$1,704			1,704
Turf		651			651
Construction			$817		817
Compact construction			303		303
Roadbuilding			818		818
Forestry			241		241
Financial products	14	10	5	$892	921
Other	152	54	54		260
Total	$3,376	$2,419	$2,238	$892	$8,925

Timing of revenue recognition:
Revenue recognized at a point in time	$3,337	$2,402	$2,210	$28	$7,977
Revenue recognized over time	39	17	28	864	948
Total	$3,376	$2,419	$2,238	$892	$8,925

	Nine Months Ended August 2, 2020
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographical markets:
United States	$4,892	$3,833	$3,331	$1,880	$13,936
Canada	460	239	532	453	1,684
Western Europe	1,422	1,570	1,073	66	4,131
Central Europe and CIS	608	269	477	27	1,381
Latin America	1,290	225	418	177	2,110
Asia, Africa, Australia, New Zealand, and Middle East	722	924	825	96	2,567
Total	$9,394	$7,060	$6,656	$2,699	$25,809

Major product lines:
Production agriculture	$8,915				$8,915
Small agriculture		$4,953			4,953
Turf		1,925			1,925
Construction			$2,535		2,535
Compact construction			930		930
Roadbuilding			2,146		2,146
Forestry			769		769
Financial products	48	24	18	$2,699	2,789
Other	431	158	258		847
Total	$9,394	$7,060	$6,656	$2,699	$25,809

Timing of revenue recognition:
Revenue recognized at a point in time	$9,277	$7,017	$6,576	$80	$22,950
Revenue recognized over time	117	43	80	2,619	2,859
Total	$9,394	$7,060	$6,656	$2,699	$25,809

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

The Company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These items are primarily extended warranty premiums, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses” in the consolidated balance sheet. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 18, was $1,259 million, $1,090 million, and $1,115 million at August 1, 2021, November 1, 2020, and August 2, 2020, respectively. The contract liability is reduced as the revenue is recognized. During the three months ended August 1, 2021 and August 2, 2020, $108 million and $97 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year. During the nine months ended August 1, 2021 and August 2, 2020, $442 million and $375 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year.

The Company entered into contracts with customers to deliver equipment and services that have not been recognized at August 1, 2021 because the equipment or services have not been provided. These contracts primarily relate to extended warranty and certain precision guidance and telematic services. The amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $957 million at August 1, 2021. The estimated revenue to be recognized by fiscal year follows in millions of dollars: remainder of 2021 - $113, 2022 - $312, 2023 - $242, 2024 - $152, 2025 - $73, 2026 - $44 and later years - $21. The Company discloses unsatisfied performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are generally for sales to dealers and end customers for equipment, service parts, repair services, and certain telematics services.

During 2020, and to a much lesser extent in 2021, the Company provided short-term payment relief on trade accounts and notes receivables to independent dealers and certain other customers that were negatively affected by the economic effects of COVID. The relief was provided both in regional programs and case-by-case situations with creditworthy customers. This relief generally included payment deferrals not exceeding three months, extending interest-free periods for up to an additional three months with the total interest-free period not to exceed one year, or reducing interest rates for a maximum of three months. The trade receivable balance granted relief since the beginning of the pandemic that remained outstanding at August 1, 2021 was not material.

(5)  Other Comprehensive Income Items

The after-tax changes in accumulated other comprehensive income (loss) was as follows in millions of dollars:

					Total
			Unrealized	Unrealized	Accumulated
	Retirement	Cumulative	Gain (Loss)	Gain (Loss)	Other
	Benefits	Translation	on	on	Comprehensive
	Adjustment	Adjustment	Derivatives	Debt Securities	Income (Loss)
Balance November 3, 2019	$(3,915)	$(1,651)	$(60)	$19	$(5,607)
Other comprehensive income (loss) items before reclassification	179	(75)	(14)	22	112
Amounts reclassified from accumulated other comprehensive income	159	8	10	(1)	176
Net current period other comprehensive income (loss)	338	(67)	(4)	21	288
Balance August 2, 2020	$(3,577)	$(1,718)	$(64)	$40	$(5,319)

Balance November 1, 2020	$(3,918)	$(1,596)	$(58)	$33	$(5,539)
Other comprehensive income (loss) items before reclassification	27	319	(1)	(7)	338
Amounts reclassified from accumulated other comprehensive income	181		9		190
Net current period other comprehensive income (loss)	208	319	8	(7)	528
Balance August 1, 2021	$(3,710)	$(1,277)	$(50)	$26	$(5,011)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars. Retirement benefits adjustment reclassifications for actuarial gain (loss), prior service (credit) cost, and settlements are included in net periodic pension and other postretirement benefit costs (see Note 8).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended August 1, 2021	Amount	Credit	Amount
Cumulative translation adjustment	$(112)	$(2)	$(114)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1)		(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3	(1)	2
Net unrealized gain (loss) on derivatives	2	(1)	1
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	11	(3)	8
Net unrealized gain (loss) on debt securities	11	(3)	8
Retirement benefits adjustment:
Net actuarial gain (loss)	(5)	1	(4)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	71	(17)	54
Prior service (credit) cost	1		1
Settlements	4	(1)	3
Net unrealized gain (loss) on retirement benefits adjustment	71	(17)	54
Total other comprehensive income (loss)	$(28)	$(23)	$(51)

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended August 1, 2021	Amount	Credit	Amount
Cumulative translation adjustment	$319		$319
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1)		(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	11	$(2)	9
Net unrealized gain (loss) on derivatives	10	(2)	8
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(6)	(1)	(7)
Net unrealized gain (loss) on debt securities	(6)	(1)	(7)
Retirement benefits adjustment:
Net actuarial gain (loss)	35	(8)	27
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	213	(53)	160
Prior service (credit) cost	5	(1)	4
Settlements	22	(5)	17
Net unrealized gain (loss) on retirement benefits adjustment	275	(67)	208
Total other comprehensive income (loss)	$598	$(70)	$528

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended August 2, 2020	Amount	Credit	Amount
Cumulative translation adjustment:
Unrealized gain (loss) on translation adjustment	$321	$2	$323
Reclassification of (gain) loss to Other operating expenses	8		8
Net unrealized gain (loss) on translation adjustment	329	2	331
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1)		(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	7	(2)	5
Net unrealized gain (loss) on derivatives	6	(2)	4
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	13	(2)	11
Reclassification of realized (gain) loss – Other income	(1)		(1)
Net unrealized gain (loss) on debt securities	12	(2)	10
Retirement benefits adjustment:
Net actuarial gain (loss)	(9)	2	(7)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	69	(17)	52
Prior service (credit) cost	2		2
Settlements	6	(2)	4
Net unrealized gain (loss) on retirement benefits adjustment	68	(17)	51
Total other comprehensive income (loss)	$415	$(19)	$396

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended August 2, 2020	Amount	Credit	Amount
Cumulative translation adjustment:
Unrealized gain (loss) on translation adjustment	$(77)	$2	$(75)
Reclassification of (gain) loss to Other operating expenses	8		8
Net unrealized gain (loss) on translation adjustment	(69)	2	(67)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(18)	4	(14)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	13	(3)	10
Net unrealized gain (loss) on derivatives	(5)	1	(4)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	27	(5)	22
Reclassification of realized (gain) loss – Other income	(1)		(1)
Net unrealized gain (loss) on debt securities	26	(5)	21
Retirement benefits adjustment:
Net actuarial gain (loss)	238	(59)	179
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	207	(62)	145
Prior service (credit) cost	6	(1)	5
Settlements	12	(3)	9
Net unrealized gain (loss) on retirement benefits adjustment	463	(125)	338
Total other comprehensive income (loss)	$415	$(127)	$288

(6)  Dividends Declared and Paid

Dividends declared and paid on a per share basis were as follows:

	Three Months Ended		Nine Months Ended
	August 1	August 2	August 1	August 2
	2021	2020	2021	2020
Dividends declared	$.90	$.76	$2.56	$2.28
Dividends paid	$.90	$.76	$2.42	$2.28

(7)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Nine Months Ended
	August 1	August 2	August 1	August 2
	2021	2020	2021	2020
Net income attributable to Deere & Company	$1,667	$811	$4,680	$1,993
Average shares outstanding	311.0	313.0	312.4	313.3
Basic per share	$5.36	$2.59	$14.98	$6.36

Average shares outstanding	311.0	313.0	312.4	313.3
Effect of dilutive share-based compensation	2.4	2.8	2.5	3.1
Total potential shares outstanding	313.4	315.8	314.9	316.4
Diluted per share	$5.32	$2.57	$14.86	$6.30

During the third quarter and first nine months of 2021, no shares were antidilutive. During the third quarter and first nine months of 2020, 1.2 million shares and .8 million shares, respectively, were excluded from the above per share computation because the incremental shares would have been antidilutive.

(8)  Pension and Other Postretirement Benefits

The Company has several defined benefit pension plans and postretirement benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries.

The worldwide components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	August 1	August 2	August 1	August 2
	2021	2020	2021	2020
Service cost	$83	$80	$251	$241
Interest cost	69	86	207	260
Expected return on plan assets	(199)	(204)	(599)	(613)
Amortization of actuarial loss	64	62	192	186
Amortization of prior service cost	2	3	8	9
Settlements	4	6	22	12
Net cost	$23	$33	$81	$95

The worldwide components of net periodic OPEB cost consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	August 1	August 2	August 1	August 2
	2021	2020	2021	2020
Service cost	$12	$12	$36	$36
Interest cost	25	34	76	106
Expected return on plan assets	(19)	(12)	(58)	(36)
Amortization of actuarial loss	7	7	21	21
Amortization of prior service credit	(1)	(1)	(3)	(3)
Curtailments				21
Net cost	$24	$40	$72	$145

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

During the first nine months of 2021, the Company contributed approximately $88 million to its pension plans and $113 million to its OPEB plans. The Company presently anticipates contributing an additional $11 million to its pension plans and $29 million to its OPEB plans during the remainder of fiscal year 2021. The pension and OPEB contributions are primarily direct benefit payments from Company funds. The Company previously planned to make a voluntary contribution to its U.S. OPEB plan for $700 million in the fourth quarter of 2021. This voluntary contribution will be delayed into fiscal year 2022.

(9)  Income Taxes

The Company’s unrecognized tax benefits at August 1, 2021, November 1, 2020, and August 2, 2020 were $772 million, $668 million, and $657 million, respectively. The liability at August 1, 2021, November 1, 2020, and August 2, 2020 consisted of approximately $213 million, $134 million, and $141 million, respectively, which would affect the effective tax rate if the tax benefits were recognized. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The Company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next 12 months would not be significant.

(10)  Segment Reporting

Beginning in fiscal year 2021, the Company implemented a new operating model and reporting structure. With this change, the Company’s agriculture and turf operations were divided into two new segments, which are described as follows:

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

	Three Months Ended			Nine Months Ended
	August 1	August 2%		August 1	August 2%
	2021	2020	Change	2021	2020	Change
Net sales and revenues:
Production & precision ag net sales	$4,250	$3,289	+29	$11,848	$9,161	+29
Small ag & turf net sales	3,147	2,383	+32	9,051	6,966	+30
Construction & forestry net sales	3,016	2,187	+38	8,562	6,485	+32
Financial services revenues	902	892	+1	2,679	2,699	-1
Other revenues	212	174	+22	557	498	+12
Total net sales and revenues	$11,527	$8,925	+29	$32,697	$25,809	+27
Operating profit:
Production & precision ag	$906	$605	+50	$2,557	$1,391	+84
Small ag & turf	583	337	+73	1,699	718	+137
Construction & forestry	463	205	+126	1,220	394	+210
Financial services	291	243	+20	844	498	+69
Total operating profit	2,243	1,390	+61	6,320	3,001	+111
Reconciling items	(85)	(122)	-30	(312)	(256)	+22
Income taxes	(491)	(457)	+7	(1,328)	(752)	+77
Net income attributable to Deere & Company	$1,667	$811	+106	$4,680	$1,993	+135

Intersegment sales and revenues:
Production & precision ag net sales	$8	$5	+60	$21	$18	+17
Small ag & turf net sales	2			9	2	+350
Construction & forestry net sales
Financial services revenues	61	59	+3	172	218	-21

Outside the U.S. and Canada:
Net sales and revenues	$4,762	$3,765	+26	$13,560	$10,189	+33
Operating profit	931	577	+61	2,565	1,109	+131

At the beginning of fiscal year 2021, the Company reclassified goodwill from identifiable operating segment assets to corporate assets for segment reporting, as goodwill is no longer considered in evaluating the operating performance of the segments. Prior period amounts have been restated for a consistent presentation.

	August 1	November 1	August 2
	2021	2020	2020
Identifiable assets:
Production & precision ag	$6,910	$5,708	$6,172
Small ag & turf	3,643	3,266	3,376
Construction & forestry	6,378	6,322	6,697
Financial services	51,647	48,719	48,869
Corporate	12,110	11,076	12,150
Total assets	$80,688	$75,091	$77,264

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

Due to the economic effects of COVID, the Company provided short-term payment relief to dealers and retail customers during 2020, and to a much lesser extent in 2021. The relief was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. Financing receivables granted relief since the beginning of the pandemic that remained outstanding at August 1, 2021 represented approximately 3 percent of the financing receivables balance. The majority of financing receivables granted short-term relief are beyond the deferral period and have either resumed making payments or are reported as delinquent based on the modified payment schedule.

While the Company implemented a new operating model in fiscal year 2021 resulting in new operating segments, assets managed by financial services, including most financing receivables and equipment on operating leases, continue to be evaluated by market (agriculture and turf or construction and forestry).

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, customer receivables) was as follows in millions of dollars at August 1, 2021:

	Year of Origination
	2021	2020	2019	2018	2017	Prior	Revolving Charge Accounts	Total
Customer receivables:
Agriculture and turf
Current	$9,159	$7,516	$3,938	$2,053	$910	$317	$3,658	$27,551
30-59 days past due	38	54	35	19	7	3	13	169
60-89 days past due	14	28	15	6	3	1	4	71
90+ days past due		1						1
Non-performing	12	58	63	42	22	30	6	233
Construction and forestry
Current	2,327	1,845	938	357	84	13	86	5,650
30-59 days past due	35	44	26	9	4	1	3	122
60-89 days past due	13	19	10	5	1	1	1	50
90+ days past due	4	2	9	5	6	2		28
Non-performing	12	47	41	19	8	4	1	132
Total customer receivables	$11,614	$9,614	$5,075	$2,515	$1,045	$372	$3,772	$34,007

The credit quality analysis of customer receivables was as follows in millions of dollars at November 1, 2020 and August 2, 2020:

	November 1, 2020			August 2, 2020
	Retail Notes & Financing Leases	Revolving Charge Accounts	Total	Retail Notes & Financing Leases	Revolving Charge Accounts	Total
Customer receivables:
Agriculture and turf
Current	$21,597	$3,787	$25,384	$20,261	$3,876	$24,137
30-59 days past due	135	13	148	148	20	168
60-89 days past due	64	4	68	77	3	80
90+ days past due	2		2	4		4
Non-performing	263	6	269	329	8	337
Construction and forestry
Current	4,859	88	4,947	4,582	85	4,667
30-59 days past due	111	2	113	90	3	93
60-89 days past due	55	1	56	40	1	41
90+ days past due	14		14	12		12
Non-performing	106	1	107	139	1	140
Total customer receivables	$27,206	$3,902	$31,108	$25,682	$3,997	$29,679

The credit quality analysis of wholesale receivables was as follows in millions of dollars at August 1, 2021:

	Year of Origination
	2021	2020	2019	2018	2017	Prior	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$263	$110	$38	$13	$3	$1	$2,256	$2,684
30-59 days past due
60-89 days past due
90+ days past due
Non-performing			18					18
Construction and forestry
Current	8	8	8	1	1	1	287	314
30-59 days past due						1		1
60-89 days past due
90+ days past due
Non-performing
Total wholesale receivables	$271	$118	$64	$14	$4	$3	$2,543	$3,017

The credit quality analysis of wholesale receivables was as follows in millions of dollars at November 1, 2020 and August 2, 2020:

	November 1	August 2
	2020	2020
Wholesale receivables:
Agriculture and turf
Current	$3,010	$3,279
30-59 days past due
60-89 days past due
90+ days past due
Non-performing	47	50
Construction and forestry
Current	472	473
30-59 days past due
60-89 days past due
90+ days past due
Non-performing		2
Total wholesale receivables	$3,529	$3,804

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

An analysis of the allowance for credit losses and investment in financing receivables follows in millions of dollars during the periods:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Three Months Ended August 1, 2021
Allowance:
Beginning of period balance	$152	$19	$7	$178
Provision	3			3
Write-offs	(14)	(9)		(23)
Recoveries	8	8		16
End of period balance	$149	$18	$7	$174

Nine Months Ended August 1, 2021
Allowance:
Beginning of period balance	$133	$43	$8	$184
ASU No. 2016-13 adoption	44	(13)		31
Provision (credit)	(9)	(16)	(1)	(26)
Write-offs	(38)	(23)		(61)
Recoveries	17	27		44
Translation adjustments	2			2
End of period balance	$149	$18	$7	$174
Financing receivables:
End of period balance	$30,235	$3,772	$3,017	$37,024

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Three Months Ended August 2, 2020
Allowance:
Beginning of period balance	$141	$43	$11	$195
Provision (credit)	6	14	(2)	18
Write-offs	(9)	(22)		(31)
Recoveries	7	8		15
Translation adjustments	3			3
End of period balance	$148	$43	$9	$200

Nine Months Ended August 2, 2020
Allowance:
Beginning of period balance	$107	$40	$3	$150
Provision	88	32	4	124
Write-offs	(53)	(51)		(104)
Recoveries	12	22		34
Translation adjustments	(6)		2	(4)
End of period balance	$148	$43	$9	$200
Financing receivables:
End of period balance	$25,682	$3,997	$3,804	$33,483

The allowance for credit losses on retail notes and financing lease receivables increased in the first nine months of 2021 due to the impact of adopting ASU No. 2016-13. This was partially offset by lower expected losses on retail notes and financing leases in the construction and forestry market and better than expected performance of accounts granted payment relief due to the economic effects of COVID. The allowance for credit losses on revolving charge accounts decreased in the first nine months of 2021, reflecting strong payment performance due to continued improvement in the agricultural market.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity date, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first nine months of 2021, the Company identified 304 receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $12 million pre-modification and $10 million post-modification. During the first nine months of 2020, there were 413 receivable contracts, primarily wholesale receivables in Argentina, identified as troubled debt restructurings with aggregate balances of $99 million pre-modification and $88 million post-modification. The short-term payment relief related to COVID, mentioned earlier, did not meet the definition of a troubled debt restructuring. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At August 1, 2021, the Company had no commitments to lend to borrowers whose accounts were modified in troubled debt restructurings.

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

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $3,605 million, $2,898 million, and $3,342 million at August 1, 2021, November 1, 2020, and August 2, 2020, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $3,487 million, $2,856 million, and $3,259 million at August 1, 2021, November 1, 2020, and August 2, 2020, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

In certain securitizations, the Company transfers retail notes to non-VIE banking operations, which are not consolidated since the Company does not have a controlling interest in the entities. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $568 million, $576 million, and $680 million at August 1, 2021, November 1, 2020, and August 2, 2020, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $533 million, $554 million, and $643 million at August 1, 2021, November 1, 2020, and August 2, 2020, respectively.

In certain securitizations, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,341 million, $1,327 million, and $1,551 million at August 1, 2021, November 1, 2020, and August 2, 2020, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,259 million, $1,275 million, and $1,463 million at August 1, 2021, November 1, 2020, and August 2, 2020, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

August 1
2021
Carrying value of liabilities	$1,259
Maximum exposure to loss	1,341

The total assets of unconsolidated VIEs related to securitizations were approximately $37 billion at August 1, 2021.

The components of consolidated restricted assets related to secured borrowings in securitization transactions were as follows in millions of dollars:

	August 1	November 1	August 2
	2021	2020	2020
Financing receivables securitized (retail notes)	$5,421	$4,716	$5,484
Allowance for credit losses	(20)	(13)	(15)
Other assets	113	98	104
Total restricted securitized assets	$5,514	$4,801	$5,573

The components of consolidated secured borrowings and other liabilities related to securitizations were as follows in millions of dollars:

	August 1	November 1	August 2
	2021	2020	2020
Short-term securitization borrowings	$5,277	$4,682	$5,361
Accrued interest on borrowings	2	3	4
Total liabilities related to restricted securitized assets	$5,279	$4,685	$5,365

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At August 1, 2021, the maximum remaining term of all securitized retail notes was approximately seven years.

(13)  Inventories

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries and certain foreign equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) method. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) method, estimated inventories by major classification in millions of dollars would have been as follows:

	August 1	November 1	August 2
	2021	2020	2020
Raw materials and supplies	$2,895	$1,995	$2,101
Work-in-process	1,124	648	696
Finished goods and parts	4,176	4,006	4,427
Total FIFO value	8,195	6,649	7,224
Less adjustment to LIFO value	1,785	1,650	1,574
Inventories	$6,410	$4,999	$5,650

(14)  Goodwill and Other Intangible Assets–Net

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Production &	Small Ag	Construction
	Precision Ag	& Turf	& Forestry	Total
Goodwill at November 3, 2019	$310	$264	$2,343	$2,917
Translation adjustments and other	1	1	65	67
Goodwill at August 2, 2020	$311	$265	$2,408	$2,984

Goodwill at November 1, 2020	$333	$268	$2,480	$3,081
Acquisition	12			12
Translation adjustments and other	13	(3)	45	55
Goodwill at August 1, 2021	$358	$265	$2,525	$3,148

There were no accumulated goodwill impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	August 1	November 1	August 2
	2021	2020	2020
Amortized intangible assets:
Customer lists and relationships	$545	$535	$515
Technology, patents, trademarks, and other	1,080	1,056	1,021
Total at cost	1,625	1,591	1,536
Less accumulated amortization:
Customer lists and relationships	144	113	103
Technology, patents, trademarks, and other	337	274	255
Total accumulated amortization	481	387	358
Amortized intangible assets, net	1,144	1,204	1,178
Unamortized intangible assets:
In-process research and development	123	123	123
Other intangible assets – net	$1,267	$1,327	$1,301

The amortization of other intangible assets in the third quarter and the first nine months of 2021 was $27 million and $89 million, and for 2020 was $26 million and $76 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2021 – $26, 2022 – $107, 2023 – $106, 2024 – $102, 2025 – $99, and 2026 –$97.

(15)  Total Short-Term Borrowings

Total short-term borrowings were as follows in millions of dollars:

	August 1	November 1	August 2
	2021	2020	2020
Equipment Operations
Commercial paper			$60
Notes payable to banks	$114	$192	268
Finance lease obligations due within one year	23	21	18
Long-term borrowings due within one year	1,239	79	507
Total	1,376	292	853
Financial Services
Commercial paper	1,882	1,238	1,927
Notes payable to banks	19	182	181
Long-term borrowings due within one year	7,127	6,870	6,114
Total	9,028	8,290	8,222
Short-term borrowings	10,404	8,582	9,075
Short-term securitization borrowings
Equipment Operations	12	26	37
Financial Services	5,265	4,656	5,324
Total	5,277	4,682	5,361
Total short-term borrowings	$15,681	$13,264	$14,436

(16)  Long-Term Borrowings

Long-term borrowings were as follows in millions of dollars. The financial services medium-term notes include fair value adjustments related to interest rate swaps.

	August 1	November 1	August 2
	2021	2020	2020
Equipment Operations
U.S. dollar notes and debentures:
8½% debentures due 2022		$105	$105
2.60% notes due 2022		1,000	1,000
2.75% notes due 2025	$700	700	700
6.55% debentures due 2028	200	200	200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
7.125% notes due 2031	300	300	300
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
Euro notes:
.5% notes due 2023 (€500 principal)	594	584	592
1.375% notes due 2024 (€800 principal)	951	934	948
1.85% notes due 2028 (€600 principal)	713	700	711
2.20% notes due 2032 (€600 principal)	713	700	711
1.65% notes due 2039 (€650 principal)	773	759	770
Finance lease obligations and other notes	44	153	193
Less debt issuance costs and debt discounts	56	61	63
Total	8,982	10,124	10,217
Financial Services
Notes and debentures:
Medium-term notes: (principal as of: August 1, 2021 - $21,892, November 1, 2020 - $20,996, August 2, 2020 - $22,032)	22,346	21,661	22,826
Other notes	1,015	1,003	1,051
Less debt issuance costs and debt discounts	63	54	57
Total	23,298	22,610	23,820
Long-term borrowings	$32,280	$32,734	$34,037

(17)  Leases

Lessee

Operating and finance lease right of use assets and liabilities were as follows in millions of dollars:

	August 1	November 1	August 2
	2021	2020	2020
Operating leases:
Other assets	$310	$324	$341
Accounts payable and accrued expenses	304	305	318

Finance leases:
Property and equipment - net	$68	$63	$56

Short-term borrowings	$23	$21	$18
Long-term borrowings	42	39	33
Total finance lease liabilities	$65	$60	$51

Right of use assets obtained in exchange for lease liabilities were as follows in millions of dollars:

	Nine Months Ended
	August 1, 2021	August 2, 2020
Operating leases	$80	$27
Finance leases	25	37

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

Lease revenues earned by the Company were as follows in millions of dollars:

	Three Months Ended		Nine Months Ended
	August 1, 2021	August 2, 2020	August 1, 2021	August 2, 2020
Sales-type and direct financing lease revenues	$37	$33	$107	$101
Operating lease revenues	359	361	1,079	1,104
Variable lease revenues	6	6	18	17
Total lease revenues	$402	$400	$1,204	$1,222

The Company estimates the residual values for operating leases at lease inception based on several factors, including lease term, expected hours of usage, historical wholesale sale prices, return experience, intended use of the equipment, market dynamics and trends, and dealer residual guarantees. The Company reviews residual value estimates during the lease term and tests the carrying value of its operating lease assets for impairment when events or circumstances necessitate. In the second quarter of 2020, the Company recorded impairment losses on operating leases of $22 million due to higher expected equipment return rates and lower estimated values of used construction equipment. Operating lease impairments were recorded in “Other operating expenses.”

The Company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to lease maturity. Equipment returned to the Company upon termination of leases is remarketed by the Company. In the second quarter of 2020, the Company recorded impairment losses on matured operating lease inventory of $10 million due to lower estimated values of used construction equipment. These impairment losses were included in “Other operating expenses.”

Due to the significant, negative effects of COVID, the Company provided short-term payment relief to lessees during 2020, and to a much lesser extent in 2021. The relief, which included payment deferrals of three months or less, was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. The operating leases granted relief since the beginning of the pandemic that remained outstanding at August 1, 2021 represented approximately 3 percent of the Company’s operating lease portfolio. The majority of operating leases granted short-term relief are beyond the deferral period and have resumed making payments.

(18)  Commitments and Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $709 million and $621 million at August 1, 2021 and August 2, 2020, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums was as follows in millions of dollars:

	Three Months Ended		Nine Months Ended
	August 1	August 2	August 1	August 2
	2021	2020	2021	2020
Beginning of period balance	$1,876	$1,767	$1,743	$1,800
Payments	(209)	(250)	(626)	(703)
Amortization of premiums received	(66)	(58)	(193)	(168)
Accruals for warranties	299	177	794	609
Premiums received	96	68	258	202
Foreign exchange	(2)	27	18	(9)
End of period balance	$1,994	$1,731	$1,994	$1,731

At August 1, 2021, the Company had approximately $419 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At August 1, 2021, the Company had accrued losses of approximately $7 million under these agreements. The maximum remaining term of the receivables guaranteed at August 1, 2021 was approximately seven years.

At August 1, 2021, the Company had commitments of approximately $312 million for the construction and acquisition of property and equipment. Also, at August 1, 2021, the Company had restricted assets of $72 million, primarily as collateral for borrowings and restricted other assets. See Note 12 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $65 million at August 1, 2021. The accrued liability for these contingencies was not material at August 1, 2021.

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

	August 1, 2021		November 1, 2020		August 2, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net:
Equipment operations	$89	$85	$105	$103	$111	$102
Financial services	31,360	31,430	29,645	29,838	27,703	27,929
Total	$31,449	$31,515	$29,750	$29,941	$27,814	$28,031

Financing receivables securitized – net:
Equipment operations	$13	$13	$26	$26	$37	$34
Financial services	5,388	5,454	4,677	4,773	5,432	5,544
Total	$5,401	$5,467	$4,703	$4,799	$5,469	$5,578

Short-term securitization borrowings:
Equipment operations	$12	$13	$26	$26	$37	$37
Financial services	5,265	5,289	4,656	4,698	5,324	5,381
Total	$5,277	$5,302	$4,682	$4,724	$5,361	$5,418

Long-term borrowings due within one year:
Equipment operations	$1,239	$1,257	$79	$78	$507	$504
Financial services	7,127	7,183	6,870	6,936	6,114	6,168
Total	$8,366	$8,440	$6,949	$7,014	$6,621	$6,672

Long-term borrowings:
Equipment operations	$8,940	$10,586	$10,085	$11,837	$10,184	$12,163
Financial services	23,298	23,759	22,610	23,170	23,820	24,464
Total	$32,238	$34,345	$32,695	$35,007	$34,004	$36,627

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

	August 1	November 1	August 2
	2021	2020	2020
Level 1:
Marketable securities
International equity securities	$3	$2	$2
U.S. equity fund	74	62	68
U.S. government debt securities	60	55	50
Total Level 1 marketable securities	137	119	120

Level 2:
Marketable securities
U.S. government debt securities	124	113	105
Municipal debt securities	71	68	64
Corporate debt securities	217	188	185
International debt securities	3	2	2
Mortgage-backed securities	136	147	159
Total Level 2 marketable securities	551	518	515
Other assets
Derivatives:
Interest rate contracts	389	669	895
Foreign exchange contracts	41	48	57
Cross-currency interest rate contracts	2	8	9
Total Level 2 other assets	432	725	961
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	83	88	115
Foreign exchange contracts	67	26	55
Cross-currency interest rate contracts	2	1
Total Level 2 accounts payable and accrued expenses	152	115	170

Level 3:
Marketable securities
International debt securities		4	5

The contractual maturities of debt securities at August 1, 2021 in millions of dollars are shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity. Mortgage-backed securities were primarily issued by U.S. government sponsored enterprises.

	Amortized	Fair
	Cost	Value
Due in one year or less	$21	$21
Due after one through five years	82	86
Due after five through 10 years	136	142
Due after 10 years	213	226
Mortgage-backed securities	132	136
Debt securities	$584	$611

Fair value, nonrecurring measurements from impairments, excluding financing receivables with specific allowances which were not significant, were as follows in millions of dollars. The fair value measurement losses for the investment in unconsolidated affiliates during the nine months ended August 2, 2020 were Level 1. The other fair value measurements were Level 3. Equipment on operating leases – net and Other assets fair values for November 1, 2020 represents the fair value assessment at May 3, 2020.

	Fair Value			Losses
				Three Months Ended		Nine Months Ended
	August 1	November 1	August 2	August 1	August 2	August 1	August 2
	2021	2020	2020	2021	2020	2021	2020
Other receivables		$1	$1		$2		$2
Equipment on operating leases – net		$371					$22
Property and equipment – net		$135	$8		$5	$44	$67
Investments in unconsolidated affiliates		$19					$20
Other intangible assets – net					$2		$2
Other assets		$59	$19		$24	$6	$34

The following is a description of the valuation methodologies the Company uses to measure certain financial instruments on the balance sheet at fair value:

Marketable securities – The portfolio of investments, except for the Level 3 measurement international debt securities, is primarily valued on a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk, and prepayment speeds. Funds are primarily valued using the fund’s net asset value, based on the fair value of the underlying securities. The Level 3 measurement international debt securities were primarily valued using an income approach based on discounted cash flows using yield curves derived from limited, observable market data.

Derivatives – The Company’s derivative financial instruments consist of interest rate contracts (swaps), foreign currency exchange contracts (futures, forwards and swaps), and cross-currency interest rate contracts (swaps). The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

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

Property and equipment – net – The impairments are measured at the lower of the carrying amount, or fair value. The valuations were based on cost and market approaches. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence, or quoted prices when available (see Note 22).

Investment in unconsolidated affiliates – Other than temporary impairments for investments are measured as the difference between the implied fair value or the estimated realization amount, and the carrying value of the investment. The fair value for publicly traded entities is the share price multiplied by the shares owned, or estimated realization amount (see Note 22).

Other intangible assets – net – The impairment was measured at the remaining net book value of customer relationships related to a closed factory operation (see Note 22).

Other assets – The impairments of matured operating lease inventory are measured at the fair value of that inventory. The valuations were based on a market approach. The inputs include sales of comparable assets. The impairment of the German lawn mower business was measured at the estimated realizable value. Fair value was based on estimates of the final sale price (see Note 22).

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

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at August 1, 2021, November 1, 2020, and August 2, 2020 were $1,750 million, $1,550 million, and $1,900 million, respectively. Fair value gains or losses on cash flow hedges were recorded in OCI and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at August 1, 2021 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $4 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at August 1, 2021, November 1, 2020, and August 2, 2020 were $8,658 million, $7,239 million, and $8,850 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows in millions of dollars:

		Cumulative Increase (Decrease) of Fair
		Value Hedging Adjustments Included in
		the Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
	Hedged Item	Relationships	Relationships	Total
August 1, 2021
Long-term borrowings due within one year	$188	$4	$(1)	$3
Long-term borrowings	8,888	263	190	453

November 1, 2020
Long-term borrowings due within one year	$155	$2	$3	$5
Long-term borrowings	7,725	543	122	665

August 2, 2020
Long-term borrowings due within one year	$480	$6	$2	$8
Long-term borrowings	9,140	754	40	794

Long-term borrowings due within one year are presented in short-term borrowings.

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps), foreign currency exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings, purchases or sales of inventory, and below market retail financing programs. The total notional amounts of these interest rate swaps at August 1, 2021, November 1, 2020, and August 2, 2020 were $9,195 million, $8,514 million, and $7,522 million, the foreign exchange contracts were $6,328 million, $4,903 million, and $4,790 million, and the cross-currency interest rate contracts were $197 million, $113 million, and $125 million, respectively. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense or net sales and the gains or losses from foreign exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the condensed consolidated balance sheet were as follows in millions of dollars:

	August 1	November 1	August 2
Other Assets	2021	2020	2020
Designated as hedging instruments:
Interest rate contracts	$332	$586	$806

Not designated as hedging instruments:
Interest rate contracts	57	83	89
Foreign exchange contracts	41	48	57
Cross-currency interest rate contracts	2	8	9
Total not designated	100	139	155

Total derivative assets	$432	$725	$961

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$40	$14	$24

Not designated as hedging instruments:
Interest rate contracts	43	74	91
Foreign exchange contracts	67	26	55
Cross-currency interest rate contracts	2	1
Total not designated	112	101	146

Total derivative liabilities	$152	$115	$170

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	August 1	August 2	August 1	August 2
	2021	2020	2021	2020
Fair Value Hedges:
Interest rate contracts - Interest expense	$146	$78	$(79)	$589

Cash Flow Hedges:
Recognized in OCI
Interest rate contracts - OCI (pretax)	(1)	(1)	(1)	(18)

Reclassified from OCI
Interest rate contracts - Interest expense	(3)	(7)	(11)	(13)

Not Designated as Hedges:
Interest rate contracts - Net sales	$(2)	$(2)	$3	$(26)
Interest rate contracts - Interest expense *	(2)	(1)	(6)	2
Foreign exchange contracts - Cost of sales	(7)	(28)	(107)	64
Foreign exchange contracts - Other operating expenses *	(5)	(49)	(209)	125
Total not designated	$(16)	$(80)	$(319)	$165

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at August 1, 2021, November 1, 2020, and August 2, 2020, was $87 million, $89 million, and $115 million, respectively. In accordance with the limits established in these agreements, the Company posted no cash collateral at August 1, 2021, November 1, 2020, or August 2, 2020. In addition, the Company paid $8 million of cash collateral that was outstanding at August 1, 2021 to participate in an international futures market to hedge currency exposure, not included in the table below.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid was as follows in millions of dollars:

	Gross Amounts	Netting
August 1, 2021	Recognized	Arrangements	Collateral	Net Amount
Assets	$432	$(94)	$(88)	$250
Liabilities	152	(94)	(2)	56

	Gross Amounts	Netting
November 1, 2020	Recognized	Arrangements	Collateral	Net Amount
Assets	$725	$(93)	$(274)	$358
Liabilities	115	(93)		22

	Gross Amounts	Netting
August 2, 2020	Recognized	Arrangements	Collateral	Net Amount
Assets	$961	$(120)	$(332)	$509
Liabilities	170	(120)		50

(21)  Stock Option and Restricted Stock Awards

In December 2020, the Company granted stock options to employees for the purchase of 269 thousand shares of common stock at an exercise price of $254.83 per share and a binomial lattice model fair value of $62.73 per share at the grant date. At August 1, 2021, options for 2.6 million shares were outstanding with a weighted-average exercise price of $126.13 per share. The Company also granted 212 thousand restricted stock units to employees and non-employee directors in the first nine months of 2021, of which 165 thousand are subject to service based only conditions and 47 thousand are subject to performance/service based conditions. The weighted-average fair value of the service based only units at the grant date was $258.67 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $245.73 per unit based on the market price of a share of underlying common stock excluding dividends. At August 1, 2021, the Company was authorized to grant an additional 17.7 million shares under the equity incentive plans.

(22)  Special Items

2021 Special Items

In the third quarter of 2021, the Company sold a closed factory that previously produced small agricultural equipment in China, resulting in a $27 million pretax gain. During the first quarter of 2021, the fixed assets in an asphalt plant factory in Germany were impaired by $38 million, pretax and after-tax. The Company also continued to assess its manufacturing locations, resulting in additional long-lived asset impairments of $12 million pretax. The impairments were the result of a decline in forecasted financial performance that indicated it was probable future cash flows would not cover the carrying amount of the net assets. These impairments were offset by a favorable indirect tax ruling in Brazil of $58 million pretax. See Note 19 for fair value measurement information.

	Nine Months Ended August 1, 2021
Expense (benefit):	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Total
Long-lived asset impairments – Cost of sales	$5	$3	$42	$50
Brazil indirect tax – Cost of sales	(53)		(5)	(58)
Gain on sale – Other income		(27)		(27)
Total expense (benefit)	$(48)	$(24)	$37	$(35)

2020 Special Items

In the second quarter of 2020, the fixed assets in an asphalt plant factory in Germany were impaired by $62 million pretax and after-tax. The impairment is the result of a decline in forecasted financial performance that indicated it was probable future cash flows would not cover the carrying amount of the net assets. The equipment on operating leases and matured operating lease inventory were impaired by $22 million and $10 million pretax, respectively, with an income tax benefit of approximately $9 million. The impairments were the result of higher expected equipment return rates and lower estimated values of used construction equipment than originally estimated with the probable effect that the future cash flows would not cover the carrying amount of the net assets. A minority investment in a construction equipment company headquartered in South Africa was impaired by $20 million pretax and after-tax. The impairment was the result of an other than temporary decline in value. In the third quarter of 2020, the Company closed a factory producing small agricultural equipment in China. In connection with this closure, a non-cash impairment of other receivables, property, and intangible assets of $9 million pretax and after-tax was recorded and $4 million pretax and after-tax for severance payments. See Note 19 for fair value measurement information.

	Nine Months Ended August 2, 2020
Expense:	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Factory closure – Cost of sales	$13			$13
Long-lived asset impairments – Cost of sales		$62		62
Equipment on operating leases & matured operating lease inventory impairments – Other operating expenses			$32	32
Investments in unconsolidated affiliates impairment – Equity in loss of unconsolidated affiliate		20		20
Total expense	$13	$82	$32	$127

Dispositions

In the third quarter of 2020, the Company reached a definitive agreement to sell its German walk-behind lawn mower business. This transaction closed in the fourth quarter of 2020. A non-cash impairment of $24 million pretax and after-tax was recorded in “Other operating expenses” to write the operations down to realizable value. This activity was included in the Company’s small agriculture and turf segment.

Employee-Separation Program

During the first quarter of 2020, the Company announced a broad voluntary employee-separation program for the U.S. salaried workforce that continued the efforts to create a more efficient organization structure and reduce operating costs. The program provided for cash payments based on years of service. The expense was recorded primarily in the period in which the employees irrevocably accepted the separation offer. The payments for the program were also substantially made in the first quarter of 2020. Included in the total pretax expense is a non-cash charge of $21 million resulting from a curtailment in certain OPEB plans (see Note 8), which was recorded outside of operating profit in “Other operating expense.”

	Nine Months Ended August 2, 2020
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Cost of sales	$21	$11	$9		$41
Research and development expenses	8	7	4		19
Selling, administrative and general expenses	19	19	14	$3	55
Total operating profit impact	$48	$37	$27	$3	115
Other operating expenses					23
Total expense					$138

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

Trends and Economic Conditions

Industry sales of large agricultural machinery in the U.S. and Canada are expected to be up about 25 percent for 2021 compared to the prior year. Industry sales of small agricultural and turf equipment in the U.S. and Canada are expected to be up about 10 percent in 2021. Industry sales of agricultural machinery in Europe are forecast to be up about 10 to 15 percent. In South America, industry sales of tractors and combines are projected to be up about 20 percent in 2021. Industry sales of agricultural machinery in Asia are forecast to be up significantly. Construction industry sales in the U.S. and Canada for 2021 are expected to increase about 15 to 20 percent, while compact construction equipment in the U.S. and Canada are forecast to increase about 20 to 25 percent. In forestry, global industry sales are expected to be about 15 percent higher. The Company’s financial services operations are expected to benefit from improvement on operating lease residual values, a lower provision for credit losses, more favorable financing spreads, and income earned on a higher average portfolio for fiscal year 2021 compared to the prior year.

Items of concern include uncertainty of the effectiveness of governmental and private sector actions to address COVID, supply of critical parts and components, trade agreements, the uncertainty of the results of monetary and fiscal policies, the impact of elevated levels of sovereign and state debt, capital market disruptions, changes in demand and pricing for new and used equipment, geopolitical events, and the other items discussed in the “Safe Harbor Statement” below. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the Company’s results. The future financial effects of COVID are unknown due to many factors. As a result, predicting the Company’s forecasted financial performance is subject to many assumptions.

The Company’s strong results, driven by essentially all product lines, reflect strong worldwide markets for farm and construction equipment and the dedication of the Company’s employees and dealers to keep factories running and customers served while enduring significant supply chain pressures. The Company’s smart industrial operating model continues to be demonstrated in enhanced financial performance and strategic investments reinforcing efforts to help customers achieve improved profitability, productivity, and sustainability through the effective use of technology. While increased supply chain pressures are expected to persist through the remainder of the year, the Company is working closely with key suppliers to secure the parts and components that customers need to deliver essential food production and infrastructure. Despite these challenges, we believe the Company is well positioned for a strong year, to continue to deliver precision technologies, and to unlock greater value for customers and other stakeholders in the future.

COVID Effects, Actions, and Recent Developments

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

The Company broadened its supply base to minimize the impact of potential supply chain disruptions on its ability to meet customer demand. The Company has experienced shortages of critical parts and components, which has presented challenges and production disruptions. The Company continues to monitor the situation and work closely with suppliers.

The Company continued to work closely with distribution channel and equipment user customers in the first nine months of 2021 in connection with short-term payment relief on obligations owed to the Company. Financing receivables and operating leases granted relief since the beginning of the pandemic that remained outstanding at August 1, 2021 represented about 3 percent of the respective portfolio balances. The trade receivable balance granted relief that remained outstanding at August 1, 2021 was not material. Additional information is presented in Notes 4, 11, and 17.

2021 Compared with 2020

	Three Months Ended			Nine Months Ended
Deere & Company	August 1	August 2%		August 1	August 2%
(In millions of dollars, except per share amounts)	2021	2020	Change	2021	2020	Change
Net sales and revenues	$11,527	$8,925	+29	$32,697	$25,809	+27
Net income attributable to Deere & Company	1,667	811	+106	4,680	1,993	+135
Diluted earnings per share	5.32	2.57		14.86	6.30

In the third quarter of 2021, the Company sold a closed factory that previously produced small agricultural equipment in China, resulting in a $27 million gain recorded in “Other income.”

In the third quarter of 2020, the Company recorded impairments totaling $37 million pretax and after-tax related to an agreement to sell its German turf business and a factory closure in China. In the second quarter of 2020, the Company recorded impairments totaling $114 million pretax and $105 million after-tax related to certain fixed assets, operating lease equipment, and a minority investment in a construction equipment company headquartered in South Africa. In the first nine months of 2020, total voluntary employee-separation program (VSEP) expense recognized was $138 million pretax.

See Note 22 for more information on 2021 and 2020 special items.

	Three Months Ended			Nine Months Ended
Equipment Operations	August 1	August 2%		August 1	August 2%
(In millions of dollars)	2021	2020	Change	2021	2020	Change
Worldwide:
Net sales	$10,413	$7,859	+32	$29,461	$22,612	+30
Operating profit	1,952	1,147	+70	5,476	2,503	+119
Net income	1,440	628	+129	4,026	1,612	+150
Price realization			+6			+6
Currency translation			+4			+3

U.S. and Canada:
Net sales	5,900	4,302	+37	16,586	13,049	+27
Price realization			+5			+5
Currency translation			+1			+1

Outside U.S. and Canada:
Net sales	4,513	3,557	+27	12,875	9,563	+35
Price realization			+7			+8
Currency translation			+7			+5

The discussion on net sales and operating profit is included in the Business Segment Results below.

	Three Months Ended			Nine Months Ended
Deere & Company	August 1	August 2%		August 1	August 2%
(In millions of dollars)	2021	2020	Change	2021	2020	Change
Cost of sales to net sales	72.7%	74.2%		72.3%	76.1%

Other income	$289	$228	+27	$768	$613	+25
Research and development expenses	394	370	+6	1,137	1,201	-5
Selling, administrative and general expenses	841	752	+12	2,448	2,467	-1
Other operating expenses	324	408	-21	1,033	1,199	-14

The cost of sales to net sales ratio decreased in the third quarter and the first nine months primarily due to price realization and impairments recorded in 2020 (see Note 22). The first nine months of 2020 were also impacted by VSEP costs. Other income increased in both periods due to a gain on the sale of a factory in China and gains on the disposition of operating lease equipment in 2021. Research and development expenses were higher for the current three months but were lower for the first nine months primarily due to timing of project initiatives. Selling, administrative and general expenses increased in the third quarter primarily due to higher incentive compensation. Selling, administrative and general expenses decreased on a year-to-date basis primarily due to a lower provision for credit losses and VSEP costs recorded in 2020 (see Note 22), partially offset by higher incentive compensation. Other operating expenses decreased in both periods primarily due to lower retirement benefit costs, lower depreciation of equipment on operating leases, and an impairment of the German walk-behind lawn mower business in 2020. Results for the prior nine-month period also included impairments on lease residual values and losses on the disposition of operating lease equipment.

Business Segment Results

	Three Months Ended			Nine Months Ended
Production and Precision Agriculture	August 1	August 2%		August 1	August 2%
(In millions of dollars)	2021	2020	Change	2021	2020	Change
Net sales	$4,250	$3,289	+29	$11,848	$9,161	+29
Operating profit	906	605	+50	2,557	1,391	+84
Operating margin	21.3%	18.4%		21.6%	15.2%

Production and precision agriculture sales increased for the quarter due to higher shipment volumes and price realization. Operating profit rose primarily due to higher shipment volumes / sales mix and price realization. These items were partially offset by higher production costs.

Production & Precision Agriculture Operating Profit

Third Quarter 2021 compared to Third Quarter 2020

$ in millions

$605
$325
$257
$85
($31)
($248)
($44)
$0
($43)
$906
Third Quarter 2020
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Special Items
Other
Third Quarter 2021

Sales for the first nine months increased mainly as a result of higher shipment volumes and price realization. Operating profit for the first nine months increased primarily resulting from higher shipment volumes / sales mix, price realization, and a favorable indirect tax ruling in Brazil. Partially offsetting these factors were higher production costs. The prior year was also impacted by voluntary employee-separation program expenses.

Production & Precision Agriculture Operating Profit

First Nine Months 2021 compared to First Nine Months 2020

$ in millions

$1,391
$745
$750
$23
($17)
($425)
($13)
$96
$7
$2,557
2020
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Special Items
Other
2021

	Three Months Ended			Nine Months Ended
Small Agriculture and Turf	August 1	August 2%		August 1	August 2%
(In millions of dollars)	2021	2020	Change	2021	2020	Change
Net sales	$3,147	$2,383	+32	$9,051	$6,966	+30
Operating profit	583	337	+73	1,699	718	+137
Operating margin	18.5%	14.1%		18.8%	10.3%

Small agriculture and turf sales for the quarter increased due to higher shipment volumes and price realization. Operating profit increased primarily due to higher shipment volumes / sales mix and price realization. These items were partially offset by higher production costs. Results for the current period were positively impacted by a gain on the sale of a factory in China while results for the prior period were affected by impairments and closure costs.

Small Agriculture & Turf Operating Profit

Third Quarter 2021 compared to Third Quarter 2020

$ in millions

$337
$298
$77
$39
($28)
($119)
($25)
$64
($60)
$583
Third Quarter 2020
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Special Items
Other
Third Quarter 2021

Sales for the first nine months increased mainly as a result of higher shipment volumes and price realization. Operating profit for the first nine months increased primarily resulting from higher shipment volumes / sales mix and price realization. Partially offsetting these factors were higher production costs. Results for the current year were positively impacted by a gain on the sale of a factory in China, while results for the prior year were affected by impairments, closure costs and voluntary employee-separation program expenses.

Small Agriculture & Turf Operating Profit

First Nine Months 2021 compared to First Nine Months 2020

$ in millions

$718
$722
$336
$82
($4)
($171)
($11)
$97
($70)
$1,699
2020
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Special Items
Other
2021

	Three Months Ended			Nine Months Ended
Construction and Forestry	August 1	August 2%		August 1	August 2%
(In millions of dollars)	2021	2020	Change	2021	2020	Change
Net sales	$3,016	$2,187	+38	$8,562	$6,485	+32
Operating profit	463	205	+126	1,220	394	+210
Operating margin	15.4%	9.4%		14.2%	6.1%

Construction and forestry sales moved higher for the quarter primarily due to higher shipment volumes and price realization. Operating profit increased due to higher shipment volumes / sales mix and price realization, partially offset by higher production costs.

Construction & Forestry Operating Profit

Third Quarter 2021 compared to Third Quarter 2020

$ in millions

$205
$212
$123
($11)
($2)
($51)
($32)
$0
$19
$463
Third Quarter 2020
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Special Items
Other
Third Quarter 2021

The segment’s nine-month sales also increased due to higher shipment volumes and price realization. The first nine-month’s operating profit moved higher mainly due to increased shipment volumes / sales mix and price realization, partially offset by higher production costs. The prior year was also impacted by voluntary employee-separation program expenses and impairments in certain fixed assets and an unconsolidated equipment company headquartered in South Africa.

Construction & Forestry Operating Profit

First Nine Months 2021 compared to First Nine Months 2020

$ in millions

$394
$525
$294
($10)
($9)
($98)
($50)
$72
$102
$1,220
2020
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Special Items
Other
2021

	Three Months Ended			Nine Months Ended
Financial Services	August 1	August 2%		August 1	August 2%
(In millions of dollars)	2021	2020	Change	2021	2020	Change
Revenue (including intercompany revenue)	$963	$951	+1	$2,851	$2,916	-2
Interest expense	169	206	-18	539	747	-28
Operating profit	291	243	+20	844	498	+69
Net income	227	183	+24	654	381	+72

Financial services revenues increased due to higher average portfolio balances and gains on operating lease dispositions for the third quarter of 2021 offset by lower financing rates. Financial services revenues decreased in the first nine months of 2021 due to lower financing rates, partially offset by higher average portfolio balances and gains on operating lease dispositions. The average balance of receivables and leases financed was 8 percent higher in the third quarter and 4 percent higher in the first nine months of 2021, compared with the same periods last year. Interest expense decreased in the third quarter and first nine months of 2021 primarily as a result of lower average borrowing rates. Operating profit increased for the quarter primarily due to an improvement on operating lease residual values, income earned on a higher average portfolio, a lower provision for credit losses, and more favorable financing spreads. Results for the first nine months increased primarily due to a lower provision for credit losses, an improvement on operating lease residual values, more favorable financing spreads, and income earned on a higher average portfolio. The first nine months of 2020 also included impairments on lease residual values (see Note 22).

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

The Company’s agricultural equipment businesses are subject to a number of uncertainties, including certain factors that affect farmers’ confidence and financial condition. These factors include demand for agricultural products, world grain stocks, weather conditions, soil conditions, harvest yields, prices for commodities and livestock, crop and livestock production expenses, availability of transport for crops, trade restrictions and tariffs (e.g., China), global trade agreements, the level of farm product exports (including concerns about genetically modified organisms), the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production), real estate values, available acreage for farming, the land ownership policies of governments, changes in government farm programs and policies, international reaction to such programs, changes in and effects of crop insurance programs, changes in environmental regulations and their impact on farming practices, animal diseases (e.g., African swine fever) and their effects on poultry, beef, and pork consumption and prices and on livestock feed demand, crop pests and diseases, and the impact of the COVID pandemic on the agricultural industry including demand for, and production and exports of, agricultural products, and commodity prices.

The production and precision agriculture business is dependent on agricultural conditions, and relies in part on hardware and software, guidance, connectivity and digital solutions, and automation and machine intelligence. Many factors contribute to the Company’s precision agriculture sales and results, including the impact to customers’ profitability and/or sustainability outcomes; the rate of adoption and use by customers; availability of technological innovations; speed of research and development; effectiveness of partnerships with third parties; and the dealer channel’s ability to support and service precision technology solutions.

Factors affecting the Company’s small agriculture and turf equipment operations include agricultural conditions, consumer confidence, weather conditions, customer profitability, labor supply, consumer borrowing patterns, consumer purchasing preferences, housing starts and supply, infrastructure investment, spending by municipalities and golf courses, and consumable input costs.

Factors affecting the Company’s construction and forestry equipment operations include consumer spending patterns, real estate and housing prices, the number of housing starts, interest rates, commodity prices such as oil and gas, the levels of public and non-residential construction, and investment in infrastructure. Prices for pulp, paper, lumber, and structural panels affect sales of forestry equipment.

Many of the factors affecting the production and precision agriculture, small agriculture and turf, and construction and forestry segments have been and may continue to be impacted by global economic conditions, including those resulting from the COVID pandemic and responses to the pandemic taken by governments and other authorities.

All of the Company’s businesses and its results are affected by general economic conditions in the global markets and industries in which the Company operates; customer confidence in general economic conditions; government spending and taxing; foreign currency exchange rates and their volatility, especially fluctuations in the value of the U.S. dollar; interest rates (including the availability of IBOR reference rates); inflation and deflation rates; changes in weather patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics (including the COVID pandemic) and government and industry responses to epidemics, such as travel restrictions and extended shut down of businesses.

Uncertainties related to the magnitude and duration of the COVID pandemic may significantly adversely affect the Company’s business and outlook. These uncertainties include: the duration and impact of any resurgence in COVID cases in any country, state, or region; the emergence, contagiousness, and threat of new and different strains of coronavirus; the availability, acceptance, and effects of vaccines; prolonged reduction or closure of the Company’s operations, or a delayed recovery in our operations; additional closures as mandated or otherwise made necessary by governmental authorities; disruptions in the supply chain and a prolonged delay in resumption of operations by one or more key suppliers, or the failure of any key suppliers; the Company’s ability to meet commitments to customers on a timely basis as a result of increased costs and supply challenges; the ability to receive goods on a timely basis and at anticipated costs; increased logistics costs; delays in the Company’s strategic initiatives as a result of reduced spending on research and development; additional operating costs due to remote working arrangements, adherence to social distancing guidelines and other COVID-related challenges; increased risk of cyber-attacks on network connections used in remote working arrangements; increased privacy-related risks due to processing health-related personal information; legal claims related to personal protective equipment designed, made, or provided by the Company or alleged exposure to COVID on Company premises; absence of employees due to illness; the impact of the pandemic on the Company’s customers and dealers, and their delays in their plans to invest in new equipment; requests by the Company’s customers or dealers for payment deferrals and contract modifications; the impact of disruptions in the global capital markets and/or declines in the Company’s financial performance, outlook or credit ratings, which could impact the Company’s ability to obtain funding in the future; and the impact of the pandemic on demand for our products and services as discussed above. It remains unclear when a sustained economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, liquidity, results of operations, and financial position.

Significant changes in market liquidity conditions, changes in the Company’s credit ratings, and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows. Financial market conditions could also negatively impact customer access to capital for purchases of the Company’s products and customer confidence and purchase decisions, financing and repayment practices, and the number and size of customer delinquencies and defaults. A debt crisis in Europe, Latin America, or elsewhere could negatively impact currencies, global financial markets, social and political stability, funding sources and costs, asset and obligation values, customers, suppliers, demand for equipment, and Company operations and results. The Company’s investment management activities could be impaired by changes in the equity, bond, and other financial markets, which would negatively affect earnings.

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

Additional factors that could materially affect the Company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding, and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, and other areas; governmental programs, policies, and tariffs for the benefit of certain industries or sectors; sanctions in particular jurisdictions; retaliatory actions to such changes in trade, banking, monetary, and fiscal policies; actions by central banks; actions by financial and securities regulators; actions by environmental, health, and safety regulatory agencies, including those related to engine emissions, carbon and other greenhouse gas emissions, noise, and the effects of climate change; changes to GPS radio frequency bands or their permitted uses; changes in labor and immigration regulations; changes to accounting standards; changes in tax rates, estimates, laws, and regulations and Company actions related thereto; changes to and compliance with privacy, banking, and other regulations; changes to and compliance with economic sanctions and export controls laws and regulations; compliance with U.S. and foreign laws when expanding to new markets and otherwise; and actions by other regulatory bodies.

Other factors that could materially affect the Company’s results include production, design, and technological innovations and difficulties, including capacity and supply constraints and prices; the loss of or challenges to intellectual property rights, whether through theft, infringement, counterfeiting, or otherwise; the availability and prices of strategically sourced materials, components, and whole goods; delays or disruptions in the Company’s supply chain or the loss of liquidity by suppliers; disruptions of infrastructures that support communications, operations, or distribution; the failure of customers, dealers, suppliers, or the Company to comply with laws, regulations, and Company policy pertaining to employment, human rights, health, safety, the environment, sanctions, export controls, anti-corruption, privacy and data protection, and other ethical business practices; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits, or other legal proceedings; start-up of new plants and products; the success of new product initiatives or business strategies; changes in customer product preferences and sales mix; gaps or limitations in rural broadband coverage, capacity, and speed needed to support technology solutions; oil and energy prices, supplies, and volatility; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices, especially as to levels of new and used field inventories; changes in demand and pricing for used equipment and resulting impacts on lease residual values; labor relations and contracts; changes in the ability to attract, develop, engage, and retain qualified personnel; acquisitions and divestitures of businesses; greater-than-anticipated transaction costs; the integration of new businesses; the failure or delay in closing or realizing anticipated benefits of acquisitions, joint ventures, or divestitures; the inability to deliver precision technology and agricultural solutions to customers; the implementation of the smart industrial operating model and other organizational changes; the failure to realize anticipated savings or benefits of cost reduction, productivity, or efficiency efforts; difficulties related to the conversion and implementation of enterprise resource planning systems; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and its suppliers and dealers; changes in Company-declared dividends and common stock issuances and repurchases; changes in the level and funding of employee retirement benefits; changes in market values of investment assets, compensation, retirement, discount, and mortality rates which impact retirement benefit costs; and significant changes in health care costs.

The liquidity and ongoing profitability of John Deere Capital Corporation and the Company’s other financial services subsidiaries depend largely on timely access to capital in order to meet future cash flow requirements, and to fund operations, costs, and purchases of the Company’s products. If general economic conditions deteriorate or capital markets become more volatile, including as a result of the COVID pandemic, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact write-offs and provisions for credit losses.

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

Consolidated

Positive cash flows from consolidated operating activities in the first nine months of 2021 were $4,314 million. This cash inflow resulted primarily from net income adjusted for non-cash provisions and an increase in accounts payable and accrued expenses, partially offset by a seasonal increase in inventories and receivables related to sales. Cash outflows from investing activities were $3,102 million in the first nine months of 2021, primarily due to the cost of receivables and equipment on operating leases acquired exceeding collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases by $2,381 million, purchases of property and equipment of $492 million, a change in collateral on derivatives – net of $189 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $33 million. Negative cash flows from financing activities were $851 million in the first nine months of 2021 primarily due to repurchases of common stock of $1,780 million and dividends paid of $761 million, partially offset by an increase in borrowings of $1,634 million and proceeds from issuance of common stock of $136 million (resulting from the exercise of stock options). Cash, cash equivalents, and restricted cash increased $467 million during the first nine months of this year.

Positive cash flows from consolidated operating activities in the first nine months of 2020 were $4,057 million. This cash inflow resulted primarily from net income adjusted for non-cash provisions, a decrease in receivables related to sales, and a change in net retirement benefits, partially offset by a decrease in accounts payable and accrued expenses. Cash outflows from investing activities were $1,517 million in the first nine months of 2020, primarily due to the cost of receivables and equipment on operating leases acquired exceeding collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases by $1,214 million, purchases of property and equipment of $594 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $21 million, partially offset by a change in collateral on derivatives – net of $324 million. Positive cash flows from financing activities were $1,724 million in the first nine months of 2020 primarily due to an increase in borrowings of $2,704 million and proceeds from issuance of common stock of $111 million (resulting from the exercise of stock options), partially offset by dividends paid of $718 million and repurchases of common stock of $263 million. Cash, cash equivalents, and restricted cash increased $4,344 million during the first nine months of 2020. The increase in cash was primarily to provide added liquidity due to the financial uncertainty created by COVID in 2020.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at August 1, 2021, November 1, 2020, and August 2, 2020 was $1,882 million, $1,238 million, and $1,987 million, respectively, while the total cash and cash equivalents and marketable securities position was $8,207 million, $7,707 million, and $8,830 million, respectively. The total cash and cash equivalents and marketable securities held by foreign subsidiaries was $5,690 million, $5,010 million, and $4,816 million at August 1, 2021, November 1, 2020, and August 2, 2020, respectively.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,146 million at August 1, 2021, $6,131 million of which were unused. For the purpose of computing unused credit lines, commercial paper, and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at August 1, 2021 was a 364-day credit facility agreement of $3,000 million expiring in fiscal April 2022. In addition, total credit lines included long-term credit facility agreements of $2,500 million expiring in fiscal April 2025 and $2,500 million expiring in fiscal March 2026. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at August 1, 2021 was $15,195 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $28,219 million at August 1, 2021. All of these credit agreement requirements have been met during the periods included in the financial statements.

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

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $1,097 million during the first nine months of 2021, primarily due to a seasonal increase and higher overall demand. These receivables decreased $205 million, compared to a year ago. The ratios of worldwide trade accounts and notes receivable to the last 12 months’ net sales were 14 percent at August 1, 2021, compared to 13 percent at November 1, 2020 and 17 percent at August 2, 2020. Production and precision agriculture trade receivables decreased $286 million, small agriculture and turf trade receivables increased $103 million, and construction and forestry trade receivables decreased $22 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent at August 1, 2021, 3 percent at November 1, 2020, and 3 percent at August 2, 2020.

Deere & Company stockholders’ equity was $15,731 million at August 1, 2021, compared with $12,937 million at November 1, 2020 and $12,888 million at August 2, 2020. The increase of $2,794 million during the first nine months of 2021 resulted primarily from net income attributable to Deere & Company of $4,680 million, a change in the cumulative translation adjustment of $319 million, a retirement benefits adjustment of $208 million, and an increase in common stock of $136 million, partially offset by an increase in treasury stock of $1,715 million and dividends declared of $800 million.

The Company previously planned to make a voluntary contribution to its U.S. OPEB plan for $700 million in the fourth quarter of 2021. This voluntary contribution will be delayed into fiscal year 2022.

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

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first nine months of 2021 was $4,185 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, and a change in accrued income taxes payable/receivable. Partially offsetting these operating cash inflows were cash outflows from an increase in inventories and trade and financing receivables held by the equipment operations. Cash, cash equivalents, and restricted cash increased $495 million in the first nine months of 2021.

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first nine months of 2020 was $2,855 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions, a decrease in inventories and trade and financing receivables held by the equipment operations, and a change in net retirement benefits. Partially offsetting these operating cash inflows were cash outflows from a decrease in accounts payable and accrued expenses and a change in accrued income taxes payable/receivable. Cash, cash equivalents, and restricted cash increased $4,255 million in the first nine months of 2020. The increase in cash was primarily to provide added liquidity due to the financial uncertainty created by COVID in 2020.

Trade receivables held by the equipment operations increased $114 million during the first nine months and decreased $124 million from a year ago. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $1,411 million during the first nine months, primarily reflecting a seasonal increase, increased overall demand, and foreign currency translation. Inventories increased by $760 million compared to a year ago due to increased overall demand. A majority of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 13), which approximates current cost, to the last 12 months’ cost of sales were 29 percent at August 1, 2021, compared to 28 percent at November 1, 2020 and 30 percent at August 2, 2020.

Total interest-bearing debt, excluding finance lease liabilities, of the equipment operations was $10,305 million at August 1, 2021, compared with $10,382 million at November 1, 2020 and $11,056 million at August 2, 2020. The ratios of debt to total capital (total interest-bearing debt and Deere & Company’s stockholders’ equity) were 40 percent, 45 percent, and 46 percent at August 1, 2021, November 1, 2020, and August 2, 2020, respectively.

In the second quarter of 2020, the equipment operations issued three tranches of notes in the U.S. with aggregate principal totaling $2,250 million that are due from 2025 to 2050. The equipment operations also issued Euro-Medium-Term notes with aggregate principal totaling €2,000 million (approximately $2,170 million based on the exchange rate at the issue date) that are due from 2024 to 2032. In the first nine months of 2020, the equipment operations issued commercial paper in the U.S. with aggregate principal totaling $466 million, of which $448 million had an original term greater than 90 days. Commercial paper repaid in the third quarter of 2020 was $406 million. The net increase is presented in “Increase in total short-term borrowings” in the consolidated statement of cash flows.

Property and equipment cash expenditures for the equipment operations in the first nine months of 2021 were $491 million, compared with $591 million in the same period last year. Capital expenditures for the equipment operations in 2021 are estimated to be approximately $900 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

During the first nine months of 2021, the cash provided by operating and financing activities was used primarily to increase receivables and leases. Cash flows provided by operating activities, including intercompany cash flows, were $1,445 million in the first nine months. Cash used for investing activities totaled $3,662 million in the first nine months of 2021 primarily due the cost of receivables (excluding trade and wholesale) and cost of equipment on operating leases acquired exceeding the collection of these receivables and proceeds from sales of equipment on operating leases by $2,953 million, an increase in trade and wholesale receivables of $481 million, a change in collateral on derivatives - net of $185 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $37 million. Cash provided by financing activities totaled $2,160 million, resulting primarily from an increase in external borrowings of $1,798 million and an increase in borrowings from Deere & Company of $624 million, partially offset by dividends paid to Deere & Company of $240 million. Cash, cash equivalents, and restricted cash decreased $28 million in the first nine months of 2021.

During the first nine months of 2020, the cash provided by operating activities was used primarily to increase receivables and leases. Cash flows provided by operating activities, including intercompany cash flows, were $1,442 million in the first nine months of 2020. Cash used for investing activities totaled $858 million in the first nine months of 2020 primarily due to the cost of receivables (excluding trade and wholesale) and cost of equipment on operating leases acquired exceeding the collection of these receivables and proceeds from sales of equipment on operating leases by $1,541 million and purchases of marketable securities exceeding proceeds from maturities and sales by $21 million, partially offset by a decrease in trade and wholesale receivables of $423 million and a change in collateral on derivatives - net of $330 million. Cash used for financing activities totaled $480 million, resulting primarily from a decrease in external borrowings of $1,677 million and dividends paid to Deere & Company of $260 million, partially offset by an increase in borrowings from Deere & Company of $1,468 million. Cash, cash equivalents, and restricted cash increased $89 million in the first nine months of 2020.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with retail sales of new and used equipment by dealers of John Deere products, retail notes from non-Deere equipment customers, trade receivables, wholesale notes, revolving charge accounts, credit enhanced international export financing generally involving John Deere products, sales-type and direct financing leases, and operating leases. Total receivables and leases increased $3,192 million during the first nine months of 2021 and increased $3,161 million in the past 12 months. Acquisition volumes of receivables (excluding trade and wholesale) and leases were 17 percent higher in the first nine months of 2021, compared with the same period last year, as volumes of financing leases and retail notes were higher, while volumes of operating leases and revolving charge accounts were slightly lower. The amount of total trade receivables and wholesale notes increased compared to November 1, 2020 and decreased compared to August 2, 2020.

Total external interest-bearing debt of the financial services operations was $37,591 million at August 1, 2021, compared with $35,556 million at November 1, 2020 and $37,366 million at August 2, 2020. Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt, including intercompany debt, to stockholder’s equity was 7.6 to 1 at August 1, 2021, compared with 7.8 to 1 at November 1, 2020 and 7.9 to 1 at August 2, 2020.

Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 12). At August 1, 2021, this facility had a total capacity, or “financing limit,” of up to $2,000 million of secured financings at any time. After a two-year revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. At August 1, 2021, $1,779 million of short-term securitization borrowings was outstanding under the agreement.

In the first nine months of 2021, the financial services operations issued $2,801 million and retired $2,190 million of retail note securitization borrowings, which are presented in “Increase in total short-term borrowings.” In addition, during the first nine months of 2021, the financial services operations issued $5,877 million and retired $5,101 million of long-term borrowings, which were primarily medium-term notes.

Subsequent Events

On August 5, 2021, the Company acquired Bear Flag Robotics, Inc. (Bear Flag), based in Silicon Valley, to further accelerate Deere’s development and delivery of advanced technology. Bear Flag’s technology enables a tractor to work in a field autonomously. The total cash consideration was $250 million, which was financed from cash on hand, and will primarily be allocated to intangible assets and goodwill. Bear Flag will be part of the Company’s production and precision agriculture segment.

On August 19, 2021, the Company and Hitachi Construction Machinery Co., Ltd. (Hitachi) entered into a Joint Venture Dissolution Agreement (Dissolution Agreement) pursuant to which the parties agreed to voluntarily terminate (Termination) the joint venture agreement dated May 16, 1988 between the Company and Hitachi. The joint venture agreement governs the terms of the joint venture between the Company and Hitachi for the manufacture and distribution of excavators in North, Central, and South America under the John Deere and Hitachi trademarks and tradenames. In connection with the Termination, the Company will purchase all of Hitachi’s shares in the relevant joint venture manufacturing entities located in Kernersville, North Carolina, U.S.; Langley, British Columbia, Canada; and Indaiatuba, Brazil. The Company will receive certain intellectual property rights relating to certain manufacturing processes under a perpetual license agreement. The initial cash consideration consists of $275 million for the shares and an intellectual property license. The cash consideration will be offset by cash acquired and the settlement of intercompany balances. The Company will also assume substantially all liabilities and debt of the joint venture entities. In addition to the foregoing payments, Hitachi will pay the book value of certain pre-existing inventory. Following the Termination, the Company will purchase John Deere-branded excavators, components, and service parts from Hitachi under a new supply agreement with a duration that ranges from 5 to 30 years. The Company will also continue to manufacture 10-50 metric ton John Deere-branded excavators. The Termination is expected to close during the first half of fiscal year 2022, subject to the receipt of certain required regulatory approvals as well as certain other customary closing conditions. The Company expects to fund the initial consideration and the transaction expenses from cash on hand.

On August 25, 2021, the Company’s Board of Directors declared a quarterly dividend of $1.05 per share payable November 8, 2021, to stockholders of record on September 30, 2021. The new quarterly rate represents an additional 15 cents per share over the previous level, an increase of approximately 17 percent.

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENT OF INCOME
For the Three Months Ended August 1, 2021 and August 2, 2020
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS[1]		SERVICES		ELIMINATIONS		CONSOLIDATED
	2021	2020	2021	2020	2021	2020	2021	2020
Net Sales and Revenues
Net sales	$10,413	$7,859					$10,413	$7,859
Finance and interest income	33	25	$867	$878	$(75)	$(65)	825	838	[2]
Other income	263	206	96	73	(70)	(51)	289	228	[3]
Total	10,709	8,090	963	951	(145)	(116)	11,527	8,925

Costs and Expenses
Cost of sales	7,574	5,836				(1)	7,574	5,835	[4]
Research and development expenses	394	370					394	370
Selling, administrative and general expenses	702	616	141	137	(2)	(1)	841	752	[4]
Interest expense	92	91	169	206	(17)	(7)	244	290	[5]
Interest compensation to Financial Services	58	58			(58)	(58)			[5]
Other operating expenses	32	94	360	363	(68)	(49)	324	408	[6]
Total	8,852	7,065	670	706	(145)	(116)	9,377	7,655

Income before Income Taxes	1,857	1,025	293	245			2,150	1,270
Provision for income taxes	425	395	66	62			491	457

Income after Income Taxes	1,432	630	227	183			1,659	813
Equity in income (loss) of unconsolidated affiliates	8	(2)					8	(2)

Net Income	1,440	628	227	183			1,667	811
Less: Net income attributable to noncontrolling interests
Net Income Attributable to Deere & Company	$1,440	$628	$227	$183			$1,667	$811

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF INCOME
For the Nine Months Ended August 1, 2021 and August 2, 2020
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS[1]		SERVICES		ELIMINATIONS		CONSOLIDATED
	2021	2020	2021	2020	2021	2020	2021	2020
Net Sales and Revenues
Net sales	$29,461	$22,612					$29,461	$22,612
Finance and interest income	95	75	$2,582	$2,720	$(209)	$(211)	2,468	2,584	[2]
Other income	712	597	269	196	(213)	(180)	768	613	[3]
Total	30,268	23,284	2,851	2,916	(422)	(391)	32,697	25,809

Costs and Expenses
Cost of sales	21,309	17,208			(2)	(2)	21,307	17,206	[4]
Research and development expenses	1,137	1,201					1,137	1,201
Selling, administrative and general expenses	2,089	1,989	365	483	(6)	(5)	2,448	2,467	[4]
Interest expense	287	237	539	747	(43)	(15)	783	969	[5]
Interest compensation to Financial Services	166	195			(166)	(195)			[5]
Other operating expenses	140	186	1,098	1,187	(205)	(174)	1,033	1,199	[6]
Total	25,128	21,016	2,002	2,417	(422)	(391)	26,708	23,042

Income before Income Taxes	5,140	2,268	849	499			5,989	2,767
Provision for income taxes	1,130	632	198	120			1,328	752

Income after Income Taxes	4,010	1,636	651	379			4,661	2,015
Equity in income (loss) of unconsolidated affiliates	18	(22)	3	2			21	(20)

Net Income	4,028	1,614	654	381			4,682	1,995
Less: Net income attributable to noncontrolling interests	2	2					2	2
Net Income Attributable to Deere & Company	$4,026	$1,612	$654	$381			$4,680	$1,993

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEET
(In millions of dollars) Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS[1]			SERVICES			ELIMINATIONS			CONSOLIDATED
	Aug 1	Nov 1	Aug 2	Aug 1	Nov 1	Aug 2	Aug 1	Nov 1	Aug 2	Aug 1	Nov 1	Aug 2
	2021	2020	2020	2021	2020	2020	2021	2020	2020	2021	2020	2020
Assets
Cash and cash equivalents	$6,638	$6,145	$7,440	$881	$921	$750				$7,519	$7,066	$8,190
Marketable securities	3	7	8	685	634	632				688	641	640
Receivables from unconsolidated affiliates	5,942	5,290	3,619				$(5,913)	$(5,259)	$(3,593)	29	31	26	[7]
Trade accounts and notes receivable – net	1,127	1,013	1,251	5,319	4,238	5,595	(1,178)	(1,080)	(1,373)	5,268	4,171	5,473	[8]
Financing receivables – net	89	106	111	31,360	29,644	27,703				31,449	29,750	27,814
Financing receivables securitized – net	13	26	37	5,388	4,677	5,432				5,401	4,703	5,469
Other receivables	1,516	1,117	1,083	171	151	162	(14)	(48)	(28)	1,673	1,220	1,217	[8]
Equipment on operating leases – net				6,982	7,298	7,158				6,982	7,298	7,158
Inventories	6,410	4,999	5,650							6,410	4,999	5,650
Property and equipment – net	5,612	5,778	5,711	37	39	43				5,649	5,817	5,754
Investments in unconsolidated affiliates	166	174	180	22	19	19				188	193	199
Goodwill	3,148	3,081	2,984							3,148	3,081	2,984
Other intangible assets – net	1,267	1,327	1,301							1,267	1,327	1,301
Retirement benefits	986	859	972	63	59	59	(59)	(55)		990	863	1,031	[9]
Deferred income taxes	1,959	1,763	1,865	59	45	56	(251)	(309)	(387)	1,767	1,499	1,534	[10]
Other assets	1,581	1,439	1,566	680	994	1,260	(1)	(1)	(2)	2,260	2,432	2,824
Total Assets	$36,457	$33,124	$33,778	$51,647	$48,719	$48,869	$(7,416)	$(6,752)	$(5,383)	$80,688	$75,091	$77,264

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$1,376	$292	$853	$9,028	$8,290	$8,222				$10,404	$8,582	$9,075
Short-term securitization borrowings	12	26	37	5,265	4,656	5,324				5,277	4,682	5,361
Payables to unconsolidated affiliates	116	104	80	5,913	5,260	3,593	$(5,913)	$(5,259)	$(3,593)	116	105	80	[7]
Accounts payable and accrued expenses	10,368	9,114	8,834	1,916	2,127	2,134	(1,193)	(1,129)	(1,403)	11,091	10,112	9,565	[8]
Deferred income taxes	371	385	398	395	443	468	(251)	(309)	(387)	515	519	479	[10]
Long-term borrowings	8,982	10,124	10,217	23,298	22,610	23,820				32,280	32,734	34,037
Retirement benefits and other liabilities	5,219	5,366	5,671	112	102	105	(59)	(55)		5,272	5,413	5,776	[9]
Total liabilities	26,444	25,411	26,090	45,927	43,488	43,666	(7,416)	(6,752)	(5,383)	64,955	62,147	64,373

Commitments and contingencies (Note 18)

Stockholders’ Equity
Total Deere & Company stockholders’ equity	15,731	12,937	12,888	5,720	5,231	5,203	(5,720)	(5,231)	(5,203)	15,731	12,937	12,888	[11]
Noncontrolling interests	2	7	3							2	7	3
Financial Services’ equity	(5,720)	(5,231)	(5,203)				5,720	5,231	5,203				[11]
Adjusted total stockholders’ equity	10,013	7,713	7,688	5,720	5,231	5,203				15,733	12,944	12,891
Total Liabilities and Stockholders’ Equity	$36,457	$33,124	$33,778	$51,647	$48,719	$48,869	$(7,416)	$(6,752)	$(5,383)	$80,688	$75,091	$77,264

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENT OF CASH FLOWS
For the Nine Months Ended August 1, 2021 and August 2, 2020
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS[1]		SERVICES		ELIMINATIONS		CONSOLIDATED
	2021	2020	2021	2020	2021	2020	2021	2020
Cash Flows from Operating Activities
Net income	$4,028	$1,614	$654	$381			$4,682	$1,995
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	5	6	(22)	117			(17)	123
Provision for depreciation and amortization	803	787	866	925	$(100)	$(98)	1,569	1,614	[12]
Impairment charges	50	115		32			50	147
Share-based compensation expense					64	63	64	63	[13]
Undistributed earnings of unconsolidated affiliates	246	257	(2)	(1)	(240)	(261)	4	(5)	[14]
Credit for deferred income taxes	(218)	(57)	(53)	(103)			(271)	(160)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(73)	116			(371)	510	(444)	626	[15,17,18]
Inventories	(1,367)	387			(450)	(388)	(1,817)	(1)	[16]
Accounts payable and accrued expenses	860	(567)	(20)	(38)	(98)	33	742	(572)	[17]
Accrued income taxes payable/receivable	43	(25)	(9)	29			34	4
Retirement benefits	8	77	5	11			13	88
Other	(200)	145	26	89	(121)	(99)	(295)	135	[12,13,16]
Net cash provided by operating activities	4,185	2,855	1,445	1,442	(1,316)	(240)	4,314	4,057

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			15,704	14,352	(1,224)	(1,115)	14,480	13,237	[15]
Proceeds from maturities and sales of marketable securities	4		78	70			82	70
Proceeds from sales of equipment on operating leases			1,510	1,310			1,510	1,310
Cost of receivables acquired (excluding receivables related to sales)			(18,349)	(15,367)	1,188	918	(17,161)	(14,449)	[15]
Acquisitions of businesses, net of cash acquired	(19)						(19)
Purchases of marketable securities			(115)	(91)			(115)	(91)
Purchases of property and equipment	(491)	(591)	(1)	(3)			(492)	(594)
Cost of equipment on operating leases acquired			(1,818)	(1,836)	608	524	(1,210)	(1,312)	[16]
Decrease (increase) in trade and wholesale receivables			(481)	423	481	(423)			[15]
Collateral on derivatives – net	(4)	(6)	(185)	330			(189)	324
Other	(14)	(55)	(5)	(46)	31	89	12	(12)	[14,18]
Net cash used for investing activities	(524)	(652)	(3,662)	(858)	1,084	(7)	(3,102)	(1,517)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(93)	(32)	1,022	202			929	170
Change in intercompany receivables/payables	(624)	(1,468)	624	1,468
Proceeds from long-term borrowings		4,592	5,877	3,739			5,877	8,331
Payments of long-term borrowings	(71)	(179)	(5,101)	(5,618)			(5,172)	(5,797)
Proceeds from issuance of common stock	136	111					136	111
Repurchases of common stock	(1,780)	(263)					(1,780)	(263)
Dividends paid	(761)	(718)	(240)	(260)	240	260	(761)	(718)	[14]
Other	(50)	(86)	(22)	(11)	(8)	(13)	(80)	(110)	[14]
Net cash provided by (used for) financing activities	(3,243)	1,957	2,160	(480)	232	247	(851)	1,724

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	77	95	29	(15)			106	80

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	495	4,255	(28)	89			467	4,344
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	6,156	3,196	1,016	760			7,172	3,956
Cash, Cash Equivalents, and Restricted Cash at End of Period	$6,651	$7,451	$988	$849			$7,639	$8,300

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

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of August 1, 2021, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the third quarter, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, and trademark matters. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that John Deere reasonably believes could exceed $300,000. The following matter is disclosed solely pursuant to that requirement: on October 3, 2018, the Provincia Santa Fe Ministerio de Medio Ambiente (MoE) in Argentina issued a Notice of Violation to Industrias John Deere Argentina (IJDA) in connection with alleged groundwater contamination at the site; the Company worked with the appropriate authorities to implement corrective actions to remediate the site. On December 16, 2019, the MoE issued a Notice of Fine. The current amount of the fine is approximately $401,000. IJDA has filed an appeal, which is still pending. On March 26, 2021, IJDA received a notice from the MoE requesting payment of the fine. On July 5, 2021, IJDA communicated an objection to the MoE and requested the fine be vacated or, in the alternative, reduced. The Company believes the reasonably possible range of losses for this and other unresolved legal actions would not have a material effect on its financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the third quarter of 2021 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
May 3 to May 30	630	$372.74	630	19.6
May 31 to Jun 27	679	346.88	679	18.9
Jun 28 to Aug 1	760	349.45	760	18.2
Total	2,069		2,069
(1)	During the third quarter of 2021, the Company had a share repurchase plan that was announced in December 2019 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under this plan was based on the end of the third quarter closing share price of $361.59 per share. At the end of the third quarter of 2021, $6,569 million of common stock remained to be purchased under the plan.

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

DEERE & COMPANY

Date:	August 26, 2021	By:	/s/ Ryan D. Campbell
Ryan D. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)