Form 10-K
period 2021-10-31
DEERE & CO
filed 2021-12-16
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

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

The aggregate quoted market price of voting stock of the registrant held by non-affiliates at April 30, 2021 was $115,521,151,966. At November 30, 2021, 307,407,282 shares of common stock, $1 par value, of the registrant were outstanding.

Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 23, 2022 are incorporated by reference into Part III of this Form 10-K.

22

ITEM 1.	BUSINESS.

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements provide our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance, and business. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, and other important information about forward-looking statements are disclosed under Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Safe Harbor Statement” in this Annual Report on Form 10-K.

Products

In fiscal year 2021, Deere & Company (the Company) and its subsidiaries (collectively, John Deere) implemented a new operating model and reporting structure. With this change, John Deere’s agriculture and turf operations were divided into two new segments: production and precision agriculture and small agriculture and turf. There were no reporting changes for the construction and forestry and financial services segments. As a result, John Deere’s operations are now categorized into four major business segments:

The production and precision agriculture segment defines, develops, and delivers global equipment and technology solutions to unlock customer value for production-scale growers of large grains, small grains, cotton, and sugar. The segment’s main products include large and certain mid-size tractors, combines, cotton pickers, sugarcane harvesters and loaders, and soil preparation, seeding, application, and crop care equipment.

The small agriculture and turf segment defines, develops, and delivers global equipment and technology solutions to unlock customer value for dairy and livestock producers, high-value crop producers, and turf and utility customers. The segment’s primary products include certain mid-size and small tractors, as well as hay and forage equipment, riding and commercial lawn equipment, golf course equipment, and utility vehicles.

The construction and forestry segment defines, develops, and delivers a broad range of machines and technology solutions organized along the earthmoving, forestry, and roadbuilding production systems. The segment’s primary products include crawler dozers and loaders, four-wheel-drive loaders, excavators, skid-steer loaders, milling machines, and log harvesters.

The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets, and, as it relates to roadbuilding products in certain markets outside the U.S. and Canada, primarily through Company-owned sales and service subsidiaries.

The financial services segment primarily finances sales and leases by John Deere dealers of new and used production and precision agriculture, small agriculture and turf, and construction and forestry equipment. In addition, the financial services segment provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts, and offers extended equipment warranties.

John Deere’s worldwide production and precision agriculture operations, small agriculture and turf operations, and construction and forestry operations are sometimes collectively referred to as the “equipment operations.” The financial services segment is sometimes referred to as the “financial services operations.” The production and precision agriculture and small agriculture and turf segments are sometimes collectively referred to as “agriculture and turf” or the “agriculture and turf operations.”

Additional information is presented in the discussion of business segment and geographic area results on pages 28 – 30. The John Deere enterprise has manufactured agricultural equipment since 1837. The present Company was incorporated under the laws of Delaware in 1958.

Available Information

The Company’s internet address is http://www.deere.com. Through that address, the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are available free of charge as soon as reasonably practicable after they are filed with the United States Securities and Exchange Commission (Securities and Exchange Commission or Commission). The information contained on the Company’s website is not included in, nor incorporated by reference into, this Annual Report on Form 10-K.

Market Conditions

Agriculture and Turf. Industry sales of large agricultural machinery in the U.S. and Canada are forecasted to increase approximately 15 percent compared to 2021. Industry sales of small agricultural and turf equipment in the U.S. and Canada are expected to be flat in

2022. Industry sales of agricultural machinery in Europe are forecasted to be about 5 percent higher, while South American industry sales of tractors and combines are forecasted to be roughly 5 percent higher in 2022. Asia industry sales are forecasted to be nearly the same in 2022 as in 2021.

Construction and Forestry. On an industry basis, North American construction equipment and compact construction equipment sales are both expected to be 5 to 10 percent higher in 2022. Global forestry industry sales are expected to increase 10 to 15 percent.

Financial Services. The Company’s financial services operations for full-year fiscal 2022 are expected to experience slightly lower results due to a higher provision for credit losses, lower gains on operating lease residual values, and higher selling, administrative, and general expenses. These factors are expected to be partially offset by income earned on a higher average portfolio.

2021 Consolidated Results Compared with 2020

For fiscal 2021, worldwide net income attributable to the Company was $5.963 billion, or $18.99 per share, compared with $2.751 billion, or $8.69 per share, in fiscal 2020. Worldwide net sales and revenues increased 24 percent to $44.024 billion in 2021, compared with $35.540 billion in 2020. Net income in 2020 was negatively affected by impairment charges and employee-separation costs of $458 million after-tax (see Notes 4 and 5 to the Consolidated Financial Statements). In addition, net income in 2020 was unfavorably affected by discrete adjustments to the provision for income taxes. Net sales of the worldwide equipment operations increased in fiscal 2021 to $39.737 billion, compared with $31.272 billion last year. Production and precision agriculture, small agriculture and turf, and construction and forestry sales increased during 2021 due to higher shipment volumes and price realization.

Worldwide equipment operations had an operating profit of $6.868 billion in fiscal 2021, compared with $3.559 billion in fiscal 2020. Operating profit for production and precision agriculture increased due to price realization, higher shipment volumes / sales mix, and a favorable indirect tax ruling in Brazil. These items were partially offset by higher production costs. The prior year was also impacted by voluntary employee-separation program expenses. Operating profit for small agriculture and turf increased largely as a result of higher shipment volumes/sales mix and price realization. Partially offsetting these factors were higher production costs. Results for the current year were positively impacted by a gain on the sale of a factory in China, while results for the prior year were affected by impairments, closure costs, and voluntary employee-separation program expenses. Construction and forestry’s operating profit increased mainly due to higher shipment volumes/sales mix and price realization, partially offset by higher production costs. The prior year was also impacted by employee-separation program expenses and impairments in certain fixed assets and unconsolidated affiliates.

Net income of the Company’s equipment operations was $5.082 billion for fiscal 2021, compared with $2.185 billion in fiscal 2020. The equipment operations’ provision for income taxes and net income in 2020 were adversely affected by non-deductible impairments and charges.

The financial services operations reported net income attributable to the Company of $881 million for fiscal 2021 compared with $566 million in fiscal 2020. The increase was mainly due to improvement on operating lease residual values, a lower provision for credit losses, more favorable financing spreads, and income earned on a higher average portfolio.

The cost of sales to net sales ratio for 2021 was 73.3 percent, compared with 75.7 percent for 2020. The cost of sales to net sales ratio decreased compared to 2020 mainly due to price realization and the impact of impairments and employee-separation expenses recorded in 2020 (see Note 5).

Additional information on fiscal 2021 results is presented on pages 27 – 30.

EQUIPMENT OPERATIONS

Production and Precision Agriculture

The production and precision agriculture segment defines, develops, and delivers global equipment and technology solutions to unlock customer value for production-scale growers of large grains (such as corn and soy), small grains (such as wheat, oats, and barley), cotton, and sugar. Equipment manufactured and distributed by the segment includes large and certain mid-size tractors, combines, cotton pickers, cotton strippers, sugarcane harvesters, related harvesting front-end equipment, sugarcane loaders, pull-behind scrapers, and tillage, seeding, and application equipment, including sprayers and nutrient management and soil preparation machinery.

The segment also provides integrated agricultural solutions and precision technologies across its portfolio of large equipment. John Deere has developed a unique, production system-level approach designed to improve customer profitability, productivity, and sustainability. This approach includes precise global navigation satellite systems technology, advanced connectivity and telematics, on-board sensors and computing power, automation software, digital tools, and applications and analytics that together enable seamless integration of information designed to improve customer decision making and job execution. John Deere’s advanced telematics systems remotely connect equipment owners, business managers, and dealers to equipment in the field, providing real-time alerts and information about equipment location, utilization, performance, and maintenance to improve productivity and efficiency, as well as to monitor agronomic job execution.

In addition to the John Deere brand, the production and precision agriculture segment manufactures and sells sprayers under the Hagie and Mazzotti brand names, planters and cultivators under the Monosem brand name, sprayers and planters under the PLA brand name, and carbon fiber sprayer booms under the King Agro brand name. The segment also sells sugarcane harvester aftermarket parts under the Unimil brand name. Aftermarket parts for production and precision agriculture products are also sold under the Vapormatic and A&I brand names. John Deere manufactures its production and precision agriculture equipment for sale primarily through independent retail dealer networks.

Small Agriculture and Turf

The small agriculture and turf segment defines, develops, and delivers global equipment and technology solutions to unlock customer value for dairy and livestock producers, high-value crop producers, and turf and utility customers. The segment works to leverage integrated agricultural solutions and precision technologies across its portfolio of equipment. Equipment manufactured and distributed by the segment includes: certain mid-size as well as small and utility tractors and related loaders and attachments; turf and utility equipment, including riding lawn equipment, commercial mowing equipment, golf course equipment, utility vehicles, implements for mowing, tilling, snow and debris handling, aerating, and many other residential, commercial, golf, and sports turf care applications, and other outdoor power products; and hay and forage equipment, including self-propelled forage harvesters and attachments, balers, and mowers. John Deere also purchases certain products from other manufacturers for resale.

In addition to the John Deere brand, the small agriculture and turf segment purchases and sells a variety of equipment attachments under the Frontier, Kemper, and Green Systems brand names. Aftermarket parts for small agriculture and turf products are sold under the Vapormatic, A&I, and Sunbelt brand names. John Deere’s small agriculture and turf equipment is sold primarily through independent retail dealer networks, although the segment also builds turf products for sale by mass retailers, including The Home Depot and Lowe’s.

Agriculture and Turf Operations

Operating Model. John Deere’s production and precision agriculture and small agriculture and turf segments together offer a full line of agriculture and turf equipment and related service parts. The segments are aligned around production systems, enabling focus on delivering equipment, technology, and solutions across all the jobs customers execute during a season. This holistic approach to production systems enables John Deere to invest in the product roadmap and related research and development. Sales and marketing support for both the production and precision agriculture and small agriculture and turf segments continues to be organized around four geographic customer focus areas.

Business Environment. Sales of agricultural equipment are affected by total farm cash receipts, which reflect levels of farm commodity prices, acreage planted, crop yields, and government policies, including global trade policies, the amount and timing of government payments, and policies related to climate change. Sales are also influenced by general economic conditions, farmland prices, farmers’ debt levels and access to financing, interest and exchange rates, agricultural trends, including the production of and demand for renewable fuels, labor availability and costs, energy costs, tax policies, and other input costs associated with farming. Other important factors affecting new agricultural equipment sales are the value and level of used equipment, including tractors, harvesting equipment, self-propelled sprayers, hay and forage equipment, and seeding equipment. Weather and climatic conditions can also affect buying decisions of agricultural equipment purchasers.

Innovations in machinery and technology also influence agricultural equipment purchasing. For example, larger, more productive equipment is well accepted where farmers are striving for more efficiency in their operations. Large, cost-efficient, highly-mechanized agricultural operations account for an important share of worldwide farm output. These customers are increasingly adopting and integrating precision agricultural technologies like guidance, telematics, and data management in their operations. The large-size agricultural equipment used on such farms has been particularly important to John Deere. A large proportion of the equipment operations’ total agricultural equipment sales in the U.S. and Canada, and a large proportion of sales in many countries outside the U.S. and Canada, are comprised of tractors over 100 horsepower, self-propelled combines, self-propelled cotton pickers, self-propelled forage harvesters, self-propelled sprayers, and seeding equipment. However, small tractors are an important part of our global tractor business. Further, John Deere offers a number of harvesting solutions to support development of the mechanized harvesting of grain, oilseeds, cotton, sugar, and biomass.

Retail sales of lawn and garden tractors, compact utility tractors, residential and commercial mowers, utility vehicles, and golf and turf equipment are influenced by weather conditions, consumer spending patterns, and general economic conditions.

Seasonality. Seasonal patterns in retail demand for agricultural equipment result in substantial variations in the volume and mix of products sold to retail customers during the year. Seasonal demand must be estimated in advance, and equipment must be manufactured in anticipation of such demand to achieve efficient utilization of personnel and facilities throughout the year. For certain equipment, John Deere offers early order programs, which include discounts to retail customers that place orders well in advance of the use season. Production schedules are based, in part, on these early order programs. The production and precision agriculture and small agriculture and turf segments incur substantial seasonal variations in cash flows to finance production and inventory of agricultural and turf equipment. The segments also incur costs to finance sales to dealers in advance of seasonal demand. New combine and cotton harvesting equipment has been sold under early order programs with waivers of retail finance charges available to customers who take delivery of machines during non-use seasons. In Australia, Canada, and the U.S., there are typically several used equipment trade-in transactions that take place in connection with most new agricultural equipment sales. To provide support to its dealers in these countries for carrying and ultimately selling this used inventory to retail customers, John Deere provides these dealers with pools of funds awarded as a percentage of the dealer cost for eligible new equipment sales at the time of the new equipment settlement.

Retail demand for turf and utility equipment is normally higher in the second and third fiscal quarters. John Deere has pursued a strategy of building and shipping such equipment as close to retail demand as possible. Consequently, to increase asset turnover and reduce the average level of field inventories throughout the year, production and shipment schedules of these product lines are normally proportionately higher in the second and third fiscal quarters of each year, corresponding closely to the seasonal pattern of retail sales.

Construction and Forestry

John Deere’s construction and forestry segment defines, develops, and delivers a broad range of machines and technology solutions organized along the earthmoving, forestry, and roadbuilding production systems. The segment’s primary products include a broad range of backhoe loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, motor graders, articulated dump trucks, landscape loaders, skid-steer loaders, milling machines, pavers, compactors, rollers, crushers, screens, asphalt plants, log skidders, log feller bunchers, log loaders, log forwarders, log harvesters, and a variety of attachments. John Deere provides a broad line of construction equipment and the most complete line of forestry machines and attachments available in the world. John Deere also manufactures and distributes roadbuilding equipment through its wholly-owned subsidiaries of the Wirtgen Group.

The construction and forestry segment’s products are distributed under the John Deere brand name, except for the Wirtgen Group products, which are manufactured and distributed under six brand names: Wirtgen, Vögele, Hamm, Kleemann, Benninghoven, and Ciber. Forestry attachments are distributed under the John Deere and Waratah brand names. In addition to the equipment manufactured by the construction and forestry segment, John Deere purchases certain products from other manufacturers for resale. The segment also provides advanced connectivity and telematics solutions designed to improve customer productivity, efficiency, and worksite management through access to fleet location, utilization, performance, and maintenance information.

The prevailing levels of residential, commercial, and public construction, investment in infrastructure, and the condition of the forestry products industry influence retail sales of John Deere construction, earthmoving, roadbuilding, material handling, and forestry equipment. General economic conditions, interest rate levels, the availability of credit, and certain commodity prices, such as oil and gas and those applicable to pulp, paper, and saw logs, also influence sales.

Bell Equipment Limited (Bell) distributes certain John Deere-manufactured construction equipment under the Bell brand in certain territories of Africa. Arrangements whereby Bell previously manufactured and sold certain John Deere-designed construction equipment and distributed John Deere-manufactured forestry equipment under the John Deere brand in specified territories of Africa were terminated in fiscal year 2021.

John Deere and Hitachi Construction Machinery Co., Ltd. (Hitachi) have a joint venture for the manufacture of hydraulic excavators and tracked forestry equipment in the U.S., Canada, and Brazil. Under the joint venture, John Deere distributes Hitachi brands of construction and mining equipment in North, Central, and South America. On August 19, 2021, the Company and Hitachi agreed to voluntarily terminate the joint venture. Following the termination, John Deere will continue to manufacture certain John Deere-branded excavators formerly manufactured by the joint venture and will additionally purchase certain John Deere-branded excavators, components, and service parts from Hitachi under a new supply agreement. The termination transaction is expected to close during the first half of fiscal year 2022, subject to the receipt of certain required regulatory approvals and satisfaction of certain other customary closing conditions.

The segment has a number of initiatives in the rent-to-rent, or short-term rental, market for construction, earthmoving, roadbuilding, and material handling equipment. These include specially designed rental programs for John Deere dealers and expanded cooperation with major national equipment rental companies.

John Deere owns retail forestry sales operations in Australia, Brazil, Finland, Ireland, New Zealand, Norway, Sweden, and the United Kingdom. In addition, in many markets worldwide (most significantly in Europe, India, and Australia), the Wirtgen Group sells its products primarily through Company-owned sales and service subsidiaries.

Competition

The equipment operations sell products and services into a variety of highly competitive global and regional markets. The principal competitive factors in all markets include product performance, innovation and quality, distribution, customer service, and price. In North America and many other parts of the world, John Deere’s brand recognition is a competitive factor.

The agricultural equipment industry continues to undergo significant changes and is becoming even more competitive through the emergence and expanding global capability of many competitors. The competitive environment for the agriculture and turf operations includes some global competitors, including AGCO Corporation, CLAAS KGaA mbH, CNH Industrial N.V., Kubota Tractor Corporation, Mahindra, and The Toro Company, as well as many regional and local competitors. These competitors have varying numbers of product lines competing with John Deere’s products and each has varying degrees of regional focus. Additional competition within the agricultural equipment industry has come from a variety of short-line and specialty manufacturers, as well as indigenous regional competitors, with differing manufacturing and marketing methods. As technology increasingly enables enhanced productivity in agriculture, the industry is also attracting non-traditional competitors, including technology-focused companies and start-up ventures. John Deere’s turf equipment is sold primarily in the competitive North American, Western European, and Australian markets.

Global competitors of the construction and forestry segment include Caterpillar Inc., CNH Industrial N.V., Doosan Infracore Co., Ltd. and its subsidiary Doosan Bobcat Inc., Fayat Group, Komatsu Ltd., Kubota Tractor Corporation, Ponsse Plc, SANY Group Co., Ltd., Terex, Tigercat Industries Inc., Volvo Construction Equipment (part of Volvo Group AB), and XCMG. The construction business operates in competitive markets in North and South America as well as other global markets. The forestry and roadbuilding businesses operate globally. The segment manufactures over 90 percent of the types of construction equipment used in the U.S. and Canada, including construction, forestry, earthmoving, roadbuilding, and material handling equipment.

Manufacturing

Manufacturing Plants. In the U.S. and Canada, the equipment operations own and operate 21 factory locations and lease and operate another two locations. Of these 23 factories, eight are devoted primarily to production and precision agriculture equipment, five to small agriculture and turf equipment, four to construction and forestry equipment, one to engines, two to component remanufacturing, two to hydraulic and power train components, and one to electronic components. Outside the U.S. and Canada, the equipment operations own or lease and operate 44 factories, including: agriculture and turf equipment factories in Argentina, Brazil, China, France, Germany, India, Israel, Italy, Mexico, the Netherlands, Russia, and Spain; earthmoving equipment factories in Brazil and China; engine, engine/power train, hydraulic, or electronic component factories in Argentina, France, India, and Mexico; roadbuilding equipment factories in Brazil, China, Germany, and India; and forestry equipment factories in Finland and New Zealand. The engine factories referred to above manufacture non-road, heavy duty diesel engines.

The equipment operations also have financial interests in other manufacturing organizations, which include the Hitachi joint venture that builds hydraulic excavators and tracked forestry equipment in the U.S., Canada, and Brazil, and ventures that manufacture transaxles and transmissions used in certain agriculture and turf products. Following the expected closing of the termination of the Hitachi joint venture in the first half of fiscal 2022, John Deere will fully own and operate the factories formerly owned by the joint venture.

John Deere’s facilities are well maintained, in good operating condition, and suitable for their present purposes. These facilities, together with both short-term and long-term planned capital expenditures, are expected to meet John Deere’s manufacturing needs in the foreseeable future.

Existing capacity is sufficient to satisfy John Deere’s current expectations for retail market demand. The equipment operations’ manufacturing strategy involves the implementation of appropriate levels of technology and automation to allow manufacturing processes to remain profitable at varying production levels. Operations are also designed to be flexible enough to accommodate the product design changes required to meet market conditions and changing customer requirements. Common manufacturing facilities and techniques are employed in the production of components for production and precision agriculture equipment, small agriculture and turf equipment, and construction and forestry equipment.

In order to utilize manufacturing facilities and technology more effectively, the equipment operations pursue continuous improvements in manufacturing processes. These include steps to streamline manufacturing processes and enhance responsiveness to customers. John Deere’s flexible assembly lines can accommodate a wider product mix and deliver products in line with dealer and customer demand. Additionally, considerable effort is being directed to manufacturing cost reduction through process improvement and improvements in product design, advanced manufacturing technology, supply management and logistics, and environmental, health, and safety management systems, as well as compensation incentives related to productivity and organizational structure. John Deere has experienced volatility in the prices of many raw materials. John Deere has responded to cost pressures by implementing the cost-reduction measures described above and by increasing prices. Significant cost increases could have an adverse effect on the

Company’s operating results. The equipment operations also pursue external sales of selected parts and components that can be manufactured and supplied to third parties on a competitive basis, including engines, power train components, and electronic components.

Patents, Trademarks, Copyrights, and Trade Secrets

John Deere owns a significant number of patents, trademarks, copyrights, trade secrets, and licenses related to John Deere products and services and expects the number to grow as John Deere continues to pursue technological innovations. John Deere’s policy is to further its competitive position by filing patent applications in the U.S. and internationally to protect technology and improvements considered important to the business. John Deere believes that, in the aggregate, the rights under these patents and licenses are generally important to its operations and competitive position, but does not regard any of its businesses as being dependent upon any single patent or group of patents. However, certain John Deere trademarks, which contribute to John Deere’s identity and the recognition of its products and services, including but not limited to the “John Deere” mark, the leaping deer logo, the “Nothing Runs Like a Deere” slogan, the prefix “JD” associated with many products, and the green and yellow equipment colors, are an integral part of John Deere’s business, and their loss could have a material adverse effect on the Company. For additional information see Risk Factors–Intellectual Property Risks–The potential loss of John Deere intellectual property through trade secret theft, infringement of patents, trademark counterfeiting, or other loss of rights to exclusive use of John Deere intellectual property could have a material adverse effect on the Company. Infringement of the intellectual property rights of others by John Deere could also have a material adverse effect on the Company.

Marketing

In the U.S. and Canada, the equipment operations distribute equipment and service parts through the following facilities: two agriculture and turf equipment sales and administration offices located in Olathe, Kansas and Cary, North Carolina and one sales branch located in Grimsby, Ontario; one construction, earthmoving, material handling, and forestry equipment sales and administration office located in Moline, Illinois and one sales branch located in Grimsby, Ontario; and one roadbuilding equipment sales, service, and administration office located in Nashville, Tennessee. In addition, the equipment operations operate two centralized parts distribution warehouses in coordination with nine regional parts depots and distribution centers in the U.S. and Canada.

Through these U.S. and Canadian facilities, John Deere markets products to approximately 1,990 independent dealer locations. Of these, approximately 1,545 sell agricultural equipment, while approximately 445 sell construction, earthmoving, material handling, roadbuilding, and/or forestry equipment. In addition, roadbuilding equipment is sold at approximately 125 roadbuilding-only locations that may carry products that compete with John Deere’s construction, earthmoving, material handling, and/or forestry equipment. Turf equipment is sold at most John Deere agricultural equipment locations, a few construction, earthmoving, material handling, roadbuilding, and/or forestry equipment locations, and about 340 turf-only locations, many of which also sell dissimilar lines of non-John Deere products. In addition, certain lawn and garden product lines are sold through The Home Depot and Lowe’s.

Outside the U.S. and Canada, John Deere agriculture and turf equipment is sold to distributors and dealers for resale in over 100 countries. Sales and administrative offices are located in Argentina, Australia, Brazil, China, France, Germany, India, Italy, Mexico, the Netherlands, Poland, Russia, Singapore, South Africa, Spain, Sweden, Thailand, Ukraine, and the United Kingdom. Turf equipment sales outside the U.S. and Canada occur primarily in Western Europe and Australia. Construction, earthmoving, material handling, and forestry equipment is sold to distributors and dealers primarily by sales offices located in Australia, Brazil, China, Finland, New Zealand, Russia, Singapore, and the United Kingdom. Some of these dealers are independently owned while John Deere owns others. Roadbuilding equipment is sold both directly to retail customers as well as to independent distributors and dealers for resale. The Wirtgen Group operates company-owned sales and service subsidiaries in Australia, Austria, Belgium, Brazil, Bulgaria, China, Denmark, Estonia, Finland, France, Georgia, Germany, Guinea, Hungary, India, Ireland, Italy, Japan, Latvia, Lithuania, Malaysia, the Netherlands, Norway, the Philippines, Poland, Romania, Russia, Serbia, Singapore, South Africa, Sweden, Taiwan, Thailand, Turkey, Ukraine, and the United Kingdom.

The equipment operations operate centralized parts distribution warehouses in Brazil, Germany, India, and Russia in coordination with regional parts depots and distribution centers in Argentina, Australia, China, Mexico, South Africa, Sweden, and the United Kingdom.

John Deere markets engines, power trains, and electronic components worldwide through select sales branches or directly to regional and global original equipment manufacturers and independently owned engine distributors.

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

John Deere maintains strategic sourcing models to meet its production needs and build upon long-term supplier relationships. John Deere uses a variety of agreements with suppliers intended to drive innovation, ensure availability and delivery of industry-leading quality raw materials and components, manage costs on a globally competitive basis, protect John Deere’s intellectual property, and minimize other supply-related risks. Supply chain risks monitored by John Deere to minimize the likelihood of the supply base causing business disruption include supplier financial viability, capacity, business continuity, labor availability, quality, delivery, cybersecurity, and weather-related events, including natural disasters. In fiscal 2021, some of John Deere’s operations were affected by certain material or component shortages related to the COVID-19 pandemic (COVID) and associated challenges, including those caused by industry capacity constraints, material availability, global logistics delays and constraints arising from, among other things, the transportation capacity of ocean shipping containers, and labor availability constraints. These challenges are expected to persist into at least the early part of fiscal year 2022.

Backlog Orders

The dollar amount of backlog orders at October 31, 2021 believed to be firm was approximately $9.6 billion for the production and precision agriculture segment and $5.2 billion for the small agriculture and turf segment, compared with $4.9 billion and $3.3 billion, respectively, at November 1, 2020. The agriculture and turf backlog is generally highest in the second and third quarters due to seasonal buying trends in these industries. The dollar amount of backlog orders for the construction and forestry segment believed to be firm was approximately $6.7 billion at October 31, 2021, compared with $2.1 billion at November 1, 2020. Backlog orders for the equipment operations include all orders deemed to be firm as of the referenced date.

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

FINANCIAL SERVICES

U.S. and Canada. The financial services segment primarily provides and administers financing for retail purchases from John Deere dealers of new equipment manufactured by John Deere’s production and precision agriculture, small agriculture and turf, and construction and forestry segments and used equipment taken in trade for this equipment.

The Company and John Deere Construction & Forestry Company (a wholly-owned subsidiary of the Company) are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, generally purchases retail installment sales and loan contracts (retail notes) from the sales companies. These retail notes are acquired by the sales companies through John Deere retail dealers in the U.S. John Deere Financial Inc., a Canadian financial services subsidiary, purchases and finances retail notes acquired by John Deere Canada ULC, John Deere’s Canadian sales company. The terms of retail notes and the basis on which the financial services operations acquire retail notes from the sales companies are governed by agreements with the sales companies. The financial services segment also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agriculture and turf and construction and forestry markets (revolving charge accounts). Additionally, the financial services operations provide wholesale financing to dealers of John Deere agriculture and turf equipment and construction and forestry equipment (wholesale notes), primarily to finance inventories of equipment for those dealers. The various financing options offered by the financial services operations are designed to enhance sales of John Deere products and generate financing income for the financial services operations. In the U.S. and Canada, certain subsidiaries included in the financial services segment offer extended equipment warranties.

Retail notes acquired by the sales companies are immediately sold to the financial services operations. The equipment operations are the financial services operations’ major source of business, although many retail purchasers of John Deere products finance their purchases outside the John Deere organization through a variety of sources, including commercial banks and finance and leasing companies.

The financial services operations offer retail leases to equipment users in the U.S. A small number of leases are executed with units of local governments. Leases are usually written for periods ranging from less than one year to seven years, and typically contain an option permitting the customer to purchase the equipment at the end of the lease term. Retail leases are also offered in a generally similar manner to customers in Canada through John Deere Financial Inc. and John Deere Canada ULC.

The financial services operations’ terms for financing equipment retail sales (other than smaller items financed with unsecured revolving charge accounts) generally provide for retention of a security interest in the equipment financed. The financial services operations’ guidelines for minimum down payments, which vary with the types of equipment financed and repayment provisions, generally range from 0 percent to 20 percent of the purchase price. Finance charges are sometimes waived for specified periods or reduced on certain John Deere products sold or leased in advance of the season of use or in other sales promotions. The financial services operations generally receive compensation from the sales companies at approximate market interest rates for periods during which finance charges are waived or reduced on the retail notes or leases. The cost is accounted for as a deduction in arriving at net sales by the equipment operations.

The Company has an agreement with Capital Corporation to make payments to Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for any fiscal quarter. The Company has also committed to continuing to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation’s consolidated tangible net worth at not less than $50 million. The Company’s obligations to make payments to Capital Corporation under the agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations, or other liabilities. Further, the Company’s obligations under the agreement are not measured by the amount of Capital Corporation’s indebtedness, obligations, or other liabilities. The Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation, or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. The Company was in compliance with all of its obligations under this agreement as of October 31, 2021, and no payments were required under this agreement in fiscal 2021 or 2020. At October 31, 2021, the Company indirectly owned 100 percent of the voting shares of Capital Corporation’s capital stock and Capital Corporation’s consolidated tangible net worth was $4,524 million.

Outside the U.S. and Canada. The financial services operations also offer financing, primarily for John Deere products, in Argentina, Australia, Brazil, China, India, Mexico, New Zealand, Russia, Thailand, and in several other countries in Africa, Asia, Europe, and Latin America. In certain markets, financing is offered through cooperation agreements or joint ventures with other financial institutions. The manner in which the financial services operations offer financing in these countries is affected by a variety of country-specific laws, regulations, and customs, including those governing property rights and debtor obligations, that are subject to change and that may introduce greater risk to the financial services operations.

The financial services operations also offer to select customers and dealers credit enhanced international export financing primarily for the purchase of John Deere products.

Additional information on the financial services operations appears on pages 27 – 30 and 34.

ENVIRONMENTAL MATTERS

John Deere is subject to a wide variety of local, state, and federal environmental laws and regulations in the U.S., as well as the environmental laws and regulations of other countries in which John Deere conducts business. John Deere strives to comply with applicable laws and regulations. Failure to comply with these regulations, however, could lead to fines and other penalties. John Deere is involved in the evaluation and clean-up of a limited number of sites but does not expect that these matters or other expenses or liabilities John Deere may incur in connection with any noncompliance with environmental laws or regulations or the cleanup of any additional properties will have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows, or competitive position. With respect to properties and businesses that have been or will be acquired, John Deere conducts due diligence into potential exposure to environmental liabilities, but cannot be certain that it has identified or will identify all adverse environmental conditions. Compliance with these laws and regulations has added, and will continue to add, to the cost of John Deere’s products. The Company does not expect to incur material capital expenditures for environmental control facilities during fiscal 2022.

The European Union’s Stage V Regulation, parts of which became effective in 2019 and 2020, applies to non-road diesel engines across various power categories for machines used in construction, agriculture, material handling, industrial use, and generator applications. Governmental agencies throughout the world are enacting similar laws to reduce off-road engine emissions, including India’s Bharat Stage IV Regulation that became effective in 2021. These standards continue the reduction of particulate and NOx emissions. John Deere has achieved and plans to continue to achieve compliance with these regulations through significant investments in the development of new engine technologies and after-treatment systems. Compliance with emissions regulations has added and will continue to add to the cost of John Deere’s products.

Governments are also implementing laws regulating products across their life cycles, including raw material sourcing and the storage, distribution, sale, use, and disposal of products at their end-of-life. These laws and regulations include green chemistry, right-to-know, restriction of hazardous substances, and product take-back laws.

GOVERNMENT REGULATIONS

John Deere is subject to a wide variety of local, state, and federal laws and regulations in the countries where it conducts business. Compliance with these laws and regulations often requires the dedication of time and effort of employees, as well as financial resources. In fiscal 2021, compliance with the regulations applicable to John Deere did not have a material effect on John Deere’s capital expenditures, earnings, or competitive position. The Company does not expect to incur material capital expenditures related to compliance with regulations during fiscal year 2022. Additional information about the impact of government regulations on John Deere’s business is included in Item 1A, “Risk Factors” under the headings Geopolitical Uncertainties; Data Security and Privacy Risks; Environmental, Climate, and Weather Risks; and Legal and Regulatory Risks.

HUMAN CAPITAL

Higher Purpose

John Deere’s employees, its human capital, are guided by the Company’s higher purpose: We run so life can leap forward. Employees are further guided by the Company’s code of business conduct (Code), which helps them to uphold and strengthen the standards of honor and integrity that have defined John Deere since its founding. Our world and business may change, but our core values—integrity, quality, commitment, and innovation—are a constant in everything we do. Our values have shaped and guided our vision since 1837.

Employees

At October 31, 2021, John Deere had approximately 75,600 employees, including approximately 29,000 employees in the U.S. and Canada. John Deere also retains consultants, independent contractors, and temporary and part-time workers. Unions are certified as bargaining agents for approximately 83 percent of John Deere’s U.S. production and maintenance employees. Approximately 10,500 of John Deere’s active U.S. production and maintenance workers are covered by a collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW), with an expiration date of November 1, 2027. A small number of U.S. production employees are represented by the International Association of Machinists and Aerospace Workers (IAM). Collective bargaining agreements covering John Deere’s employees in the U.S., other than the agreement with the UAW, expire between 2022 and 2027. Unions also represent the majority of employees at John Deere manufacturing facilities outside the U.S. There is no guarantee that John Deere will be able to renew collective bargaining agreements or whether such agreements will be on terms satisfactory to John Deere. For further discussion, see Risk Factors-Human Capital Risks-Disputes with labor unions have adversely affected John Deere’s ability to operate its facilities as well as its financial results.

Code of Business Conduct

John Deere is committed to conducting business in accordance with the highest ethical standards. This means how we conduct ourselves and our global work is more than just a matter of policy and law; it's a reflection of our core values. The Code, refreshed in 2021, provides specific guidance to all John Deere employees, outlining how they can and must uphold and strengthen the integrity that has defined John Deere since its founding. All employees must complete Code training and, where permitted by law, must also certify each year that they will comply with the Code. The Company maintains a global compliance hotline to allow for concerns to be brought forward.

Health and Safety

John Deere strives to achieve safety excellence through increased focus on leading indicators, risk reduction, health and safety management systems, and prevention. John Deere utilizes a safety balanced scorecard, which includes leading and lagging indicators and is designed to enable continuous measurement of safety performance and drive continuous improvement. Leading indicators include injury/illness corrective action closure rates, near-miss corrective action closure rates, and risk reduction from safety and ergonomic risk assessment projects. Lagging indicators include total recordable incident rate, ergonomic recordable case rate, and near-miss rate. Leading indicators are tracked by most of John Deere’s manufacturing facilities and internally reported. John Deere reported a total recordable incident rate of 1.99 and a lost time frequency rate of .78 in fiscal 2021.

John Deere has taken and continues to take extraordinary measures to protect its workforce in response to COVID. Safety protocols continue to be in place for employees who are required to work onsite, including divider screens and enhanced cleaning and sanitation. Where possible, John Deere has supported flexible work arrangements for employees throughout the pandemic, including by deploying new technologies to strengthen virtual connectivity. John Deere also provided financial support for employees who struggled to provide childcare during the pandemic. John Deere continues to strive to be agile in addressing employee needs in the quickly evolving environment while also being transparent across the workforce.

Diversity, Equity, and Inclusion (DEI)

In order to ensure that each of our employees can bring their full selves to work, John Deere strives to foster a diverse, equitable, and inclusive workplace where all voices are heard and included. John Deere continues to champion policies, practices, and behaviors that amplify innovation on behalf of people, community, and planet. Diversity, equity, and inclusion are critical to John Deere’s success as an organization. Incorporating DEI into our business practices enhances innovation and enables our best talent to thrive in an environment where diverse perspectives are celebrated. This requires deliberate intention and action on the part of every employee and leader. We will continue to push forward on the path to a more diverse, equitable, and inclusive culture with our colleagues, customers, suppliers, and distribution channels. In doing so, experience tells us we will be more engaged, innovative, and successful.

John Deere leadership sets a consistent and transparent tone on diversity and inclusion. Leadership training focuses on building an inclusive environment and driving positive behavioral change. To help managers with development and team building, we measure inclusiveness as part of our employee experience survey. We are working to further weave DEI into all aspects of how we lead and do business. In addition to regional councils, we have formed a global diversity and inclusion council with senior leaders who own our DEI journey. This journey is a collective effort that involves every level of our organization. As part of the annual sustainability report available on our website, John Deere has publicly disclosed the number of women and minorities in leadership positions and continues to launch initiatives to increase representation of minorities in the workforce.

John Deere proudly partners with several professional organizations to support our diversity recruitment strategy, including the National Black MBA Association, Inc., the Society of Women Engineers, the Thurgood Marshall College Fund Leadership Institute, the Society of Hispanic Professional Engineers, and Minorities in Agriculture, Natural Resources, and Related Sciences.

Our Company-sponsored employee resource groups (ERGs) are employee-run organizations formed around a common dimension of diversity, interest, or experience that affects the workplace. ERGs bring together individuals with shared interests while serving as resources to our business. The efforts of our ERGs address three key focus areas – employee development, community involvement, and business alignment. John Deere has 12 ERGs with more than 7,500 employees engaged globally.

Compensation & Benefits

To attract and retain talent, John Deere offers competitive compensation and non-financial benefits everywhere we operate. These benefits are tailored to the markets in which our employees are located. The non-compensation benefits we offer focus on all aspects of employee well-being, including physical, social, community, and career. We conduct regular surveys of the market rates for jobs to ensure our compensation is competitive. We offer a variety of working arrangements, including flexible schedules, telecommuting, and job sharing, to help employees manage home and work-life situations.

Training and Development

John Deere provides training and development opportunities for employees at all stages of their careers to empower them to reach their full potential. Employees are critical to the long-term success of John Deere’s business. We encourage employees to identify the paths that can build the skills, experience, knowledge, and competencies needed for career advancement. John Deere supports employees by creating purpose-driven work opportunities, comprehensive performance reviews and development plans, mentoring opportunities, and professional and personal development opportunities. John Deere provided approximately 19.5 training hours per full time equivalent administrative/professional employee globally in fiscal 2021. John Deere’s training programs, which are tailored to different geographic regions and job functions, include among other topics technical operation of equipment, equipment assembly, relationships with customers and dealers, John Deere’s culture and values, compliance with the Code, compliance with anti-bribery/corruption laws and policies, compliance with management of private data and cybersecurity, conflicts of interest, discrimination and workplace harassment policies, and sexual harassment policies.

Human Rights

John Deere honors human rights and respects the individual dignity of all persons globally. Our commitment to human rights requires that we understand and carry out our responsibilities consistent with Company values and practices. We strive to ensure that human rights are upheld for our employees and all workers in our supply chain. Our commitment to human rights is defined in the Code, our supplier code of conduct, our dealer code of conduct, and related policies and practices, which establish clear guidelines for our employees, suppliers, and dealers while helping to inform our business decisions. We do not tolerate human rights abuses, such as forced labor, unlawful child labor, or human trafficking. We are proud to contribute to the places where we work and support the residents of these places.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Following are the names and ages of the executive officers of the Company, their positions with the Company, and summaries of their backgrounds and business experiences. All executive officers are elected or appointed by the Board of Directors and hold office until the annual meeting of the Board of Directors following the annual meeting of stockholders each year.

Name, age and office (at December 1, 2021), and year elected to office				Principal occupation during last five years other than office of the Company currently held
John C. May	52	Chairman and Chief Executive Officer	2020

2019 Chief Executive Officer and President, 2019 President and Chief Operating Officer, 2018 – 2019 President, Worldwide Agriculture & Turf Division, Global Harvesting and Turf Platforms, Ag Solutions Americas and Australia, 2012 – 2018 President, Agricultural Solutions & Chief Information Officer

Ryan D. Campbell	47	Senior Vice President and Chief Financial Officer	2019	2018 Deputy Financial Officer, 2017 Vice President and Comptroller, 2016 Deputy Comptroller
Marc A. Howze	58	Group President, Lifecycle Solutions and Chief Administrative Officer	2020	2016 – 2020 Senior Vice President and Chief Administrative Officer, 2012 – 2016 Vice President, Global Human Resources & Employee Communications
Mary K.W. Jones	53	Senior Vice President, General Counsel and Worldwide Public Affairs	2019	2013 – 2019 Senior Vice President and General Counsel
Rajesh Kalathur	53	President, John Deere Financial, and Chief Information Officer	2019	2018 – 2019 Senior Vice President, Chief Financial Officer and Chief Information Officer, 2012 – 2018 Senior Vice President and Chief Financial Officer
Cory J. Reed	51	President, Worldwide Agriculture and Turf Division, Production and Precision Ag, Sales and Marketing Regions of the Americas and Australia	2020

2019 – 2020 President, Worldwide Agriculture & Turf Division, Americas and Australia, Global Harvesting and Turf Platforms, Agricultural Solutions, 2016 – 2019 President, John Deere Financial, 2013 – 2016 Senior Vice President, Intelligent Solutions Group

John H. Stone	51	President, Worldwide Construction and Forestry and Power Systems	2020	2016 – 2020 Senior Vice President, Intelligent Solutions Group
Markwart von Pentz	58	President, Worldwide Agriculture and Turf Division, Small Ag and Turf, Sales and Marketing Regions of Europe, CIS, Asia, and Africa	2020

2019 – 2020 President, Worldwide Agriculture & Turf Division Tractor and Hay & Forage, Regions 1 & 2, and Advanced Engineering, 2018 – 2019 President, Worldwide Agriculture & Turf Division Global Tractor and Hay & Forage Platforms, Europe, CIS, Asia, Africa, 2012 – 2018 President, Agriculture & Turf Division-Europe, Asia, Africa, and Global Tractor Platform

ITEM 1A.	RISK FACTORS.

The following risks are considered material to John Deere’s business based upon current knowledge, information, and assumptions. This discussion of risk factors should be considered closely in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 27, including the risks and uncertainties described in the Safe Harbor Statement on pages 37 – 39, and the Notes to Consolidated Financial Statements beginning on page 49. These risk factors and other forward-looking statements that relate to future events, expectations, trends, and operating periods involve certain factors that are subject to change and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses. Although the risks are organized by headings and each risk is discussed separately, many are interrelated. The Company, except as required by law, undertakes no obligation to update or revise this risk factors discussion, whether as a result of new developments or otherwise. The risks described in this Annual Report on Form 10-K and the “Safe Harbor Statement” in this report are not the only risks faced by the Company.

Risks Related to the COVID Pandemic

The COVID pandemic resulted in additional risks that could materially adversely affect John Deere’s business, financial condition, results of operations, and/or cash flows.

The virus causing COVID was identified in late 2019 and spread globally (COVID pandemic). Efforts to combat the virus have been complicated by viral variants and uneven access to, and acceptance and effectiveness of, vaccines globally. The pandemic resulted in governments and other authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and business closures. These measures have impacted and may continue to impact all or portions of John Deere’s workforce and operations and the operations of customers, dealers, and suppliers. Although certain restrictions related to the COVID pandemic have eased, uncertainty continues to exist regarding such measures and potential future measures. Current material and component shortages have limited and could continue to limit John Deere’s ability to meet customer demand, which could have a material adverse effect on the Company’s financial condition, cash flows, and results of operations.

The COVID pandemic caused a global recession and the sustainability of the economic recovery observed in 2021 remains unclear. The COVID pandemic has also significantly increased economic and demand uncertainty, has caused inflationary pressure in the U.S. and elsewhere, and has led to disruption and volatility in demand for John Deere’s products and services, suppliers’ ability to fill orders, and global capital markets. Economic uncertainties could continue to affect demand for John Deere’s products and services, the value of the equipment financed or leased, the demand for financing, and the financial condition and credit risk of John Deere’s dealers and customers.

Continued uncertainties related to the magnitude, duration, and persistent effects of the COVID pandemic may significantly adversely affect our business and outlook. These uncertainties include, among other things: the duration and impact of the resurgence in COVID cases in any country, state, or region; the emergence, contagiousness, and threat of new and different strains of virus; the availability, acceptance, and effectiveness of vaccines; additional closures or other actions as mandated or otherwise made necessary by governmental authorities, including employee vaccine mandates; disruptions in the supply chain, including those caused by industry capacity constraints, material availability, and global logistics delays and constraints arising from, among other things, the transportation capacity of ocean shipping containers, and a prolonged delay in resumption of operations by one or more key suppliers, or the failure of any key supplier; an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID pandemic; John Deere’s ability to meet commitments to customers on a timely basis as a result of increased costs and supply and transportation challenges; increased logistics costs; additional operating costs due to continued remote working arrangements, adherence to social distancing guidelines, and other COVID-related challenges; increased risk of cyberattacks on network connections used in remote working arrangements; increased privacy-related risks due to processing health-related personal information; legal claims related to personal protective equipment designed, made, or provided by John Deere or alleged exposure to COVID on John Deere premises; absence of employees due to illness; and the impact of the pandemic on John Deere’s customers and dealers. These factors, and others that are currently unknown or considered immaterial, could materially and adversely affect the Company’s business, liquidity, results of operations, and financial position.

Geopolitical Uncertainties

International, national, and regional trade laws, regulations, and policies (particularly those related to or restricting global trade) and government farm programs and policies could significantly impair John Deere’s profitability and growth prospects.

International, national, and regional laws, regulations, and policies directly or indirectly related to or restricting the import and export of John Deere’s products, services, and technology, or those of our customers, including protectionist policies in particular jurisdictions or for the benefit of favored industries or sectors, could harm John Deere’s global business. John Deere’s profitability and growth prospects are tied directly to the global marketplace. Restricted access to global markets impairs John Deere’s ability to export goods and services from its various manufacturing locations around the world and limits the ability to access raw materials and high-quality parts and components at competitive prices on a timely basis. Trade restrictions, including withdrawal from or modification of existing trade agreements, negotiation of new trade agreements, non-tariff trade barriers, local content requirements, and imposition of new or retaliatory tariffs against certain countries or covering certain products, including developments in U.S.-China trade relations, could limit John Deere’s ability to capitalize on current and future growth opportunities in international markets and impair John Deere’s ability to expand the business by offering new technologies, products, and services. These trade restrictions, and changes in–or uncertainty surrounding–global trade policies, may affect John Deere’s competitive position. Furthermore, market access and the ability to export agricultural and forestry commodities is critical to John Deere’s agricultural and forestry customers. Policies impacting exchange rates and commodity prices or those limiting the export or import of commodities could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. John Deere’s agricultural equipment sales could be especially harmed by such policies because farm income strongly influences sales of agricultural equipment around the world. Furthermore, trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact John Deere’s future growth opportunities arising from increasing global demand for food, fuel, and infrastructure. Additionally, changes in government farm programs and policies, including direct payment and other subsidies, can significantly influence demand for agricultural equipment as well as create unequal competition for multinational companies relative to domestic companies.

Embargoes, sanctions, and export controls imposed by the U.S. and other governments restricting or prohibiting transactions with certain persons or entities, including financial institutions, to certain countries or regions, or involving certain products, limit the sales of John Deere products. Embargoes, sanctions, and export control laws are changing rapidly for certain geographies, including with respect to China, Russia, Myanmar (Burma), and Belarus. In particular, changing U.S. export controls and sanctions on China, as well as other restrictions affecting transactions involving China and Chinese parties, could affect John Deere’s ability to collect receivables, provide aftermarket and warranty support for John Deere equipment, and sell products, and otherwise impact John Deere’s reputation and business. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of import and export laws and sanctions, violations of these laws or sanctions could harm John Deere’s reputation and business, and may subject John Deere to civil and criminal sanctions, any of which could have a material adverse effect on John Deere’s results of operations and financial condition.

Greater political, economic, and social uncertainty and the evolving globalization of businesses could significantly change the dynamics of John Deere’s competition, customer base, and product offerings and impact John Deere’s growth opportunities globally.

John Deere’s efforts to grow its businesses depend in part upon access to additional geographic markets, including, but not limited to, Argentina, Brazil, China, India, Russia, and South Africa, and its success in developing market share and operating profitably in such markets. In some cases, these countries have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, and differing local customer product preferences and requirements than John Deere’s other markets. Negative market conditions resulting from economic and political uncertainties in these and other countries could reduce customer confidence, resulting in declines in demand and increases in delinquencies and default rates, which could affect write-offs and provisions for credit losses. Operating and seeking to expand business in a number of different regions and countries exposes John Deere to multiple and potentially conflicting cultural practices, business practices, and legal and regulatory requirements that are subject to change and are often complex and difficult to navigate, including those related to tariffs and trade barriers, investments, property ownership rights, taxation, sanctions and export control requirements, repatriation of earnings, and advanced technologies. Expanding business operations globally also increases exposure to currency fluctuations, which can materially affect the Company’s financial results. While John Deere maintains a positive corporate image and its brands are widely recognized and valued in its traditional markets, the brands are less well known in some emerging markets, which could impede John Deere’s efforts to successfully compete in these markets. Although John Deere is taking measures to adapt to these changing circumstances, John Deere’s reputation and/or business results could be negatively affected should these efforts prove unsuccessful.

Uncertain Economic Conditions

Negative economic conditions and outlook can materially weaken demand for John Deere’s equipment and services, limit access to funding, and result in higher funding costs.

The demand for John Deere’s products and services can be significantly reduced in an economic environment characterized by high unemployment, cautious consumer spending, lower corporate earnings, U.S. budget issues, and lower business investment. Negative or uncertain economic conditions that cause John Deere’s customers to lack confidence in the general economic outlook can significantly reduce their likelihood of purchasing John Deere’s equipment. As discussed under Risks Related to the COVID Pandemic–The COVID pandemic resulted in additional risks that could materially adversely affect John Deere’s business, financial condition, results of operations, and/or cash flows, the COVID pandemic caused a global recession and significantly increased economic and demand uncertainty. Sustained negative economic conditions and outlook affect housing starts, energy demand, and other construction, which dampens demand for certain construction equipment. John Deere’s turf operations and its construction and forestry business are dependent on construction activity and general economic conditions. Decreases in construction activity and housing starts could have a material adverse effect on John Deere’s results of operations. If negative economic conditions affect the overall farm economy, there could be a similar effect on John Deere’s agricultural equipment sales. In addition, uncertain or negative outlook with respect to pervasive U.S. fiscal issues as well as general economic conditions and outlook can cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce the Company’s earnings and cash flows. Additionally, the Company’s investment management activities could be adversely affected by changes in the equity and bond markets, which would negatively affect earnings.

In addition, demand for John Deere’s products and services can be significantly reduced by concerns regarding the diverse economic and political circumstances of the individual countries in the eurozone, the debt burden of certain eurozone countries and their ability to meet future financial obligations, the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or the long term stability of the euro as a single common currency. Persistent disparity with respect to the widely varying economic conditions within the individual countries in the eurozone, and its implications for the euro as well as market perceptions concerning these and related issues, could adversely affect the value of John Deere’s euro-denominated assets and obligations, have an adverse effect on demand for John Deere’s products and services in the eurozone, and have an adverse effect on financial markets in Europe and globally. More specifically, it could affect the ability of John Deere’s customers, suppliers, and lenders to finance their respective businesses and access liquidity at acceptable financing costs, if at all, as well as the availability of supplies and materials and the demand for John Deere’s products.

Financial Risks

Changes in government banking, monetary, and fiscal policies could have a negative effect on John Deere.

Policies of the U.S. and other governments regarding banking, monetary, and fiscal policies intended to promote or maintain liquidity, stabilize financial markets, and/or address local deficit or structural economic issues may not be effective and could have a material impact on John Deere’s customers and markets. Failure of the U.S. federal government to pass a 2022 budget resolution could lead to a U.S. default under its sovereign debt, the consequences of which could have significant and unpredictable effects on global financial markets, which could in turn negatively affect John Deere’s operating results, cash flows, and financial condition. John Deere’s operations and results could also be affected by financial regulatory reform that could have an adverse effect on the financial services segment and on John Deere’s customers by limiting their ability to enter into hedging transactions or to finance purchases of John Deere products. Government policies on spending can also affect John Deere, especially the construction and forestry segment, due to the impact of government spending on infrastructure development. John Deere’s operations, including those outside of the United States, may also be affected by non-U.S. regulatory reforms being implemented to further regulate non-U.S. financial institutions and markets.

Changes in tax rates, tax legislation, or exposure to additional tax liabilities could have a negative effect on John Deere.

John Deere is subject to income taxes in the U.S. and numerous foreign jurisdictions. John Deere’s domestic and international tax liabilities are dependent upon the location of earnings among these different jurisdictions. Tax rates in various jurisdictions may be subject to significant change. John Deere’s effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretations. If John Deere’s effective tax rates were to increase, or if the ultimate determination of its taxes owed is for an amount in excess of amounts previously accrued, John Deere’s operating results, cash flows, and financial condition could be adversely affected.

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

Additionally, the reporting currency for the Company’s consolidated financial statements is the U.S. dollar. Certain of John Deere’s assets, liabilities, expenses, and revenues are denominated in other countries’ currencies. Those assets, liabilities, expenses, and revenues are translated into U.S. dollars at the applicable exchange rates to prepare the Company’s consolidated financial statements. Therefore, increases or decreases in exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in the Company’s consolidated financial statements, even if their value remains unchanged in their original currencies. Substantial fluctuations in the value of the U.S. dollar could have a significant impact on John Deere’s results.

Because the financial services segment provides financing for a significant portion of John Deere’s sales worldwide, negative economic conditions in the financial industry could materially impact John Deere’s operations and financial results.

Negative economic conditions can have an adverse effect on the financial industry in which the financial services segment operates. The financial services segment provides financing for a significant portion of John Deere’s sales worldwide. The financial services segment is exposed to the risk that customers and others will default on contractual obligations and may experience credit losses that exceed its expectations and adversely affect its financial condition and results of operations. The financial services segment’s inability to access funds at cost-effective rates to support its financing activities could have a material adverse effect on John Deere’s business. The financial services segment’s liquidity and ongoing profitability depend largely on timely access to capital in order to meet future cash flow requirements and to fund operations and costs associated with engaging in diversified funding activities. Additionally, negative market conditions could reduce customer confidence levels, resulting in declines in credit applications and increases in delinquencies and default rates, which could materially impact the financial services segment’s write-offs and provision for credit losses. The financial services segment may also experience residual value losses that exceed its expectations caused by lower pricing for used equipment and higher-than-expected equipment returns at lease maturity.

Because John Deere’s equipment operations and financial services segment are subject to interest rate risks, changes in interest rates can reduce demand for equipment, adversely affect interest margins, and limit access to capital markets while increasing borrowing costs.

Rising interest rates could have a dampening effect on overall economic activity and/or the financial condition of John Deere’s customers, either or both of which could negatively affect customer demand for John Deere equipment and customers’ ability to repay obligations to John Deere. In addition, credit market dislocations could have an impact on funding costs, which are very important to the financial services segment because such costs affect the segment’s ability to offer customers competitive financing rates. While the Company strives to match the interest rate characteristics of its financial assets and liabilities, changing interest rates could have an adverse effect on the Company’s net interest rate margin—the difference between the yield the Company earns on its assets and the interest rates the Company pays for funding, which could in turn affect the Company’s net interest income and earnings. Actions by credit rating agencies, such as downgrades or negative changes to ratings outlooks, can affect the availability and cost of funding for the Company and can increase the Company’s cost of capital and hurt its competitive position.

The transition away from the London Interbank Offered Rate (“LIBOR”) and the adoption of alternative reference rates could adversely affect John Deere’s business and results of operations.

John Deere is exposed to LIBOR-based financial instruments, primarily relating to debt, derivative, and receivables transactions, that have been entered into previously and remain outstanding. The LIBOR benchmark has been subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced its intention to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. In November 2020, the Intercontinental Exchange announced its intention to cease publication of certain LIBOR settings by the end of 2021 while continuing to publish overnight and one-, three-, six-, and twelve-month U.S. dollar LIBOR rates through June 30, 2023. However, in early 2021, the United States Federal Reserve Board and other regulatory bodies issued guidance encouraging banks and other financial market participants to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate as soon as practicable and in any event no later than December 31, 2021. These actions may cause LIBOR to perform differently than in the past and LIBOR will likely ultimately cease to exist.

To facilitate an orderly transition from LIBOR to alternative benchmark rate(s), John Deere has established an initiative led by internal subject matter experts to assess and mitigate risks associated with the discontinuation of LIBOR. As part of this initiative, several alternative benchmark rates have been, and continue to be, evaluated. At this time, however, the effects of the phase out of LIBOR and the adoption of alternative benchmark rates have not been fully determined. Any new benchmark rate will likely not replicate

LIBOR exactly, which could affect John Deere’s contracts that mature after a LIBOR cessation date. In addition, there is uncertainty about how applicable laws, the courts, or John Deere will address the replacement of LIBOR with alternative rates on variable rate contracts that do not include, or contain unclear, alternative rate fallback provisions. A failure to properly transition away from LIBOR could expose John Deere to various financial, operational, and regulatory risks, which could affect its results of operations and cash flows. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for the Company’s securities.

Sustained increases in funding obligations under the Company’s pension plans may impair the Company’s liquidity or financial condition.

The Company maintains certain defined benefit pension plans for certain employees, which impose funding obligations. The Company uses many assumptions in calculating its future payment obligations under these plans. Significant adverse changes in credit or market conditions could result in actual rates of return on pension investments being lower than expected. The Company may be required to make significant contributions to its pension plans in the future. These factors could significantly increase the Company’s payment obligations under the plans and adversely affect its business, results of operations, and financial condition.

Market Conditions

John Deere’s ability to adapt in highly competitive markets could affect its business, results of operations, and financial condition.

John Deere operates in a variety of highly competitive global and regional markets. John Deere competes worldwide with a number of other manufacturers and distributors that produce and sell similar products. John Deere competes on the basis of product performance, innovation and quality, distribution, customer service, and price. Aggressive pricing or other strategies pursued by competitors, unanticipated product or manufacturing delays, or John Deere’s failure to price its products competitively could adversely affect its business, results of operations, and financial condition.

John Deere’s ability to understand its customers’ specific preferences and requirements, and to develop, manufacture, and market products that meet customer demand, could significantly affect its business results.

John Deere’s ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to its success. This requires a thorough understanding of John Deere’s existing and potential customers on a global basis, particularly in growth markets such as Argentina, Brazil, and India. Failure to deliver quality products that meet customer needs at competitive prices ahead of competitors could have a significant adverse effect on John Deere’s business.

Changing worldwide demand for food and different forms of bio-energy could affect the price of farm commodities and consequently the demand for certain John Deere equipment and could also result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world’s growing food and bio-energy demands, driven in part by government policies, including those related to climate change, and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. Lower agricultural commodity prices directly affect farm incomes, which could negatively affect sales of agricultural equipment and result in higher credit losses. While higher commodity prices benefit John Deere’s crop-producing agricultural equipment customers, higher commodity prices also could result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. Furthermore, changing bio-energy demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating bio-fuel utilization could affect commodity demand and commodity prices, demand for John Deere’s diesel-fueled equipment, and result in higher research and development costs related to equipment fuel standards.

Manufacturing and Operations

Changes in the availability and price of certain raw materials, components, and whole goods could result in significant disruptions to the supply chain, production disruptions, and increased costs and lower profits on sales of John Deere products.

John Deere requires access to various raw materials, components, and whole goods at competitive prices to manufacture and distribute its products. Changes in the availability and prices of these raw materials, components, and whole goods, which have fluctuated significantly in the past and are more likely to fluctuate during times of economic volatility, regulatory instability, or change in import tariffs or trade agreements, can significantly increase the costs of production, which could have a material negative effect on the profitability of the business, particularly if John Deere, due to pricing considerations or other factors, is unable to recover the increased costs from its customers. Significant disruptions to the supply chain resulting from shortages of raw materials, components, and whole goods can adversely affect John Deere’s ability to meet commitments to customers. John Deere relies on suppliers to acquire raw materials, components, and whole goods required to manufacture its products.

Certain components and parts used in John Deere’s products are available from a single supplier and cannot be alternatively sourced quickly. As discussed under Item 1, “Construction and Forestry,” the Company agreed to voluntarily terminate its joint venture agreement with Hitachi in a transaction that is expected to close in the first half of fiscal 2022. In connection with this termination, John Deere Construction & Forestry Company, a wholly-owned subsidiary of the Company, has entered into a supply agreement with Hitachi pursuant to which Hitachi will continue to provide John Deere-branded excavators, components, and service parts. Any delay or failure by Hitachi to deliver these supplies, or failure by Hitachi to produce such supplies in a manner that meets John Deere’s quality and quantity requirements, could adversely affect John Deere’s business, results of operations, cash flow, and financial condition or its ability to meet commitments to its customers.

In 2020, the COVID pandemic caused a significant reduction in global demand for goods, resulting in widespread cuts in manufacturing capacity and the displacement of workers. As economies around the world have reopened in 2021, sharp increases in demand have created significant disruptions to the global supply chain, which have affected John Deere’s ability to receive goods on a timely basis and at anticipated costs. These supply chain disruptions have been caused and compounded by many factors, including changes in supply and demand, industry capacity constraints, weather conditions, natural disasters, business continuity, labor shortages, the COVID pandemic, geopolitical tensions, and trade conflicts. Global logistics network challenges include shortages of shipping containers, ocean freight capacity constraints, international port delays, trucking and chassis shortages, railway and air freight capacity, and labor availability constraints, which have resulted in delays, shortages of key manufacturing components, increased order backlogs, and increased transportation costs. John Deere actively monitors and mitigates supply chain risk, but there can be no assurance that our mitigation plans will be effective to prevent disruptions that may arise from shortages of materials that we use in the production of our products. Uncertainties related to the magnitude and duration of global supply chain disruptions have adversely affected, and may continue to adversely affect, John Deere’s business and outlook.

Supply chain disruptions due to pandemic events, including the COVID pandemic, supplier financial distress, capacity constraints, trade barriers, labor shortages, business continuity, quality, cyberattacks, energy supply, delivery issues, or disruptions due to weather-related events or natural disasters could affect John Deere’s operations and profitability.

Data Security and Privacy Risks

Security breaches and other disruptions to John Deere’s information technology infrastructure could interfere with John Deere’s operations and could compromise the information of John Deere as well as its customers, suppliers, and/or dealers, exposing John Deere to liability that could cause John Deere’s business and reputation to suffer.

In the ordinary course of business, John Deere relies upon information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information and to manage or support a variety of business processes and activities, including supply chain, manufacturing, distribution, invoicing, and collection of payments from dealers and other purchasers of John Deere equipment and from customers of the financial services segment. John Deere uses information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Additionally, John Deere collects and stores sensitive data, including intellectual property, proprietary business information, and the proprietary business information of John Deere’s customers, suppliers, and dealers, as well as personally identifiable information of John Deere’s customers and employees, in data centers, which are often owned by third parties, and on information technology networks. The secure operation of these information technology networks and the processing and maintenance of this information is critical to John Deere’s business operations and strategy. Despite security measures, including a vulnerability disclosure program, and business continuity plans, John Deere’s information technology networks and infrastructure have been and may be vulnerable to damage, disruptions, or shutdowns due to attacks by cyber criminals or breaches due to employee, supplier, or dealer error or malfeasance or other disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, telecommunication or utility failures, terrorist acts, natural disasters, or other catastrophic events. Although John Deere has not suffered any significant cyber incidents that resulted in material business impact, we have from time to time been the target of malicious cyber threat actors. The occurrence of any significant event could compromise John Deere’s networks, and the information stored there could be accessed, publicly disclosed, lost, or stolen. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to John Deere’s operations, and damage John Deere’s reputation, which could adversely affect John Deere’s business, results of operations, and financial condition. In addition, as security threats continue to evolve and increase in frequency and sophistication, John Deere may need to invest additional resources to protect the security of its systems.

John Deere is subject to governmental laws, regulations, and other legal obligations related to privacy and data protection and any inability or perceived inability of John Deere to address these requirements could adversely affect our business.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. John Deere collects personal information and other data as integral parts of its business processes and activities. This data is subject to a variety of U.S. and foreign laws and regulations, including oversight by various regulatory and other governmental bodies. Many foreign countries and governmental bodies, including the European Union, China, Canada, and other relevant jurisdictions where John Deere conducts business, have laws and regulations concerning the collection and use of personal information and other data obtained from their residents or by businesses operating within their jurisdictions. The European Union General Data Protection Regulation, the California Consumer Privacy Act, and the China Personal Information Protection Law, among others, impose stringent data protection requirements and provide significant penalties for noncompliance. New privacy laws will continue to come into effect around the world in the future. Any inability or perceived inability to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies) could result in additional cost and liability to the Company or Company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

Security breaches with respect to John Deere’s products could interfere with the business of John Deere, its dealers, and/or customers, exposing John Deere to liability that would cause its business and reputation to suffer.

Some of John Deere’s products include connectivity hardware typically used for remote system updates. While John Deere has implemented security measures intended to prevent unauthorized access to its products, malicious actors have reportedly attempted, and may attempt in the future, to gain unauthorized access to such products through such connectivity hardware in order to gain control of the products, change the products’ functionality, user interface, or performance characteristics, or gain access to data stored in or generated by the products. Any unauthorized access to or control of John Deere products or systems or any loss of data could result in legal claims against John Deere or government investigations. In addition, reports of unauthorized access to John Deere’s products, systems, and data, regardless of their veracity, may result in the perception that the products, systems, or data are capable of being hacked, which could harm John Deere’s brand, prospects, and operating results. John Deere has been the subject of such reports in the past.

Intellectual Property Risks

The potential loss of John Deere intellectual property through trade secret theft, infringement of patents, trademark counterfeiting, or other loss of rights to exclusive use of John Deere intellectual property could have a material adverse effect on the Company. Infringement of the intellectual property rights of others by John Deere could also have a material adverse effect on the Company.

John Deere relies on a combination of patents, trademarks, copyrights, trade secret laws, and confidentiality agreements to protect its intellectual property rights. In particular, John Deere heavily relies on certain trademarks that contribute to John Deere’s identity and the recognition of its products and services, including but not limited to the “John Deere” mark, the leaping deer logo, the “Nothing Runs Like a Deere” slogan, the prefix “JD” associated with many products, and the green and yellow equipment colors. These trademarks, as well as the many patents used in our products, are integral to the John Deere business, and their loss could have a material adverse effect on the Company.

Additionally, third parties may initiate litigation to challenge the validity of John Deere’s patents or allege that John Deere infringes their patents. John Deere may incur substantial costs if its competitors or other third parties initiate such litigation, or if John Deere initiates any proceedings to protect its proprietary rights. If the outcome of any such litigation is unfavorable to John Deere, our business could be adversely affected. Similarly, disputes may arise regarding whether John Deere’s products or technologies infringe the proprietary rights of others. Any such infringement could cause third parties, including our competitors, to bring claims against John Deere, resulting in significant costs, possible damages, and substantial uncertainty.

Human Capital Risks

John Deere’s ability to attract, develop, engage, and retain qualified employees could affect its ability to execute its strategy.

John Deere’s continued success depends, in part, on its ability to identify and attract qualified candidates with the requisite education, background, and experience as well as its ability to develop, engage, and retain qualified employees. Failure to attract, develop, engage, and retain qualified employees, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new employees, or inadequate resources to train, integrate, and retain qualified employees, could impair John Deere’s ability to execute its business strategy, and could adversely affect John Deere’s business. In addition, while John Deere strives to reduce the impact of the departure of employees, John Deere’s operations or ability to execute its business strategy and meet its business objectives may be affected by the loss of employees, particularly when departures involve larger numbers of employees, such as those John Deere could experience if a surge occurs in the number of employees voluntarily leaving their jobs similar to that experienced by other employers and industries since 2020. Higher rates of employee separations may adversely affect John Deere through decreased employee morale, the loss of knowledge of departing employees, and the devotion of resources to recruiting and onboarding new employees.

Disputes with labor unions have adversely affected John Deere’s ability to operate its facilities as well as its financial results.

Many of John Deere’s production and maintenance employees are represented by labor unions under various collective bargaining agreements with different expiration dates. The failure of John Deere to successfully renegotiate labor agreements as they expire has from time to time led, and could in the future lead, to work stoppages or other disputes with labor unions. Disruptions to John Deere’s manufacturing and parts-distribution facilities, through various forms of labor disputes, adversely affect the Company. On October 14, 2021, after employees represented by the UAW failed to approve a new collective bargaining agreement between John Deere and the UAW, the UAW initiated a labor strike affecting more than 10,000 workers at 14 John Deere facilities across the U.S., which adversely affected John Deere’s operations in the fourth quarter of fiscal 2021. The strike ended after a new collective bargaining agreement was approved on November 17, 2021. The UAW strike is expected to have an adverse effect on John Deere’s results of operations for the three months ending January 30, 2022 as a result of reduced production and shipments. Any strike, work stoppage, or other dispute with a labor union distracts management from operating the business, may displace employees from ordinary job positions to fill in vacant positions, may affect John Deere’s reputation, and could materially adversely affect the Company’s business, results of operations, and financial condition.

Environmental, Climate, and Weather Risks

Unfavorable weather conditions or natural calamities that reduce agricultural production and demand for agriculture and turf equipment could directly and indirectly affect John Deere’s business.

Poor or unusual weather conditions, particularly during the planting and early growing season, can significantly affect the purchasing decisions of John Deere’s customers, particularly the purchasers of agriculture and turf equipment. The timing and quantity of rainfall are two of the most important factors in agricultural production. Insufficient levels of rain prevent farmers from planting new crops and may cause growing crops to die or result in lower yields. Excessive rain or flooding can prevent planting from occurring at optimal times and may cause crop loss through increased disease or mold growth. Temperatures outside normal ranges can also cause crop failure or decreased yields and may also affect disease incidence. Temperature affects the rate of growth, maturity, and quality of crops. Natural calamities such as regional floods, hurricanes or other storms, droughts, diseases, and pests can have significant negative effects on agricultural and livestock production. The resulting negative impact on farm income can strongly affect demand for agricultural equipment and the financial condition and credit risk of John Deere’s dealers and customers. Adverse weather conditions in a particular geographic region, particularly during the important spring selling season, may adversely affect sales of some turf equipment. Drought conditions can adversely affect sales of certain mowing equipment and unusually rainy weather can similarly cause lower sales volumes.

Increasingly rigorous environmental, health, and safety laws and regulations of federal, state, and local authorities in the U.S. and various regulatory authorities in other jurisdictions apply to John Deere’s operations, suppliers, and customers, and enforcement actions or civil litigation related to those requirements could adversely affect John Deere’s business results.

Enforcement actions arising from violations of environmental, health, and safety laws or regulations can lead to investigations and legal costs and result in significant fines or penalties. In addition, new or more stringent requirements of governmental authorities, including with respect to disclosure relating to climate change risks, could prevent or restrict John Deere’s operations or those of our suppliers and customers, require significant expenditures to achieve compliance, and/or give rise to civil or criminal liability. Further, civil litigation on these subjects continues to increase, primarily in the U.S. There can be no assurance that violations of such laws and/or regulations, civil claims for damages to property or personal injury arising from the environmental, health, or safety impacts of John Deere’s operations or those of our suppliers and customers, or other civil claims in which John Deere becomes a party, would not have consequences that result in a material adverse effect on John Deere’s business, results of operations, or financial condition.

Increasingly stringent engine emission regulations or bans on internal combustion engines could impact John Deere’s ability to manufacture and distribute certain engines or equipment, which could negatively affect business results.

John Deere’s equipment operations must meet increasingly stringent engine emission reduction regulations throughout the world, including the European Union’s Stage V standard. In addition, governmental agencies throughout the world are enacting more stringent laws and regulations to reduce off-road engine emissions. These laws and regulations are applicable to engines manufactured by John Deere, including those used in John Deere agriculture and construction and forestry equipment. John Deere has incurred and continues to incur substantial research and development costs related to the implementation of these more rigorous laws and regulations. While John Deere has developed and is executing comprehensive plans to meet these requirements, these plans are subject to many variables that could delay or otherwise affect John Deere’s ability to manufacture and distribute certain equipment or engines, which could negatively impact business results. Additionally, in certain locations governments have banned or may in the future ban internal combustion engines for some types of products completely. To the extent these bans affect products manufactured and sold by John Deere, our business, results of operations, and financial condition could be negatively affected.

Governmental actions designed to address climate change and the emergence of new technologies and business models in connection with the transition to a lower-carbon economy could adversely affect John Deere and its customers. The physical effects attributed to climate change could further impact John Deere’s facilities, suppliers, and customers.

There is global scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations may lead to new international, national, regional, or local legislative or regulatory responses. Various stakeholders, including legislators and regulators, shareholders, and non-governmental organizations, as well as companies in many business sectors, including John Deere, are continuing to look for ways to reduce GHG emissions. The regulation of GHG emissions from certain stationary or mobile sources or the imposition of carbon pricing mechanisms could result in additional costs to John Deere in the form of taxes or emission allowances, facilities improvements, and energy costs, which would increase John Deere’s operating costs through higher utility, transportation, and materials costs. Increased input costs, such as fuel and fertilizer, and compliance-related costs could also affect customer operations and demand for John Deere equipment. Because the impact of any future climate change-related legislative, regulatory, or product standard requirements on John Deere’s global businesses and products is dependent on the timing and design of mandates or standards, John Deere is unable to predict their potential impact at this time.

Customer preferences in the markets served by John Deere could change as these markets transition to less carbon-intensive business models. Demand for electric agricultural, turf, and construction equipment could rise. The development of alternative farming techniques, carbon sequestration technologies, and new low-carbon biofuels could change farmers’ business models and equipment needs. If John Deere fails to properly develop or invest in new technologies to meet changing customer demands, John Deere will be at risk of losing potential sources of revenue, which could affect the Company’s future financial results.

The potential physical impacts of climate change on John Deere’s facilities, suppliers, and customers and therefore on John Deere’s operations are highly uncertain and will be particular to the circumstances developing in various geographic regions. These may include extreme weather events and long-term changes in temperature levels and water availability. These potential physical effects may adversely affect the demand for John Deere’s products and the cost, production, sales, and financial performance of John Deere’s operations.

Legal and Regulatory Risks

John Deere’s global operations are subject to complex and changing laws and regulations, the violation of which could expose John Deere to potential liabilities, increased costs, and other adverse effects.

John Deere’s global operations are subject to numerous international, federal, state, and local laws and regulations, many of which are complex, frequently changing, and subject to varying interpretations. These laws and regulations cover a broad spectrum of subject areas, including advertising; anti–money laundering; antitrust; consumer finance; environmental, health, and safety, including proper handling of electronic waste, recycling, and climate change; foreign exchange controls and cash repatriation restrictions; foreign ownership and investment; import/export and trade; human rights, labor, and employment; product liability; and telematics and data privacy and connectivity. These laws may vary substantially within the different markets in which John Deere operates. Compliance with these laws and regulations is costly and may further increase the cost of conducting John Deere’s global operations. In addition, John Deere must comply with the U.S. Foreign Corrupt Practices Act and all applicable foreign anti-corruption laws, including the U.K. Bribery Act, which generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage, regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Although John Deere has a compliance program in place designed to reduce the likelihood of potential violations of such laws and regulations, there can be no assurance that John Deere’s employees, contractors, or agents will not violate such laws and regulations or John Deere’s policies and procedures. Violations of these laws and regulations could result in criminal or civil sanctions and have a materially adverse effect on John Deere’s reputation, business, results of operations, and financial condition.

Changes to existing laws and regulations or changes to how they are interpreted or the implementation of new, more stringent laws or regulations could adversely affect John Deere’s business by increasing compliance costs, limiting John Deere’s ability to offer a product or service, requiring changes to John Deere’s business practices, or otherwise making John Deere’s products and services less attractive to customers. For example, so-called “right to repair” legislation proposals in certain states and at the federal level in the U.S. could require John Deere to provide access to the software code embedded in its products, which, among other harmful consequences, could result in product safety issues, compromise engine emissions and performance controls, adversely affect the protection of John Deere’s intellectual property rights, and discourage innovation and investments in research and development.

Legislative and regulatory changes and other actions that could potentially affect John Deere’s business may be announced with little or no advance notice and John Deere may not be able to effectively mitigate all adverse effects from such measures.

Strategic Performance Risks

John Deere may not realize all of the anticipated benefits of its business strategies, including acquisitions, joint ventures, and divestitures, or these benefits may take longer to realize than expected.

From time to time, John Deere makes strategic acquisitions and divestitures and participates in joint ventures. Acquisitions and joint ventures that John Deere has entered into, or may enter into in the future, may involve significant challenges and risks, including that the acquisitions or joint ventures do not advance John Deere’s business strategy or fail to produce satisfactory returns on investment. John Deere may encounter difficulties in integrating acquisitions with its operations, applying internal control processes to these acquisitions, managing strategic investments, and assimilating new capabilities to meet the future needs of John Deere’s businesses. Integrating acquisitions is often costly and may require significant attention from management. Furthermore, John Deere may not realize all the anticipated benefits of acquisitions or joint ventures, or the realized benefits may be significantly delayed. While our evaluation of any potential transaction includes business, legal, and financial due diligence with the goal of identifying and evaluating the material risks involved, these due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential risks of a particular acquisition or joint venture, including potential exposure to regulatory sanctions resulting from an acquisition target’s or joint venture partner’s previous activities or costs associated with any quality issues with an acquisition target's or joint venture’s products or services. John Deere may decide to divest acquired businesses if we determine any such divestiture is in the best interests of our shareholders, and our joint ventures may be terminated at or before their stated terms. Divestitures of businesses or dissolutions of joint ventures may involve significant challenges and risks, including failure to advance our business strategy, costs or disruptions to John Deere, and negative effects on John Deere’s product offerings, which may adversely affect John Deere’s business, results of operations, and financial condition. Divestitures of businesses or dissolutions of joint ventures may result in ongoing financial or legal involvement in the divested business through indemnifications or other financial arrangements, such as retained liabilities, which could affect the Company’s future financial results.

In addition, John Deere may not realize all anticipated benefits of its recent reorganization and the implementation of its operating model within the anticipated timeframe or at all. Factors that could affect these benefits include the adoption of new job types within John Deere, changing job responsibilities of employees, the number of layers of management, the ability of employees to embrace change, anxiety within the workforce, and temporary inefficiencies. Further, the ability of John Deere to execute its business strategies in production systems, precision technologies, and aftermarket support could affect the Company’s results of operations and financial condition.

Precision Technology Risks

If John Deere is unable to deliver precision technology and agricultural solutions to its customers, it could affect its business, results of operations, and financial condition.

John Deere’s approach to precision technology involves hardware and software, guidance, connectivity and digital solutions, automation and machine intelligence, and autonomy. To create and maintain a competitive differentiation through precision technology solutions, John Deere needs to successfully develop and introduce new precision technology solutions that improve profitability and sustainability for customers through the production systems. John Deere may make significant investments in research and development, acquisitions or other business ventures, data security for precision technology solutions, and employee training. These investments may not produce solutions that provide the desired results for customers’ profitability or sustainability outcomes. In addition, John Deere may depend on third parties to supply components, software, and services in support of precision technology solutions. The dealer channel’s ability to support and service precision technology solutions may affect customers’ acceptance and adoption rates of these products. Further, if John Deere is not able to deliver precision technology solutions with differentiated features and functionality, customers may not adopt technology solutions, which could have a material adverse effect on the Company’s reputation and business.

The reallocation of radio frequency (RF) bands could disrupt or degrade the reliability of John Deere’s high precision augmented Global Positioning System (GPS) or other RF technology, which could impair John Deere’s ability to develop and market GPS- and RF-based technology solutions as well as significantly reduce agricultural and construction customers’ profitability.

John Deere’s current and planned integrated agricultural business and equipment management systems, as well as its fleet management telematics solutions for construction equipment, depend upon the use of RF signals. These signals include, but are not limited to, GPS signals, other GPS-like satellite signals, augmented GPS services, and other RF technologies that link equipment, operations, owners, dealers, and technicians. These radio services depend on frequency allocations governed by international and national government agencies. Any international or national reallocation of frequency bands, including frequency bands segmentation and band spectrum sharing, or other modifications concerning the regulation of frequency bands, could significantly disrupt or degrade the utility and reliability of John Deere’s GPS-based products, which could negatively affect John Deere’s ability to develop and market GPS-based technology solutions. For John Deere’s agricultural customers, the inability to use high-precision augmented GPS signals or other RF signals could result in lower crop yields and higher equipment maintenance, seed, fertilizer, fuel, and wage costs. For construction customers, disrupting GPS or RF applications could result in higher fuel and equipment maintenance costs, as well as lower construction design and project management efficiencies. These cost increases could significantly reduce customers’ profitability and demand for John Deere products.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

See “Manufacturing” in Item 1.

The equipment operations own or lease 11 facilities comprised of two locations supporting centralized parts distribution and nine regional parts depots and distribution centers throughout the U.S. and Canada. Outside the U.S. and Canada, the equipment operations also own or lease and occupy 12 centralized parts distribution centers in Brazil, Germany, India, and Russia and regional parts depots and distribution centers in Argentina, Australia, China, Mexico, South Africa, Sweden, and the United Kingdom. John Deere also owns or leases eight facilities for the manufacture and distribution of other brands of replacement parts.

The Company owns or leases 44 administrative offices and research facilities globally as well as many other smaller, miscellaneous facilities.

Overall, John Deere owns approximately 68.4 million square feet of facilities and leases approximately 11.8 million additional square feet in various locations. These properties are adequate and suitable for John Deere’s business as presently conducted and are well maintained.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is subject to various unresolved legal actions that arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, and trademark matters. Item 103 of Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that the Company reasonably believes could exceed $300,000. The following matter is disclosed solely pursuant to that requirement: In 2018, the Provincia Santa Fe Ministerio de Medio Ambiente (MoE) in Argentina issued a Notice of Violation to Industrias John Deere Argentina S.A., an indirect, wholly-owned subsidiary of the Company (IJDA), in connection with alleged groundwater contamination. IJDA worked with the appropriate authorities to implement corrective actions to remediate the relevant site. In 2019, the MoE issued a Notice of Fine, which IJDA contested. On October 12, 2021, IJDA paid an amount equal to approximately $321,000, under protest, to settle the matter. The Company believes the reasonably possible range of losses for other unresolved legal actions would not have a material effect on its financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a)	The Company’s common stock is listed on the New York Stock Exchange under the symbol “DE.” The Company has a history of paying quarterly cash dividends. While we currently expect a cash dividend to be paid in the future, future dividend payments will depend on the Company’s earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors. See the information concerning the number of stockholders in Note 22 to the Consolidated Financial Statements.
(b)	Not applicable.

(c)	The Company’s purchases of its common stock during the fourth quarter of 2021 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
	Total Number of		as Part of Publicly	Purchased under
	Shares	Average Price	Announced Plans	the Plans or
	Purchased	Paid Per	or Programs (1)	Programs (1)
Period	(thousands)	Share	(thousands)	(millions)
Aug 2 to Aug 29	643	$371.02	643	18.5
Aug 30 to Sept 26	641	361.04	641	17.8
Sept 27 to Oct 31	845	341.16	845	17.0
Total	2,129		2,129

(1)	The Company announced a share repurchase plan in December 2019 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under this plan was based on the closing share price as at end of the fourth quarter of $342.31 per share. At the end of the fourth quarter of 2021, $5,811 million of common stock remained to be purchased under this plan.
ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption “Management’s Discussion and Analysis” on pages 27 – 43.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to a variety of market risks, including interest rates and currency exchange rates. The Company attempts to actively manage these risks. See the information under “Management’s Discussion and Analysis” beginning on page 27, under “Financial Instrument Market Risk Information” on page 43 and in Note 27 to the Consolidated Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements and notes thereto and supplementary data on pages 44 – 84.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 31, 2021, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2021, using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management believes that, as of October 31, 2021, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION.

Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding directors required by this Item 10 will be set forth in the definitive proxy statement for the Company’s 2022 annual meeting of stockholders (proxy statement) to be filed with the Commission in advance of such meeting. Information regarding executive officers is presented in Item 1 of this report under the caption "Information about our Executive Officers."

The Company has adopted a code of ethics that applies to its executives, including its principal executive officer, principal financial officer, and principal accounting officer. This code of ethics and the Company's corporate governance policies are posted on the Company's website at http://www.deere.com/governance. The Company intends to satisfy disclosure requirements regarding amendments to or waivers from its code of ethics by posting such information on this website. The charters of the Audit Review, Corporate Governance, Compensation, and Finance committees of the Company's Board of Directors are available on the Company's website as well. This information is also available in print free of charge to any person who requests it.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item 11 will be set forth in the proxy statement to be filed with the Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 will be set forth in the proxy statement to be filed with the Commission.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 will be set forth in the proxy statement to be filed with the Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 will be set forth in the proxy statement to be filed with the Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statement Schedules Omitted

The following schedules for the Company and consolidated subsidiaries are omitted because of the absence of the conditions under which they are required: I, II, III, IV, and V.

ITEM 16.FORM 10-K SUMMARY.

None.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of the financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying Notes to Consolidated Financial Statements (Part II, Item 8 of this Form 10-K).

RESULTS OF OPERATIONS FOR THE YEARS ENDED

OCTOBER 31, 2021, NOVEMBER 1, 2020, AND NOVEMBER 3, 2019

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

Trends and Economic Conditions

The company’s production and precision agriculture equipment and small agriculture and turf equipment sales both increased 27 percent in 2021. Industry sales of large agricultural machinery in the U.S. and Canada for 2022 are forecasted to increase approximately 15 percent compared to 2021. Industry sales of small agricultural and turf equipment in the U.S. and Canada are expected to be flat in 2022. Industry sales of agricultural machinery in Europe are estimated to be about 5 percent higher. South American industry sales of tractors and combines are expected to be roughly 5 percent higher in 2022. Asia industry sales are forecasted to be nearly the same in 2022 as in 2021. The company’s construction and forestry sales increased 27 percent in 2021. On an industry basis, North American construction equipment and compact construction equipment sales are both expected to be 5 to 10 percent higher in 2022. Global forestry industry sales are projected to increase 10 to 15 percent. The company’s financial services operations for the full year 2022 are expected to experience slightly lower results due to a higher provision for credit losses, lower gains on operating lease residual values, and higher selling, general and administrative expenses. These factors are expected to be partially offset by income earned on a higher average portfolio.

Items of concern that could affect the company’s results of operations and liquidity and capital resources include uncertainty of the effectiveness of governmental and private sector actions to address COVID, supply of critical parts and components, trade agreements, the uncertainty of the results of monetary and fiscal policies, the impact of elevated levels of sovereign and state debt, capital market disruptions, changes in demand and pricing for new and used equipment, geopolitical events, and the other items discussed in the “Safe Harbor Statement” below. Significant fluctuations in foreign currency exchange rates and volatility in the price of many commodities could also impact the company’s results. The future financial effects of COVID continue to be unknown due to many factors. As a result of these uncertainties, predicting the company’s forecasted financial performance is subject to many assumptions.

The UAW, the union representing the majority of the company’s production and maintenance employees in the U.S., initiated a strike on October 14, 2021. This resulted in a work stoppage affecting employees at 14 U.S. facilities. The work stoppage continued through the approval of a new six-year collective bargaining agreement on November 17, 2021. The company’s operations during the remainder of the fourth quarter were adversely affected by the work stoppage, which reduced production and shipments.

The company’s 2021 full-year performance reflects strong end-market demand and the ability of the company’s dedicated employees, dealers, and suppliers throughout the world, who have helped safely maintain operations, manage supply chain challenges, and continue to serve customers throughout the COVID pandemic. Demand for farm and construction equipment is expected to continue to benefit from positive fundamentals, including favorable crop prices, economic growth, and increased investment in infrastructure. While supply-chain pressures are expected to persist into at least the early part of fiscal year 2022, the company is working closely with key suppliers to secure the parts and components that customers need in order to deliver essential food and infrastructure more profitably and sustainably.

COVID Effects, Actions, and Recent Developments

During 2020 and to a lesser extent in 2021, the effects of COVID and the related actions of governments and other authorities to contain COVID have affected and continue to affect the company’s operations, results, cash flows, and forecasts.

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

The company broadened its supply base to minimize the impact of potential supply chain disruptions on its ability to meet customer demand. The company has experienced shortages of critical parts and components, which caused challenges and production disruptions. The company continues to monitor the situation and work closely with suppliers.

The company continued to work closely with customers in 2021 in connection with short-term payment relief on obligations owed to the company. Financing receivables and operating leases granted relief since the beginning of the pandemic that remained outstanding at October 31, 2021 represented about 3 percent and about 2 percent of the respective portfolio balances. The trade receivables granted relief that remained outstanding at October 31, 2021 were not material. Additional information is presented in Notes 13 and 25.

2021 COMPARED WITH 2020

CONSOLIDATED RESULTS

Deere & Company
(In millions of dollars, except per share amounts)	2021	2020
Net sales and revenues	$44,024	$35,540
Net income attributable to Deere & Company	5,963	2,751
Diluted earnings per share	18.99	8.69

Net income in 2020 was negatively affected by impairment charges and employee-separation costs of $458 million after-tax (see Notes 4 and 5). In addition, net income in 2020 was less favorably affected by discrete adjustments to the provision for income taxes.

Equipment Operations
(In millions of dollars)	2021	2020	% Change
Worldwide:
Net sales	$39,737	$31,272	+27
Operating profit	6,868	3,559	+93
Net income	5,082	2,185	+133
Price realization			+6
Currency translation			+2

U.S. and Canada:
Net sales	$22,476	$17,954	+25
Price realization			+5
Currency translation			+1

Outside U.S. and Canada:
Net sales	$17,261	$13,318	+30
Price realization			+8
Currency translation			+4

The discussion on net sales and operating profit is included in the Business Segment and Geographic Area Results below.

A discussion of the cost of sales to net sales ratio and other significant statement of consolidated income changes follows:

Deere & Company
(In millions of dollars)	2021	2020	% Change
Cost of sales to net sales	73.3%	75.7%

Finance and interest income	$3,296	$3,450	-4
Other income	991	818	+21
Research and development expenses	1,587	1,644	-3
Selling, administrative and general expenses	3,383	3,477	-3
Interest expense	993	1,247	-20
Other operating expenses	1,343	1,612	-17

The cost of sales to net sales ratio decreased compared to 2020 mainly due to price realization and the impact of impairments and employee-separation expenses recorded in 2020 (see Note 5). Finance and interest income reduced slightly in 2021 due to lower average interest rates, largely offset by a higher average credit portfolio. Other income increased primarily due to operating lease disposition gains. Research and development expenses were lower in 2021 largely due to employee-separation expenses incurred in 2020 (see Note 5) and organizational efficiencies. Selling, administrative and general expenses decreased mostly due to employee-separation expenses recorded in 2020 (see Note 5) and a lower provision for credit losses, partially offset by higher incentive compensation. Interest expense decreased in 2021 due to lower average borrowing rates. Other operating expenses were lower compared to 2020 largely due to lower retirement benefit costs, reduced depreciation of equipment on operating leases, and the impact of operating lease impairments recorded in 2020 (see Note 5).

The company has several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans, primarily health care and life insurance plans. The company’s costs for these plans in 2021 were $197 million, compared with $341 million in 2020. The long-term expected return on plan assets, which is reflected in these costs, was an expected gain of 5.9 percent in 2021 and 6.4 percent in 2020, or $876 million and $869 million, respectively. The actual return was a gain of $3,616 million in 2021 and $1,177 million in 2020. In 2022, the expected return is approximately 5.0 percent. The company’s costs under these plans in 2022, including the pension expense related to the UAW contract ratification and the expected gain on the voluntary OPEB contribution (see Note 29), are expected to be consistent with 2021. See the discussion in “Critical Accounting Estimates” for more information about pension and OPEB benefit obligations.

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

The production and precision agriculture segment defines, develops, and delivers global equipment and technology solutions to unlock customer value for production-scale growers of large grains, small grains, cotton, and sugar. Main products include large and certain mid-size tractors, combines, cotton pickers, sugarcane harvesters and loaders, and soil preparation, seeding, application and crop care equipment.

The small agriculture and turf segment defines, develops, and delivers global equipment and technology solutions to unlock customer value for dairy and livestock producers, high-value crop producers, and turf and utility customers. The segment’s primary products include certain mid-size and small tractors, as well as hay and forage equipment, riding and commercial lawn equipment, golf course equipment, and utility vehicles.

There were no reporting changes for the construction and forestry and financial services segments. As a result, the company has four reportable segments.

Worldwide Production and Precision Agriculture Operations

(In millions of dollars)	2021	2020	% Change
Net sales	$16,509	$12,962	+27
Operating profit	3,334	1,969	+69
Operating margin	20.2%	15.2%

Segment sales increased due to higher shipment volumes and price realization. Operating profit benefitted from price realization, higher shipment volumes / sales mix, and a favorable indirect tax ruling in Brazil. These items were partially offset by higher production costs. The prior year was also impacted by employee-separation program expenses (see Note 5).

Worldwide Small Agriculture and Turf Operations

(In millions of dollars)	2021	2020	% Change
Net sales	$11,860	$9,363	+27
Operating profit	2,045	1,000	+105
Operating margin	17.2%	10.7%

Segment sales and operating profit were both higher in 2021 due to higher shipment volumes / sales mix and price realization. The operating profit improvement was partially offset by higher production costs. Results for the current year were positively impacted by a gain on the sale of a factory in China, while results for the prior year were affected by impairments, closure costs, and employee-separation expenses (see Note 5).

Worldwide Construction and Forestry Operations

(In millions of dollars)	2021	2020	% Change
Net sales	$11,368	$8,947	+27
Operating profit	1,489	590	+152
Operating margin	13.1%	6.6%

Segment sales increased in 2021 primarily due to higher shipment volumes and price realization. Operating profit increased mainly due to positive shipment volumes / sales mix and price realization, partially offset by higher production costs. The prior year was also impacted by employee-separation program expenses and impairments in certain fixed assets and unconsolidated affiliates (see Note 5).

Worldwide Financial Services Operations

(In millions of dollars)	2021	2020	% Change
Revenue (including intercompany)	$3,794	$3,867	-2
Interest expense	687	942	-27
Net income	881	566	+56

While the average balance of receivables and leases financed was 5 percent higher in 2021, revenue decreased due to lower average interest rates. Interest expense decreased in 2021 as a result of lower average borrowing rates. Net income in 2021 increased mainly due to an improvement on operating lease residual values, a lower provision for credit losses, more favorable financing spreads, and income earned on a higher average portfolio.

Deere & Company in U.S. and Canada

(In millions of dollars)	2021	2020	% Change
Net sales and revenues	$25,829	$21,386	+21
Operating profit	4,774	2,775	+72
Operating margin	18.5%	13.0%

Net sales and revenues increased in 2021 due mostly to higher shipment volumes / sales mix and price realization. The growth in operating profit was due primarily to increased shipment volumes / sales mix and price realization, partially offset by higher production costs. Results in 2020 were negatively impacted by impairment charges and employee-separation expenses.

Deere & Company outside U.S. and Canada

(In millions of dollars)	2021	2020	% Change
Net sales and revenues	$18,195	$14,154	+29
Operating profit	3,238	1,530	+112
Operating margin	17.8%	10.8%

The net sales and revenue increase in 2021 compared to 2020 was primarily the result of higher shipment volumes / sales mix, price realization, and the favorable effects of currency translation. Operating profit improvement was largely due to higher shipment volumes / sales mix and price realization, partially offset by increased production costs. Results in 2020 were negatively impacted by impairment charges and employee-separation costs.

2020 COMPARED WITH 2019

CONSOLIDATED RESULTS

Deere & Company
(In millions of dollars, except per share amounts)	2020	2019
Net sales and revenues	$35,540	$39,258
Net income attributable to Deere & Company	2,751	3,253
Diluted earnings per share	8.69	10.15

Net income in 2020 was negatively affected by impairment charges and employee-separation costs of $458 million after-tax (see Notes 4 and 5). In 2019, the similar charges were $82 million. In addition, the provision for income taxes was adversely affected by non-deductible impairments and charges in 2020 and less favorably affected by discrete adjustments in 2020 than in 2019.

Equipment Operations
(In millions of dollars)	2020	2019	% Change
Worldwide:
Net sales	$31,272	$34,886	-10
Operating profit	3,559	3,721	-4
Net income	2,185	2,714	-19
Price realization			+3
Currency translation (unfavorable)			-2

U.S. and Canada:
Net sales	$17,954	$20,264	-11
Price realization			+3

Outside U.S. and Canada:
Net sales	$13,318	$14,622	-9
Price realization			+4
Currency translation (unfavorable)			-4

The discussion of net sales and operating profit is included in the following Business Segment and Geographic Area Results. The equipment operations’ provision for income taxes and net income were adversely affected by non-deductible impairments and charges in 2020 and were less favorably affected by discrete adjustments to the provision for income taxes in 2020 than in 2019.

A discussion of the cost of sales to net sales ratio and other significant statement of consolidated income changes follows:

Deere & Company
(In millions of dollars)	2020	2019	% Change
Cost of sales to net sales	75.7%	76.8%

Finance and interest income	$3,450	$3,493	-1
Other income	818	879	-7
Research and development expenses	1,644	1,783	-8
Selling, administrative and general expenses	3,477	3,551	-2
Interest expense	1,247	1,466	-15
Other operating expenses	1,612	1,578	+2

The cost of sales to net sales ratio decreased compared to 2019 mainly due to price realization, improved production costs, and lower warranty expenses, partially offset by impairments, employee-separation expenses (see Note 5), and the unfavorable effects of foreign currency exchange. Finance and interest income decreased slightly in 2020 due to lower average interest rates, largely offset by a higher average credit portfolio. Other income declined primarily due to lower service income compared to 2019. Research and development expenses decreased compared to 2019 as a result of targeted project reductions related to COVID spending adjustments. Selling, administrative and general expenses decreased largely due to spending reductions and the favorable effects of currency translation, mostly offset by employee-separation expenses (see Note 5) and an increase in the provision for credit losses. Interest expense decreased in 2020 due to lower average borrowing rates, partially offset by higher average borrowings. Other operating expenses increased compared to 2019 largely due to increased depreciation of equipment on operating leases, employee-separation expenses (see Note 5), and a loss on sale of a business (see Note 4). These items were mostly offset by lower impairments and reduced losses on operating lease residual values and reduced service related expenses.

The company has several funded and unfunded defined benefit pension plans and OPEB plans, primarily health care and life insurance plans. The company’s costs for these plans in 2020 were $341 million, compared with $235 million in 2019. The returns on plan assets were gains of $1,177 million in 2020 and $2,163 million in 2019. Total company contributions to the plans were $951 million in 2020 and $518 million in 2019, which included voluntary contributions and direct benefit payments. The voluntary contributions to plan assets were $700 million in 2020 to a U.S. OPEB plan, and $306 million in 2019, which included $300 million to the same U.S. OPEB plan.

BUSINESS SEGMENT AND GEOGRAPHIC AREA RESULTS

Worldwide Production and Precision Agriculture Operations

(In millions of dollars)	2020	2019	% Change
Net sales	$12,962	$13,364	-3
Operating profit	1,969	1,729	+14
Operating margin	15.2%	12.9%

Segment sales decreased due to lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. Operating profit increased largely due to price realization, lower research and development expense, reduced selling, administrative and general expenses, and lower warranty expenses. These items were partially offset by lower shipment volumes / mix, the unfavorable effects of currency exchange, and employee-separation expenses.

Worldwide Small Agriculture and Turf Operations

(In millions of dollars)	2020	2019	% Change
Net sales	$9,363	$10,302	-9
Operating profit	1,000	777	+29
Operating margin	10.7%	7.5%

Segment sales decreased due to lower shipment volumes, partially offset by price realization. Operating profit improved due to price realization, favorable production costs, lower selling,

administrative and general expenses, reduced research and development expense, and lower warranty expense, partially offset by lower shipment volumes / mix, employee-separation expenses and impairments.

Worldwide Construction and Forestry Operations

(In millions of dollars)	2020	2019	% Change
Net sales	$8,947	$11,220	-20
Operating profit	590	1,215	-51
Operating margin	6.6%	10.8%

Segment sales decreased in 2020 primarily due to lower shipment volumes and the unfavorable effect of currency translation, partially offset by price realization. Operating profit declined mainly due to lower shipment volumes / mix, employee-separation expenses, impairments, and the unfavorable effects of currency exchange. The reduction in operating profit was partially offset by price realization, lower research and development expenses, reduced selling, administrative and general expenses, and improved production costs.

Worldwide Financial Services Operations

(In millions of dollars)	2020	2019	% Change
Revenue (including intercompany)	$3,867	$3,969	-3
Interest expense	942	1,234	-24
Net income	566	539	+5

While the average balance of receivables and leases financed was 2 percent higher in 2020, revenue decreased due to lower average interest rates. Interest expense decreased in 2020 as a result of lower average borrowing rates, partially offset by higher average borrowings. Net income in 2020 increased mainly due to lower impairments and reduced losses on operating lease residual values and income earned on a higher average portfolio, partially offset by a higher provision for credit losses, employee-separation expenses, and unfavorable financing spreads.

Deere & Company in U.S. and Canada

(In millions of dollars)	2020	2019	% Change
Net sales and revenues	$21,386	$23,746	-10
Operating profit	2,775	2,841	-2
Operating margin	13.0%	12.0%

Net sales and revenues decreased in 2020 due primarily to lower shipment volumes, partially offset by price realization. The reduction in operating profit was due primarily to lower shipment volumes / mix and employee-separation expenses, partially offset by price realization, lower research and development costs, reduced selling, general and administrative expenses, improved production costs, and lower warranty expenses.

Deere & Company outside U.S. and Canada

(In millions of dollars)	2020	2019	% Change
Net sales and revenues	$14,154	$15,512	-9
Operating profit	1,530	1,574	-3
Operating margin	10.8%	10.1%

The net sales and revenues decrease in 2020 compared to 2019 was primarily the result of lower shipment volumes and the unfavorable effects of currency translation, partially offset by price realization. Operating profit declined primarily due to lower shipment volumes / mix, impairments, employee-separation expenses, and the unfavorable effects of currency exchange, largely offset by price realization, reduced selling, general and administrative expenses, lower research and development costs, improved production costs, and lower warranty expenses.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the company’s consolidated totals, equipment operations, and financial services operations.

CONSOLIDATED

Positive cash flows from consolidated operating activities in 2021 were $7,726 million. This resulted primarily from net income adjusted for non-cash provisions, an increase in accounts payable and accrued expenses, and a decrease in receivables related to sales, which were partially offset by an increase in inventories. Cash outflows from investing activities were $5,750 million in 2021, due mainly to the cost of receivables (excluding receivables related to sales) and cost of equipment on operating leases acquired exceeding the collections of receivables and the proceeds from sales of equipment on operating leases by $4,332 million, purchases of property and equipment of $848 million, a change in collateral on derivatives – net of $281 million, and acquisition of businesses, net of cash acquired, of $244 million (see Note 4). Cash outflows from financing activities were $1,078 million in 2021, due primarily to repurchases of common stock of $2,538 million and dividends paid of $1,040 million, partially offset by an increase in borrowings of $2,450 million and proceeds from the issuance of common stock (resulting from the exercise of stock options) of $148 million. Cash, cash equivalents, and restricted cash increased $953 million during 2021.

Over the last three years, operating activities have provided an aggregate of $18,621 million in cash. Cash inflows were also provided by increases in borrowings of $5,621 million. The aggregate amount of these cash inflows was used mainly to acquire receivables (excluding receivables related to sales) and equipment on operating leases that exceeded collections of receivables and the proceeds from sales of equipment on operating leases by $9,817 million, repurchase common stock of $4,541 million, pay dividends of $2,939 million, and purchase property and equipment of $2,788 million. Cash, cash equivalents, and restricted cash increased $4,110 million over the three-year period.

The company has access to most global capital markets at reasonable costs and expects to have sufficient sources of global funding and liquidity to meet its funding needs in the short term and long term. Sources of liquidity for the company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The company’s commercial paper outstanding at October 31, 2021 and November 1, 2020 was $2,230 million and $1,238 million, respectively, while the total cash and cash equivalents and marketable securities position was $8,745 million and $7,707 million, respectively. The amount of the total cash and cash equivalents and marketable securities held by foreign subsidiaries was $5,817 million at October 31, 2021 and $5,010 million at November 1, 2020. During November 2021, the company’s foreign subsidiaries returned $3,500 million of cash and cash equivalents to the U.S.

Lines of Credit. The company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,336 million at October 31, 2021, $5,770 million of which were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines at October 31, 2021 was a 364-day credit facility agreement of $3,000 million, expiring in fiscal April 2022. In addition, total credit lines included long-term credit facility agreements of $2,500 million, expiring in fiscal April 2025, and $2,500 million, expiring in fiscal March 2026. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2021 was $15,388 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $28,579 million at October 31, 2021. All of these credit agreement requirements have been met during the periods included in the consolidated financial statements.

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

Trade Accounts and Notes Receivable. Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased by $37 million in 2021. The ratio of trade accounts and notes receivable at October 31, 2021 and November 1, 2020 to fiscal year net sales was 11 and 13 percent, respectively. Total worldwide production and precision agriculture receivables decreased $193 million, worldwide small agriculture and turf receivables increased $199 million, and construction and forestry receivables increased $31 million. The collection period for trade receivables averages less than 12 months. The percentage of trade receivables outstanding for a period exceeding 12 months was 1 percent at October 31, 2021 and 3 percent at November 1, 2020.

Deere & Company Stockholders’ Equity. Deere & Company stockholders’ equity was $18,431 million at October 31, 2021, compared with $12,937 million at November 1, 2020. The increase of $5,494 million resulted from net income attributable to Deere & Company of $5,963 million, a change in the retirement benefits adjustment of $2,884 million, an increase in common stock of $159 million, and a change in the cumulative translation adjustment of $118 million, which was partially offset by an increase in treasury stock of $2,468 million and dividends declared of $1,125 million.

Contractual Obligations and Cash Requirements. The company’s material cash requirements include the following contractual and other obligations:

Borrowings – As of October 31, 2021, the equipment operations had $1,497 million of payments due on borrowings and securitization borrowings in the next year, along with interest payments of $329 million. As of the same date, the financial services operations had $11,959 million of payments due on borrowings and securitization borrowings in the next year, along with interest payments of $574 million. The securitization borrowing payments are based on the expected liquidation of the retail notes, as well as the repurchases due to the reduced facility capacity (see Note 29). The financial services borrowings will likely be replaced with new borrowings to finance their receivable and lease portfolios.

Purchase Obligations – As of October 31, 2021, the company’s outstanding purchase obligations were $4,314 million, with $4,190 million payable within one year. These purchase obligations are noncancelable.

Other Cash Requirements – In addition to its contractual obligations, the company’s quarterly cash dividend is $1.05 per share, subject to change at the discretion of the company’s Board of Directors. Total company pension and OPEB contributions in 2022 are expected to be approximately $1,250 million. Fiscal year

2022 contributions include a voluntary U.S. OPEB plan contribution of $1,000 million made on November 30, 2021 (see Note 29). Also anticipated in 2022 is the dissolution of the joint venture agreement between the company and Hitachi. In connection with the termination, the company will purchase all of Hitachi’s shares in the relevant joint venture manufacturing entities and receive certain intellectual property rights. The initial cash consideration consists of $275 million for the shares and an intellectual property license (see Notes 1, 4, and 11). The company will consider share repurchases as a means of deploying excess cash to shareholders once the previously mentioned requirements are met.

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

Cash provided by operating activities of the equipment operations during 2021, including intercompany cash flows, was $5,900 million due largely to net income adjusted for non-cash provisions and an increase in accounts payable and accrued expenses, partially offset by an increase in inventories and an increase in trade, notes, and financing receivables related to sales.

Over the last three years, these operating activities, including intercompany cash flows, have provided an aggregate of $13,860 million in cash.

Trade receivables held by the equipment operations increased by $142 million during 2021. The equipment operations sell a significant portion of their trade receivables to financial services (see previous consolidated discussion).

Inventories increased by $1,782 million in 2021 due primarily to increased production schedules. A majority of these inventories are valued on the last-in, first-out (LIFO) method. The ratios of inventories on a first-in, first-out (FIFO) basis (see Note 15), which approximates current cost, to fiscal year cost of sales were 31 percent and 28 percent at October 31, 2021 and November 1, 2020, respectively.

Total interest-bearing debt, excluding finance lease liabilities, of the equipment operations was $10,373 million at the end of 2021, compared with $10,382 million at the end of 2020 and $6,446 million at the end of 2019. The ratio of total debt to total capital (total interest-bearing debt and Deere & Company stockholders’ equity) at the end of 2021, 2020, and 2019 was 36 percent, 45 percent, and 36 percent, respectively.

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

Property and equipment cash expenditures for the equipment operations in 2021 were $845 million, compared with $816 million in 2020. Capital expenditures in 2022 are estimated to be $1,175 million.

FINANCIAL SERVICES

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

The cash provided by operating and financing activities was used primarily to increase receivables and leases. Cash flows from the financial services’ operating activities, including intercompany cash flows, were $1,965 million in 2021. Cash used for investing activities totaled $4,308 million in 2021 due primarily to the cost of receivables (excluding trade and wholesale) and cost of equipment on operating leases acquired exceeding collections of these receivables and the proceeds from sales of equipment on operating leases by $5,311 million, a change in collateral on derivatives – net of $274 million, and purchases of marketable securities exceeding proceeds from maturities and sales by $89 million. Partially offsetting the use of cash was a decrease in trade receivables and wholesale notes of $1,364 million. Cash provided by financing activities totaled $2,238 million in 2021, resulting primarily from an increase in external borrowings of $2,468 million, an increase in borrowings from Deere & Company of $354 million, partially offset by dividends paid to Deere & Company of $555 million. Cash, cash equivalents, and restricted cash decreased $91 million.

Over the last three years, the operating activities, including intercompany cash flows, have provided $6,359 million in cash. In addition, an increase in total borrowings of $5,476 million, a decrease in trade and wholesale receivables of $2,428 million, and a change in collateral on derivatives – net of $59 million provided cash inflows. These amounts have been used mainly to fund receivables (excluding trade and wholesale) and equipment on operating lease acquisitions, which exceeded collections and the proceeds from sales of equipment on operating leases, by $12,454 million, pay dividends to Deere & Company of $1,368 million, and purchase $182 million of marketable securities in excess of maturities and sales. Cash, cash equivalents, and restricted cash increased $112 million over the three-year period.

Trade and financing receivables and equipment on operating leases increased by $3,401 million in 2021, compared with 2020. Total acquisition volumes of receivables (excluding trade and wholesale) and cost of equipment on operating leases increased 16 percent in 2021, compared with 2020. The volume of finance leases, retail notes, and revolving charge accounts increased 33 percent, 26 percent, and 1 percent, respectively. The volume of operating leases decreased 2 percent. During 2021, the wholesale notes and trade receivables portfolios decreased 26 percent and 7 percent, respectively.

Total external interest-bearing debt of the financial services operations was $37,978 million at the end of 2021, compared with $35,556 million at the end of 2020 and $38,888 million at the end of 2019. Total external borrowings have changed generally corresponding with the level of the receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of total interest-bearing debt to total stockholder’s equity was 7.8 to 1 at the end of 2021, 7.8 to 1 at the end of 2020, and 8.0 to 1 at the end of 2019.

The Capital Corporation has a revolving credit agreement to utilize bank conduit facilities to securitize retail notes (see Note 14). At October 31, 2021, the revolving credit agreement had a total capacity, or “financing limit,” of up to $2,000 million of secured financings at any time. At October 31, 2021, $1,572 million of short-term securitization borrowings were outstanding under the agreement. At the end of the contractual revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected. The agreement was renewed in November 2021 with an expiration in November 2022 and a capacity of $1,000 million. As a result of the reduced capacity, $511 million of outstanding short-term securitization borrowings were repurchased by the company in November 2021, in addition to the normal monthly collection of payments on the retail notes.

During 2021, the financial services operations issued $2,801 million and retired $2,861 million of retail note securitization borrowings, which are presented in “Increase (decrease) in total short-term borrowings” on the statement of consolidated cash flows. The financial services operations also issued $8,711 million and retired $6,996 million of long-term borrowings in 2021, which were primarily medium-term notes.

CRITICAL ACCOUNTING ESTIMATES

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

Sales Incentives

In certain markets, the company provides sales incentives to dealers. At the time a sale to a dealer is recognized, the company records an estimate of the future sales incentive costs as a reduction to the sales price. These incentives may be based on a dealer’s purchase volume, or on retail sales incentive programs for allowances and financing programs that will be due when the dealer sells the equipment to a retail customer. The estimated cost of these programs is based on historical data, announced and expected incentive programs, field inventory levels, and forecasted sales volumes. The final cost of these programs is determined at the end of the measurement period for volume-based incentives or when the dealer sells the equipment to the retail customer. This is due to numerous programs available at any particular time and new programs that may be announced after the company records the equipment sale. Changes in the mix and types of programs affect these estimates, which are reviewed quarterly.

The sales incentive accruals at October 31, 2021, November 1, 2020, and November 3, 2019 were $1,680 million, $1,718 million, and $2,033 million, respectively. The total accruals recorded were $880 million, $1,109 million, and $1,443 million in trade accounts and notes receivable – net, and $800 million, $609 million, and $590 million in accounts payable and accrued expenses at October 31, 2021, November 1, 2020, and November 3, 2019, respectively. The decrease in 2021 primarily resulted from higher retail demand and the decrease in 2020 primarily related to lower sales volume.

The estimation of the retail sales incentive accrual is impacted by many assumptions. One of the key assumptions is the predictive value of the historical percent of retail sales incentive costs to retail sales from dealers. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .5 percent, compared to the average retail sales incentive costs to retail sales percent during that period. Holding other assumptions constant, if this estimated retail incentive cost experience percent were to increase or decrease .5 percent, the sales incentive accrual at October 31, 2021 would increase or decrease by approximately $31 million.

Product Warranties

For most equipment and parts sales, the company provides a standard warranty to provide assurance that the equipment will function as intended for a specified period of time. At the time a sale is recognized, the company records the estimated future warranty costs. The company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and consideration of current quality developments. Variances in claims experience and the type of warranty programs affect these estimates, which are reviewed quarterly.

The product warranty accruals, excluding extended warranty unamortized premiums, at October 31, 2021, November 1, 2020, and November 3, 2019 were $1,312 million, $1,105 million, and $1,218 million, respectively. The increase in 2021 primarily related to higher sales volume while the decrease in 2020 mainly related to lower sales volume.

Estimates used to determine the product warranty accruals are significantly affected by the historical percent of warranty claims costs to sales. Over the last five fiscal years, this percent has varied by an average of approximately plus or minus .08 percent, compared to the average warranty costs to sales percent during that period. Holding other assumptions constant, if this estimated cost experience percent were to increase or decrease .08 percent, the warranty accrual at October 31, 2021 would increase or decrease by approximately $35 million.

Postretirement Benefit Obligations

Pension and OPEB, primarily health care and life insurance plans, obligations are based on various assumptions used by the company’s actuaries in calculating these amounts. These assumptions include discount rates, health care cost trend rates, expected return on plan assets, compensation increases, retirement rates, mortality rates, and other factors. Actual results that differ from the assumptions and changes in assumptions affect future expenses and obligations.

The pension assets, net of pension liabilities, recognized on the balance sheet at October 31, 2021 were $2,665 million. The pension liabilities, net of pension assets, recognized on the balance sheet at November 1, 2020 and November 3, 2019 were $447 million and $226 million, respectively. The increase in the pension net assets in 2021 was primarily due to returns on plan assets. The increase in the pension net liabilities in 2020 was primarily due to decreases in discount rates and interest on the liabilities, largely offset by the return on plan assets.

The OPEB liabilities, net of OPEB assets, at October 31, 2021, November 1, 2020, and November 3, 2019 were $3,175 million, $3,892 million, and $4,686 million, respectively. The decrease in OPEB net liabilities in 2021 was due primarily to returns on plan assets and favorable changes to medical assumptions. The decrease in OPEB net liabilities in 2020 was due primarily to contributions to a U.S. OPEB plan.

The effect of hypothetical changes to selected assumptions on the company’s major U.S. retirement benefit plans would be as follows in millions of dollars:

		October 31, 2021	2022
		Increase	Increase
	Percentage	(Decrease)	(Decrease)
Assumptions	Change	PBO/APBO*	Expense
Pension
Discount rate**	+/-.5	$(812)/930	$(42)/45
Expected return on assets	+/-.5		(63)/63
OPEB
Discount rate**	+/-.5	(271)/300	(11)/11
Expected return on assets	+/-.5		(9)/9
Health care cost trend rate**	+/-1.0	512/(429)	52/(49)
*	Projected benefit obligation (PBO) for pension plans and accumulated postretirement benefit obligation (APBO) for OPEB plans.
**	Pretax impact on service cost, interest cost, and amortization of gains or losses.

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

The company has not identified a reporting unit for which the goodwill was impaired in 2021, 2020, or 2019. For all reporting units, a 10 percent decrease in the estimated fair value would have had no effect on the carrying value of goodwill at the annual measurement date in 2021.

Allowance for Credit Losses

The allowance for credit losses is an estimate of the credit losses expected over the life of the receivable portfolio. The allowance is measured on a collective basis when similar risk characteristics exist. Risk characteristics considered by the company include finance product category, market, geography, credit risk, and remaining duration. Receivables that do not share risk characteristics with other receivables in the portfolio are evaluated on an individual basis. Non-performing receivables are included in the estimate of expected credit losses.

The company utilizes loss forecast models, which are selected based on the size and credit risk of the underlying pool of receivables, to estimate expected credit losses. Transition matrix models are used for large and complex retail customer receivable pools, while weighted average remaining maturity models are used for smaller and less complex retail customer receivable pools. Expected credit losses on wholesale receivables are based on historical loss rates, with consideration of current economic conditions and dealer financial risk. The modeled expected credit losses are adjusted based on reasonable and supportable forecasts, which may include economic indicators such as commodity prices, industry equipment sales, unemployment rates, and housing starts. Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary.

In 2021, the company adopted ASU No. 2016-13, which revised the measurement of credit losses from an incurred loss to an expected loss methodology. Upon adoption the company’s allowance for credit losses increased with an offset to retained earnings (see Note 3). The allowance for credit losses at November 1, 2020 and November 3, 2019 were not restated under the expected loss methodology. The total allowance for credit losses at October 31, 2021, November 1, 2020, and November 3, 2019 was $207 million, $223 million, and $222 million, respectively. The allowance decreased in 2021 compared to 2020 due to lower expected losses in the construction and forestry market, continued improvement in the agriculture and turf market, and better than expected performance of accounts granted payment relief due to the economic effects of COVID. As previously mentioned, the allowance decrease was partially offset by the adoption of ASU No. 2016-13. The allowance was about the same in 2020 compared to 2019 with an increase in the financing receivable allowance largely offset by a decrease in the allowance for trade accounts and notes receivable (see Note 13).

The assumptions used in evaluating the company’s exposure to credit losses involve estimates and significant judgment. While the company believes its allowance is sufficient to provide for losses over the life of its existing receivable portfolio, different assumptions or changes in economic conditions would result in changes to the allowance for credit losses. Historically, changes in economic conditions have had limited impact on credit losses within the company’s wholesale receivable portfolio. Within the retail customer receivables portfolio, credit loss estimates are dependent on a number of factors, including historical portfolio performance, current delinquency levels, and estimated recoveries on defaulted accounts. The company’s transition matrix models, which are utilized to estimate credit losses for more than 90 percent of retail customer receivables, use historical portfolio performance and current delinquency levels to forecast future defaults. Estimated recovery rates are applied to the estimated default balance to calculate the expected credit losses. Holding all other factors constant, a 10 percent increase in the transition matrix models’ forecasted defaults and a simultaneous 10 percent decrease in recovery rates would have resulted in a $34 million increase to the allowance for credit losses at October 31, 2021.

Operating Lease Residual Values

The carrying value of equipment on operating leases is affected by the estimated fair values of the equipment at the end of the lease (residual values). Upon termination of the lease, the equipment is either purchased by the lessee or sold to a third party, in which case the company may record a gain or a loss for the difference between the estimated residual value and the sale price. The estimated residual values are based on several factors, including lease term, expected hours of usage, historical wholesale sales prices, return experience, intended equipment use, market dynamics and trends, and dealer residual value guarantees. The company reviews residual value estimates during the lease term and tests the carrying value of its operating leases for impairment when events or circumstances necessitate. Changes in residual value assumptions would affect the amount of depreciation expense and the amount of investment in equipment on operating leases. Depreciation is adjusted prospectively on a straight-line basis over the remaining lease term if residual estimates are revised.

The total operating lease residual values at October 31, 2021, November 1, 2020, and November 3, 2019 were $5,025 million, $5,254 million, and $5,259 million, respectively. The decreases in 2021 and 2020 primarily related to a lower average operating lease portfolio.

Estimates used in determining end of lease market values for equipment on operating leases significantly impact the amount and timing of depreciation expense. Hypothetically, if future market values for this equipment were to decrease 10 percent from the company’s present estimates and all the equipment on operating leases were returned to the company for remarketing at the end of the lease term, the total effect would be to increase the company’s annual depreciation for equipment on operating leases by approximately $80 million, after consideration of dealer residual value guarantees.

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

SAFE HARBOR STATEMENT

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Business” (including under

“Market Conditions”), “Risk Factors,” “Management’s Discussion and Analysis” (including under “Overview” and “Trends and Economic Conditions”), and other forward-looking statements herein that relate to future events, expectations, and trends involve factors that are subject to change, and risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the company’s businesses.

The company’s agricultural equipment businesses are subject to a number of uncertainties, including certain factors that affect farmers’ confidence and financial condition. These factors include demand for agricultural products; world grain stocks; weather conditions and the effects of climate change; soil conditions; harvest yields; prices for commodities and livestock; crop and livestock production expenses; availability of transport for crops (including as a result of reduced state and local transportation budgets); trade restrictions and tariffs (e.g., China); global trade agreements; the level of farm product exports (including concerns about genetically modified organisms); the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production); real estate values; available acreage for farming; land ownership policies of governments; changes in government farm programs and policies; international reaction to such programs; changes in and effects of crop insurance programs; changes in environmental regulations and their impact on farming practices; animal diseases (e.g., African swine fever) and their effects on poultry, beef, and pork consumption and prices and on livestock feed demand; crop pests and diseases; and the impact of the COVID pandemic on the agricultural industry including demand for, and production and exports of, agricultural products, and commodity prices.

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

Factors affecting the company’s small agriculture and turf equipment operations include agricultural conditions; consumer confidence; weather conditions and the effects of climate change; customer profitability; labor supply; consumer borrowing patterns; consumer purchasing preferences; housing starts and supply; infrastructure investment; spending by municipalities and golf courses; and consumable input costs.

Factors affecting the company’s construction and forestry equipment operations include consumer spending patterns; real estate and housing prices; the number of housing starts; interest rates; commodity prices such as oil and gas; the levels of public and non-residential construction; and investment in infrastructure. Prices for pulp, paper, lumber, and structural panels affect sales of forestry equipment.

Many of the factors affecting the production and precision agriculture, small agriculture and turf, and construction and forestry segments have been and may continue to be impacted by global economic conditions, including those resulting from the COVID pandemic and responses to the pandemic taken by governments and other authorities.

All of the company’s businesses and its results are affected by general economic conditions in the global markets and industries in which the company operates; customer confidence in general economic conditions; government spending and taxing; foreign currency exchange rates and their volatility, especially fluctuations in the value of the U.S. dollar; interest rates (including the availability of IBOR reference rates); inflation and deflation rates; changes in weather and climate patterns; the political and social stability of the global markets in which the company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics or pandemics (including the COVID pandemic) and government and industry responses to such epidemics or pandemics, such as travel restrictions and extended shut downs of businesses.

Continued uncertainties related to the magnitude, duration, and persistent effects of the COVID pandemic may significantly adversely affect the company’s business and outlook. These uncertainties include, among other things: the duration and impact of the resurgence in COVID cases in any country, state, or region; the emergence, contagiousness, and threat of new and different strains of virus; the availability, acceptance, and effectiveness of vaccines; additional closures as mandated or otherwise made necessary by governmental authorities; disruptions in the supply chain, including those caused by industry capacity constraints, material availability, and global logistics delays and constraints arising from, among other things, the transportation capacity of ocean shipping containers, and a prolonged delay in resumption of operations by one or more key suppliers, or the failure of any key suppliers; an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID pandemic; the company’s ability to meet commitments to customers on a timely basis as a result of increased costs and supply and transportation challenges; increased logistics costs; additional operating costs due to continued remote working arrangements, adherence to social distancing guidelines, and other COVID-related challenges; increased risk of cyberattacks on network connections used in remote working arrangements; increased privacy-related risks due to processing health-related personal information; legal claims related to personal protective equipment designed, made, or provided by the company or alleged exposure to COVID on company premises; absence of employees due to illness; and the impact of the pandemic on the company’s customers and dealers. The sustainability of the economic recovery observed in 2021 remains unclear and significant volatility could continue for a prolonged period. These factors, and others that are currently unknown or considered immaterial, could materially and adversely affect our business, liquidity, results of operations, and financial position.

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

Continued effects of the withdrawal of the United Kingdom from the European Union could adversely affect business activity, political stability, and economic conditions in the United Kingdom, the European Union, and elsewhere. The economic conditions and outlook could be further adversely affected by (i) uncertainty regarding any new or modified trade arrangements between the United Kingdom and the European Union and/or other countries; (ii) the risk that one or more other European Union countries could come under increasing pressure to leave the European Union; or (iii) the risk that the euro as the single currency of the eurozone could cease to exist. Any of these developments could affect our businesses, liquidity, results of operations, and financial position.

Additional factors that could materially affect the company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding, and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, and other areas; the potential default of the U.S. federal government if Congress fails to pass a 2022 budget resolution; governmental programs, policies, and tariffs for the benefit of certain industries or sectors; sanctions in particular jurisdictions; retaliatory actions to such changes in trade, banking, monetary, and fiscal policies; actions by central banks; actions by financial and securities regulators; actions by environmental, health, and safety regulatory agencies, including those related to engine emissions, carbon and other greenhouse gas emissions, noise, and the effects of climate change; changes to GPS radio frequency bands or their permitted uses; changes in labor and immigration regulations; changes to accounting standards; changes in tax rates, estimates, laws, and regulations and company actions related thereto; changes to and compliance with privacy, banking, and other regulations; changes to and compliance with economic sanctions and export controls laws and regulations; compliance with U.S. and foreign laws when expanding to new markets and otherwise; and actions by other regulatory bodies.

Other factors that could materially affect the company’s results include production, design, and technological innovations and difficulties, including capacity and supply constraints and prices; the loss of or challenges to intellectual property rights, whether through theft, infringement, counterfeiting, or otherwise; the availability and prices of strategically sourced materials, components, and whole goods; delays or disruptions in the company’s supply chain or the loss of liquidity by suppliers; disruptions of infrastructures that support communications, operations, or distribution; the failure of customers, dealers, suppliers, or the company to comply with laws, regulations, and company policy pertaining to employment, human rights, health, safety, the environment, sanctions, export controls, anti-corruption, privacy and data protection, and other ethical business practices; introduction of legislation that could affect the company’s business model and intellectual property, such as right to repair or right to modify; events that damage the company’s reputation or brand; significant investigations, claims, lawsuits, or other legal proceedings; start-up of new plants and products; the success of new product initiatives or business strategies; changes in customer product preferences and sales mix; gaps or limitations in rural broadband coverage, capacity, and speed needed to support technology solutions; oil and energy prices, supplies, and volatility; the availability and cost of freight; actions of competitors in the various industries in which the company competes, particularly price discounting; dealer practices, especially as to levels of new and used field inventories; changes in demand and pricing for used equipment and resulting impacts on lease residual values; labor relations and contracts, including work stoppages and other disruptions; changes in the ability to attract, develop, engage, and retain qualified personnel; acquisitions and divestitures of businesses; greater-than-anticipated transaction costs; the integration of new businesses; the failure or delay in closing or realizing anticipated benefits of acquisitions, joint ventures, or divestitures; the inability to deliver precision technology and agricultural solutions to customers; the implementation of the smart industrial operating model and other organizational changes; the failure to realize anticipated savings or benefits of cost reduction, productivity, or efficiency efforts; difficulties related to the conversion and implementation of enterprise resource planning systems; security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the company and its suppliers and dealers; security breaches with respect to the company’s products; changes in company-declared dividends and common stock issuances and repurchases; changes in the level and funding of employee retirement benefits; changes in market values of investment assets, compensation, retirement, discount, and mortality rates which impact retirement benefit costs; and significant changes in health care costs.

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

The company’s forward-looking statements are based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The company, except as required by law, undertakes no obligation to update or revise its forward-looking statements, whether as a result of new developments or otherwise. Further information concerning the company and its businesses, including factors that could materially affect the company’s financial results, is included in the company’s other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. Risk Factors of this annual report on Form 10-K and the company’s quarterly reports on Form 10-Q).

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

The equipment operations and financial services participate in different industries. The equipment operations primarily generate earnings and cash flows by manufacturing and distributing equipment, service parts, and technology solutions to dealers and retail customers. Financial services primarily finances sales and leases by dealers of new and used equipment that is largely manufactured by the company. Those earnings and cash flows generally are the difference between the finance income received from customer payments less interest expense, and depreciation on equipment subject to an operating lease. The two businesses are capitalized differently and have separate performance metrics. The supplemental consolidating data is also used by management due to these differences.

SUPPLEMENTAL CONSOLIDATING DATA

INCOME STATEMENT
For the Years Ended October 31, 2021, November 1, 2020, and November 3, 2019
(In millions of dollars) Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS[1]			SERVICES			ELIMINATIONS			CONSOLIDATED
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Net Sales and Revenues
Net sales	$39,737	$31,272	$34,886							$39,737	$31,272	$34,886
Finance and interest income	133	112	118	$3,442	$3,610	$3,735	$(279)	$(272)	$(360)	3,296	3,450	3,493	[2]
Other income	941	808	881	352	257	234	(302)	(247)	(236)	991	818	879	[3]
Total	40,811	32,192	35,885	3,794	3,867	3,969	(581)	(519)	(596)	44,024	35,540	39,258

Costs and Expenses
Cost of sales	29,119	23,679	26,793				(3)	(2)	(1)	29,116	23,677	26,792	[4]
Research and development expenses	1,587	1,644	1,783							1,587	1,644	1,783
Selling, administrative and general expenses	2,887	2,878	3,031	504	606	528	(8)	(7)	(8)	3,383	3,477	3,551	[4]
Interest expense	368	329	256	687	942	1,234	(62)	(24)	(24)	993	1,247	1,466	[5]
Interest compensation to Financial Services	217	248	336				(217)	(248)	(336)				[5]
Other operating expenses	181	278	299	1,453	1,572	1,506	(291)	(238)	(227)	1,343	1,612	1,578	[6]
Total	34,359	29,056	32,498	2,644	3,120	3,268	(581)	(519)	(596)	36,422	31,657	35,170

Income before Income Taxes	6,452	3,136	3,387	1,150	747	701				7,602	3,883	4,088
Provision for income taxes	1,386	899	689	272	183	163				1,658	1,082	852

Income after Income Taxes	5,066	2,237	2,698	878	564	538				5,944	2,801	3,236
Equity in income (loss) of unconsolidated affiliates	18	(50)	20	3	2	1				21	(48)	21

Net Income	5,084	2,187	2,718	881	566	539				5,965	2,753	3,257
Less: Net income attributable to noncontrolling interests	2	2	4							2	2	4
Net Income Attributable to Deere & Company	$5,082	$2,185	$2,714	$881	$566	$539				$5,963	$2,751	$3,253

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

SUPPLEMENTAL CONSOLIDATING DATA (continued)

CONDENSED BALANCE SHEET
As of October 31, 2021 and November 1, 2020
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS[1]		SERVICES		ELIMINATIONS		CONSOLIDATED
	2021	2020	2021	2020	2021	2020	2021	2020
ASSETS
Cash and cash equivalents	$7,188	$6,145	$829	$921			$8,017	$7,066
Marketable securities	3	7	725	634			728	641
Receivables from unconsolidated affiliates	5,591	5,290			$(5,564)	$(5,259)	27	31	[7]
Trade accounts and notes receivable - net	1,155	1,013	3,895	4,238	(842)	(1,080)	4,208	4,171	[8]
Financing receivables - net	73	106	33,726	29,644			33,799	29,750
Financing receivables securitized - net	10	26	4,649	4,677			4,659	4,703
Other receivables	1,602	1,117	159	151	(23)	(48)	1,738	1,220	[8]
Equipment on operating leases - net			6,988	7,298			6,988	7,298
Inventories	6,781	4,999					6,781	4,999
Property and equipment - net	5,783	5,778	37	39			5,820	5,817
Investments in unconsolidated affiliates	153	174	22	19			175	193
Goodwill	3,291	3,081					3,291	3,081
Other intangible assets - net	1,275	1,327					1,275	1,327
Retirement benefits	3,539	859	64	59	(2)	(55)	3,601	863	[9]
Deferred income taxes	1,215	1,763	53	45	(231)	(309)	1,037	1,499	[10]
Other assets	1,493	1,439	477	994		(1)	1,970	2,432
Total Assets	$39,152	$33,124	$51,624	$48,719	$(6,662)	$(6,752)	$84,114	$75,091

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$1,509	$292	$9,410	$8,290			$10,919	$8,582
Short-term securitization borrowings	10	26	4,595	4,656			4,605	4,682
Payables to unconsolidated affiliates	143	104	5,564	5,260	$(5,564)	$(5,259)	143	105	[7]
Accounts payable and accrued expenses	11,055	9,114	2,015	2,127	(865)	(1,129)	12,205	10,112	[8]
Deferred income taxes	438	385	369	443	(231)	(309)	576	519	[10]
Long-term borrowings	8,915	10,124	23,973	22,610			32,888	32,734
Retirement benefits and other liabilities	4,239	5,366	107	102	(2)	(55)	4,344	5,413	[9]
Total liabilities	26,309	25,411	46,033	43,488	(6,662)	(6,752)	65,680	62,147

Commitments and contingencies (Note 21)

STOCKHOLDERS’ EQUITY
Total Deere & Company stockholders’ equity	18,431	12,937	5,591	5,231	(5,591)	(5,231)	18,431	12,937	[11]
Noncontrolling interests	3	7					3	7
Financial Services' equity	(5,591)	(5,231)			5,591	5,231			[11]
Adjusted total stockholders' equity	12,843	7,713	5,591	5,231			18,434	12,944
Total Liabilities and Stockholders’ Equity	$39,152	$33,124	$51,624	$48,719	$(6,662)	$(6,752)	$84,114	$75,091

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

SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENT OF CASH FLOWS
For the Years Ended October 31, 2021, November 1, 2020, and November 3, 2019
(In millions of dollars) Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS[1]			SERVICES			ELIMINATIONS			CONSOLIDATED
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
Cash Flows from Operating Activities
Net income	$5,084	$2,187	$2,718	$881	$566	$539				$5,965	$2,753	$3,257
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	7	5	14	(13)	105	29				(6)	110	43
Provision for depreciation and amortization	1,043	1,016	1,015	1,140	1,227	1,135	$(133)	$(125)	$(131)	2,050	2,118	2,019	[12]
Impairment charges	50	162			32	77				50	194	77
Share-based compensation expense							82	81	82	82	81	82	[13]
Loss on sale of businesses and unconsolidated affiliates		24	5								24	5
Undistributed earnings of unconsolidated affiliates	560	381	437	(3)	(2)	(2)	(555)	(386)	(426)	2	(7)	9	[14]
Provision (credit) for deferred income taxes	(369)	105	(222)	(72)	(116)	(243)				(441)	(11)	(465)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(105)	373	(142)				1,074	1,636	(727)	969	2,009	(869)	[15,17,18]
Inventories	(1,835)	1,011	(102)				(662)	(614)	(678)	(2,497)	397	(780)	[16]
Accounts payable and accrued expenses	1,589	(331)	13	57	(1)	163	238	325	(130)	1,884	(7)	46	[17]
Accrued income taxes payable/receivable	13	(14)	(355)	(2)	22	528				11	8	173
Retirement benefits	30	(544)	(235)	(1)	7	2				29	(537)	(233)
Other	(167)	385	54	(22)	136	190	(183)	(170)	(196)	(372)	351	48	[12,13,16]
Net cash provided by operating activities	5,900	4,760	3,200	1,965	1,976	2,418	(139)	747	(2,206)	7,726	7,483	3,412

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)				20,527	18,829	18,190	(1,568)	(1,448)	(1,484)	18,959	17,381	16,706	[15]
Proceeds from maturities and sales of marketable securities	4		12	105	93	77				109	93	89
Proceeds from sales of equipment on operating leases				2,094	1,783	1,648				2,094	1,783	1,648
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold			93									93
Cost of receivables acquired (excluding receivables related to sales)				(25,305)	(21,360)	(20,321)	1,652	1,395	1,448	(23,653)	(19,965)	(18,873)	[15]
Acquisitions of businesses, net of cash acquired	(244)	(66)								(244)	(66)
Purchases of marketable securities		(4)	(3)	(194)	(126)	(137)				(194)	(130)	(140)
Purchases of property and equipment	(845)	(816)	(1,118)	(3)	(4)	(2)				(848)	(820)	(1,120)
Cost of equipment on operating leases acquired				(2,627)	(2,666)	(3,246)	895	830	917	(1,732)	(1,836)	(2,329)	[16]
Decrease (increase) in trade and wholesale receivables				1,364	1,999	(935)	(1,364)	(1,999)	935				[15]
Collateral on derivatives - net	(7)	(6)		(274)	274	59				(281)	268	59
Other	58	(99)	27	5	(38)	(54)	(23)	110	(30)	40	(27)	(57)	[14,18]
Net cash used for investing activities	(1,034)	(991)	(989)	(4,308)	(1,216)	(4,721)	(408)	(1,112)	1,786	(5,750)	(3,319)	(3,924)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	65	(177)	(149)	753	(1,183)	(768)				818	(1,360)	(917)
Change in intercompany receivables/payables	(354)	(3,207)	(305)	354	3,207	305
Proceeds from long-term borrowings	11	4,586	1,348	8,711	4,685	8,638				8,722	9,271	9,986
Payments of long-term borrowings	(94)	(607)	(972)	(6,996)	(6,776)	(5,454)				(7,090)	(7,383)	(6,426)
Proceeds from issuance of common stock	148	331	178							148	331	178
Repurchases of common stock	(2,538)	(750)	(1,253)							(2,538)	(750)	(1,253)
Dividends paid	(1,040)	(956)	(943)	(555)	(386)	(427)	555	386	427	(1,040)	(956)	(943)	[14]
Other	(61)	(105)	(79)	(29)	(7)	(30)	(8)	(21)	(7)	(98)	(133)	(116)	[14]
Net cash provided by (used for) financing activities	(3,863)	(885)	(2,175)	2,238	(460)	2,264	547	365	420	(1,078)	(980)	509

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	41	76	(42)	14	(44)	(14)				55	32	(56)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,044	2,960	(6)	(91)	256	(53)				953	3,216	(59)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	6,156	3,196	3,202	1,016	760	813				7,172	3,956	4,015
Cash, Cash Equivalents, and Restricted Cash at End of Year	$7,200	$6,156	$3,196	$925	$1,016	$760				$8,125	$7,172	$3,956

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

16 Reclassification of direct lease agreements with retail customers.

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

Interest Rate Risk

Quarterly, the company uses a combination of cash flow models to assess the sensitivity of its financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows: cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio, cash flows for marketable securities are primarily discounted at the applicable benchmark yield curve plus market credit spreads, cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers, cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers, and cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates. The net loss in these financial instruments’ fair values which would be caused by increasing the interest rates by 10 percent from the market rates at October 31, 2021 would have been approximately $19 million. The net loss from increasing the interest rates by 10 percent at November 1, 2020 would have been approximately $50 million.

Foreign Currency Risk

In the equipment operations, the company’s practice is to hedge significant currency exposures. Worldwide foreign currency exposures are reviewed quarterly. Based on the equipment operations’ anticipated and committed foreign currency cash inflows, outflows, and hedging policy for the next twelve months, the company estimates that a hypothetical 10 percent strengthening of the U.S. dollar relative to other currencies through 2022 would decrease the 2022 expected net cash inflows by approximately $113 million. At November 1, 2020, a hypothetical 10 percent strengthening of the U.S. dollar under similar assumptions and calculations indicated a potential $90 million adverse effect on the 2021 net cash inflows.

In the financial services operations, the company’s policy is to manage foreign currency risk through hedging strategies if the currency of the borrowings does not match the currency of the receivable portfolio. As a result, a hypothetical 10 percent adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the financial services cash flows.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED INCOME

For the Years Ended October 31, 2021, November 1, 2020, and November 3, 2019

(In millions of dollars and shares except per share amounts)

	2021	2020	2019
Net Sales and Revenues
Net sales	$39,737	$31,272	$34,886
Finance and interest income	3,296	3,450	3,493
Other income	991	818	879
Total	44,024	35,540	39,258

Costs and Expenses
Cost of sales	29,116	23,677	26,792
Research and development expenses	1,587	1,644	1,783
Selling, administrative and general expenses	3,383	3,477	3,551
Interest expense	993	1,247	1,466
Other operating expenses	1,343	1,612	1,578
Total	36,422	31,657	35,170

Income of Consolidated Group before Income Taxes	7,602	3,883	4,088
Provision for income taxes	1,658	1,082	852

Income of Consolidated Group	5,944	2,801	3,236
Equity in income (loss) of unconsolidated affiliates	21	(48)	21

Net Income	5,965	2,753	3,257
Less: Net income attributable to noncontrolling interests	2	2	4
Net Income Attributable to Deere & Company	$5,963	$2,751	$3,253

Per Share Data
Basic	$19.14	$8.77	$10.28
Diluted	$18.99	$8.69	$10.15
Dividends declared	$3.61	$3.04	$3.04

Average Shares Outstanding
Basic	311.6	313.5	316.5
Diluted	314.0	316.6	320.6

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED COMPREHENSIVE INCOME

For the Years Ended October 31, 2021, November 1, 2020, and November 3, 2019

(In millions of dollars)

	2021	2020	2019
Net Income	$5,965	$2,753	$3,257

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	2,884	(3)	(678)
Cumulative translation adjustment	118	55	(448)
Unrealized gain (loss) on derivatives	16	2	(75)
Unrealized gain (loss) on debt securities	(18)	14	29

Other Comprehensive Income (Loss), Net of Income Taxes	3,000	68	(1,172)

Comprehensive Income of Consolidated Group	8,965	2,821	2,085
Less: Comprehensive income attributable to noncontrolling interests	2	2	4
Comprehensive Income Attributable to Deere & Company	$8,963	$2,819	$2,081

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEET

As of October 31, 2021 and November 1, 2020

(In millions of dollars)

	2021	2020
ASSETS
Cash and cash equivalents	$8,017	$7,066
Marketable securities	728	641
Receivables from unconsolidated affiliates	27	31
Trade accounts and notes receivable - net	4,208	4,171
Financing receivables - net	33,799	29,750
Financing receivables securitized - net	4,659	4,703
Other receivables	1,738	1,220
Equipment on operating leases - net	6,988	7,298
Inventories	6,781	4,999
Property and equipment - net	5,820	5,817
Investments in unconsolidated affiliates	175	193
Goodwill	3,291	3,081
Other intangible assets - net	1,275	1,327
Retirement benefits	3,601	863
Deferred income taxes	1,037	1,499
Other assets	1,970	2,432
Total Assets	$84,114	$75,091

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$10,919	$8,582
Short-term securitization borrowings	4,605	4,682
Payables to unconsolidated affiliates	143	105
Accounts payable and accrued expenses	12,205	10,112
Deferred income taxes	576	519
Long-term borrowings	32,888	32,734
Retirement benefits and other liabilities	4,344	5,413
Total liabilities	65,680	62,147

Commitments and contingencies (Note 21)

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2021 and 2020), at paid-in amount	5,054	4,895
Common stock in treasury, 228,366,144 shares in 2021 and 222,775,254 shares in 2020, at cost	(20,533)	(18,065)
Retained earnings	36,449	31,646
Accumulated other comprehensive income (loss)	(2,539)	(5,539)
Total Deere & Company stockholders’ equity	18,431	12,937
Noncontrolling interests	3	7
Total stockholders’ equity	18,434	12,944
Total Liabilities and Stockholders’ Equity	$84,114	$75,091

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CONSOLIDATED CASH FLOWS

For the Years Ended October 31, 2021, November 1, 2020, and November 3, 2019

(In millions of dollars)

	2021	2020	2019
Cash Flows from Operating Activities
Net income	$5,965	$2,753	$3,257
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(6)	110	43
Provision for depreciation and amortization	2,050	2,118	2,019
Impairment charges	50	194	77
Share-based compensation expense	82	81	82
Loss on sales of businesses and unconsolidated affiliates		24	5
Undistributed earnings of unconsolidated affiliates	2	(7)	9
Credit for deferred income taxes	(441)	(11)	(465)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	969	2,009	(869)
Inventories	(2,497)	397	(780)
Accounts payable and accrued expenses	1,884	(7)	46
Accrued income taxes payable/receivable	11	8	173
Retirement benefits	29	(537)	(233)
Other	(372)	351	48
Net cash provided by operating activities	7,726	7,483	3,412

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	18,959	17,381	16,706
Proceeds from maturities and sales of marketable securities	109	93	89
Proceeds from sales of equipment on operating leases	2,094	1,783	1,648
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold			93
Cost of receivables acquired (excluding receivables related to sales)	(23,653)	(19,965)	(18,873)
Acquisitions of businesses, net of cash acquired	(244)	(66)
Purchases of marketable securities	(194)	(130)	(140)
Purchases of property and equipment	(848)	(820)	(1,120)
Cost of equipment on operating leases acquired	(1,732)	(1,836)	(2,329)
Collateral on derivatives - net	(281)	268	59
Other	40	(27)	(57)
Net cash used for investing activities	(5,750)	(3,319)	(3,924)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	818	(1,360)	(917)
Proceeds from long-term borrowings	8,722	9,271	9,986
Payments of long-term borrowings	(7,090)	(7,383)	(6,426)
Proceeds from issuance of common stock	148	331	178
Repurchases of common stock	(2,538)	(750)	(1,253)
Dividends paid	(1,040)	(956)	(943)
Other	(98)	(133)	(116)
Net cash provided by (used for) financing activities	(1,078)	(980)	509

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	55	32	(56)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	953	3,216	(59)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	7,172	3,956	4,015
Cash, Cash Equivalents, and Restricted Cash at End of Year	$8,125	$7,172	$3,956

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended November 3, 2019, November 1, 2020, and October 31, 2021

(In millions of dollars)

		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest
Balance October 28, 2018	$11,291	$4,474	$(16,312)	$27,553	$(4,427)	$3	$14

ASU No. 2016-01 adoption				8	(8)
Net income	3,257			3,253		4
Other comprehensive loss	(1,172)				(1,172)
Repurchases of common stock	(1,253)		(1,253)
Treasury shares reissued	91		91
Dividends declared	(965)			(963)		(2)
Stock options and other	168	168		1		(1)
Balance November 3, 2019	11,417	4,642	(17,474)	29,852	(5,607)	4	14

Net income	2,752			2,751		1	1
Other comprehensive income	68				68
Repurchases of common stock	(750)		(750)
Treasury shares reissued	159		159
Dividends declared	(956)			(955)		(1)	(1)
Noncontrolling interest redemption (Note 5)							(14)
Stock options and other	254	253		(2)		3
Balance November 1, 2020	12,944	4,895	(18,065)	31,646	(5,539)	7

ASU No. 2016-13 adoption (Note 3)	(35)			(35)
Net income	5,965			5,963		2
Other comprehensive income	3,000				3,000
Repurchases of common stock	(2,538)		(2,538)
Treasury shares reissued	70		70
Dividends declared	(1,127)			(1,125)		(2)
Stock options and other	155	159				(4)
Balance October 31, 2021	$18,434	$5,054	$(20,533)	$36,449	$(2,539)	$3

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

Financial Services – Represents the company’s financing operations.

New Segment Reporting Structure

In fiscal year 2021, the company implemented a new operating model and reporting structure. With this change, the company’s agriculture and turf operations were divided into two new segments: production and precision agriculture (PPA) and small agriculture and turf (SAT). There were no changes to the construction and forestry (CF) and financial services (FS) segments. At the beginning of fiscal year 2021, the company also reclassified goodwill from identifiable operating assets to corporate assets for segment reporting, as goodwill is no longer considered in evaluating the operating performance of the segments. Additional information on the new segments and the segment financial results are presented in Note 28. Prior period segment information was recast for a consistent presentation. References to agriculture and turf include both production and precision agriculture and small agriculture and turf.

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

Fiscal Year

The company uses a 52/53 week fiscal year ending on the last Sunday in the reporting period, which generally occurs in October. An additional week is included in the fourth fiscal quarter every five or six years to realign the company’s fiscal quarters with the calendar. The fiscal year ends for 2021, 2020, and 2019 were October 31, 2021, November 1, 2020, and November 3, 2019, respectively. Fiscal years 2021 and 2020 contained 52 weeks compared to 53 weeks in fiscal year 2019. Unless otherwise stated, references to particular years or quarters refer to the company’s fiscal years and the associated periods in those fiscal years.

Wirtgen Reporting Lag Removal

Prior to November 2, 2020, the operating results of the Wirtgen Group (Wirtgen) were incorporated into the company’s consolidated financial statements using a one-month lag period. In 2021, the reporting lag was eliminated resulting in one additional month of Wirtgen activity in fiscal year 2021. The effect was an increase to “Net sales” of $270 million, which the company considers immaterial to construction and forestry’s annual net sales. Prior period results were not restated.

Variable Interest Entities

The company consolidates certain VIEs related to retail note securitizations (see Note 14).

The company also has an interest in a joint venture that manufactures construction equipment in Indaiatuba, Brazil for local and overseas markets. The joint venture is a VIE; however, the company is not the primary beneficiary. Therefore, the entity’s financial results are not fully consolidated in the company’s consolidated financial statements but are included on the equity basis. In 2020, the investment in the joint venture was impaired. The maximum exposure to loss was $9 million and $5 million at October 31, 2021 and November 1, 2020, respectively. On August 19, 2021, the company announced the dissolution of the joint venture with Hitachi Construction Machinery Co., Ltd. and the purchase of the shares in the relevant joint venture manufacturing entities, including the above referenced factory in Indaiatuba, Brazil. Refer to Note 4 for more details.

Argentina

The company has equipment operations and financial services operations in Argentina. The U.S. dollar has historically been the functional currency for the company’s Argentina operations, as its business is generally indexed to the U.S. dollar due to the highly inflationary conditions. The Argentine government has certain capital and currency controls that restrict the company’s ability to access U.S. dollars in Argentina and remit earnings from its Argentine operations. As of October 31, 2021, the company's net investment in Argentina was approximately $578 million. The company's net investment in its Argentine operations is likely to increase as Deere generates net income that is unable to be remitted. Net sales and revenues from the company’s Argentine operations represented approximately 1 percent of consolidated net sales and revenues for 2021. The company has employed mechanisms to convert Argentine pesos into U.S. dollars to the extent possible. The net peso exposure as of October 31, 2021 was approximately $3 million. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the official currency exchange rate.

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

Revenue Recognition

Sales of equipment and service parts are recognized when each of the following criteria are met: (1) the company and an independent customer approve a contract with commercial substance, (2) the sales price is determinable and collectability of the payments are probable based on the terms outlined in the contract, and (3) control of the goods has transferred to the independent customer. In most situations, the independent customer is a dealer, which subsequently sells the equipment and service parts purchased from the company to a retail customer, who can finance the equipment with the financial services segment or another source of financing. In some situations, the company sells directly to a retail customer. The term “customer” includes both dealers and retail customers to whom the company makes direct sales. Transfer of control generally occurs for equipment and service parts when the good is delivered as specified in the contract and the risks and rewards of ownership are transferred. In the U.S. and most international locations, this transfer occurs primarily when goods are shipped. In Canada and some other international locations, certain goods are shipped to dealers on a consignment basis under which the risks and rewards of ownership are not transferred to the dealer at the time the goods are shipped. Accordingly, in these locations, sales are not recorded until a retail customer has purchased the goods. Generally, no right of return exists on sales of equipment.

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

Under the terms of sales agreements with dealers, interest-free periods are determined based on the type of equipment sold and the time of year of the sale. These periods range from one to twelve months for most equipment. Interest-free periods may not be extended. Interest is primarily charged to dealers on outstanding balances, from the earlier of the date when goods are sold to a retail customer by the dealer or the expiration of the interest-free period granted at the time of the sale to the dealer, until payment is received by the company. Interest charged may not be forgiven and the past due interest rates exceed market rates. In 2020 and to a much lesser extent in 2021, short-term payment relief was provided to dealers due to the economic effects of COVID (see Note 13). Dealers cannot cancel purchases after the company recognizes a sale and are responsible for payment even if the equipment is not sold to retail customers. If the interest-free or below market interest rate period exceeds one year, the company adjusts the expected sales revenue for the effects of the time value of money using a current market interest rate. The revenue related to the financing component is recognized in “Finance and interest income” using the interest method. The company does not adjust the sales price to account for a financing component if the expected interest-free or below market period is one year or less.

Service parts and certain attachments returns are estimable and accrued at the time a sale is recognized. The estimated returns are recorded in “Other assets” for the inventory value of estimated returns, adjusted for restocking fees. The estimated dealer refund liability, adjusted for restocking fees, is recorded in “Accounts payable and accrued expenses.” The estimated returns are based on historical return rates, current dealer inventory levels, and current economic conditions.

The company remanufactures used engines and components (cores) that are sold to dealers and retail customers for maintenance and repair parts. Revenue for remanufactured components is recognized using the same criteria as other parts sales. When a remanufactured part is sold, the company collects a deposit that is repaid if the customer returns a core that meets certain specifications within a defined time period. The deposit received from the customer is recognized as a liability in “Accounts payable and accrued expenses” and the used component that is expected to be returned is recognized in “Other assets” in the consolidated balance sheet. When a customer returns a core, the deposit is repaid, the liability reversed, and the returned core is recorded in inventory to be remanufactured and sold to another customer. If a core is not returned within the required time, the deposit is recognized as revenue in “Net sales,” and the estimated core return is recorded as an expense in “Cost of sales” in the statement of consolidated income.

Certain equipment is sold with precision guidance, telematics, and other information gathering and analyzing capabilities. These technology solutions require hardware, software, and may include an obligation to provide services for a period of time. These solutions are generally bundled with the sale of the equipment but can also be purchased or renewed separately. The revenue related to the hardware and embedded software is generally recognized at the time of the equipment sale and recorded in “Net sales” in the statement of consolidated income. The revenue for the future services is generally deferred and recognized over the service period. The deferred revenue is recorded as a contract liability in “Accounts payable and accrued expenses” in the consolidated balance sheet and is recognized in “Other income” with the associated expenses recognized in “Other operating expenses” in the statement of consolidated income.

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

Product Warranties

For most equipment and service parts sales, the company provides a standard warranty to provide assurance that the equipment will function as intended for a specified period. At the time a sale is recognized, the estimated future warranty costs are recorded. The company generally determines its total warranty liability by applying historical warranty claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs with consideration of current quality developments. The company also offers extended warranty arrangements for purchase at the customer’s option. The premiums for extended warranties are recognized in “Other income” in the statement of consolidated income primarily in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) are recorded in “Accounts payable and accrued expenses” in the consolidated balance sheet (see Note 21).

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

Contract Costs

Incremental costs of obtaining an equipment revenue contract are recognized as an expense when incurred since the amortization period would be one year or less.

Advertising Costs

Advertising costs are charged to expense as incurred. This expense was $212 million in 2021, $196 million in 2020, and $215 million in 2019.

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

Receivables and Allowances

All financing and trade receivables are reported on the balance sheet at outstanding principal and accrued interest, adjusted for any write-offs, the allowance for credit losses, and any unamortized deferred fees or costs on originated financing receivables. The company also records an allowance and provision for credit losses related to the receivables from sales (trade receivables and certain financing receivables). The allowance is a reduction to the receivable balances and the provision is recorded in “Selling, administrative and general expenses.” The allowance represents an estimate of the credit losses expected over the life of the receivable portfolio. The company measures expected credit losses on a collective basis when similar risk characteristics exist. Risk characteristics considered by the company include finance product category, market, geography, credit risk, and remaining duration. Receivables that do not share risk characteristics with other receivables in the portfolio are evaluated on an individual basis.

The company utilizes loss forecast models, which are selected based on the size and credit risk of the underlying pool of receivables, to estimate expected credit losses. Transition matrix models are used for large and complex retail customer receivable pools, while weighted average remaining maturity models are used for smaller and less complex retail customer receivable pools. Expected credit losses on wholesale receivables are based on historical loss rates, with consideration of current economic conditions and dealer financial risk. The modeled expected credit losses are adjusted based on reasonable and supportable forecasts, which may include economic indicators such as commodity prices, industry equipment sales, unemployment rates, and housing starts. Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary. Receivables are written-off to the allowance when the account is considered uncollectible (see Note 13).

Impairment of Long-Lived Assets, Goodwill, and Other Intangible Assets

The company evaluates the carrying value of long-lived assets (including equipment on operating leases, property and equipment, goodwill, and other intangible assets) when events or circumstances warrant such a review. Goodwill and unamortized intangible assets are tested for impairment annually at the end of the third quarter of each fiscal year, and more often if events or circumstances indicate a reduction in the fair value below the carrying value. Goodwill is allocated and reviewed for impairment by reporting unit. Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill is considered impaired, the impairment is measured as the excess of the reporting unit’s carrying value over the fair value, with a limit of the goodwill allocated to that reporting unit. If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset (see Notes 5 and 26).

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

Foreign Currency Translation

The functional currencies for most of the company’s foreign operations are their respective local currencies. The assets and liabilities of these operations are translated into U.S. dollars at the end of the period exchange rates. The revenues and expenses are translated at weighted-average rates for the period. The gains or losses from these translations are recorded in OCI. Gains or losses from transactions denominated in a currency other than the functional currency of the subsidiary involved and foreign exchange derivative contracts are included in net income. The pretax net gain (loss) for foreign exchange in 2021, 2020, and 2019 was $(134) million, $18 million, and $(13) million, respectively.

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

Note 13 contains additional disclosures, while the company’s updated allowance for credit losses accounting policy is included in Note 2 and the MD&A’s Critical Accounting Estimates.

The company also adopted the following standards in 2021, none of which had a material effect on the company’s consolidated financial statements:

Accounting Standards Updates

No. 2018-15 — Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software

No. 2019-04 — Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments
No. 2021-01 — Reference Rate Reform (Topic 848): Scope

New Accounting Standards to be Adopted

The company will adopt the following standards in future periods, none of which are expected to have a material effect on the company’s consolidated financial statements:

Accounting Standards Updates
No. 2019-12 — Simplifying the Accounting for Income Taxes, which amends ASC 740, Income Taxes
No. 2020-08 — Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable Fees and Other Costs

4. ACQUISITIONS AND DISPOSITIONS

Pending Acquisitions

In August 2021, the company and Hitachi Construction Machinery Co., Ltd. (Hitachi) entered into a Joint Venture Dissolution Agreement (Dissolution Agreement) pursuant to which the parties agreed to voluntarily terminate (Termination) the joint venture agreement dated May 16, 1988 between the company and Hitachi. The joint venture agreement governs the terms of the joint venture between the company and Hitachi for the manufacture and distribution of excavators in North, Central, and South America under the John Deere and Hitachi trademarks and tradenames. In connection with the Termination, the company will purchase all of Hitachi’s shares in the relevant joint venture manufacturing entities located in Kernersville, North Carolina, U.S.; Langley, British Columbia, Canada; and Indaiatuba, Brazil. The company will receive certain intellectual property rights relating to certain manufacturing processes under a perpetual license agreement. The initial cash consideration consists of $275 million for the shares and an intellectual property license. The cash consideration will be offset by cash acquired and the settlement of intercompany balances. The company will also assume substantially all liabilities and debt of the joint venture entities. In addition to the foregoing payments, Hitachi will pay the book value of certain pre-existing inventory. Following the Termination, the company will purchase John Deere-branded excavators, components, and service parts from Hitachi under a new supply agreement with a duration that ranges from 5 to 30 years. The company will also continue to manufacture 10-50 metric ton John Deere-branded excavators. The Termination is expected to close during the first half of fiscal year 2022, subject to the receipt of certain required regulatory approvals and satisfaction of certain other customary closing conditions. The company expects to fund the initial consideration and the transaction expenses from cash on hand.

Acquisitions

Bear Flag

In August 2021, the company acquired Bear Flag Robotics, Inc. (Bear Flag) to further accelerate Deere’s development and delivery of advanced technology. Bear Flag’s technology is complementary to other Deere technology efforts and enables autonomous tractor operations. The total cash purchase price before final adjustments, net of cash acquired of $4 million, was $225 million, with an additional $25 million to be recognized as compensation expense over the four-year post-acquisition service period. In addition to the cash purchase price, $19 million of liabilities were assumed. The preliminary asset and liability fair values at the acquisition date in millions of dollars follow:

August 2021
Property and equipment	$1
Goodwill	189
Other intangible assets	54
Total assets	$244

Accounts payable and accrued expenses	$1
Deferred income taxes	18
Total liabilities	$19

The identified intangible was related to technology with a seven-year amortization period. The goodwill will not be deductible for tax purposes.

Unimil

In September 2020, the company acquired Unimil, a leading Brazilian company in the after-sales service parts business for sugarcane harvesters, which is based in Piracicaba, Brazil. The total cash purchase price, net of cash acquired of $5 million, was $66 million, with $6 million funded to an escrow to secure certain indemnity obligations. In addition to the cash purchase price, $14 million of liabilities were assumed. The asset and liability fair values at the acquisition date in millions of dollars follow:

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

For the acquisitions, the goodwill was the result of future cash flows and related fair value exceeding the fair value of the identified assets and liabilities. The results of these operations have been included in the company’s consolidated financial statements in the production and precision agriculture operating segment and the pro forma results of operations as if these acquisitions had occurred at the beginning of the current or comparative fiscal year would not differ significantly from the reported results.

Dispositions

In September 2020, the company sold its German lawn mower business. At the time of the sale, total assets were $26 million, which were recorded in “Other assets,” and total liabilities were $5 million, which were recorded in “Accounts payable and accrued expenses.” No cash proceeds were received, resulting in a loss on sale, including transaction costs, of $24 million pretax and after-tax. The loss was recorded with a pretax and after-tax accrual recognized in the third quarter of 2020 when a definitive sale agreement was finalized. The loss was recorded in “Other operating expenses” in the small agriculture and turf segment.

In October 2019, the company sold its construction and forestry retail locations in Canada. At the time of the sale, total assets were $187 million consisting of inventory of $138 million, property and equipment – net of $24 million, other assets of $3 million, and goodwill of $22 million. The liabilities consisted of $10 million of accounts payable and accrued expenses. In addition, the company accrued $15 million for transaction expenses and related costs. The total proceeds from the sale were approximately $187 million, with $93 million received in 2019. The remaining sales price was due based on standard payment terms of new equipment sales to independent dealers and separately negotiated terms ranging from 12 months to five years. A pretax loss of approximately $5 million was recorded in “Other operating expenses” in the construction and forestry segment.

For the retail location disposition, the company sells equipment, service parts, and provides other services to the purchaser as an independent dealer.

5. SPECIAL ITEMS

In 2021, the company sold a closed factory that previously produced small agricultural equipment in China, resulting in a $27 million pretax gain. The fixed assets in an asphalt plant factory in Germany were impaired by $38 million, pretax and after-tax. The company also continued to assess its manufacturing locations, resulting in additional long-lived asset impairments of $12 million pretax. The impairments were the result of a decline in forecasted financial performance that indicated it was probable future cash flows would not cover the carrying amount of the net assets. The company recognized a favorable indirect tax ruling in Brazil of $58 million pretax. See Note 26 for fair value measurement information.

Expense (benefit):	PPA	SAT	CF	Total
Gain on sale – Other income		$(27)		$(27)
Long-lived asset impairments – Cost of sales	$5	3	$42	50
Brazil indirect tax – Cost of sales	(53)		(5)	(58)
Total pretax expense (benefit)	$(48)	$(24)	$37	$(35)

In 2020, the company closed a factory that produced small agricultural equipment in China, recognized impairments in the fixed assets in an asphalt plant factory in Germany, a construction equipment factory in Brazil, and other international locations, recorded impairments of equipment on operating leases and matured lease inventory, as well as impairments of the investment in certain affiliate companies. See Note 26 for a description of the valuation methodologies used to measure these impairments.

	PPA	SAT	CF	FS	Total
Factory closure – Cost of sales		$20			$20
Long-lived asset impairments:
Cost of sales		13	$80		93
SA&G expenses	$2	2			4
Other operating expenses				$32	32
Affiliate company impairments – Equity in loss of unconsolidated affiliates			50		50
Total pretax impairments and closure costs	$2	$35	$130	$32	$199

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

Employee-Separation Programs

During 2020, the company implemented employee-separation programs for the company’s salaried workforce in several geographic areas, including the U.S., Europe, Asia, and Latin America. The programs’ main purpose was to improve efficiency through a leaner, more flexible organization. The programs were largely voluntary in nature with the expense recorded primarily in the period in which the employees irrevocably accepted a separation offer. For the limited involuntary employee-separation programs, the expense was recorded when management committed to a plan, the plan was communicated to the employees, and the employees were not required to provide service beyond the legal notification period. The programs provided for cash payments based on years of service, and in some countries subsidized healthcare for a limited period and outplacement services.

The programs’ total pretax expenses in 2020 were as follows:

	PPA	SAT	CF	FS	Total
Cost of sales	$51	$31	$22		$104
Research and development expenses	29	18	8		55
Selling, administrative and general expenses	53	43	24	$15	135
Total operating profit impact	$133	$92	$54	$15	294
Non-operating profit impact*					41
Total pretax expense					$335

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

	PPA	SAT	CF	FS	Total
Cost of sales	$3	$2			$5
Research and development expenses	1				1
Selling, administrative and general expenses	7	6	$2	$9	24
Total pretax expense	$11	$8	$2	$9	$30

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

6. REVENUE RECOGNITION

The company’s net sales and revenues by primary geographic market, major product line, and timing of revenue recognition in millions of dollars follow:

	PPA	SAT	CF	FS	Total
2021
Primary geographic markets:
United States	$8,223	$6,505	$5,697	$2,389	$22,814
Canada	853	498	1,047	617	3,015
Western Europe	2,086	2,433	1,807	103	6,429
Central Europe and CIS	1,322	475	828	39	2,664
Latin America	2,916	456	903	247	4,522
Asia, Africa, Australia, New Zealand, and Middle East	1,417	1,679	1,331	153	4,580
Total	$16,817	$12,046	$11,613	$3,548	$44,024

Major product lines:
Production agriculture	$16,248				$16,248
Small agriculture		$8,619			8,619
Turf		2,853			2,853
Construction			$4,684		4,684
Compact construction			1,489		1,489
Roadbuilding			3,749		3,749
Forestry			1,280		1,280
Financial products	55	46	20	$3,548	3,669
Other	514	528	391		1,433
Total	$16,817	$12,046	$11,613	$3,548	$44,024

Revenue recognized:
At a point in time	$16,659	$11,969	$11,522	$105	$40,255
Over time	158	77	91	3,443	3,769
Total	$16,817	$12,046	$11,613	$3,548	$44,024

	PPA	SAT	CF	FS	Total
2020
Primary geographic markets:
United States	$6,889	$5,059	$4,548	$2,500	$18,996
Canada	640	350	802	598	2,390
Western Europe	1,827	1,937	1,479	90	5,333
Central Europe and CIS	898	493	646	35	2,072
Latin America	1,902	334	553	234	3,023
Asia, Africa, Australia, New Zealand, and Middle East	1,119	1,322	1,153	132	3,726
Total	$13,275	$9,495	$9,181	$3,589	$35,540

Major product lines:
Production agriculture	$12,662				$12,662
Small agriculture		$6,827			6,827
Turf		2,390			2,390
Construction			$3,521		3,521
Compact construction			1,269		1,269
Roadbuilding			2,924		2,924
Forestry			1,100		1,100
Financial products	69	37	25	$3,589	3,720
Other	544	241	342		1,127
Total	$13,275	$9,495	$9,181	$3,589	$35,540

Revenue recognized:
At a point in time	$13,106	$9,439	$9,071	$106	$31,722
Over time	169	56	110	3,483	3,818
Total	$13,275	$9,495	$9,181	$3,589	$35,540

	PPA	SAT	CF	FS	Total
2019
Primary geographic markets:
United States	$6,772	$5,590	$6,082	$2,482	$20,926
Canada	675	421	1,107	617	2,820
Western Europe	1,813	2,053	1,586	87	5,539
Central Europe and CIS	859	564	749	37	2,209
Latin America	2,527	367	719	272	3,885
Asia, Africa, Australia, New Zealand, and Middle East	1,039	1,449	1,265	126	3,879
Total	$13,685	$10,444	$11,508	$3,621	$39,258

Major product lines:
Production agriculture	$13,001				$13,001
Small agriculture		$7,422			7,422
Turf		2,650			2,650
Construction			$5,188		5,188
Compact construction			1,279		1,279
Roadbuilding			3,193		3,193
Forestry			1,403		1,403
Financial products	78	22	30	$3,621	3,751
Other	606	350	415		1,371
Total	$13,685	$10,444	$11,508	$3,621	$39,258

Revenue recognized:
At a point in time	$13,509	$10,406	$11,391	$111	$35,417
Over time	176	38	117	3,510	3,841
Total	$13,685	$10,444	$11,508	$3,621	$39,258

Following is a description of the company’s major product lines:

Production Agriculture – Includes net sales of large and certain mid-size tractors and associated attachments, combines, cotton pickers, cotton strippers, sugarcane harvesters, sugarcane loaders and pull behind scrapers, tillage, seeding, and application equipment, including sprayers and nutrient management and soil preparation machinery, and related attachments and service parts.

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

Financial Products – Includes finance and interest income primarily from retail notes related to sales of John Deere equipment to retail customers, wholesale financing to dealers of John Deere equipment, and revolving charge accounts; lease income from retail leases of John Deere equipment; and revenue from extended warranties.

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

The company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These items are primarily for extended warranty premiums, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses” in the consolidated balance sheet. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 21, was $1,344 million and $1,090 million at October 31, 2021 and November 1, 2020, respectively. The contract liability is reduced as the revenue is recognized. Revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of the fiscal year was $485 million in 2021, $425 million in 2020, and $444 million in 2019.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $1,062 million at October 31, 2021. The estimated revenue to be recognized by fiscal year follows in millions of dollars: 2022 - $339, 2023 - $289, 2024 - $199, 2025 - $101, 2026 - $64, and later years - $70. As permitted, the company elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are generally for sales to dealers and retail customers for equipment, service parts, repair services, and certain telematics services.

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

The company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The company transferred inventory to equipment on operating leases of $662 million, $614 million, and $678 million in 2021, 2020, and 2019, respectively. The company also had accounts payable related to purchases of property and equipment of $121 million, $98 million, and $152 million at October 31, 2021, November 1, 2020, and November 3, 2019, respectively.

The company’s restricted cash held at October 31, 2021, November 1, 2020, and November 3, 2019 was as follows in millions of dollars:

	2021	2020	2019
Equipment operations	$12	$11	$21
Financial services	96	95	78
Total	$108	$106	$99

The restricted cash, recorded in “Other assets” in the consolidated balance sheet, primarily relates to securitization of financing receivables (see Note 14).

Cash payments for interest and income taxes consisted of the following in millions of dollars:

	2021	2020	2019
Interest:
Equipment operations	$584	$553	$666
Financial services	736	998	1,154
Intercompany eliminations	(279)	(272)	(360)
Consolidated	$1,041	$1,279	$1,460
Income taxes:
Equipment operations	$1,996	$1,000	$1,018
Financial services	348	297	(57)
Intercompany eliminations	(269)	(228)	150
Consolidated	$2,075	$1,069	$1,111

8. PENSION AND OTHER POSTRETIREMENT BENEFITS

The company has several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries. The company uses an October 31 measurement date for these plans.

The components of net periodic pension cost and the assumptions related to the cost consisted of the following in millions of dollars and in percentages:

	2021	2020	2019
Pensions
Service cost	$332	$321	$261
Interest cost	276	347	447
Expected return on plan assets	(799)	(819)	(802)
Amortization of actuarial loss	259	256	148
Amortization of prior service cost	12	13	11
Settlements/curtailments	21	25	5
Net cost	$101	$143	$70
Weighted-average assumptions
Discount rates - service cost	2.5%	2.9%	4.0%
Discount rates - interest cost	2.1%	2.7%	4.0%
Rate of compensation increase	3.7%	3.8%	3.8%
Expected long-term rates of return	6.0%	6.4%	6.5%
Interest crediting rate - U.S. cash balance plan	1.7%	2.1%	3.3%

The components of net periodic OPEB cost and the assumptions related to the cost consisted of the following in millions of dollars and in percentages:

	2021	2020	2019
OPEB
Service cost	$48	$49	$41
Interest cost	102	140	216
Expected return on plan assets	(77)	(50)	(36)
Amortization of actuarial loss	27	29	16
Amortization of prior service credit	(4)	(4)	(72)
Curtailments		34
Net cost	$96	$198	$165
Weighted-average assumptions
Discount rates - service cost	3.4%	3.7%	4.8%
Discount rates - interest cost	2.1%	2.7%	4.2%
Expected long-term rates of return	5.4%	5.7%	5.7%

The 2020 OPEB curtailments were a result of the employee-separation programs (see Note 5).

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

The previous pension cost in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	2021	2020	2019
Pensions
Net cost	$101	$143	$70
Retirement benefit adjustments included in other comprehensive (income) loss:
Net actuarial (gain) loss	(2,821)	438	887
Amortization of actuarial loss	(256)	(249)	(143)
Amortization of prior service cost	(12)	(11)	(11)
Settlements	(22)	(26)	(3)
Total (gain) loss recognized in other comprehensive (income) loss	(3,111)	152	730
Total recognized in comprehensive (income) loss	$(3,010)	$295	$800

The previous OPEB cost in net income and other changes in plan assets and benefit obligations in other comprehensive income in millions of dollars were as follows:

	2021	2020	2019
OPEB
Net cost	$96	$198	$165
Retirement benefit adjustments included in other comprehensive (income) loss:
Net actuarial (gain) loss	(671)	(136)	141
Amortization of actuarial loss	(27)	(29)	(16)
Amortization of prior service credit	4	4	72
Total (gain) loss recognized in other comprehensive (income) loss	(694)	(161)	197
Total recognized in comprehensive (income) loss	$(598)	$37	$362

The benefit plan obligations, funded status, and the assumptions related to the obligations at October 31, 2021 and November 1, 2020, respectively, in millions of dollars follow:

	Pensions		OPEB
	2021	2020	2021	2020
Change in benefit obligations
Beginning of year balance	$(15,021)	$(14,250)	$(5,410)	$(5,622)
Service cost	(332)	(321)	(48)	(49)
Interest cost	(276)	(347)	(102)	(140)
Actuarial gain (loss)	373	(771)	381	119
Benefits paid	755	749	290	297
Health care subsidies			(29)	(28)
Settlements/curtailments	1	15
Foreign exchange and other	(25)	(96)	(12)	13
End of year balance	(14,525)	(15,021)	(4,930)	(5,410)

Change in plan assets (fair value)
Beginning of year balance	14,574	14,024	1,518	936
Actual return on plan assets	3,249	1,144	367	33
Employer contribution	101	108	157	843
Benefits paid	(755)	(749)	(290)	(297)
Settlements		(12)
Foreign exchange and other	21	59	3	3
End of year balance	17,190	14,574	1,755	1,518
Funded status	$2,665	$(447)	$(3,175)	$(3,892)

Weighted-average assumptions
Discount rates	2.7%	2.5%	2.8%	2.7%
Rate of compensation increase	3.7%	3.7%
Interest crediting rate - U.S. cash balance plan	1.8%	1.7%

The company remeasured the U.S. hourly pension plan as of November 30, 2021 due to the new collective bargaining agreement, which decreased the plan’s funded status and increased pension expense in 2022. See Note 29 for more information.

The actuarial gain for pension for 2021 was primarily due to an increase in discount rates. The actuarial gain for OPEB for 2021 was primarily due to a decrease in health care trend rates, favorable mortality assumptions, and an increase in discount rates. The actuarial loss for pension for 2020 was primarily due to a decrease in discount rates partially offset by favorable mortality assumptions. The actuarial gain for OPEB for 2020 was primarily due to the U.S. enactment of the Setting Every Community Up for Retirement Enhancement Act (SECURE Act) that repealed the health insurance provider fee effective in 2021, favorable mortality assumptions, and a decrease in health care trend rates, partially offset by a decrease in discount rates.

The mortality assumptions for the 2021 and 2020 benefit plan obligations used the most recent tables and scales issued by the Society of Actuaries at that time. The 2021 mortality assumption includes an adjustment to the scale related to COVID.

The amounts recognized at October 31, 2021 and November 1, 2020, respectively, in millions of dollars consisted of the following:

	Pensions		OPEB
	2021	2020	2021	2020
Amounts recognized in balance sheet
Noncurrent asset	$3,601	$863
Current liability	(51)	(72)	$(36)	$(36)
Noncurrent liability	(885)	(1,238)	(3,139)	(3,856)
Total	$2,665	$(447)	$(3,175)	$(3,892)
Amounts recognized in accumulated other comprehensive income – pretax
Net actuarial loss	$1,376	$4,475	$49	$747
Prior service cost (credit)	9	21	(20)	(24)
Total	$1,385	$4,496	$29	$723

The total accumulated benefit obligations for all pension plans at October 31, 2021 and November 1, 2020, were $13,787 million and $14,257 million, respectively.

The accumulated benefit obligations and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $2,012 million and $1,207 million, respectively, at October 31, 2021 and $2,107 million and $1,100 million, respectively, at November 1, 2020. The projected benefit obligations and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were $2,163 million and $1,227 million, respectively, at October 31, 2021 and $10,792 million and $9,482 million, respectively, at November 1, 2020.

Actuarial gains and losses are recorded in accumulated other comprehensive income (loss). To the extent unamortized gains and losses exceed 10 percent of the higher of the market-related value of assets or the benefit obligation, the excess is amortized as a component of net periodic cost over the remaining service period of the active participants. For plans in which all or almost all of the plan’s participants are inactive, the amortization period is the remaining life expectancy of the inactive participants.

The company makes any required contributions to the plan assets under applicable regulations and voluntary contributions after evaluating the company’s liquidity position and ability to make tax-deductible contributions. Total company contributions to the plans were $258 million in 2021 and $951 million in 2020, which included both required and voluntary contributions and direct benefit payments. The voluntary contributions to plan assets were $700 million in 2020.

The company expects to contribute approximately $100 million to its pension plans and approximately $1,150 million to its OPEB plans in 2022. Fiscal year 2022 OPEB contributions include a voluntary contribution of $1,000 million to a U.S. plan made on November 30, 2021 (see Note 29), which will increase plan assets. The pension and OPEB contributions exceeding the voluntary amounts primarily include direct benefit payments from company funds. The company has no significant required contributions to U.S. pension plan assets in 2022 under applicable funding regulations.

The benefits expected to be paid from the benefit plans, which reflect expected future years of service, are as follows in millions of dollars:

	Pensions	OPEB*
2022	$730	$280
2023	710	279
2024	701	279
2025	693	278
2026	698	278
2027 to 2031	3,426	1,374

*       Net of prescription drug group benefit subsidy under Medicare Part D.

The annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) used to determine accumulated postretirement benefit obligations were based on the trends for medical and prescription drug claims for pre- and post-65 age groups due to the effects of Medicare. For the 2021 obligation, the weighted-average composite trend rates were assumed to be a 2.1 percent increase from 2021 to 2022, followed by an increase of 8.4 percent from 2022 to 2023, gradually decreasing to 4.7 from 2028 to 2029 and all future years. The lower estimated increase from 2021 to 2022 resulted from a decrease in Medicare Advantage premiums. The 2020 obligations and the cost in 2021 assumed a 4.0 percent increase from 2020 to 2021, followed by an increase of 7.6 percent from 2021 to 2022, gradually decreasing to 4.7 percent from 2027 to 2028 and all future years. The lower estimated increase from 2020 to 2021 resulted from the SECURE Act that repealed the health insurance provider fee effective in 2021.

The discount rate assumptions used to determine the pension and OPEB obligations for all periods presented were primarily based on hypothetical AA yield curves represented by a series of annualized individual discount rates. These discount rates represent the rates at which the company’s benefit obligations could effectively be settled at the October 31 measurement dates.

Fair value measurement levels in the following tables are defined in Note 26.

The fair values of the pension plan assets at October 31, 2021 follow in millions of dollars:

	Total	Level 1	Level 2
Cash and short-term investments	$378	$355	$23
Equity:
U.S. equity securities	1,151	1,123	28
International equity securities and funds	951	931	20
Fixed Income:
Government and agency securities	1,475	1,159	316
Corporate debt securities	4,841		4,841
Mortgage-backed securities	144		144
Real estate investment trusts	62	55	7
Derivative contracts - assets	116	37	79
Derivative contracts - liabilities	(75)	(15)	(60)
Receivables, payables, and other	(155)	(177)	22
Securities lending collateral	982	107	875
Securities lending liability	(982)	(107)	(875)
Securities sold short	(139)	(128)	(11)
Total of Level 1 and Level 2 assets	8,749	$3,340	$5,409
Investments at net asset value:
Short-term investments	815
U.S. equity funds	796
International equity funds	528
Fixed income funds	1,701
Real estate funds	566
Hedge funds	751
Private equity	1,385
Venture capital	1,537
Other investments	362
Total net assets	$17,190

The fair values of the health care assets at October 31, 2021 follow in millions of dollars:

	Total	Level 1	Level 2
Cash and short-term investments	$55	$55
Equity securities and funds	30	29	$1
Fixed Income:
Government and agency securities	243	215	28
Corporate debt securities	307		307
Mortgage-backed securities	10		10
Securities lending collateral	64	20	44
Securities lending liability	(64)	(20)	(44)
Securities sold short	(3)	(3)
Total of Level 1 and Level 2 assets	642	$296	$346
Investments at net asset value:
Short-term investments	20
U.S. equity funds	619
International equity funds	358
Fixed income funds	18
Real estate funds	42
Hedge funds	13
Private equity	18
Venture capital	20
Other investments	5
Total net assets	$1,755

The fair values of the pension plan assets at November 1, 2020 follow in millions of dollars:

	Total	Level 1	Level 2
Cash and short-term investments	$309	$276	$33
Equity:
U.S. equity securities	1,184	1,135	49
International equity securities	947	937	10
Fixed Income:
Government and agency securities	1,133	824	309
Corporate debt securities	3,534		3,534
Mortgage-backed securities	136		136
Real estate investment trusts	49	48	1
Derivative contracts - assets	94	2	92
Derivative contracts - liabilities	(79)	(43)	(36)
Receivables, payables, and other	(163)	(184)	21
Securities lending collateral	449	90	359
Securities lending liability	(449)	(90)	(359)
Securities sold short	(149)	(144)	(5)
Total of Level 1 and Level 2 assets	6,995	$2,851	$4,144
Investments at net asset value:
Short-term investments	510
U.S. equity funds	1,246
International equity funds	674
Fixed income funds	1,321
Real estate funds	618
Hedge funds	750
Private equity	1,064
Venture capital	974
Other investments	422
Total net assets	$14,574

The fair values of the health care assets at November 1, 2020 follow in millions of dollars:

	Total	Level 1	Level 2
Cash and short-term investments	$117	$117
Equity securities and funds	44	43	$1
Fixed Income:
Government and agency securities	180	168	12
Corporate debt securities	66		66
Mortgage-backed securities	13		13
Other	(1)	(1)
Securities lending collateral	49	8	41
Securities lending liability	(49)	(8)	(41)
Securities sold short	(3)	(3)
Total of Level 1 and Level 2 assets	416	$324	$92
Investments at net asset value:
Short-term investments	9
U.S. equity funds	539
International equity funds	320
Fixed income funds	185
Hedge funds	12
Private equity	13
Venture capital	12
Other investments	12
Total net assets	$1,518

Investments at net asset value in the preceding tables are measured at fair value using the net asset value per share practical expedient and are not classified in the fair value hierarchy.

Fair values are determined as follows:

Cash and Short-Term Investments – The investments include (1) cash accounts that are valued based on the account value, which approximates fair value; (2) investments that are valued at quoted prices in the active markets in which the investment trades or using a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data; and (3) investment funds that are valued based on a constant fund net asset value (NAV), which is based on quoted prices in the active market in which the investment fund trades, or the fund’s NAV using the NAV per share practical expedient, which is based on the fair value of the underlying securities.

Equity Securities and Funds – The values are determined by quoted prices in the active market in which the equity investment trades, or the fund’s NAV, based on the fair value of the underlying securities.

Fixed Income Securities and Funds and Other Funds – The securities are valued using either a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk, and prepayment speeds, or they are valued using the quoted prices in the active market in which the fixed income investment trades. Fixed income and other funds are valued using the fund’s NAV, based on the fair value of the underlying securities.

Real Estate, Venture Capital, Private Equity, and Hedge Funds – The investments that are structured as limited partnerships are valued at estimated fair value based on their proportionate share of the limited partnership’s fair value that is determined by the respective general partner. These investments are valued using the fund’s NAV, which is based on the fair value of the underlying investments. Real estate investment trusts are primarily valued at the quoted prices in the active markets in which the investment trades.

Derivative Instruments – The derivatives are valued using either an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates, or a market approach (quoted prices in the active market in which the derivative instrument trades).

The primary investment objective for the pension and health care plans assets is to fulfill the projected obligations to the beneficiaries over a long period of time, while meeting the company’s fiduciary responsibilities. The asset allocation policy is the most important decision in managing the assets and it is reviewed regularly. The asset allocation policy considers the company’s long-term asset class risk/return expectations for each plan since the obligations are long-term in nature. The current target allocations for pension assets are approximately 26 percent for equity, 55 percent for debt, 4 percent for real estate, and 15 percent for other investments. The target allocations for health care assets are approximately 58 percent for equity, 35 percent for debt, 2 percent for real estate, and 5 percent for other investments. The allocation percentages above include the effects of combining derivatives with other investments to manage asset allocations and exposures to interest rates and foreign currency exchange. The assets are well diversified and are managed by professional investment firms as well as by investment professionals who are company employees. As a result of the company’s diversified investment policy, there were no significant concentrations of risk.

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. A market related value of plan assets is used to calculate the expected return on assets. The market related value recognizes changes in the fair value of pension plan assets systematically over a five-year period. The market related value of the health care plan assets equals fair value. The expected return is based on the outlook for inflation and for returns in multiple asset classes, while also considering historical returns, asset allocation, and investment strategy. The company’s approach has emphasized the long-term nature of the return estimate such that the return assumption is not changed significantly unless there are fundamental changes in capital markets that affect the company’s expectations for returns over an extended period of time (i.e., 10 to 20 years). The average annual return of the company’s U.S. pension fund was approximately 11.0 percent during the past ten years and approximately 9.3 percent during the past 20 years. Since return premiums over inflation and total returns for major asset classes vary widely even over ten-year periods, recent history is not necessarily indicative of long-term future expected returns. The company’s systematic methodology for determining the long-term rate of return for the company’s investment strategies supports its long-term expected return assumptions.

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

The company has defined contribution plans related to employee investment and savings plans primarily in the U.S. The company’s contributions and costs under these plans were $207 million in 2021, $160 million in 2020, and $192 million in 2019. The contribution rate varies primarily based on the company’s performance in the prior year and employee participation in the plans.

9. INCOME TAXES

The provision for income taxes by taxing jurisdiction and by significant component consisted of the following in millions of dollars:

	2021	2020	2019
Current:
U.S.:
Federal	$899	$400	$545
State	183	53	72
Foreign	1,017	640	700
Total current	2,099	1,093	1,317
Deferred:
U.S.:
Federal	(303)	(68)	(345)
State	(45)	9	(26)
Foreign	(93)	48	(94)
Total deferred	(441)	(11)	(465)
Provision for income taxes	$1,658	$1,082	$852

Based upon the location of the company’s operations, the consolidated income before income taxes in the U.S. in 2021, 2020, and 2019 was $4,061 million, $2,082 million, and $2,166 million, respectively, and in foreign countries was $3,541 million, $1,801 million, and $1,922 million, respectively. Certain foreign operations are branches or partnerships of Deere & Company and are subject to U.S. as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are not directly related.

A comparison of the statutory and effective income tax provision and reasons for related differences in millions of dollars follow:

	2021	2020	2019
U.S. federal income tax provision at the U.S. statutory rate (21 percent)	$1,597	$815	$859
State and local taxes, net of federal effect	119	59	47
Other Impacts of Tax Cuts and Jobs Act of 2017	(85)	39	(101)
Rate differential on foreign subsidiaries	148	106	89
Research and business tax credits	(48)	(50)	(85)
Excess tax benefits on equity compensation	(79)	(87)	(40)
Valuation allowances	18	139	28
Other - net	(12)	61	55
Provision for income taxes	$1,658	$1,082	$852

At October 31, 2021, accumulated earnings in certain subsidiaries outside the U.S. totaled $2,155 million. A provision for foreign withholding taxes has not been made since these earnings are expected to remain indefinitely reinvested outside the U.S. Determination of the amount of a foreign withholding tax liability on these unremitted earnings is not practicable.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 31, 2021 and November 1, 2020 in millions of dollars follows:

	2021		2020
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
OPEB liabilities	$676		$804
Lessor lease transactions		$399		$489
Tax loss and tax credit carryforwards	1,542		937
Accrual for sales allowances	466		362
Tax over book depreciation		154		196
Goodwill and other intangible assets		337		368
Pension - net		448	316
Allowance for credit losses	78		81
Accrual for employee benefits	298		249
Share-based compensation	53		41
Deferred compensation	49		40
Lessee lease transactions	46	43	56	56
Unearned revenue	172		22
Other items	333	341	344	305
Less valuation allowances	(1,530)		(858)
Deferred income tax assets and liabilities	$2,183	$1,722	$2,394	$1,414

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned financial services subsidiaries. These subsidiaries account for income taxes generally as if they filed separate income tax returns, with a modification for realizability of certain tax benefits.

At October 31, 2021, tax loss and tax credit carryforwards of $1,542 million were available with $1,068 million expiring from 2022 through 2041 and $474 million with an indefinite carryforward period.

A reconciliation of the total amounts of unrecognized tax benefits at October 31, 2021, November 1, 2020, and November 3, 2019 in millions of dollars follows:

	2021	2020	2019
Beginning of year balance	$668	$553	$279
Increases to tax positions taken during the current year	81	63	30
Increases to tax positions taken during prior years	100	95	357
Decreases to tax positions taken during prior years	(23)	(30)	(30)
Decreases due to lapse of statute of limitations	(12)	(9)	(6)
Settlements	(3)	(1)	(75)
Foreign exchange		(3)	(2)
End of year balance	$811	$668	$553

The amount of unrecognized tax benefits at October 31, 2021 and November 1, 2020 that would impact the effective tax rate if the tax benefits were recognized was $227 million and $134 million, respectively. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. The company expects that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

The company files its tax returns according to the tax laws of the jurisdictions in which it operates, which includes the U.S. federal jurisdiction and various state and foreign jurisdictions. The U.S. Internal Revenue Service (IRS) has completed the examination of the company’s federal income tax returns for periods prior to 2015. The federal income tax returns for years 2015, 2016, and 2017 are currently under examination. Various state and foreign income tax returns, including major tax jurisdictions in Argentina, Australia, Brazil, Canada, China, Finland, France, Germany, India, Luxembourg, Mexico, Russia, Singapore, and Spain also remain subject to examination by taxing authorities.

The company’s policy is to recognize interest related to income taxes in interest expense and interest income and recognize penalties in selling, administrative and general expenses. During 2021 and 2019, the total amount of expense from interest and penalties was $7 million and $13 million. During 2020, interest and penalties previously recorded were reversed when tax positions were effectively settled resulting in a $3 million net benefit. The interest income in 2021, 2020, and 2019 was $8 million, $11 million, and $25 million, respectively. At October 31, 2021 and November 1, 2020, the liability for accrued interest and penalties totaled $75 million and $72 million, respectively, and the receivable for interest was $11 million and $6 million, respectively.

10. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following in millions of dollars:

	2021	2020	2019
Other income
Revenues from services	$322	$314	$348
Insurance premiums and fees earned*	227	223	214
Trademark licensing income	87	73	66
Operating lease disposition gains	65
Investment income	41	26	25
Other	249	182	226
Total	$991	$818	$879

Other operating expenses
Depreciation of equipment on operating leases	$983	$1,083	$981
Insurance claims and expenses*	235	231	210
Cost of services	202	188	228
Operating lease residual losses and impairments		52	159
Pension and OPEB benefit, excluding service cost component	(183)	(31)	(67)
Other	106	89	67
Total	$1,343	$1,612	$1,578

*     Primarily related to extended warranties (see Note 21).

11. UNCONSOLIDATED AFFILIATED COMPANIES

Unconsolidated affiliated companies are companies in which Deere & Company generally owns 20 percent to 50 percent of the outstanding voting shares. Deere & Company does not control these companies and accounts for its investments in them on the equity basis. The investments in these companies primarily consist of Deere-Hitachi Construction Machinery Corporation (50 percent ownership) and Deere-Hitachi Maquinas de Construcao do Brasil S.A. (50 percent ownership). During 2021, the company sold its investment in Bell Equipment Limited, resulting in no material gain or loss. The company also entered into a Dissolution Agreement with Hitachi to terminate the joint venture agreement. The termination is expected to occur in 2022 (see Note 4). The unconsolidated affiliated companies primarily manufacture or market equipment. Deere & Company’s share of the income or loss of these companies is reported in the consolidated income statement under “Equity in income (loss) of unconsolidated affiliates.” In 2020, the company recorded impairments on certain unconsolidated affiliates. The impairments were the result of an other-than-temporary decline in value (see Note 5). The investment in these companies is reported in the consolidated balance sheet under “Investments in unconsolidated affiliates.”

Combined financial information of the unconsolidated affiliated companies in millions of dollars follows:

Operations	2021	2020	2019
Sales	$2,095	$1,793	$2,483
Net income	51	7	50
Deere & Company’s equity in net income (loss)	21	(48)	21

Financial Position	2021	2020
Total assets	$1,289	$1,541
Total external borrowings	497	540
Total net assets	366	598
Deere & Company’s share of the net assets	175	193

Consolidated retained earnings at October 31, 2021 include undistributed earnings of the unconsolidated affiliates of $48 million. Dividends from unconsolidated affiliates were $21 million in 2021, none in 2020, and $30 million in 2019.

In the ordinary course of business, the company purchases and sells components and finished goods to the unconsolidated affiliated companies. Transactions with unconsolidated affiliated companies reported in the statement of consolidated income in millions of dollars follow:

	2021	2020	2019
Net sales	$78	$81	$143
Purchases	1,605	1,288	1,937

12. MARKETABLE SECURITIES

All marketable securities are classified as available-for-sale. Realized gains or losses from the sales of marketable securities are based on the specific identification method.

The amortized cost and fair value of marketable securities at October 31, 2021 and November 1, 2020 in millions of dollars follow:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2021
U.S. equity fund				$75
International equity securities				2
Total equity securities				77
U.S. government debt securities	$196	$5	$3	198
Municipal debt securities	69	4		73
Corporate debt securities	215	11	2	224
International debt securities	5		3	2
Mortgage-backed securities*	152	3	1	154
Total debt securities	$637	$23	$9	651
Marketable securities				$728
2020
U.S. equity fund				$62
International equity securities				2
Total equity securities				64
U.S. government debt securities	$159	$10	$1	168
Municipal debt securities	63	5		68
Corporate debt securities	173	15		188
International debt securities	9		3	6
Mortgage-backed securities*	140	7		147
Total debt securities	$544	$37	$4	577
Marketable securities				$641

*       Primarily issued by U.S. government sponsored enterprises.

Equity Securities

Proceeds of equity securities sold during 2021, 2020, and 2019 were not material. Unrealized gains on equity securities during 2021 and 2020 in millions of dollars follow:

	2021	2020
Net gain recognized on equity securities	$24	$8
Less: Net gain on equity securities sold	2	1
Unrealized gains on equity securities	$22	$7

Debt Securities

The contractual maturities of debt securities at October 31, 2021 in millions of dollars follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$28	$28
Due after one through five years	80	82
Due after five through 10 years	144	147
Due after 10 years	233	240
Mortgage-backed securities	152	154
Debt securities	$637	$651

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity. Proceeds from the sales of debt securities, realized gains, realized losses, the increase (decrease) in net unrealized gains or losses, and unrealized losses that have been continuous for over twelve months were not significant in 2021, 2020, and 2019. Unrealized losses at October 31, 2021 and November 1, 2020 were not recognized in income due to the ability and intent to hold to maturity. There were no significant impairment write-downs in the periods reported.

13. RECEIVABLES

Trade Accounts and Notes Receivable

Trade accounts and notes receivable at October 31, 2021 and November 1, 2020 in millions of dollars follow:

	2021	2020
Trade accounts and notes receivable:
Production & precision ag	$1,204	$1,397
Small ag & turf	1,683	1,484
Construction & forestry	1,321	1,290
Trade accounts and notes receivable – net	$4,208	$4,171

Trade accounts and notes receivable have significant concentrations of credit risk in the agriculture and turf market and construction and forestry market as shown in the previous table. On a geographic basis, there is no disproportionate concentration of credit risk in any area.

The allowance for credit losses on trade accounts and notes receivable at October 31, 2021, November 1, 2020, and November 3, 2019, as well as the related activity, in millions of dollars follow:

	2021	2020	2019
Beginning of year balance	$39	$72	$70
ASU No. 2016-13	(2)
Provision	10		8
Write-offs	(7)	(23)	(14)
Recoveries		1	4
Translation adjustments	1	(11)	4
End of year balance	$41	$39	$72

The equipment operations sell a significant portion of their trade receivables to financial services and provide compensation to financial services at approximate market interest rates.

Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. See Note 2 for the company’s revenue recognition policy. The company evaluates and assesses dealers on an ongoing basis as to their creditworthiness and generally secures the receivables by retaining a security interest in the goods associated with the trade receivables or with other financial instruments. In certain jurisdictions, the company is obligated to repurchase goods sold to a dealer upon cancellation or termination of the dealer’s contract for such causes as change in ownership and closeout of the business.

During 2020 and to a much lesser extent in 2021, the company provided short-term payment relief on trade accounts and notes receivable to customers that were negatively affected by the economic effects of COVID. The relief was provided both in regional programs and case-by-case situations with creditworthy customers. This relief generally included payment deferrals not exceeding three months, extending interest-free periods for up to an additional three months with the total interest-free period not to exceed one year, or reducing interest rates for a maximum of three months. The trade receivables granted relief that remained outstanding at October 31, 2021 were not material. This balance at November 1, 2020 was $75 million, or approximately 2 percent of the trade receivable portfolio. Outside of these actions, the company did not modify its normal sales terms with customers that are outlined in Note 2.

For customers who obtained payment relief, subsequent sales transactions are evaluated to confirm the revenue recognition criteria are met, including that the sales price is determinable and collectability of the payments is probable based on the terms outlined in the contract.

Financing Receivables

While the company implemented a new operating model in fiscal year 2021 resulting in new operating segments, assets managed by financial services, including most financing receivables and equipment on operating leases, continue to be evaluated by market (agriculture and turf or construction and forestry).

Financing receivables at October 31, 2021 and November 1, 2020 in millions of dollars follow:

	2021		2020
	Unrestricted/Securitized		Unrestricted/Securitized
Retail notes:
Agriculture and turf	$21,736	$4,041	$17,780	$4,134
Construction and forestry	4,334	712	3,629	680
Total	26,070	4,753	21,409	4,814
Wholesale notes	2,577		3,547
Revolving charge accounts	3,880		3,962
Financing leases (direct and sales-type)	2,879		2,364
Total financing receivables	35,406	4,753	31,282	4,814
Less:
Unearned finance income:
Retail notes	1,131	80	1,066	98
Wholesale notes	11		18
Revolving charge accounts	55		60
Financing leases	258		217
Total	1,455	80	1,361	98
Allowance for credit losses	152	14	171	13
Financing receivables – net	$33,799	$4,659	$29,750	$4,703

Financing receivables have significant concentrations of credit risk in the agriculture and turf and construction and forestry markets as shown in the previous table. On a geographic basis, there is no disproportionate concentration of credit risk in any area. The company generally retains as collateral a security interest in the equipment associated with retail notes, wholesale notes, and financing leases.

Financing receivables at October 31, 2021 and November 1, 2020 related to the company’s sales of equipment that were included in the table above consisted of the following in millions of dollars:

	2021		2020
	Unrestricted/Securitized		Unrestricted/Securitized
Retail notes*:
Agriculture and turf	$1,977		$1,971
Construction and forestry	368	$10	335	$27
Total	2,345	10	2,306	27
Wholesale notes	2,577		3,547
Sales-type leases	1,269		1,045
Total	6,191	10	6,898	27
Less:
Unearned finance income:
Retail notes	159		178
Wholesale notes	11		18
Sales-type leases	98		82
Total	268		278
Financing receivables related to the company’s sales of equipment	$5,923	$10	$6,620	$27

*    These retail notes generally arise from sales of equipment by company-owned dealers or through direct sales.

Financing receivable installments, including unearned finance income, at October 31, 2021 and November 1, 2020 were scheduled as follows in millions of dollars:

	2021		2020
	Unrestricted/Securitized		Unrestricted/Securitized
Due in months:
0 – 12	$15,205	$1,904	$14,983	$1,971
13 – 24	7,412	1,323	6,180	1,354
25 – 36	5,629	885	4,556	889
37 – 48	3,991	478	3,145	460
49 – 60	2,397	150	1,794	129
Thereafter	772	13	624	11
Total	$35,406	$4,753	$31,282	$4,814

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

Due to the significant, negative effects of COVID on dealers and retail customers, the company provided short-term payment relief to dealers and retail customers during 2020, and to a much lesser extent in 2021. The relief was provided in regional programs and case-by-case situations with customers that were generally current in their payment obligations. This relief generally included payment deferrals or reduced financing rates of three months or less. The financing receivables granted relief that remained outstanding at October 31, 2021 and November 1, 2020 represented approximately 3 percent and 4 percent of the financing receivable portfolio, respectively. The majority of financing receivables granted short-term relief are beyond the deferral period and have either resumed making payments or are reported as delinquent based on the modified payment schedule.

The company monitors the credit quality of financing receivables based on delinquency status. The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) was as follows in millions of dollars at October 31, 2021:

	Year of Origination
	2021	2020	2019	2018
Retail customer receivables:
Agriculture and turf
Current	$12,877	$6,676	$3,463	$1,738
30-59 days past due	43	53	29	16
60-89 days past due	16	23	12	6
90+ days past due		1
Non-performing	23	57	53	32
Construction and forestry
Current	3,122	1,575	754	273
30-59 days past due	50	40	27	7
60-89 days past due	15	11	9	6
90+ days past due	1	2	3	3
Non-performing	26	56	39	17
Total retail customer receivables	$16,173	$8,494	$4,389	$2,098

	Year of Origination
	2017	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$728	$211	$3,704	$29,397
30-59 days past due	7	3	14	165
60-89 days past due	3	1	4	65
90+ days past due				1
Non-performing	17	23	7	212
Construction and forestry
Current	57	7	92	5,880
30-59 days past due	4	1	3	132
60-89 days past due	1		1	43
90+ days past due	4	2		15
Non-performing	7	3		148
Total retail customer receivables	$828	$251	$3,825	$36,058

The credit quality analysis of retail customer receivables was as follows in millions of dollars at November 1, 2020:

	2020
	Retail Notes & Financing Leases	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$21,597	$3,787	$25,384
30-59 days past due	135	13	148
60-89 days past due	64	4	68
90+ days past due	2		2
Non-performing	263	6	269
Construction and forestry
Current	4,859	88	4,947
30-59 days past due	111	2	113
60-89 days past due	55	1	56
90+ days past due	14		14
Non-performing	106	1	107
Total retail customer receivables	$27,206	$3,902	$31,108

The credit quality analysis of wholesale receivables was as follows in millions of dollars at October 31, 2021:

	Year of Origination
	2021	2020	2019	2018
Wholesale receivables:
Agriculture and turf
Current	$346	$80	$22	$9
30-59 days past due
60-89 days past due
90+ days past due
Non-performing			12
Construction and forestry
Current	41	7	7
30-59 days past due
60-89 days past due
90+ days past due
Non-performing
Total wholesale receivables	$387	$87	$41	$9

	Year of Origination
	2017	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$3		$1,696	$2,156
30-59 days past due
60-89 days past due
90+ days past due
Non-performing				12
Construction and forestry
Current	1	$1	340	397
30-59 days past due
60-89 days past due		1		1
90+ days past due
Non-performing
Total wholesale receivables	$4	$2	$2,036	$2,566

The credit quality analysis of wholesale receivables was as follows in millions of dollars at November 1, 2020:

2020
Wholesale receivables:
Agriculture and turf
Current	$3,010
30-59 days past due
60-89 days past due
90+ days past due
Non-performing	47
Construction and forestry
Current	472
30-59 days past due
60-89 days past due
90+ days past due
Non-performing
Total wholesale receivables	$3,529

An analysis of the allowance for credit losses and investment in financing receivables follows in millions of dollars:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
2021
Allowance:
Beginning of year balance	$133	$43	$8	$184
ASU No. 2016-13	44	(13)		31
Provision (credit)		(17)	(1)	(18)
Write-offs	(60)	(28)		(88)
Recoveries	20	36		56
Translation adjustments	1			1
End of year balance*	$138	$21	$7	$166

Financing receivables:
End of year balance	$32,233	$3,825	$2,566	$38,624

2020
Allowance:
Beginning of year balance	$107	$40	$3	$150
Provision	81	26	3	110
Write-offs	(65)	(53)		(118)
Recoveries	17	30		47
Translation adjustments	(7)		2	(5)
End of year balance*	$133	$43	$8	$184

Financing receivables:
End of year balance	$27,206	$3,902	$3,529	$34,637

2019
Allowance:
Beginning of year balance	$129	$43	$6	$178
Provision	6	29		35
Write-offs	(47)	(58)		(105)
Recoveries	23	26		49
Translation adjustments	(4)		(3)	(7)
End of year balance*	$107	$40	$3	$150

Financing receivables:
End of year balance	$25,151	$3,943	$4,634	$33,728

*    Individual allowances were not significant.

In 2021, the allowance for credit losses on retail notes and financing lease receivables increased due to the adoption of ASU No. 2016-13. This was partially offset by lower expected losses in the construction and forestry market and better than expected performance of accounts granted payment relief due to the economic effects of COVID. The allowance for credit losses on revolving charge accounts decreased in 2021, reflecting a decrease due to the adoption of ASU No. 2016-13 and continued improvement in the agricultural and turf market. In 2020, the negative economic effects related to COVID and other macroeconomic issues significantly affected certain retail customers, particularly purchasers of construction equipment.

Past-due amounts over 30 days represented 1.09 percent and 1.16 percent of the receivables financed at October 31, 2021 and November 1, 2020, respectively. Non-performing receivables comprised .96 percent and 1.22 percent of the financing receivables at October 31, 2021 and November 1, 2020, respectively. The allowance for credit losses represented .43 percent and .53 percent of financing receivables outstanding at October 31, 2021 and November 1, 2020, respectively. In addition, at October 31, 2021 and November 1, 2020, the company’s financial services operations had $154 million and $136 million, respectively, of deposits primarily withheld from dealers and merchants as credit enhancements.

A troubled debt restructuring is generally the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During 2021, 2020, and 2019, the company identified 397, 574, and 522 receivable contracts as troubled debt restructurings with aggregate balances of $18 million, $108 million, and $36 million pre-modification and $17 million, $95 million, and $35 million post-modification, respectively. Troubled debt restructurings in 2021 and 2019 primarily related to retail notes, while 2020 modifications primarily related to wholesale receivables in Argentina. The short-term relief related to COVID did not meet the definition of a troubled debt restructuring. In 2021 and 2020, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At October 31, 2021, the company had no commitments to lend to customers whose accounts were modified in troubled debt restructurings.

Other Receivables

Other receivables at October 31, 2021 and November 1, 2020 consisted of the following in millions of dollars:

	2021	2020
Taxes receivable	$1,436	$931
Other	302	289
Other receivables	$1,738	$1,220

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

In these securitizations, the retail notes are transferred to certain SPEs, which in turn issue debt to investors, or to non-VIE banking operations, which provide funding directly to the company. The funding provided by these third-parties result in secured borrowings, which are recorded as “Short-term securitization borrowings” on the balance sheet. The securitized retail notes are recorded as “Financing receivables securitized - net” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the financing receivables securitized, less an allowance for credit losses, and other assets primarily representing restricted cash. Restricted cash results from contractual requirements in securitized borrowing arrangements and serves as a credit enhancement. The restricted cash is used to satisfy payment deficiencies, if any, in the required payments on secured borrowings. The balance of restricted cash is contractually stipulated and is either a fixed amount as determined by the initial balance of the financing receivables securitized or a fixed percentage of the outstanding balance of the securitized financing receivables. The restriction is removed either after all secured borrowing payments are made or proportionally as these receivables are collected and borrowing obligations reduced. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs, and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $3,094 million and $2,898 million at October 31, 2021 and November 1, 2020, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $3,024 million and $2,856 million at October 31, 2021 and November 1, 2020, respectively. The credit holders of these SPEs do not have legal recourse to the company’s general credit.

The company has a revolving credit agreement to utilize bank conduit facilities to secure retail notes, described further in the following paragraphs. At October 31, 2021, the revolving credit agreement had a total capacity, or “financing limit,” of up to $2,000 million of secured financings at any time. The agreement was renewed in November 2021 with an expiration in November 2022 and a capacity of $1,000 million. As a result of the reduced capacity, the company repurchased $511 million of outstanding short-term securitization borrowings in November 2021, in addition to the normal monthly liquidations as a result of payments collected on the retail notes.

Through the revolving credit agreement, the company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $1,176 million and $1,327 million at October 31, 2021 and November 1, 2020, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $1,113 million and $1,275 million at October 31, 2021 and November 1, 2020, respectively.

The company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows at October 31, 2021 in millions of dollars:

2021
Carrying value of liabilities	$1,113
Maximum exposure to loss	1,176

The total assets of the unconsolidated conduits related to securitizations were approximately $40 billion at October 31, 2021.

In addition, through the revolving credit agreement, the company transfers retail notes to banks, which may elect to fund the retail notes through the use of their own funding sources. These non-VIE banking operations are not consolidated since the company does not have a controlling interest in them. The company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses and other assets) of $496 million and $576 million at October 31, 2021 and November 1, 2020, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $470 million and $554 million at October 31, 2021 and November 1, 2020, respectively.

The components of consolidated restricted assets related to secured borrowings in securitization transactions at October 31, 2021 and November 1, 2020 were as follows in millions of dollars:

	2021	2020
Financing receivables securitized (retail notes)	$4,673	$4,716
Allowance for credit losses	(14)	(13)
Other assets	107	98
Total restricted securitized assets	$4,766	$4,801

The components of consolidated secured borrowings and other liabilities related to securitizations at October 31, 2021 and November 1, 2020 were as follows in millions of dollars:

	2021	2020
Short-term securitization borrowings	$4,605	$4,682
Accrued interest on borrowings	2	3
Total liabilities related to restricted securitized assets	$4,607	$4,685

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At October 31, 2021, the maximum remaining term of all securitized retail notes was approximately seven years.

15. INVENTORIES

A majority of inventory owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost, on the “last-in, first-out” (LIFO) basis. Remaining inventories are generally valued at the lower of cost, on the “first-in, first-out” (FIFO) basis, or net realizable value. The value of gross inventories on the LIFO basis at October 31, 2021 and November 1, 2020 represented 54 percent and 52 percent, respectively, of worldwide gross inventories at FIFO value. The pretax favorable income effect from the liquidation of LIFO inventory during 2020 was $33 million. If all inventories had been valued on a FIFO basis, estimated inventories by major classification at October 31, 2021 and November 1, 2020 in millions of dollars would have been as follows:

	2021	2020
Raw materials and supplies	$3,524	$1,995
Work-in-process	994	648
Finished goods and parts	4,373	4,006
Total FIFO value	8,891	6,649
Less adjustment to LIFO value	2,110	1,650
Inventories	$6,781	$4,999

16. PROPERTY AND DEPRECIATION

A summary of property and equipment at October 31, 2021 and November 1, 2020 in millions of dollars follows:

	Useful Lives*
	(Years)	2021	2020
Equipment Operations
Land		$293	$282
Buildings and building equipment	22	4,287	4,114
Machinery and equipment	11	6,123	5,936
Dies, patterns, tools, etc.	8	1,679	1,662
All other	5	1,165	1,115
Construction in progress		527	440
Total at cost		14,074	13,549
Less accumulated depreciation		8,291	7,771
Total		5,783	5,778
Financial Services
Land		4	4
Buildings and building equipment	26	65	65
All other	6	32	34
Total at cost		101	103
Less accumulated depreciation		64	64
Total		37	39
Property and equipment - net		$5,820	$5,817

*    Weighted-averages

Total property and equipment additions in 2021, 2020, and 2019 were $897 million, $815 million, and $1,107 million and depreciation was $830 million, $800 million, and $779 million, respectively. Capitalized interest was $3 million, $6 million, and $7 million in the same periods, respectively. The cost of leased property and equipment under finance leases of $131 million and $99 million and accumulated depreciation of $60 million and $36 million at October 31, 2021 and November 1, 2020, respectively, is included in property and equipment.

Capitalized software has an estimated useful life of three years. The amounts of total capitalized software costs, including purchased and internally developed software, classified as “Other assets” at October 31, 2021 and November 1, 2020 were $1,326 million and $1,339 million, less accumulated amortization of $1,044 million and $1,070 million, respectively. Capitalized interest on software was $2 million and $3 million at October 31, 2021 and November 1, 2020, respectively. Amortization of these software costs in 2021, 2020, and 2019 was $121 million, $133 million, and $150 million, respectively.

The cost of compliance with foreseeable environmental requirements has been accrued and did not have a material effect on the company’s consolidated financial statements.

17. GOODWILL AND OTHER INTANGIBLE ASSETS – NET

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Production &	Small Ag	Construction
	Precision Ag	& Turf	& Forestry	Total
November 3, 2019	$310	$264	$2,343	$2,917
Acquisitions (Note 4)	28			28
Translation adjustments and other	(5)	4	137	136
November 1, 2020	333	268	2,480	3,081
Acquisitions (Note 4)	201			201
Translation adjustments and other	8	(3)	4	9
October 31, 2021	$542	$265	$2,484	$3,291

There were no accumulated goodwill impairment losses in the reported periods.

The components of other intangible assets are as follows in millions of dollars:

	2021	2020
Amortized intangible assets:
Customer lists and relationships	$542	$535
Technology, patents, trademarks, and other	1,104	1,056
Total at cost	1,646	1,591
Less accumulated amortization:
Customer lists and relationships	151	113
Technology, patents, trademarks, and other	343	274
Total accumulated amortization	494	387
Amortized intangible assets	1,152	1,204
Unamortized intangible assets:
In-process research and development	123	123
Other intangible assets - net	$1,275	$1,327

Other intangible assets are stated at cost less accumulated amortization. The amortization of other intangible assets in 2021, 2020, and 2019 was $116 million, $102 million, and $109 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: 2022 - $113, 2023 - $112, 2024 - $108, 2025 - $105, and 2026 - $103.

18. TOTAL SHORT-TERM BORROWINGS

Total short-term borrowings at October 31, 2021 and November 1, 2020 consisted of the following in millions of dollars:

	2021	2020
Equipment Operations
Notes payable to banks	$273	$192
Finance lease obligations due within one year	23	21
Long-term borrowings due within one year	1,213	79
Total	1,509	292
Financial Services
Commercial paper	2,230	1,238
Notes payable to banks	63	182
Long-term borrowings due within one year*	7,117	6,870
Total	9,410	8,290
Short-term borrowings	10,919	8,582
Short-term securitization borrowings
Equipment Operations	10	26
Financial Services	4,595	4,656
Total	4,605	4,682
Total short-term borrowings	$15,524	$13,264

*    Includes unamortized fair value adjustments related to interest rate swaps.

The short-term securitization borrowings are secured by financing receivables (retail notes) on the balance sheet (see Note 14) and presented net of debt acquisition costs. Although these securitization borrowings are classified as short-term since payment is required if the retail notes are liquidated early, the payment schedule for these borrowings at October 31, 2021 based on the expected liquidation of the retail notes in millions of dollars is as follows: 2022 - $2,556, 2023 - $1,150, 2024 - $623, 2025 - $231, 2026 - $44, and later years - $6.

The weighted-average interest rates on total short-term borrowings, excluding current maturities of finance lease obligations and long-term borrowings, at October 31, 2021 and November 1, 2020 were .9 percent and 1.6 percent, respectively.

Lines of credit available from U.S. and foreign banks were $8,336 million at October 31, 2021. At October 31, 2021, $5,770 million of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at October 31, 2021 was a 364-day credit facility agreement of $3,000 million, expiring in fiscal April 2022. In addition, total credit lines included long-term credit facility agreements of $2,500 million, expiring in fiscal April 2025, and $2,500 million, expiring in fiscal March 2026. The agreements are mutually extendable and the annual facility fees are not significant. These credit agreements require Capital Corporation to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the company’s excess equity capacity and retained earnings balance free of restriction at October 31, 2021 was $15,388 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $28,579 million at October 31, 2021. All of these credit agreement requirements have been met during the periods included in the consolidated financial statements.

Deere & Company has an agreement with Capital Corporation pursuant to which it has agreed to continue to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation’s consolidated tangible net worth at not less than $50 million. This agreement also obligates Deere & Company to make payments to Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for each fiscal quarter. Deere & Company’s obligations to make payments to Capital Corporation under the agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations or other liabilities. Further, Deere & Company’s obligations under the agreement are not measured by the amount of Capital Corporation’s indebtedness, obligations, or other liabilities. Deere & Company’s obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation, or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. No payments were required under this agreement during the periods included in the consolidated financial statements. At October 31, 2021, Deere & Company indirectly owned 100 percent of the voting shares of Capital Corporation’s capital stock and Capital Corporation’s consolidated tangible net worth was $4,524 million.

19. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at October 31, 2021 and November 1, 2020 consisted of the following in millions of dollars:

	2021	2020
Equipment Operations
Accounts payable:
Trade payables	$2,967	$1,926
Dividends payable	329	244
Operating lease liabilities	279	297
Other	155	251
Accrued expenses:
Dealer sales discounts	1,636	1,682
Product warranties	1,312	1,105
Employee benefits	1,448	1,086
Accrued taxes	933	730
Unearned revenue	825	679
Other	1,171	1,114
Total	11,055	9,114

Financial Services
Accounts payable:
Deposits withheld from dealers and merchants	157	141
Collateral on derivatives		274
Other	210	194
Accrued expenses:
Unearned revenue	1,013	968
Accrued interest	165	181
Employee benefits	83	60
Other	387	309
Total	2,015	2,127
Eliminations*	865	1,129
Accounts payable and accrued expenses	$12,205	$10,112

*    Primarily sales incentive accruals with a right of set-off against trade receivables. At October 31, 2021 and November 1, 2020, $836 million and $1,073 million, respectively, of sales incentive accruals were classified as accrued expenses by the equipment operations as the related trade receivables had been sold to financial services.

20. LONG-TERM BORROWINGS

Long-term borrowings at October 31, 2021 and November 1, 2020 consisted of the following in millions of dollars:

	2021		2020
Equipment Operations
U.S. dollar notes and debentures:
8½% debentures due 2022			$105
2.60% notes due 2022			1,000
2.75% notes due 2025	$700		700
6.55% debentures due 2028	200		200
5.375% notes due 2029	500		500
3.10% notes due 2030	700		700
8.10% debentures due 2030	250		250
7.125% notes due 2031	300		300
3.90% notes due 2042	1,250		1,250
2.875% notes due 2049	500		500
3.75% notes due 2050	850		850
Euro notes:
.5% notes due 2023 (€500 principal)	584		584
1.375% notes due 2024 (€800 principal)	934		934
1.85% notes due 2028 (€600 principal)	701		700
2.20% notes due 2032 (€600 principal)	701		700
1.65% notes due 2039 (€650 principal)	759		759
Finance lease obligations and other notes	40		153
Less debt issuance costs and debt discounts	(54)		(61)
Total	8,915		10,124
Financial Services
Notes and debentures:
Medium-term notes due 2022 - 2031: (principal $22,647 - 2021, $20,996 - 2020) Average interest rates of 1.2% - 2021, 1.7% - 2020	22,899	*	21,661	*
Other notes	1,138		1,003
Less debt issuance costs and debt discounts	(64)		(54)
Total	23,973		22,610
Long-term borrowings**	$32,888		$32,734

*    Includes unamortized fair value adjustments related to interest rate swaps.

**  All interest rates are as of year-end.

The principal amounts of the equipment operations’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2022 - $1,214, 2023 - $585, 2024 - $935, 2025 - $700, and 2026 - $0. The principal amounts of the financial services’ long-term borrowings maturing in each of the next five years in millions of dollars are as follows: 2022 - $7,120, 2023 - $6,834, 2024 - $6,089, 2025 - $2,305, and 2026 - $3,373.

21. COMMITMENTS AND CONTINGENCIES

The company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) included in the following table totaled $774 million and $638 million at October 31, 2021 and November 1, 2020, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Warranty Liability/
	Unearned Premiums
	2021	2020
Beginning of year balance	$1,743	$1,800
Payments	(864)	(942)
Amortization of premiums received	(227)	(222)
Accruals for warranties	1,071	851
Premiums received	358	276
Foreign exchange	5	(20)
End of year balance	$2,086	$1,743

At October 31, 2021, the company had approximately $409 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At October 31, 2021, the company had accrued losses of approximately $6 million under these agreements. The maximum remaining term of the receivables guaranteed at October 31, 2021 was about six years.

At October 31, 2021, the company had commitments of approximately $254 million for the construction and acquisition of property and equipment. Also at October 31, 2021, the company had restricted assets of $68 million, classified as “Other assets.” See Note 14 for additional restricted assets associated with borrowings related to securitizations.

The company also had other miscellaneous contingent liabilities totaling approximately $75 million at October 31, 2021. The accrued liability for these contingencies was not material at October 31, 2021.

The company has commitments to extend credit to customers through lines of credit and other pre-approved credit arrangements. The amount of unused commitments to extend credit to John Deere dealers was approximately $14 billion at October 31, 2021. The amount of unused commitments to extend credit to retail customers was approximately $30 billion at October 31, 2021, primarily related to revolving charge accounts. A significant portion of these commitments is not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The company generally has the right to unconditionally cancel, alter, or amend the terms of these commitments at any time. The company recorded a provision for credit losses on unused commitments that are not unconditionally cancellable of $2 million in 2021.

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

22. CAPITAL STOCK

The $1 par value common stock of Deere & Company is listed on the New York Stock Exchange under the symbol “DE”. At October 31, 2021, there were 18,466 holders of record of the company’s common stock.

The number of common shares the company is authorized to issue is 1,200 million. The number of common shares issued at October 31, 2021, November 1, 2020, and November 3, 2019 was 536.4 million. The number of authorized preferred shares, none of which has been issued, is nine million.

The Board of Directors at a meeting in December 2019 authorized the repurchase of up to $8,000 million of common stock. At the end of fiscal year 2021, this repurchase program had $5,811 million (17.0 million shares based on the fiscal year end closing common stock price of $342.31 per share) remaining to be repurchased. Repurchases of the company’s common stock under this plan will be made from time to time, at the company’s discretion, in the open market.

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	2021	2020	2019
Net income attributable to Deere & Company	$5,963	$2,751	$3,253
Average shares outstanding	311.6	313.5	316.5
Basic per share	$19.14	$8.77	$10.28
Average shares outstanding	311.6	313.5	316.5
Effect of dilutive stock options	2.4	3.1	4.1
Total potential shares outstanding	314.0	316.6	320.6
Diluted per share	$18.99	$8.69	$10.15

All stock options outstanding were included in the computation except .6 million in 2020 and .7 million in 2019 that had an antidilutive effect under the treasury stock method.

23. STOCK OPTION AND RESTRICTED STOCK AWARDS

The company issues stock options and restricted stock unit awards to key employees under plans approved by stockholders. Restricted stock units are also issued to nonemployee directors for their services as directors under a plan approved by stockholders. Options are awarded with the exercise price equal to the market price and become exercisable in one to three years after grant. Options expire ten years after the date of grant. Restricted stock awards generally vest after three years. The compensation cost for stock options and service-based restricted stock units, which is based on the fair value at the grant date, is recognized on a straight-line basis over the requisite period the employee is required to render service. The compensation cost for performance/service-based units, which is based on the fair value at the grant date excluding dividends, is recognized over the employees’ requisite service period and periodically adjusted for the probable number of shares to be awarded. The company recognizes the effect of award forfeitures as an adjustment to compensation expense in the period the forfeiture occurs. According to these plans, at October 31, 2021, the company is authorized to grant an additional 17.7 million shares related to stock options or restricted stock units. The company currently uses shares that have been repurchased through its stock repurchase programs to satisfy share option exercises.

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

The assumptions used for the binomial lattice model to determine the fair value of options follow:

	2021	2020	2019
Risk-free interest rate*	.47%	1.67%	2.85%
Expected dividends	1.2%	1.8%	2.0%
Volatility*	31.0%	26.0%	30.0%
Expected term (in years)*	5.5	5.7	8.2

*    Weighted-averages

Stock option activity at October 31, 2021, and changes during 2021 in millions of dollars and shares follow:

			Remaining
			Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price*	(Years)	Value
Outstanding at beginning of year	3.7	$107.30
Granted	.3	254.83
Exercised	(1.5)	99.38
Outstanding at end of year	2.5	127.82	5.07	$527.3
Exercisable at end of year	1.9	103.25	4.00	445.0

*    Weighted-averages

The weighted-average grant-date fair values of options granted during 2021, 2020, and 2019 were $62.73, $35.83, and $46.96, respectively. The total intrinsic values of options exercised during 2021, 2020, and 2019 were $318 million, $398 million, and $186 million, respectively. During 2021, 2020, and 2019, cash received from stock option exercises was $148 million, $331 million, and $178 million, respectively, with tax benefits of $71 million, $93 million, and $44 million, respectively.

The service-only based units award one share of common stock for each unit at the end of the vesting period and include dividend equivalent payments. The performance/service based units are subject to a performance metric based on the company’s compound annual revenue growth rate, compared to a benchmark group of companies over the vesting period. The performance/service based units award common stock in a range of zero to 200 percent for each unit granted based on the level of the metric achieved and do not include dividend equivalent payments over the vesting period. The weighted-average fair values of the service-only based units at the grant dates during 2021, 2020, and 2019 were $258.86, $168.94, and $149.54 per unit, respectively, based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date during 2021, 2020, and 2019 were $245.73, $160.81, and $140.49 per unit, respectively, based on the market price of a share of underlying common stock excluding dividends.

The company’s restricted stock units at October 31, 2021 and changes during 2021 in millions of shares follow:

		Grant-Date
	Shares	Fair Value*
Service-only based
Nonvested at beginning of year	.9	$155.47
Granted	.2	258.86
Vested	(.5)	190.87
Forfeited	(.1)	163.16
Nonvested at end of year	.5	190.87
Performance/service based
Nonvested at beginning of year	.2	$147.55
Granted	.1	245.73
Vested	(.2)	145.16
Performance change	.1	144.98
Nonvested at end of year	.2	171.82

* Weighted-averages

During 2021, 2020, and 2019, the total share-based compensation expense was $82 million, $81 million, and $82 million, respectively, with recognized income tax benefits of $16 million, $19 million, and $20 million, respectively. At October 31, 2021, there was $63 million of total unrecognized compensation cost from share-based compensation arrangements granted under the plans, which is related to restricted shares and options. This compensation is expected to be recognized over a weighted-average period of approximately two years. The total grant-date fair values of stock options and restricted shares vested during 2021, 2020, and 2019 were $93 million, $79 million, and $66 million, respectively.

24. OTHER COMPREHENSIVE INCOME ITEMS

The after-tax components of accumulated other comprehensive income at October 31, 2021, November 1, 2020, and November 3, 2019 in millions of dollars follow:

	2021	2020	2019
Retirement benefits adjustment	$(1,034)	$(3,918)	$(3,915)
Cumulative translation adjustment	(1,478)	(1,596)	(1,651)
Unrealized loss on derivatives	(42)	(58)	(60)
Unrealized gain on debt securities	15	33	19
Total accumulated other comprehensive income (loss)	$(2,539)	$(5,539)	$(5,607)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars:

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2021
Cumulative translation adjustment:
Unrealized translation gain (loss)	$112		$112
Reclassification of realized (gain) loss to:
Equity in (income) loss of unconsolidated affiliates	6		6
Net unrealized translation gain (loss)	118		118
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	8	$(2)	6
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	13	(3)	10
Net unrealized gain (loss) on derivatives	21	(5)	16
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(21)	3	(18)
Net unrealized gain (loss) on debt securities	(21)	3	(18)
Retirement benefits adjustment:
Net actuarial gain (loss)	3,492	(845)	2,647
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	283	(69)	214
Prior service (credit) cost	8	(2)	6
Settlements	22	(5)	17
Net unrealized gain (loss) on retirement benefits adjustment	3,805	(921)	2,884
Total other comprehensive income (loss)	$3,923	$(923)	$3,000

*    These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2020
Cumulative translation adjustment:
Unrealized translation gain (loss)	$18	$1	$19
Reclassification of realized (gain) loss to:
Other operating expenses	13		13
Equity in (income) loss of unconsolidated affiliates	23		23
Net unrealized translation gain (loss)	54	1	55
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(18)	2	(16)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	21	(3)	18
Net unrealized gain (loss) on derivatives	3	(1)	2
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	17	(3)	14
Net unrealized gain (loss) on debt securities	17	(3)	14
Retirement benefits adjustment:
Net actuarial gain (loss)	(302)	65	(237)
Reclassification primarily to other operating expenses through amortization of: *
Actuarial (gain) loss	278	(68)	210
Prior service (credit) cost	7	(2)	5
Settlements	26	(7)	19
Net unrealized gain (loss) on retirement benefits adjustment	9	(12)	(3)
Total other comprehensive income (loss)	$83	$(15)	$68

*    These accumulated other comprehensive income amounts are primarily included in net periodic pension and OPEB costs. See Note 8 for additional detail.

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2019
Cumulative translation adjustment	$(447)	$(1)	$(448)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(92)	21	(71)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(5)	1	(4)
Net unrealized gain (loss) on derivatives	(97)	22	(75)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	36	(7)	29
Net unrealized gain (loss) on debt securities	36	(7)	29
Retirement benefits adjustment:
Net actuarial gain (loss)	(1,028)	274	(754)
Reclassification to other operating expenses through amortization of: *
Actuarial (gain) loss	159	(39)	120
Prior service (credit) cost	(61)	15	(46)
Settlements	3	(1)	2
Net unrealized gain (loss) on retirement benefits adjustment	(927)	249	(678)
Total other comprehensive income (loss)	$(1,435)	$263	$(1,172)

*    These accumulated other comprehensive income amounts are included in net periodic pension and OPEB costs. See Note 8 for additional detail.

25. LEASES

The company is both a lessee and a lessor. The company leases for its own use primarily warehouse facilities, office space, production equipment, information technology equipment, and vehicles. The expected use periods generally range from less than one year to 20 years. The company’s financial services segment leases to users equipment produced or sold by the company, and a limited amount of other equipment. These leases are usually written for periods of less than one year to seven years. The company determines if an arrangement is or contains a lease at the contract inception.

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

The lease expense by type consisted of the following in millions of dollars:

	2021	2020
Operating lease expense	$116	$126
Short-term lease expense	29	23
Variable lease expense	53	41
Finance lease:
Depreciation expense	26	20
Interest on lease liabilities	1	2
Total lease expense	$225	$212

Operating and finance lease right of use assets and lease liabilities follow in millions of dollars:

	2021	2020
Operating leases:
Other assets	$291	$324
Accounts payable and accrued expenses	279	305

Finance leases:
Property and equipment — net	$71	$63

Short-term borrowings	23	21
Long-term borrowings	38	39
Total finance lease liabilities	$61	$60

The weighted-average remaining lease terms in years and discount rates follows:

	2021	2020
Weighted-average remaining lease terms:
Operating leases	5	5
Finance leases	2	3

Weighted-average discount rates:
Operating leases	2.3%	2.1%
Finance leases	2.3%	2.2%

Lease payment amounts in each of the next five years at October 31, 2021 follow in millions of dollars:

	Operating	Finance
Due in:	Leases	Leases
2022	$83	$25
2023	69	19
2024	54	11
2025	32	5
2026	15	1
Later years	41	3
Total lease payments	294	64
Less imputed interest	15	3
Total lease liabilities	$279	$61

Cash paid for amounts included in the measurement of lease liabilities follows in millions of dollars:

	2021	2020
Operating cash flows from operating leases	$104	$124
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	25	17

Right of use assets obtained in exchange for lease liabilities follow in millions of dollars:

	2021	2020
Operating leases	$101	$40
Finance leases	27	46

Lessor

The company leases equipment manufactured or sold by the company and a limited amount of non-John Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in “Financing receivables - net” on the consolidated balance sheet. Operating leases are reported in “Equipment on operating leases - net” on the consolidated balance sheet.

Leases offered by the company may include early termination and renewal options. At the end of a lease, the lessee generally has the option to purchase the underlying equipment for a fixed price or return it to the dealer. If the equipment is returned to the dealer, the dealer also has the option to purchase the equipment or return it to the company for remarketing.

The company estimates the residual values for operating leases at lease inception based on several factors, including lease term, expected hours of usage, historical wholesale sale prices, return experience, intended use of the equipment, market dynamics and trends, and dealer residual guarantees. The company reviews residual value estimates during the lease term and tests the carrying value of its operating lease assets for impairment when events or circumstances necessitate. The depreciation is adjusted on a straight-line basis over the remaining lease term if residual value estimates change. Lease agreements include usage limits and specifications on machine condition, which allow the company to assess lessees for excess use or damages to the underlying equipment. In 2020 and 2019, the company recorded impairment losses on operating leases of $22 million and $59 million, respectively, due to higher expected equipment return rates and lower estimated values of used construction equipment. Operating lease impairments were recorded in “Other operating expenses.”

The company has elected to combine lease and nonlease components. The nonlease components primarily relate to preventative maintenance and extended warranty agreements financed by the retail customer. The company has also elected to report consideration related to sales and value added taxes net of the related tax expense. Property taxes on leased assets are recorded on a gross basis in “Finance and interest income” and “Other operating expenses” on the statement of consolidated income. Variable lease revenues primarily relate to property taxes on leased assets in certain markets and late fees. Variable lease revenues also include excess use and damage fees of $7 million and $8 million for 2021 and 2020, respectively, which were reported in “Other income” on the statement of consolidated income.

Due to the significant, negative effects of COVID, the company provided short-term relief to lessees during 2020, and to a much lesser extent in 2021. The relief, which included payment deferrals of three months or less, was provided in regional programs and on a case-by-case basis with customers that were generally current in their payment obligations. The operating leases granted relief represented approximately 2 percent and 4 percent of the company’s operating lease portfolio at October 31, 2021 and November 1, 2020, respectively. The majority of operating leases granted short-term relief are beyond the deferral period and have resumed making payments. See Note 13 for sales-type and direct financing leases provided payment relief.

Lease revenues earned by the company follow in millions of dollars:

	2021	2020
Sales-type and direct finance lease revenues	$145	$135
Operating lease revenues	1,423	1,469
Variable lease revenues	30	31
Total lease revenues	$1,598	$1,635

At the time of accepting a lease that qualifies as a sales-type or direct financing lease, the company records the gross amount of lease payments receivable, estimated residual value of the leased equipment, and unearned finance income. The unearned finance income is recognized as revenue over the lease term using the interest method.

Sales-type and direct financing lease receivables by market follow in millions of dollars:

	2021	2020
Agriculture and turf	$1,131	$985
Construction and forestry	1,284	1,030
Total	2,415	2,015
Guaranteed residual values	394	278
Unguaranteed residual values	70	71
Less unearned finance income	(258)	(217)
Financing lease receivables	$2,621	$2,147

Scheduled payments, including guaranteed residual values, on sales-type and direct financing lease receivables at October 31, 2021 follow in millions of dollars:

Due in:	2021
2022	$1,223
2023	712
2024	461
2025	229
2026	161
Later years	23
Total	$2,809

Lease payments from operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the terms of the leases.

The cost of equipment on operating leases by market follow in millions of dollars:

	2021	2020
Agriculture and turf	$7,317	$7,366
Construction and forestry	1,616	1,921
Total	8,933	9,287
Less accumulated depreciation	(1,945)	(1,989)
Equipment on operating leases - net	$6,988	$7,298

The total operating lease residual values at October 31, 2021 and November 1, 2020 were $5,025 million and $5,254 million, respectively. Certain operating leases are subject to residual value guarantees. The total residual value guarantees were $950 million and $757 million at October 31, 2021 and November 1, 2020, respectively. The residual value guarantees at October 31, 2021 and November 1, 2020 include $3 million and $5 million, respectively, of dealer deposits available for potential losses on residual values.

The equipment is depreciated on a straight-line basis over the term of the lease. The corresponding depreciation expense was $983 million in 2021, $1,083 million in 2020, and $981 million in 2019.

Lease payments for equipment on operating leases at October 31, 2021 were scheduled as follows in millions of dollars:

Due in:	2021
2022	$1,027
2023	693
2024	409
2025	207
2026	50
Later years	6
Total	$2,392

Past due balances of operating leases represent the total balance held (net book value plus accrued lease payments) and still accruing financing income with any payment amounts 30 days or more past the contractual payment due date. These amounts were $70 million and $87 million at October 31, 2021 and November 1, 2020, respectively. The delinquency status of operating leases granted relief due to COVID is based on the modified payment schedule.

The company discusses with lessees and dealers options to purchase the equipment or extend the lease prior to lease maturity. Equipment returned to the company upon termination of leases is remarketed by the company and recorded in “Other assets” at the lower of net book value or estimated fair value of the equipment less costs to sell and is not depreciated. The matured operating lease inventory balances at October 31, 2021 and November 1, 2020 were $30 million and $70 million, respectively. In 2020, the company recorded impairment losses on matured operating lease inventory of $10 million due to lower estimated values of used construction equipment. Impairment losses on matured operating lease inventory were included in “Other operating expenses.”

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

The fair values of financial instruments that do not approximate the carrying values at October 31, 2021 and November 1, 2020 in millions of dollars follow:

	2021		2020
	Carrying	Fair	Carrying	Fair
	Value	Value*	Value	Value*
Financing receivables – net:
Equipment operations	$73	$68	$105	$103
Financial services	33,726	33,650	29,645	29,838
Total	$33,799	$33,718	$29,750	$29,941
Financing receivables securitized – net:
Equipment operations	$10	$10	$26	$26
Financial services	4,649	4,694	4,677	4,773
Total	$4,659	$4,704	$4,703	$4,799
Short-term securitization borrowings:
Equipment operations	$10	$10	$26	$26
Financial services	4,595	4,600	4,656	4,698
Total	$4,605	$4,610	$4,682	$4,724
Long-term borrowings due within one year:**
Equipment operations	$1,213	$1,222	$79	$78
Financial services	7,117	7,142	6,870	6,936
Total	$8,330	$8,364	$6,949	$7,014
Long-term borrowings:**
Equipment operations	$8,877	$10,244	$10,085	$11,837
Financial services	23,973	24,262	22,610	23,170
Total	$32,850	$34,506	$32,695	$35,007

*    Fair value measurements above were Level 3 for all financing receivables, Level 3 for equipment operations short-term securitization borrowings, and Level 2 for all other borrowings.

**	Values exclude finance lease liabilities that are presented as borrowings (see Note 25).

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

Assets and liabilities measured at October 31, 2021 and November 1, 2020 at fair value on a recurring basis in millions of dollars follow, excluding the company’s cash equivalents, which were carried at cost that approximates fair value and consisted primarily of money market funds and time deposits. Level 3 marketable securities were transferred to Level 2 in 2021.

	2021	2020
Level 1:
Marketable securities
U.S. equity fund	$75	$62
International equity securities	2	2
U.S. government debt securities	59	55
Total Level 1 marketable securities	136	119

Level 2:
Marketable securities
U.S. government debt securities	139	113
Municipal debt securities	73	68
Corporate debt securities	224	188
International debt securities	2	2
Mortgage-backed securities*	154	147
Total Level 2 marketable securities	592	518
Other assets
Derivatives:
Interest rate contracts	239	669
Foreign exchange contracts	31	48
Cross-currency interest rate contracts	5	8
Total Level 2 other assets	275	725
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	132	88
Foreign exchange contracts	94	26
Cross-currency interest rate contracts	2	1
Total Level 2 accounts payable and accrued expenses	228	115

Level 3:
Marketable securities
International debt securities		4

*    Primarily issued by U.S. government sponsored enterprises.

Fair value, nonrecurring measurements from impairments at October 31, 2021 and November 1, 2020 in millions of dollars follow:

	Fair Value		Losses
	2021	2020	2021	2020	2019
Other receivables [1]		$1		$2
Equipment on operating leases – net [2]		$371		$22	$59
Property and equipment – net [3]	$41	$135	$44	$102
Investments in unconsolidated affiliates [4]		$19		$50
Other intangible assets – net				$2
Other assets [5]	$1	$59	$6	$16	$18

1 Fair value as of August 2, 2020.

2 Fair value as of May 3, 2020.

3 2021 fair value of $41 million at January 31, 2021. 2020 fair value of $70 million at May 3, 2020, $8 million at August 2, 2020, and $57 million at November 1, 2020.

4 Fair value as of November 1, 2020.

5 2021 fair value as of January 31, 2021. 2020 fair value as of May 3, 2020.

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

Equipment on operating leases – net – The impairments are based on an income approach (discounted cash flow), using the contractual payments, plus an estimate of return rates and equipment sale price at lease maturity. Inputs include historical return rates and realized sales values (see Note 5).

Property and equipment – net – The impairments are measured at the lower of the carrying amount, or fair value. The valuations were based on cost and market approaches. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence, or quoted prices when available (see Note 5).

Investment in unconsolidated affiliates – Other than temporary impairments for investments are measured as the difference between the implied fair value or the estimated realization amount, and the carrying value. The fair value for publicly traded entities is the share price multiplied by the shares owned, or the estimated realization amount (see Note 5).

Other intangible assets – net – The impairment was measured at the remaining net book value of customer relationships related to a closed factory operation (see Note 5).

Other assets – The impairments of the matured operating lease inventory were measured at the fair value of that equipment. The valuations were based on a market approach. The inputs include sales of comparable assets. The impairment of the German lawn mower business was measured at the estimated realizable value. Fair value was based on estimates of the final sale price (see Note 5).

27. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

Certain interest rate and cross-currency interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at October 31, 2021 and November 1, 2020 were $2,700 million and $1,550 million, respectively. During 2019, the company hedged a portion of its exposure to interest rate changes on a forecasted debt issuance using an interest rate contract with a term of 30 years. The hedge was terminated upon issuance of the debt, resulting in a fair value loss of $70 million. Fair value gains or losses on cash flow hedges were recorded in OCI and are subsequently reclassified into interest expense or other operating expenses (foreign currency exchange) in the same periods during which the hedged transactions impact earnings. These amounts offset the effects of interest rate or foreign currency exchange rate changes on the related borrowings. The cash flows from these contracts were recorded in operating activities in the statement of consolidated cash flows.

The amount of loss recorded in OCI at October 31, 2021 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is approximately $4 million after-tax. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at October 31, 2021 and November 1, 2020 were $8,043 million and $7,239 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded, at October 31, 2021 and November 1, 2020, in the consolidated balance sheet related to borrowings designated in fair value hedging relationships in millions of dollars follow:

		Cumulative Increase (Decrease) of
		Fair Value Hedging Adjustments
	Carrying	Included in the Carrying Amount
	Amount of	Active
	Hedged	Hedging	Discontinued
	Item	Relationships	Relationships	Total
2021
Long-term borrowings due within one year*	$189	$3	$(2)	$1
Long-term borrowings	8,070	29	223	252
2020
Long-term borrowings due within one year*	$155	$2	$3	$5
Long-term borrowings	7,725	543	122	665

*    Presented in short-term borrowings.

Derivatives Not Designated as Hedging Instruments

The company has certain interest rate contracts (swaps), foreign currency exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures primarily for certain borrowings, purchases or sales of inventory, and below market retail financing programs. The total notional amounts of the interest rate swaps at October 31, 2021 and November 1, 2020 were $10,848 million and $8,514 million, the foreign currency exchange contracts were $7,584 million and $4,903 million, and the cross-currency interest rate contracts were $238 million and $113 million, respectively. The fair value gains or losses from the interest rate contracts were recognized currently in interest expense and the gains or losses from foreign currency exchange contracts in cost of sales or other operating expenses, generally offsetting over time the expenses on the exposures being hedged. The cash flows from these non-designated contracts were recorded in operating activities in the statement of consolidated cash flows.

Fair values of derivative instruments in the consolidated balance sheet at October 31, 2021 and November 1, 2020 in millions of dollars follow:

	2021	2020
Other Assets
Designated as hedging instruments:
Interest rate contracts	$166	$586
Not designated as hedging instruments:
Interest rate contracts	73	83
Foreign exchange contracts	31	48
Cross-currency interest rate contracts	5	8
Total not designated	109	139
Total derivative assets	$275	$725
Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$99	$14
Not designated as hedging instruments:
Interest rate contracts	33	74
Foreign exchange contracts	94	26
Cross-currency interest rate contracts	2	1
Total not designated	129	101
Total derivative liabilities	$228	$115

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	2021	2020	2019
Fair Value Hedges
Interest rate contracts – Interest expense	$(236)	$496	$589

Cash Flow Hedges
Recognized in OCI:
Interest rate contracts – OCI (pretax)	8	(18)	(92)

Reclassified from OCI:
Interest rate contracts – Interest expense	(13)	(21)	5

Not Designated as Hedges
Interest rate contracts – Net sales	$13	$(23)	$(23)
Interest rate contracts – Interest expense*	14	(2)	(32)
Foreign exchange contracts – Cost of sales	(101)	93	(18)
Foreign exchange contracts – Other operating expenses*	(262)	122	97
Total not designated	$(336)	$190	$24

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

Certain of the company’s derivative agreements contain credit support provisions that may require the company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at October 31, 2021 and November 1, 2020, was $135 million and $89 million, respectively. In accordance with the limits established in these agreements, the company posted no cash collateral at October 31, 2021 or November 1, 2020. In addition, the company paid $8 million of collateral either in cash or pledged securities that was outstanding at both October 31, 2021 and November 1, 2020 to participate in an international futures market to hedge currency exposure, not included in the table below.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and collateral at October 31, 2021 and November 1, 2020 in millions of dollars follows:

	Gross Amounts	Netting		Net
	Recognized	Arrangements	Collateral	Amount
2021
Assets	$275	$(105)		$170
Liabilities	228	(105)	$(5)	118
2020
Assets	$725	$(93)	$(274)	$358
Liabilities	115	(93)		22

28. SEGMENT AND GEOGRAPHIC AREA DATA

In fiscal year 2021, the company implemented a new operating model and reporting structure. With this change, the company’s agriculture and turf operations were divided into two new segments: production and precision agriculture and small agriculture and turf. There were no changes to the construction and forestry and financial services segments. This presentation is consistent with how the chief operating decision maker assesses the performance of the segments and makes decisions about resource allocations. The company’s operations are presently organized and reported in four business segments described as follows:

The production and precision agriculture segment defines, develops, and delivers global equipment and technology solutions to unlock customer value for production-scale growers of large grains, small grains, cotton, and sugar. Main products include large and certain mid-size tractors, combines, cotton pickers, sugarcane harvesters and loaders, and soil preparation, seeding, application and crop care equipment.

The small agriculture and turf segment defines, develops, and delivers global equipment and technology solutions to unlock customer value for dairy and livestock producers, high-value crop producers, and turf and utility customers. The segment’s primary products include certain mid-size and small tractors, as well as hay and forage equipment, riding and commercial lawn equipment, golf course equipment, and utility vehicles.

The construction and forestry segment defines, develops, and delivers a broad range of machines and technology solutions organized along the earthmoving, forestry, and roadbuilding production systems. The segment’s primary products include crawler dozers and loaders, four-wheel-drive loaders, excavators, skid-steer loaders, milling machines, and log harvesters.

The products and services produced by the segments above are marketed primarily through independent retail dealer networks and major retail outlets, and, as it relates to roadbuilding products in certain markets outside the U.S. and Canada, primarily through company-owned sales and service subsidiaries.

The financial services segment primarily finances sales and leases by John Deere dealers of new and used production and precision agriculture equipment, small agriculture and turf equipment, and construction and forestry equipment. In addition, the financial services segment provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts, and offers extended equipment warranties.

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

Information relating to operations by operating segment in millions of dollars follows for the years ended October 31, 2021, November 1, 2020 and November 3, 2019. In addition to the following unaffiliated sales and revenues by segment, intersegment sales and revenues in 2021, 2020, and 2019 were as follows: production and precision agriculture net sales of $27 million, $22 million, and $31 million; small agriculture and turf net sales of $11 million, $2 million, and $3 million; construction and forestry had no intersegment sales in 2021, $1 million in 2020, and $1 million in 2019; and financial services revenues of $246 million, $278 million, and $348 million, respectively.

OPERATING SEGMENTS	2021	2020	2019
Net sales and revenues
Unaffiliated customers:
Production & precision ag net sales	$16,509	$12,962	$13,364
Small ag & turf net sales	11,860	9,363	10,302
Construction & forestry net sales	11,368	8,947	11,220
Financial services revenues	3,548	3,589	3,621
Other revenues*	739	679	751
Total	$44,024	$35,540	$39,258

*    Other revenues are primarily the equipment operations’ revenues for finance and interest income, and other income.

OPERATING SEGMENTS	2021	2020	2019
Operating profit
Production & precision ag	$3,334	$1,969	$1,729
Small ag & turf	2,045	1,000	777
Construction & forestry	1,489	590	1,215
Financial services*	1,144	746	694
Total operating profit*	8,012	4,305	4,415
Interest income	82	62	85
Interest expense	(368)	(329)	(256)
Foreign exchange gains (losses) from equipment operations’ financing activities	(45)	17	(22)
Pension and OPEB benefit (cost), excluding service cost component	183	31	67
Corporate expenses – net	(241)	(251)	(180)
Income taxes	(1,658)	(1,082)	(852)
Total	(2,047)	(1,552)	(1,158)
Net income	5,965	2,753	3,257
Less: Net income attributable to noncontrolling interests	2	2	4
Net income attributable to Deere & Company	$5,963	$2,751	$3,253

*    Operating profit of the financial services business segment includes the effect of its interest expense and foreign exchange gains or losses.

Interest income*
Production & precision ag	$21	$22	$16
Small ag & turf	21	16	6
Construction & forestry	10	12	11
Financial services	1,999	2,122	2,316
Corporate	82	62	85
Intercompany	(279)	(272)	(360)
Total	$1,854	$1,962	$2,074

*    Does not include finance rental income for equipment on operating leases.

Interest expense
Production & precision ag	$84	$76	$87
Small ag & turf	87	111	158
Construction & forestry	46	61	91
Financial services	687	942	1,234
Corporate	368	329	256
Intercompany	(279)	(272)	(360)
Total	$993	$1,247	$1,466

Depreciation* and amortization expense
Production & precision ag	$495	$480	$475
Small ag & turf	245	247	248
Construction & forestry	303	289	292
Financial services	1,140	1,227	1,135
Intercompany	(133)	(125)	(131)
Total	$2,050	$2,118	$2,019

*    Includes depreciation for equipment on operating leases.

(continued)

OPERATING SEGMENTS	2021	2020	2019
Equity in income (loss) of unconsolidated affiliates
Small ag & turf	$2	$2	$6
Construction & forestry	16	(52)	14
Financial services	3	2	1
Total	$21	$(48)	$21

Identifiable operating assets
Production & precision ag	$7,021	$5,708	$6,149
Small ag & turf	3,959	3,266	3,656
Construction & forestry	6,457	6,322	7,044
Financial services	51,624	48,719	48,483
Corporate*	15,053	11,076	7,679
Total	$84,114	$75,091	$73,011

*    Corporate assets are primarily the equipment operations’ retirement benefits, deferred income tax assets, goodwill, marketable securities, and cash and cash equivalents.

Capital additions
Production & precision ag	$458	$431	$595
Small ag & turf	253	223	264
Construction & forestry	183	157	245
Financial services	3	4	3
Total	$897	$815	$1,107

Investments in unconsolidated affiliates
Production & precision ag		$1	$1
Small ag & turf	$31	29	27
Construction & forestry	122	144	171
Financial services	22	19	16
Total	$175	$193	$215

The company views and has historically disclosed its operations as consisting of two geographic areas (the U.S. and Canada, and outside the U.S. and Canada) for net sales and revenues and operating profit shown below in millions of dollars. No individual foreign country’s net sales and revenues were material for disclosure purposes. For property and equipment, a material amount does reside in the country of Germany, separately disclosed below in millions of dollars.

GEOGRAPHIC AREAS	2021	2020	2019
Net sales and revenues
Unaffiliated customers:
U.S. and Canada	$25,829	$21,386	$23,746
Outside U.S. and Canada	18,195	14,154	15,512
Total	$44,024	$35,540	$39,258

Operating profit
U.S. and Canada	$4,774	$2,775	$2,841
Outside U.S. and Canada	3,238	1,530	1,574
Total	$8,012	$4,305	$4,415

Property and equipment
U.S. and Canada	$3,164	$3,178	$3,197
Germany	1,096	1,113	1,137
Other countries	1,560	1,526	1,639
Total	$5,820	$5,817	$5,973

29. SUBSEQUENT EVENTS

In November 2021, the company renewed its outstanding bank conduit facility revolving credit agreement, which reduced the facility capacity from $2,000 million to $1,000 million. As a result of the facility renewal at a reduced capacity, the company repurchased $511 million of outstanding short-term securitization borrowings in November 2021, in addition to the normal monthly collection of payments on the retail notes.

On November 17, 2021, employees represented by the UAW approved a new collective bargaining agreement and terminated a strike that began on October 14, 2021. The agreement, which has a term of six years, covers the wages, hours, benefits, and other terms and conditions of employment for the company’s UAW-represented employees at 14 U.S. facilities. The labor agreement includes a lump sum ratification bonus payment of $8,500 per eligible employee, totaling $90 million, and an immediate wage increase of 10 percent plus further wage increases over the term of the contract. The lump sum payment will be expensed in the first quarter of 2022. The company remeasured the U.S. hourly pension plan as of November 30, 2021 due to the new collective bargaining agreement, which decreased the plan’s funded status by approximately $495 million and will increase pension expense in 2022 by nearly $80 million. The U.S. hourly pension plan changes will continue to impact pension expense through the remaining term of the contract as well as years beyond the current contract as employees continue to accumulate years of service. The UAW strike is expected to have an adverse effect on the company’s results of operations for the three months ending January 30, 2022 as a result of reduced production and shipments.

On November 30, 2021, the company voluntarily contributed $1,000 million to a U.S. OPEB plan. The expected return on this contribution was included in the 2022 pension and OPEB cost estimates in the MD&A.

A quarterly dividend of $1.05 per share was declared at the Board of Directors meeting on December 8, 2021, payable on February 8, 2022 to stockholders of record on December 31, 2021.

On December 14, 2021, the company announced a definitive agreement to acquire majority ownership in Kreisel Electric, Inc. (Kreisel), a battery technology provider based in Austria. Kreisel has differentiated battery technology for high-performance and off-highway applications as well as charging infrastructure offerings globally and across multiple end markets. This will provide Deere with the high-density battery technology necessary to optimally integrate and efficiently design vehicles and power trains while leveraging Kreisel’s charging technology to build out infrastructure to enable global customer adoption. The transaction is expected to close in the first half of fiscal year 2022, subject to the receipt of certain required regulatory approvals and satisfaction of certain other customary closing conditions. Total cash consideration will be €221 million and paid out of cash on hand. Kreisel will be allocated amongst the company’s production and precision agriculture, small agriculture and turf, and construction and forestry segments.

DEERE & COMPANY

SELECTED FINANCIAL DATA

(Dollars in millions except per share amounts)

	2021	2020	2019	2018	2017	2016	2015	2014	2013	2012
Net sales and revenues	$44,024	$35,540	$39,258	$37,358	$29,738	$26,644	$28,863	$36,067	$37,795	$36,157
Net sales	39,737	31,272	34,886	33,351	25,885	23,387	25,775	32,961	34,998	33,501
Finance and interest income	3,296	3,450	3,493	3,107	2,732	2,511	2,381	2,282	2,115	1,981
Research and development expenses	1,587	1,644	1,783	1,658	1,373	1,394	1,410	1,437	1,445	1,409
Selling, administrative and general expenses	3,383	3,477	3,551	3,455	3,098	2,791	2,868	3,266	3,558	3,369
Interest expense	993	1,247	1,466	1,204	899	764	680	664	741	783
Net income*	5,963	2,751	3,253	2,368	2,159	1,524	1,940	3,162	3,537	3,065
Return on net sales	15.0%	8.8%	9.3%	7.1%	8.3%	6.5%	7.5%	9.6%	10.1%	9.1%
Return on beginning Deere & Company stockholders’ equity	46.1%	24.1%	28.8%	24.8%	33.1%	22.6%	21.4%	30.8%	51.7%	45.1%
Comprehensive income*	8,963	2,819	2,081	3,222	3,221	627	994	2,072	5,416	2,171

Net income per share – basic*	$19.14	$8.77	$10.28	$7.34	$6.76	$4.83	$5.81	$8.71	$9.18	$7.72
– diluted*	18.99	8.69	10.15	7.24	6.68	4.81	5.77	8.63	9.09	7.63
Dividends declared per share	3.61	3.04	3.04	2.58	2.40	2.40	2.40	2.22	1.99	1.79
Dividends paid per share	3.32	3.04	2.97	2.49	2.40	2.40	2.40	2.13	1.94	1.74
Average number of common shares outstanding (in millions) – basic	311.6	313.5	316.5	322.6	319.5	315.2	333.6	363.0	385.3	397.1
– diluted	314.0	316.6	320.6	327.3	323.3	316.6	336.0	366.1	389.2	401.5

Total assets	$84,114	$75,091	$73,011	$70,108	$65,786	$57,918	$57,883	$61,267	$59,454	$56,193
Trade accounts and notes receivable – net	4,208	4,171	5,230	5,004	3,925	3,011	3,051	3,278	3,758	3,799
Financing receivables – net	33,799	29,750	29,195	27,054	25,104	23,702	24,809	27,422	25,633	22,159
Financing receivables securitized – net	4,659	4,703	4,383	4,022	4,159	5,127	4,835	4,602	4,153	3,618
Equipment on operating leases – net	6,988	7,298	7,567	7,165	6,594	5,902	4,970	4,016	3,152	2,528
Inventories	6,781	4,999	5,975	6,149	3,904	3,341	3,817	4,210	4,935	5,170
Property and equipment – net	5,820	5,817	5,973	5,868	5,068	5,171	5,181	5,578	5,467	5,012
Short-term borrowings:
Equipment operations	1,509	292	987	1,434	375	249	464	434	1,080	425
Financial services	9,410	8,290	9,797	9,628	9,660	6,662	7,961	7,584	7,707	5,966
Total	10,919	8,582	10,784	11,062	10,035	6,911	8,425	8,018	8,787	6,391
Short-term securitization borrowings:
Equipment operations	10	26	44	75
Financial services	4,595	4,656	4,277	3,882	4,119	4,998	4,585	4,553	4,103	3,569
Total	4,605	4,682	4,321	3,957	4,119	4,998	4,585	4,553	4,103	3,569
Long-term borrowings:
Equipment operations	8,915	10,124	5,415	4,714	5,491	4,565	4,439	4,619	4,845	5,418
Financial services	23,973	22,610	24,814	22,523	20,400	19,138	19,336	19,699	16,673	16,970
Total	32,888	32,734	30,229	27,237	25,891	23,703	23,775	24,318	21,518	22,388
Total Deere & Company stockholders’ equity	18,431	12,937	11,413	11,288	9,557	6,520	6,743	9,063	10,266	6,842

Book value per share*	$59.83	$41.25	$36.45	$35.45	$29.70	$20.71	$21.29	$26.23	$27.46	$17.64
Capital expenditures	$867	$762	$1,084	$969	$586	$668	$655	$1,004	$1,132	$1,360
Number of employees (at year end)	75,550	69,634	73,489	74,413	60,476	56,767	57,180	59,623	67,044	66,859

*     Attributable to Deere & Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Deere & Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the "Company") as of October 31, 2021 and November 1, 2020, the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholders' equity, and consolidated cash flows for each of the three years in the period ended October 31, 2021, and the related notes (collectively referred to as the "financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and November 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 16, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Sales Incentives — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The sales incentive accrual at October 31, 2021 was $1,680 million, of which $880 million is recorded within trade accounts and notes receivable – net and $800 million is recorded within accounts payable and accrued expenses. At the time a sale to a dealer is recognized, the Company records an estimate of the future sales incentive costs as a reduction to the sales price. These incentives may be based on a dealer’s purchase volume, or on retail sales incentive programs for allowances and financing programs that will be due when the dealer sells the equipment to a retail customer. The estimated cost of these programs is based on historical data, announced and expected incentive programs, field inventory levels and forecasted sales volumes. The final cost of these programs is determined at the end of the measurement period for volume-based incentives or when the dealer sells the equipment to the retail customer. This is due to numerous programs available at any particular time and new programs that may be announced after the Company records the equipment sale. Changes in the mix and types of programs affect these estimates, which are reviewed quarterly. The estimation of the sales incentive accrual is impacted by many assumptions. One of the key assumptions is the predictive value of the historical percentage of sales incentive costs to retail sales from dealers.

We identified the sales incentive accrual as a critical audit matter because estimating sales incentive costs requires significant judgment by management and changes in historical percentage of sales incentive costs to retails sales by dealers could have a material impact on the sales incentive accrual. Auditing management’s assumptions about the predictive nature of historical sales incentive costs involves a high degree of auditor judgment and an increased extent of effort to evaluate the reasonableness of management’s estimates.

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

Allowance for Credit Losses – Refer to Notes 2 and 13 to the financial statements

Critical Audit Matter Description

The allowance for credit losses as of October 31, 2021 was $207 million. The allowance for credit losses is an estimate of the credit losses expected over the life of the Company’s receivable portfolio. The Company measures expected credit losses on a collective basis when similar risk characteristics exist. Risk characteristics considered by the Company include finance product category, market, geography, credit risk, and remaining duration. The Company utilizes loss forecast models, which are selected based on the size and credit risk of the underlying pool of receivables, to estimate expected credit losses. Transition matrix models are used for large and complex retail customer receivable pools. The modeled expected credit losses are adjusted based on reasonable and supportable forecasts, which may include economic indicators such as commodity prices, industry equipment sales, unemployment rates, and housing starts. Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary.

We identified the allowance for credit losses as a critical audit matter because determining the appropriate methodology and assumptions used in the estimate requires significant judgment by management. Given the subjective nature and judgment applied by management to determine the allowance for credit losses, auditing the methodology and assumptions requires a high degree of auditor judgment and an increased extent of effort, including the need to involve credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the Company’s allowance for credit losses included the following, among others:

●	We tested the effectiveness of management’s controls over the methodology, data and assumptions used to estimate the allowance for credit losses.
●	We tested the accuracy and evaluated the relevance of the underlying historical data used in the Company’s model.
●	With the assistance of our credit specialists, we evaluated the reasonableness and accuracy of the models used to estimate the allowance for credit losses, including model assumptions and the selection and application of relevant risk characteristics and use of qualitative adjustments.
●	We evaluated qualitative adjustments to the model estimate. Our evaluation included:
●	Comparison of qualitative factors used by the Company to source data provided by the Company and/or to externally available data.
●	Consideration and evaluation of contradictory evidence.
●	We evaluated management’s ability to accurately forecast credit losses by performing a retrospective review, which involved comparing actual credit losses to historical estimates.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois

December 16, 2021

We have served as the Company’s auditor since 1910.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Deere & Company:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Deere & Company and subsidiaries (the “Company”) as of October 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 31, 2021 of the Company and our report dated December 16, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois

December 16, 2021

Index to Exhibits

2.1

Share and Asset Sale and Purchase Agreement, dated May 31, 2017, between the registrant and Wirtgen Group Holding GmbH (Exhibit 2.1 to Form 8-K of registrant filed June 1, 2017, Securities and Exchange Commission File Number 1-4121*)

2.2

Accession Agreement to the Share and Asset Sale and Purchase Agreement, dated November 24, 2017, among Wirtgen Group Holding GmbH, as Seller, the registrant, as Purchaser, and Purchaser’s Nominees: John Deere GmbH & Co. KG, John Deere Construction & Forestry Company, John Deere Asia (Singapore) Private Limited, John Deere Holding S.à r.L., John Deere India Private Limited, John Deere-Lanz Verwaltungs-GmbH, John Deere Proprietary Limited, WMT GmbH, and John Deere Technologies S.C.S. (Exhibit 2.2 to Form 10-K of registrant for the year ended October 29, 2017, Securities and Exchange Commission File Number 1-4121*)

2.3

First Amendment to the Share and Asset Sale and Purchase Agreement, dated November 24, 2017, between the registrant and Wirtgen Group Holding GmbH** (Exhibit 2.3 to Form 10-K of registrant for the year ended October 29, 2017, Securities and Exchange Commission File Number 1-4121*)

2.4

Second Amendment to the Share and Asset Sale and Purchase Agreement, dated December 1, 2017, among Wirtgen Group Holding GmbH, as Seller, the registrant, as Purchaser, and Purchaser’s Nominees: John Deere GmbH & Co. KG, John Deere Construction & Forestry Company, John Deere Asia (Singapore) Private Limited, John Deere Holding S.à r.L., John Deere India Private Limited, John Deere-Lanz Verwaltungs-GmbH, John Deere Proprietary Limited, WMT GmbH, and John Deere Technologies S.C.S.** (Exhibit 2.4 to Form 10-K of registrant for the year ended October 29, 2017, Securities and Exchange Commission File Number 1-4121*)

3.1	Certificate of Incorporation (Exhibit 3.1 to Form 10-Q of registrant for the quarter ended July 28, 2019, Securities and Exchange Commission File Number 1-4121*)

3.2

Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock (Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

3.3	Bylaws, as amended (Exhibit 3.1 to Form 8-K of registrant filed December 3, 2020, Securities and Exchange Commission File Number 1-4121*)

4.1	Form of common stock certificate (Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

4.2

Indenture, dated September 25, 2008, between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to the registration statement on Form S-3ASR no. 333-153704 filed September 26, 2008, Securities and Exchange Commission File Number 1-4121*)

4.3

Indenture, dated June 15, 2020, among John Deere Funding, as issuer, the registrant, as guarantor, and The Bank of New York Mellon, as Trustee (Exhibit 4.2 to the registration statement on Form S-3ASR no. 333-239165 filed June 15, 2020, Securities and Exchange Commission File Number 1-4121*)

4.4

Indenture, dated June 15, 2020, among Deere Funding Canada Corporation, as issuer, the registrant, as guarantor, and The Bank of New York Mellon, as Trustee (Exhibit 4.3 to the registration statement on Form S-3ASR no. 333-239165 filed June 15, 2020, Securities and Exchange Commission File Number 1-4121*)

4.5

Terms and Conditions of the Euro Medium Term Notes, published March 4, 2020, applicable to the U.S. $6,000,000,000 Euro Medium Term Note Programme of the registrant, John Deere Capital Corporation, John Deere Bank S.A., and John Deere Cash Management (Exhibit 4.5 to Form 10-K of registrant for the year ended November 1, 2020, Securities and Exchange Commission File number 1-4121*)

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

10.1

Agreement, as amended November 1, 1994, between the registrant and John Deere Capital Corporation concerning agricultural retail notes (Exhibit 10.1 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.2

Agreement, as amended November 1, 1994, between the registrant and John Deere Capital Corporation concerning lawn and grounds care retail notes (Exhibit 10.2 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.3

Agreement, as amended November 1, 1994, between John Deere Construction Equipment Company and John Deere Capital Corporation concerning construction retail notes (Exhibit 10.3 to Form 10-K of registrant for the year ended October 31, 1998, Securities and Exchange Commission File Number 1-4121*)

10.4

Agreement, dated July 14, 1997, between John Deere Construction Equipment Company and John Deere Capital Corporation concerning construction retail notes (Exhibit 10.4 to Form 10-K of registrant for the year ended October 31, 2003, Securities and Exchange Commission File Number 1-4121*)

10.5

First Amended Agreement, dated November 1, 2003, between the registrant and John Deere Capital Corporation relating to fixed charges ratio, ownership, and minimum net worth of John Deere Capital Corporation (Exhibit 10.5 to Form 10-K of registrant for the year ended October 31, 2003, Securities and Exchange Commission File Number 1-4121*)

10.6†	Deere & Company Voluntary Deferred Compensation Plan, as amended October 31, 2020

10.7†	John Deere Short-Term Incentive Bonus Plan, as amended February 25, 2015 (Appendix E to Proxy Statement of registrant filed January 14, 2015, Securities and Exchange Commission File Number 1-4121*)

10.8†	John Deere Long-Term Incentive Cash Plan (Appendix C to Proxy Statement of registrant filed January 12, 2018, Securities and Exchange Commission File Number 1-4121*)

10.9†	John Deere Omnibus Equity and Incentive Plan, as amended February 25, 2015 (Appendix D to Proxy Statement of registrant filed January 14, 2015, Securities and Exchange Commission File Number 1-4121*)

10.10†	Form of Terms and Conditions for John Deere Nonqualified Stock Options

10.11†	Form of Terms and Conditions for John Deere Restricted Stock Units and Performance Stock Units

10.12†	Form of John Deere Restricted Stock Unit Grant for Directors (Exhibit 10.13 to Form 10-K of the registrant for the year ended October 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.13†	Form of Terms and Conditions for Deere & Company Nonemployee Director Stock Ownership Plan

10.14†	John Deere Defined Contribution Restoration Plan, as amended October 31, 2020

10.15†	John Deere Supplemental Pension Benefit Plan, as amended December 31, 2020

10.16†

John Deere Senior Supplementary Pension Benefit Plan, as amended October 15, 2014 (Exhibit 10.16 to Form 10-K of registrant for the year ended October 31, 2014, Securities and Exchange Commission File Number 1-4121*)

10.17†

John Deere ERISA Supplementary Pension Benefit Plan, as amended December 2011 (Exhibit 10.17 to Form 10-K of registrant for the year ended October 31, 2014, Securities and Exchange Commission File Number 1-4121*)

10.18†

Deere & Company Nonemployee Director Stock Ownership Plan, as amended February 29, 2012 (Appendix A to Proxy Statement of registrant filed on January 13, 2012, Securities and Exchange Commission File Number 1-4121*)

10.19†	Deere & Company Nonemployee Director Deferred Compensation Plan, as amended October 31, 2020

10.20†

Amended and Restated Change in Control Severance Program of Deere & Company, effective May 29, 2018 (Exhibit 10.20 to Form 10-K of registrant for the year ended November 3, 2019, Securities and Exchange Commission File number 1-4121*)

10.21†	Executive Incentive Award Recoupment Policy (Exhibit 10.9 to Form 10-Q of registrant for the quarter ended January 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.22†	John Deere 2020 Equity and Incentive Plan (Appendix C to Proxy Statement of registrant filed January 10, 2020, Securities and Exchange Commission File Number 1-4121*)

10.23

Asset Purchase Agreement, dated October 29, 2001, between the registrant and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.24

Second Amendment, dated February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between the registrant and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended February 2, 2020, Securities and Exchange Commission File Number 1-4121*)

10.25

Asset Purchase Agreement, dated October 29, 2001, between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.26

Second Amendment, dated February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between John Deere Construction & Forestry Company and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) (Exhibit 10.2 to Form 10-Q of registrant for the quarter ended February 2, 2020, Securities and Exchange Commission File Number 1-4121*)

10.27

Joint Venture Agreement, dated May 16, 1988, between the registrant and Hitachi Construction Machinery Co., Ltd. (Exhibit 10.26 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.28

Marketing Profit Sharing Agreement, dated January 1, 2002, between John Deere Construction and Forestry Equipment Company (also known as John Deere Construction & Forestry Company) and Hitachi Construction Machinery Holding U.S.A. Corporation (Exhibit 10.27 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.29

Integrated Marketing Agreement, dated October 16, 2001, between the registrant and Hitachi Construction Machinery Co., Ltd. (Exhibit 10.28 to Form 10-K of registrant for the year ended October 31, 2005, Securities and Exchange Commission File Number 1-4121*)

10.30

Joint Venture Dissolution Agreement, dated August 19, 2021, between the registrant and Hitachi Construction Machinery Co., Ltd. (Exhibit 10.1 to Form 8-K of registrant filed August 19, 2021, Securities and Exchange Commission File Number 1-4121*)

10.31

2025 Credit Agreement, dated March 29, 2021, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended May 2, 2021, Securities and Exchange Commission File Number 1-4121*)

10.32

First Amendment, dated October 15, 2021, to the 2025 Credit Agreement dated March 29, 2021 among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent

10.33

2026 Credit Agreement, dated March 29, 2021, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent (Exhibit 10.2 to Form 10-Q of registrant for the quarter ended May 2, 2021, Securities and Exchange Commission File Number 1-4121*)

10.34

First Amendment, dated October 15, 2021, to the 2026 Credit Agreement dated March 29, 2021 among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent

10.35

364-Day Credit Agreement, dated March 29, 2021, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent (Exhibit 10.3 to Form 10-Q of registrant for the quarter ended May 2, 2021, Securities and Exchange Commission File Number 1-4121*)

10.36

First Amendment, dated October 15, 2021, to the 364-Day Credit Agreement dated March 29, 2021 among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as documentation agent, and Bank of America, N.A., as syndication agent

21.	Subsidiaries

22.	List of Guarantors and Subsidiary Issuers of Guaranteed Securities

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference.
**

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Deere hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

By:	/s/ John C. May
John C. May
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 16, 2021

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

Signature	Title		Date

/s/ Ryan D. Campbell	Senior Vice President and	)	December 16, 2021
Ryan D. Campbell	Chief Financial Officer	)
	(Principal Financial Officer and Principal	)
Accounting Officer))
)
)
/s/ Leanne G. Caret	Director	)
Leanne G. Caret		)
)
)
/s/ Tamra A. Erwin	Director	)
Tamra A. Erwin		)
)
)
/s/ Alan C. Heuberger	Director	)
Alan C. Heuberger		)
)
)
/s/ Charles O. Holliday, Jr.	Director	)
Charles O. Holliday, Jr.		)
)
)
/s/ Dipak C. Jain	Director	)
Dipak C. Jain		)
)
)
/s/ Michael O. Johanns	Director	)
Michael O. Johanns		)
)
)
/s/ Clayton M. Jones	Director	)
Clayton M. Jones		)
)

/s/ John C. May	Chairman and Chief Executive Officer	)
John C. May	(Principal Executive Officer))
)
)
/s/ Gregory R. Page	Director	)
Gregory R. Page		)
)
)
/s/ Sherry M. Smith	Director	)
Sherry M. Smith		)
)
)
/s/ Dmitri L. Stockton	Director	)
Dmitri L. Stockton		)
)
)
/s/ Sheila G. Talton	Director	)
Sheila G. Talton		)