Form 10-Q
period 2022-01-30
DEERE & CO
filed 2022-02-24
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2022

or

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

Yes ☐ No ☒

At January 30, 2022, 306,784,327 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENTS OF CONSOLIDATED INCOME
For the Three Months Ended January 30, 2022 and January 31, 2021
(In millions of dollars and shares except per share amounts) Unaudited
	2022	2021
Net Sales and Revenues
Net sales	$8,531	$8,051
Finance and interest income	800	834
Other income	238	227
Total	9,569	9,112

Costs and Expenses
Cost of sales	6,695	5,805
Research and development expenses	402	366
Selling, administrative and general expenses	781	769
Interest expense	229	271
Other operating expenses	311	373
Total	8,418	7,584

Income of Consolidated Group before Income Taxes	1,151	1,528
Provision for income taxes	250	308

Income of Consolidated Group	901	1,220
Equity in income of unconsolidated affiliates	3	4

Net Income	904	1,224
Less: Net income attributable to noncontrolling interests	1
Net Income Attributable to Deere & Company	$903	$1,224

Per Share Data
Basic	$2.94	$3.90
Diluted	$2.92	$3.87
Dividends declared	$1.05	$.76
Dividends paid	$1.05	$.76

Average Shares Outstanding
Basic	307.4	313.5
Diluted	309.4	316.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended January 30, 2022 and January 31, 2021
(In millions of dollars) Unaudited
	2022	2021

Net Income	$904	$1,224

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(345)	63
Cumulative translation adjustment	(267)	396
Unrealized gain on derivatives	14	4
Unrealized loss on debt securities	(15)	(2)
Other Comprehensive Income (Loss), Net of Income Taxes	(613)	461

Comprehensive Income of Consolidated Group	291	1,685
Less: Comprehensive income attributable to noncontrolling interests	1
Comprehensive Income Attributable to Deere & Company	$290	$1,685

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars) Unaudited
	January 30	October 31	January 31
	2022	2021	2021
Assets
Cash and cash equivalents	$4,472	$8,017	$6,962
Marketable securities	735	728	667
Receivables from unconsolidated affiliates	33	27	28
Trade accounts and notes receivable – net	4,855	4,208	5,037
Financing receivables – net	33,191	33,799	29,438
Financing receivables securitized – net	3,516	4,659	3,931
Other receivables	1,903	1,738	1,141
Equipment on operating leases – net	6,624	6,988	7,030
Inventories	7,935	6,781	5,956
Property and equipment – net	5,665	5,820	5,741
Investments in unconsolidated affiliates	176	175	178
Goodwill	3,192	3,291	3,194
Other intangible assets – net	1,209	1,275	1,342
Retirement benefits	3,158	3,601	906
Deferred income taxes	923	1,037	1,556
Other assets	2,027	1,970	2,373
Total Assets	$79,614	$84,114	$75,480

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$10,990	$10,919	$9,224
Short-term securitization borrowings	3,482	4,605	3,969
Payables to unconsolidated affiliates	172	143	119
Accounts payable and accrued expenses	10,479	12,205	9,404
Deferred income taxes	556	576	532
Long-term borrowings	32,838	32,888	32,772
Retirement benefits and other liabilities	3,289	4,344	5,374
Total liabilities	61,806	65,680	61,394

Commitments and contingencies (Note 16)

Stockholders’ Equity
Common stock, $1 par value (issued shares at January 30, 2022 – 536,431,204)	5,066	5,054	4,942
Common stock in treasury	(21,139)	(20,533)	(18,377)
Retained earnings	37,029	36,449	32,596
Accumulated other comprehensive income (loss)	(3,152)	(2,539)	(5,078)
Total Deere & Company stockholders’ equity	17,804	18,431	14,083
Noncontrolling interests	4	3	3
Total stockholders’ equity	17,808	18,434	14,086
Total Liabilities and Stockholders’ Equity	$79,614	$84,114	$75,480

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 30, 2022 and January 31, 2021
(In millions of dollars) Unaudited
	2022	2021
Cash Flows from Operating Activities
Net income	$904	$1,224
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses		(5)
Provision for depreciation and amortization	486	538
Impairment charges		50
Share-based compensation expense	18	15
Undistributed earnings of unconsolidated affiliates	(2)	18
Provision (credit) for deferred income taxes	210	(38)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(106)	(97)
Inventories	(1,297)	(926)
Accounts payable and accrued expenses	(1,554)	(705)
Accrued income taxes payable/receivable	(184)	130
Retirement benefits	(1,010)	(14)
Other	(18)	(47)
Net cash provided by (used for) operating activities	(2,553)	143

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	6,435	5,999
Proceeds from maturities and sales of marketable securities	21	20
Proceeds from sales of equipment on operating leases	479	460
Cost of receivables acquired (excluding receivables related to sales)	(5,603)	(5,300)
Acquisitions of businesses, net of cash acquired	(24)	(19)
Purchases of marketable securities	(48)	(39)
Purchases of property and equipment	(193)	(154)
Cost of equipment on operating leases acquired	(391)	(294)
Collateral on derivatives - net	(13)	(88)
Other	(15)	(6)
Net cash provided by investing activities	648	579

Cash Flows from Financing Activities
Decrease in total short-term borrowings	(1,018)	(695)
Proceeds from long-term borrowings	2,353	1,757
Payments of long-term borrowings	(1,940)	(1,441)
Proceeds from issuance of common stock	11	71
Repurchases of common stock	(623)	(352)
Dividends paid	(327)	(242)
Other	(33)	(31)
Net cash used for financing activities	(1,577)	(933)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(74)	103

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(3,556)	(108)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	8,125	7,172
Cash, Cash Equivalents, and Restricted Cash at End of Period	$4,569	$7,064

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three Months Ended January 30, 2022 and January 31, 2021
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests

Balance November 1, 2020	$12,944	$4,895	$(18,065)	$31,646	$(5,539)	$7
ASU No. 2016-13 adoption	(35)			(35)
Net income	1,224			1,224
Other comprehensive income	461				461
Repurchases of common stock	(352)		(352)
Treasury shares reissued	40		40
Dividends declared	(239)			(239)
Stock options and other	43	47				(4)
Balance January 31, 2021	$14,086	$4,942	$(18,377)	$32,596	$(5,078)	$3

Balance October 31, 2021	$18,434	$5,054	$(20,533)	$36,449	$(2,539)	$3
Net income	904			903		1
Other comprehensive loss	(613)				(613)
Repurchases of common stock	(623)		(623)
Treasury shares reissued	17		17
Dividends declared	(323)			(323)
Stock options and other	12	12
Balance January 30, 2022	$17,808	$5,066	$(21,139)	$37,029	$(3,152)	$4

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

Financial Services – Represents the Company’s financing operations.

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal year 2022 and 2021 were January 30, 2022 and January 31, 2021, respectively. Both periods contained 13 weeks. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years generally ending in October and the associated periods in those fiscal years.

Prior to fiscal year 2021, the operating results of the Wirtgen Group (Wirtgen) were incorporated into the Company’s consolidated financial statements on a one-month lag. The reporting lag was eliminated resulting in four months of Wirtgen’s activity in the first quarter of 2021. The effect was an increase to “Net sales” of $270 million, which the Company considers immaterial to construction and forestry’s annual net sales.

Variable Interest Entities

The Company consolidates certain variable interest entities (VIEs) related to retail note securitizations (see Note 10).

The Company also has an interest in a joint venture that manufactures construction equipment in Indaiatuba, Brazil for local and overseas markets. The joint venture is a VIE; however, the Company is not the primary beneficiary. Therefore, the entity’s financial results are not fully consolidated in the Company’s consolidated financial statements, but are included on the equity basis. The maximum exposure to loss was $14 million, $9 million, and $7 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively. On August 19, 2021, the Company announced the dissolution of the joint venture with Hitachi Construction Machinery Co., Ltd. and the purchase of the shares in the relevant joint venture manufacturing entities including the above referenced factory in Indaiatuba, Brazil. The transaction is expected to close in the second quarter of 2022, subject to the receipt of certain required regulatory approvals and satisfaction of certain other customary closing conditions.

(2)  Summary of Significant Accounting Policies and New Accounting Standards

Quarterly Financial Statements

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

Revenue Recognition

Prior to fiscal year 2022, certain goods were shipped to Canadian dealers on a consignment basis under which the risk and rewards of ownership were not transferred to the dealer at the time the goods were delivered. Accordingly, sales were not recorded until a retail customer purchased the goods. The dealer contract in Canada was changed for goods delivered after November 1, 2021, resulting in transfer of control and revenue recognition upon delivery. For certain goods delivered to Canadian dealers prior to November 1, 2021, the dealer consignment terms already in place remain in effect. As of January 30, 2022 and October 31, 2021, the remaining consigned inventory was $91 million and $150 million, respectively.

New Accounting Standards

The Company closely monitors all Accounting Standard Updates (ASUs) issued by the Financial Accounting Standards Board and other authoritative guidance. ASUs adopted in 2022 did not have a material impact on the Company’s financial statements, and ASUs to be adopted in future periods are not expected to have a material impact on the Company’s financial statements.

(3)  Cash Flow Information

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

The Company had the following non-cash operating and investing activities that were not included in the statement of consolidated cash flows. The Company transferred inventory to equipment on operating leases of $20 million and $84 million in the first three months of 2022 and 2021, respectively. The Company also had accounts payable related to purchases of property and equipment of $43 million and $39 million at January 30, 2022 and January 31, 2021, respectively.

The Company’s restricted cash was as follows in millions of dollars:

	January 30	October 31	January 31
	2022	2021	2021
Equipment operations	$12	$12	$11
Financial services	85	96	91
Total	$97	$108	$102

The restricted cash, recorded in “Other assets” in the consolidated balance sheet, primarily relates to securitizations of financing receivables (see Note 10).

(4)  Revenue Recognition

The Company’s net sales and revenues by primary geographic market, major product line, and timing of revenue recognition in millions of dollars follow:

	Three Months Ended January 30, 2022
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$1,608	$1,438	$1,260	$573	$4,879
Canada	139	122	332	152	745
Western Europe	467	532	358	26	1,383
Central Europe and CIS	202	126	195	11	534
Latin America	776	104	228	68	1,176
Asia, Africa, Australia, New Zealand, and Middle East	241	352	219	40	852
Total	$3,433	$2,674	$2,592	$870	$9,569

Major product lines:
Production agriculture	$3,283				$3,283
Small agriculture		$1,932			1,932
Turf		627			627
Construction			$1,175		1,175
Compact construction			321		321
Roadbuilding			692		692
Forestry			305		305
Financial products	12	11	5	$870	898
Other	138	104	94		336
Total	$3,433	$2,674	$2,592	$870	$9,569

Revenue recognized:
At a point in time	$3,396	$2,654	$2,570	$24	$8,644
Over time	37	20	22	846	925
Total	$3,433	$2,674	$2,592	$870	$9,569

	Three Months Ended January 31, 2021
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$1,608	$1,424	$1,202	$598	$4,832
Canada	112	79	188	154	533
Western Europe	449	486	439	24	1,398
Central Europe and CIS	161	84	178	9	432
Latin America	513	77	170	59	819
Asia, Africa, Australia, New Zealand, and Middle East	304	401	353	40	1,098
Total	$3,147	$2,551	$2,530	$884	$9,112

Major product lines:
Production agriculture	$3,011				$3,011
Small agriculture		$1,812			1,812
Turf		651			651
Construction			$887		887
Compact construction			346		346
Roadbuilding			910		910
Forestry			290		290
Financial products	16	10	7	$884	917
Other	120	78	90		288
Total	$3,147	$2,551	$2,530	$884	$9,112

Revenue recognized:
At a point in time	$3,105	$2,535	$2,500	$24	$8,164
Over time	42	16	30	860	948
Total	$3,147	$2,551	$2,530	$884	$9,112

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

The Company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These items are primarily for premiums for extended warranties, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses” in the consolidated balance sheet. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 16, was $1,348 million, $1,344 million, and $1,169 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively. The contract liability is reduced as the revenue is recognized. During the three months ended January 30, 2022 and January 31, 2021, $265 million and $223 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $1,056 million at January 30, 2022. The estimated revenue to be recognized by fiscal year in millions of dollars follows: remainder of 2022 - $219, 2023 - $297, 2024 - $232, 2025 - $143, 2026 - $72, 2027 - $40 and later years - $53. As permitted, the Company elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are generally for sales of equipment, service parts, repair services, and certain telematics services.

(5)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) in millions of dollars follow:

	January 30	October 31	January 31
	2022	2021	2021
Retirement benefits adjustment	$(1,379)	$(1,034)	$(3,855)
Cumulative translation adjustment	(1,745)	(1,478)	(1,200)
Unrealized loss on derivatives	(28)	(42)	(54)
Unrealized gain on debt securities		15	31
Total accumulated other comprehensive income (loss)	$(3,152)	$(2,539)	$(5,078)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars. Retirement benefits adjustment reclassifications for actuarial gain (loss), prior service (credit) cost, and settlements are included in net periodic pension and other postretirement benefit costs (see Note 7).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 30, 2022	Amount	Credit	Amount
Cumulative translation adjustment	$(264)	$(3)	$(267)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	15	(3)	12
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2		2
Net unrealized gain (loss) on derivatives	17	(3)	14
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(19)	4	(15)
Net unrealized gain (loss) on debt securities	(19)	4	(15)
Retirement benefits adjustment:
Net actuarial gain (loss)	(500)	120	(380)
Reclassification to other operating expenses through amortization of:
Actuarial (gain) loss	40	(10)	30
Prior service (credit) cost	6	(2)	4
Settlements	1		1
Net unrealized gain (loss) on retirement benefits adjustment	(453)	108	(345)
Total other comprehensive income (loss)	$(719)	$106	$(613)

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 31, 2021	Amount	Credit	Amount
Cumulative translation adjustment	$394	$2	$396
Unrealized gain (loss) on derivatives:
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	5	(1)	4
Net unrealized gain (loss) on derivatives	5	(1)	4
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(3)	1	(2)
Net unrealized gain (loss) on debt securities	(3)	1	(2)
Retirement benefits adjustment:
Net actuarial gain (loss)	(1)		(1)
Reclassification to other operating expenses through amortization of:
Actuarial (gain) loss	70	(17)	53
Prior service (credit) cost	2	(1)	1
Settlements	13	(3)	10
Net unrealized gain (loss) on retirement benefits adjustment	84	(21)	63
Total other comprehensive income (loss)	$480	$(19)	$461

(6)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended
	January 30	January 31
	2022	2021
Net income attributable to Deere & Company	$903	$1,224
Average shares outstanding	307.4	313.5
Basic per share	$2.94	$3.90

Average shares outstanding	307.4	313.5
Effect of dilutive share-based compensation	2.0	2.6
Total potential shares outstanding	309.4	316.1
Diluted per share	$2.92	$3.87

During both the first quarter of 2022 and 2021, .1 million shares were excluded from the computation because the incremental shares would have been antidilutive.

(7)  Pension and Other Postretirement Benefits

The Company has several defined benefit pension plans and postretirement benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries.

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended
	January 30	January 31
	2022	2021
Service cost	$85	$85
Interest cost	77	69
Expected return on plan assets	(182)	(200)
Amortization of actuarial loss	39	63
Amortization of prior service cost	7	3
Settlements	1	13
Net cost	$27	$33

The components of net periodic OPEB cost consisted of the following in millions of dollars:

	Three Months Ended
	January 30	January 31
	2022	2021
Service cost	$12	$12
Interest cost	26	26
Expected return on plan assets	(28)	(19)
Amortization of actuarial loss	1	7
Amortization of prior service credit	(1)	(1)
Net cost	$10	$25

The components of net periodic pension and OPEB costs excluding the service cost component are included in the line item “Other operating expenses” in the statement of consolidated income. Overall pension and OPEB net costs decreased from the prior year due to reduced amortization of actuarial losses, partially offset by the impacts of the U.S. hourly pension plan remeasurement.

On November 17, 2021, employees represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) approved a new collective bargaining agreement. In the first quarter of 2022, the Company remeasured the U.S. hourly pension plan due to the new collective bargaining agreement, which decreased the plan’s funded status by approximately $495 million and will increase pension expense in 2022 by nearly $80 million. For the first quarter of 2022, the remeasurement increased pension expense by $14 million, with $6 million negatively impacting operating profit.

During the first three months of 2022, the Company contributed $18 million to its pension plans and $1,051 million to its OPEB plans. The OPEB contributions include a voluntary contribution of $1,000 million to a U.S. plan made on November 30, 2021. The Company presently anticipates contributing an additional $70 million to its pension plans and $86 million to its OPEB plans during the remainder of fiscal year 2022. These pension and OPEB contributions primarily include direct benefit payments from Company funds.

(8)  Segment Reporting

Worldwide net sales and revenues, operating profit, and identifiable assets by segment were as follows in millions of dollars. Operating profit is income from continuing operations before reconciling items and income taxes. Operating profit of the financial services segment includes the effect of interest expense and foreign exchange gains and losses. Reconciling items to net income are primarily corporate expenses, certain external interest expenses, certain foreign exchange gains and losses, pension and OPEB benefit costs excluding the service cost component, and net income attributable to noncontrolling interests.

	Three Months Ended
	January 30	January 31%
	2022	2021	Change
Net sales and revenues:
Production & precision ag net sales	$3,356	$3,069	+9
Small ag & turf net sales	2,631	2,515	+5
Construction & forestry net sales	2,544	2,467	+3
Financial services revenues	870	884	-2
Other revenues	168	177	-5
Total net sales and revenues	$9,569	$9,112	+5
Operating profit:
Production & precision ag	$296	$643	-54
Small ag & turf	371	469	-21
Construction & forestry	272	268	+1
Financial services	296	258	+15
Total operating profit	1,235	1,638	-25
Reconciling items	(82)	(106)	-23
Income taxes	(250)	(308)	-19
Net income attributable to Deere & Company	$903	$1,224	-26

Intersegment sales and revenues:
Production & precision ag net sales	$4	$6	-33
Small ag & turf net sales	2	3	-33
Construction & forestry net sales
Financial services revenues	46	50	-8

Operating profit outside the U.S. and Canada:
Production & precision ag	$282	$228	+24
Small ag & turf	310	242	+28
Construction & forestry	144	93	+55
Financial services	70	66	+6
Total operating profit outside the U.S. and Canada	$806	$629	+28

	January 30	October 31	January 31
	2022	2021	2021
Identifiable assets:
Production & precision ag	$7,683	$7,021	$6,330
Small ag & turf	4,260	3,959	3,510
Construction & forestry	6,358	6,457	6,341
Financial services	50,499	51,624	48,378
Corporate	10,814	15,053	10,921
Total assets	$79,614	$84,114	$75,480

(9)  Financing Receivables

The Company monitors the credit quality of financing receivables based on delinquency status. Past due balances of financing receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing financing receivables represent receivables for which the Company has ceased accruing finance income. The Company ceases accruing finance income when these receivables are generally 90 days delinquent. Generally, when receivables are 120 days delinquent the estimated uncollectible amount from the customer is written off to the allowance for credit losses. Finance income for non-performing receivables is recognized on a cash basis. Accrual of finance income is generally resumed when the receivable becomes contractually current and collections are reasonably assured.

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows in millions of dollars:

	January 30, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$2,492	$11,580	$5,988	$3,038	$1,440	$761	$2,634	$27,933
30-59 days past due	5	82	52	30	15	6	25	215
60-89 days past due	1	23	18	10	5	3	5	65
90+ days past due		1						1
Non-performing	1	33	58	52	31	36	6	217
Construction and forestry
Current	764	2,795	1,376	615	204	49	81	5,884
30-59 days past due	8	68	35	21	6	2	3	143
60-89 days past due		30	17	7	3	1	1	59
90+ days past due		2	3	3	1	8		17
Non-performing		33	48	37	14	7	1	140
Total retail customer receivables	$3,271	$14,647	$7,595	$3,813	$1,719	$873	$2,756	$34,674

	October 31, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$12,877	$6,676	$3,463	$1,738	$728	$211	$3,704	$29,397
30-59 days past due	43	53	29	16	7	3	14	165
60-89 days past due	16	23	12	6	3	1	4	65
90+ days past due		1						1
Non-performing	23	57	53	32	17	23	7	212
Construction and forestry
Current	3,122	1,575	754	273	57	7	92	5,880
30-59 days past due	50	40	27	7	4	1	3	132
60-89 days past due	15	11	9	6	1		1	43
90+ days past due	1	2	3	3	4	2		15
Non-performing	26	56	39	17	7	3		148
Total retail customer receivables	$16,173	$8,494	$4,389	$2,098	$828	$251	$3,825	$36,058

	January 31, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$2,531	$9,427	$5,129	$2,817	$1,400	$686	$2,564	$24,554
30-59 days past due	4	65	49	30	13	7	27	195
60-89 days past due		20	17	11	5	3	5	61
90+ days past due			1					1
Non-performing		40	78	57	36	46	7	264
Construction and forestry
Current	737	2,251	1,276	573	164	39	77	5,117
30-59 days past due	5	53	32	17	6	1	3	117
60-89 days past due	1	15	16	7	3	1	1	44
90+ days past due		9	13	5	4	2		33
Non-performing		26	34	26	14	8	1	109
Total retail customer receivables	$3,278	$11,906	$6,645	$3,543	$1,645	$793	$2,685	$30,495

The credit quality analysis of wholesale receivables by year of origination was as follows in millions of dollars:

	January 30, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$101	$244	$56	$11	$7	$2	$1,426	$1,847
30+ days past due
Non-performing				7				7
Construction and forestry
Current	5	38	4	3		1	285	336
30+ days past due						1		1
Non-performing
Total wholesale receivables	$106	$282	$60	$21	$7	$4	$1,711	$2,191

	October 31, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$346	$80	$22	$9	$3		$1,696	$2,156
30+ days past due
Non-performing			12					12
Construction and forestry
Current	41	7	7		1	$1	340	397
30+ days past due						1		1
Non-performing
Total wholesale receivables	$387	$87	$41	$9	$4	$2	$2,036	$2,566

	January 31, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$78	$226	$67	$18	$8	$1	$2,297	$2,695
30+ days past due
Non-performing			35					35
Construction and forestry
Current	3	11	20	2	1	2	315	354
30+ days past due						1		1
Non-performing
Total wholesale receivables	$81	$237	$122	$20	$9	$4	$2,612	$3,085

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended January 30, 2022
	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Allowance:
Beginning of period balance	$138	$21	$7	$166
Provision (credit)	13	(9)	(2)	2
Write-offs	(17)	(5)		(22)
Recoveries	4	8		12
End of period balance	$138	$15	$5	$158

Financing receivables:
End of period balance	$31,918	$2,756	$2,191	$36,865

	Three Months Ended January 31, 2021
	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Allowance:
Beginning of period balance	$133	$43	$8	$184
ASU No. 2016-13 adoption	44	(13)		31
Provision (credit)	5	(10)	(1)	(6)
Write-offs	(8)	(5)		(13)
Recoveries	5	9		14
Translation adjustments	1			1
End of period balance	$180	$24	$7	$211

Financing receivables:
End of period balance	$27,810	$2,685	$3,085	$33,580

The allowance for credit losses on financing receivables decreased in the first quarter of 2022 led by a decrease in the revolving charge accounts. This portfolio is benefiting from favorable agricultural market conditions driven by higher commodity prices and net farm income, which is contributing to stronger payment performance.

A troubled debt restructuring is the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity dates, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first three months of 2022, the Company identified 108 receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $5 million pre-modification and $4 million post-modification. During the first three months of 2021, there were 98 receivable contracts, primarily retail notes, identified as troubled debt restructurings with aggregate balances of $5 million pre-modification and post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At January 30, 2022, the Company had no commitments to lend to borrowers whose accounts were modified in troubled debt restructurings.

(10)  Securitization of Financing Receivables

As a part of its overall funding strategy, the Company periodically transfers certain financing receivables (retail notes) into VIEs that are special purpose entities (SPEs), or non-VIE banking operations, as part of its asset-backed securities programs (securitizations). The structure of these transactions is such that the transfer of the retail notes does not meet the accounting criteria for sales of receivables, and is, therefore, accounted for as a secured borrowing. SPEs utilized in securitizations of retail notes differ from other entities included in the Company’s consolidated statements because the assets they hold are legally isolated. Use of the assets held by the SPEs or the non-VIEs is restricted by terms of the documents governing the securitization transactions.

In these securitizations, the retail notes are transferred to certain SPEs, which in turn issue debt to investors, or to non-VIE banking operations, which provide funding directly to the Company. The funding provided by these third-parties results in secured borrowings, which are recorded as “Short-term securitization borrowings” on the balance sheet. The securitized retail notes are recorded as “Financing receivables securitized – net” on the balance sheet. The total restricted assets on the balance sheet related to these securitizations include the financing receivables securitized, less an allowance for credit losses, and other assets primarily representing restricted cash. Restricted cash results from contractual requirements in securitized borrowing arrangements and serves as a credit enhancement. The restricted cash is used to satisfy payment deficiencies, if any, in the required payments on secured borrowings. The balance of restricted cash is contractually stipulated and is either a fixed amount as determined by the initial balance of the financing receivables securitized or a fixed percentage of the outstanding balance of the securitized financing receivables. The restriction is removed either after all secured borrowing payments are made or proportionally as these receivables are collected and borrowing obligations reduced. For those securitizations in which retail notes are transferred into SPEs, the SPEs supporting the secured borrowings are consolidated unless the Company does not have both the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs. No additional support to these SPEs beyond what was previously contractually required has been provided during the reporting periods.

In certain securitizations, the Company consolidates the SPEs since it has both the power to direct the activities that most significantly impact the SPEs’ economic performance through its role as servicer of all the receivables held by the SPEs and the obligation through variable interests in the SPEs to absorb losses or receive benefits that could potentially be significant to the SPEs. The restricted assets (retail notes securitized, allowance for credit losses, and other assets) of the consolidated SPEs totaled $2,649 million, $3,094 million, and $2,425 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively. The liabilities (short-term securitization borrowings and accrued interest) of these SPEs totaled $2,575 million, $3,024 million, and $2,403 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively. The credit holders of these SPEs do not have legal recourse to the Company’s general credit.

The Company has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes, described further in the following paragraphs. The facility was renewed in November 2021 with an expiration in November 2022 and a reduction of the total capacity or “financing limit” from $2,000 million to $1,000 million. As a result of the reduced capacity, the Company repurchased $511 million of outstanding short-term securitization borrowings in November 2021, in addition to the normal payments collected on the retail notes. At the end of the contractual revolving period, unless the banks and the Company agree to renew, the Company would liquidate the secured borrowings over time as payments on the retail notes are collected.

Through the revolving warehouse facility, the Company transfers retail notes into bank-sponsored, multi-seller, commercial paper conduits, which are SPEs that are not consolidated. The Company does not service a significant portion of the conduits’ receivables, and therefore, does not have the power to direct the activities that most significantly impact the conduits’ economic performance. These conduits provide a funding source to the Company (as well as other transferors into the conduit) as they fund the retail notes through the issuance of commercial paper. The Company’s carrying values and variable interest related to these conduits were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $767 million, $1,176 million, and $1,120 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively. The liabilities (short-term securitization borrowings and accrued interest) related to these conduits were $720 million, $1,113 million, and $1,097 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively.

The Company’s carrying amount of the liabilities to the unconsolidated conduits, compared to the maximum exposure to loss related to these conduits, which would only be incurred in the event of a complete loss on the restricted assets, was as follows in millions of dollars:

January 30, 2022
Carrying value of liabilities	$720
Maximum exposure to loss	767

The total assets of the unconsolidated conduits related to securitizations were $14 billion at January 30, 2022.

In addition, through the revolving warehouse facility, the Company transfers retail notes to banks, which may elect to fund the retail notes through the use of their own funding sources. These non-VIE banking operations are not consolidated since the Company does not have a controlling interest in them. The Company’s carrying values and interests related to the securitizations with the unconsolidated non-VIEs were restricted assets (retail notes securitized, allowance for credit losses, and other assets) of $200 million, $496 million, and $481 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively. The liabilities (short-term securitization borrowings and accrued interest) were $188 million, $470 million, and $471 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively.

The components of consolidated restricted assets related to secured borrowings in securitization transactions follow in millions of dollars:

	January 30	October 31	January 31
	2022	2021	2021
Financing receivables securitized (retail notes)	$3,526	$4,673	$3,946
Allowance for credit losses	(10)	(14)	(15)
Other assets	100	107	95
Total restricted securitized assets	$3,616	$4,766	$4,026

The components of consolidated secured borrowings and other liabilities related to securitizations follow in millions of dollars:

	January 30	October 31	January 31
	2022	2021	2021
Short-term securitization borrowings	$3,482	$4,605	$3,969
Accrued interest on borrowings	1	2	2
Total liabilities related to restricted securitized assets	$3,483	$4,607	$3,971

The secured borrowings related to these restricted securitized retail notes are obligations that are payable as the retail notes are liquidated. Repayment of the secured borrowings depends primarily on cash flows generated by the restricted assets. Due to the Company’s short-term credit rating, cash collections from these restricted assets are not required to be placed into a segregated collection account until immediately prior to the time payment is required to the secured creditors. At January 30, 2022, the maximum remaining term of all securitized retail notes was approximately six years.

(11)  Inventories

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) basis. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) basis, estimated inventories by major classification in millions of dollars would have been as follows:

	January 30	October 31	January 31
	2022	2021	2021
Raw materials and supplies	$4,034	$3,524	$2,303
Work-in-process	1,460	994	839
Finished goods and parts	4,790	4,373	4,485
Total FIFO value	10,284	8,891	7,627
Less adjustment to LIFO value	2,349	2,110	1,671
Inventories	$7,935	$6,781	$5,956

(12)  Goodwill and Other Intangible Assets-Net

The changes in amounts of goodwill by operating segment were as follows in millions of dollars:

	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Total
Goodwill at November 1, 2020	$333	$268	$2,480	$3,081
Acquisition	12			12
Translation adjustments and other	12	(1)	90	101
Goodwill at January 31, 2021	$357	$267	$2,570	$3,194

Goodwill at October 31, 2021	$542	$265	$2,484	$3,291
Acquisition	7	7	4	18
Translation adjustments and other	(5)	(2)	(110)	(117)
Goodwill at January 30, 2022	$544	$270	$2,378	$3,192

There were no accumulated goodwill impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	January 30	October 31	January 31
	2022	2021	2021
Amortized intangible assets:
Customer lists and relationships	$526	$542	$553
Technology, patents, trademarks, and other	1,066	1,104	1,099
Total at cost	1,592	1,646	1,652
Less accumulated amortization:
Customer lists and relationships	156	151	128
Technology, patents, trademarks, and other	350	343	305
Total accumulated amortization	506	494	433
Amortized intangible assets	1,086	1,152	1,219
Unamortized intangible assets:
In-process research and development	123	123	123
Other intangible assets – net	$1,209	$1,275	$1,342

The amortization of other intangible assets in the first quarter of 2022 and 2021 was $28 million and $34 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2022 – $84, 2023 – $110, 2024 – $106, 2025 – $102, 2026 – $99, and 2027 – $98.

(13)  Total Short-Term Borrowings

Total short-term borrowings were as follows in millions of dollars:

	January 30	October 31	January 31
	2022	2021	2021
Equipment Operations
Notes payable to banks	$401	$273	$183
Finance lease obligations due within one year	23	23	20
Long-term borrowings due within one year	1,092	1,213	191
Total	1,516	1,509	394
Financial Services
Commercial paper	2,135	2,230	1,346
Notes payable to banks	118	63	143
Long-term borrowings due within one year	7,221	7,117	7,341
Total	9,474	9,410	8,830
Short-term borrowings	10,990	10,919	9,224
Short-term securitization borrowings
Equipment Operations	8	10	17
Financial Services	3,474	4,595	3,952
Total	3,482	4,605	3,969
Total short-term borrowings	$14,472	$15,524	$13,193

(14)  Long-Term Borrowings

Long-term borrowings were as follows in millions of dollars. The financial services medium-term notes include fair value adjustments to interest rate swaps.

	January 30	October 31	January 31
	2022	2021	2021
Equipment Operations
U.S. dollar notes and debentures:
2.60% notes due 2022			$1,000
2.75% notes due 2025	$700	$700	700
6.55% debentures due 2028	200	200	200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
7.125% notes due 2031	300	300	300
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
Euro notes:
.5% notes due 2023 (€500 principal)	557	584	606
1.375% notes due 2024 (€800 principal)	891	934	970
1.85% notes due 2028 (€600 principal)	669	701	727
2.20% notes due 2032 (€600 principal)	669	701	727
1.65% notes due 2039 (€650 principal)	724	759	788
Finance lease obligations and other notes	52	40	131
Less debt issuance costs and debt discounts	(52)	(54)	(60)
Total	8,760	8,915	10,139
Financial Services
Notes and debentures:
Medium-term notes: (principal as of: January 30, 2022 - $22,896, October 31, 2021 - $22,647, January 31, 2021 - $20,978)	22,947	22,899	21,549
Other notes	1,194	1,138	1,141
Less debt issuance costs and debt discounts	(63)	(64)	(57)
Total	24,078	23,973	22,633
Long-term borrowings	$32,838	$32,888	$32,772

(15)  Leases

Lessee

Operating and finance lease right of use assets and liabilities follow in millions of dollars:

	January 30	October 31	January 31
	2022	2021	2021
Operating leases:
Other assets	$276	$291	$327
Accounts payable and accrued expenses	267	279	315

Finance leases:
Property and equipment – net	$65	$71	$57

Short-term borrowings	23	23	20
Long-term borrowings	32	38	36
Total finance lease liabilities	$55	$61	$56

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

Lease revenues earned by the Company were as follows in millions of dollars:

	Three Months Ended
	January 30, 2022	January 31, 2021
Sales-type and direct finance lease revenues	$39	$36
Operating lease revenues	336	363
Variable lease revenues	7	6
Total lease revenues	$382	$405

(16)  Commitments and Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $781 million and $656 million at January 30, 2022 and January 31, 2021, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended
	January 30	January 31
	2022	2021
Beginning of period balance	$2,086	$1,743
Payments	(193)	(215)
Amortization of premiums received	(66)	(63)
Accruals for warranties	181	247
Premiums received	83	73
Foreign exchange	(27)	18
End of period balance	$2,064	$1,803

At January 30, 2022, the Company had $374 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At January 30, 2022, the Company had accrued losses of $5 million under these agreements. The maximum remaining term of the receivables guaranteed at January 30, 2022 was approximately six years.

At January 30, 2022, the Company had commitments of $323 million for the construction and acquisition of property and equipment. Also, at January 30, 2022, the Company had restricted assets of $64 million, classified as “Other assets.” See Note 10 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $85 million at January 30, 2022. The accrued liability for these contingencies was not material at January 30, 2022.

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

(17)  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To determine fair value, the Company uses various methods, including market and income approaches. The Company utilizes valuation models and techniques that maximize the use of observable inputs. The models are industry-standard models that consider various assumptions, including time values and yield curves as well as other economic measures. These valuation techniques are consistently applied.

Level 1 measurements consist of quoted prices in active markets for identical assets or liabilities. Level 2 measurements include significant other observable inputs, such as quoted prices for similar assets or liabilities in active markets; identical assets or liabilities in inactive markets; observable inputs such as interest rates and yield curves; and other market-corroborated inputs. Level 3 measurements include significant unobservable inputs.

The fair values of financial instruments that do not approximate the carrying values were as follows in millions of dollars. Long-term borrowings exclude finance lease liabilities (see Note 15).

	January 30, 2022		October 31, 2021		January 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net:
Equipment operations	$56	$48	$73	$68	$103	$100
Financial services	33,135	32,985	33,726	33,650	29,335	29,591
Total	$33,191	$33,033	$33,799	$33,718	$29,438	$29,691

Financing receivables securitized – net:
Equipment operations	$9	$9	$10	$10	$18	$17
Financial services	3,507	3,521	4,649	4,694	3,913	4,002
Total	$3,516	$3,530	$4,659	$4,704	$3,931	$4,019

Short-term securitization borrowings:
Equipment operations	$8	$9	$10	$10	$17	$17
Financial services	3,474	3,459	4,595	4,600	3,952	3,986
Total	$3,482	$3,468	$4,605	$4,610	$3,969	$4,003

Long-term borrowings due within one year:
Equipment operations	$1,092	$1,096	$1,213	$1,222	$191	$198
Financial services	7,221	7,226	7,117	7,142	7,341	7,424
Total	$8,313	$8,322	$8,330	$8,364	$7,532	$7,622

Long-term borrowings:
Equipment operations	$8,728	$9,724	$8,877	$10,244	$10,103	$11,813
Financial services	24,078	24,119	23,973	24,262	22,633	23,219
Total	$32,806	$33,843	$32,850	$34,506	$32,736	$35,032

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

	January 30	October 31	January 31
	2022	2021	2021
Level 1:
Marketable securities
International equity securities	$2	$2	$2
U.S. equity fund	72	75	70
U.S. government debt securities	63	59	60
Total Level 1 marketable securities	137	136	132

Level 2:
Marketable securities
U.S. government debt securities	138	139	119
Municipal debt securities	74	73	71
Corporate debt securities	229	224	197
International debt securities	2	2	8
Mortgage-backed securities*	155	154	140
Total Level 2 marketable securities	598	592	535
Other assets
Derivatives:
Interest rate contracts	184	239	568
Foreign exchange contracts	91	31	34
Cross-currency interest rate contracts	24	5	3
Total Level 2 other assets	299	275	605
Accounts payable and accrued expenses
Derivatives:
Interest rate contracts	212	132	97
Foreign exchange contracts	64	94	76
Cross-currency interest rate contracts		2	2
Total Level 2 accounts payable and accrued expenses	276	228	175

*  Primarily issued by U.S. government sponsored enterprises.

The contractual maturities of debt securities at January 30, 2022 in millions of dollars are shown below. Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$29	$29
Due after one through five years	87	88
Due after five through 10 years	161	159
Due after 10 years	231	230
Mortgage-backed securities	158	155
Debt securities	$666	$661

Fair value, nonrecurring Level 3 measurements from impairments, excluding financing receivables with specific allowances which were not significant, were as follows in millions of dollars. Property and equipment – net and Other assets fair value for October 31, 2021 represents the fair value assessment at January 31, 2021.

	Fair Value			Losses
				Three Months Ended
	January 30	October 31	January 31	January 30	January 31
	2022	2021	2021	2022	2021
Property and equipment – net		$41	$41		$44
Other assets		$1	$1		$6

The following is a description of the valuation methodologies the Company uses to measure certain balance sheet items at fair value:

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

Derivatives – The Company’s derivative financial instruments consist of interest rate contracts (swaps), foreign currency exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps). The portfolio is valued based on an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates for currencies.

Financing receivables – Specific reserve impairments are based on the fair value of the collateral, which is measured using a market approach (appraisal values or realizable values). Inputs include a selection of realizable values.

Property and equipment - net – Impairments are recognized if fair value is lower than the carrying amount. The valuations were based on cost and market approaches. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence or quoted prices when available (see Note 20).

Other assets – The impairments were measured at the fair value of the right of use operating lease asset.

(18)  Derivative Instruments

It is the Company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The Company’s financial services operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The Company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling, and financing in currencies other than the functional currencies. In addition, the Company has interest rate and foreign currency exposures at certain equipment operations units for sales incentive programs.

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

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 30, 2022, October 31, 2021, and January 31, 2021 were $2,700 million, $2,700 million, and $2,350 million, respectively. Fair value gains or losses on cash flow hedges were recorded in other comprehensive income (OCI) and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings.

The amount of loss recorded in OCI at January 30, 2022 that is expected to be reclassified to interest expense or other operating expenses in the next twelve months if interest rates or exchange rates remain unchanged is $4 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at January 30, 2022, October 31, 2021, and

January 31, 2021 were $8,307 million, $8,043 million, and $8,333 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships in millions of dollars follow:

		Cumulative Increase (Decrease) of Fair
		Value Hedging Adjustments Included in
		the Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
	Hedged Item	Relationships	Relationships	Total
January 30, 2022
Long-term borrowings due within one year	$185	$2	$8	$10
Long-term borrowings	8,147	(130)	181	51

October 31, 2021
Long-term borrowings due within one year	$189	$3	$(2)	$1
Long-term borrowings	8,070	29	223	252

January 31, 2021
Long-term borrowings due within one year	$159	$2	$1	$3
Long-term borrowings	8,713	435	137	572

Long-term borrowings due within one year are presented in short-term borrowings.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps), foreign currency exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings, purchases or sales of inventory, and sales incentive programs. The total notional amounts of these interest rate swaps at January 30, 2022, October 31, 2021, and January 31, 2021 were $10,210 million, $10,848 million, and $8,801 million, the foreign exchange contracts were $7,864 million, $7,584 million, and $5,478 million, and the cross-currency interest rate contracts were $303 million, $238 million, and $145 million, respectively. The fair value gains or losses from derivatives not designated as hedging instruments were recorded in the statement of consolidated income, generally offsetting over time the exposure on the hedged item.

Fair values of derivative instruments in the condensed consolidated balance sheet in millions of dollars follow:

	January 30	October 31	January 31
Other Assets	2022	2021	2021
Designated as hedging instruments:
Interest rate contracts	$102	$166	$491

Not designated as hedging instruments:
Interest rate contracts	82	73	77
Foreign exchange contracts	91	31	34
Cross-currency interest rate contracts	24	5	3
Total not designated	197	109	114

Total derivative assets	$299	$275	$605

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$185	$99	$31

Not designated as hedging instruments:
Interest rate contracts	27	33	66
Foreign exchange contracts	64	94	76
Cross-currency interest rate contracts		2	2
Total not designated	91	129	144

Total derivative liabilities	$276	$228	$175

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statement of consolidated income consisted of the following in millions of dollars:

	Three Months Ended
	January 30	January 31
	2022	2021
Fair Value Hedges:
Interest rate contracts - Interest expense	$(141)	$(55)

Cash Flow Hedges:
Recognized in OCI
Interest rate contracts - OCI (pretax)	15

Reclassified from OCI
Interest rate contracts - Interest expense	(2)	(5)

Not Designated as Hedges:
Interest rate contracts - Net sales	$13
Interest rate contracts - Interest expense *	(1)	$(4)
Foreign exchange contracts - Cost of sales	(1)	(52)
Foreign exchange contracts - Other operating expenses *	147	(126)
Total not designated	$158	$(182)

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at January 30, 2022, October 31, 2021, and January 31, 2021 was $213 million, $135 million, and $99 million, respectively. In accordance with the limits established in these agreements, the Company posted $18 million of cash collateral at January 30, 2022. The Company posted no cash collateral in accordance with the limits established in those agreements at either October 31, 2021 or January 31, 2021. In addition, the Company paid $8 million of collateral either in cash or pledged securities that was outstanding at January 30, 2022, October 31, 2021, and January 31, 2021 to participate in an international futures market to hedge currency exposure, not included in the table below.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting
January 30, 2022	Recognized	Arrangements	Collateral	Net Amount
Assets	$299	$(91)		$208
Liabilities	276	(91)	$(19)	166

	Gross Amounts	Netting
October 31, 2021	Recognized	Arrangements	Collateral	Net Amount
Assets	$275	$(105)		$170
Liabilities	228	(105)	$(5)	118

	Gross Amounts	Netting
January 31, 2021	Recognized	Arrangements	Collateral	Net Amount
Assets	$605	$(106)	$(186)	$313
Liabilities	175	(106)		69

(19)  Stock Option and Restricted Stock Awards

In December 2021, the Company granted stock options to employees for the purchase of 197 thousand shares of common stock at an exercise price of $343.94 per share and a binomial lattice model fair value of $89.20 per share at the grant date. At January 30, 2022, options for 2.6 million shares were outstanding with a weighted-average exercise price of $145.37 per share. The Company also granted 154 thousand restricted stock units to employees in the first three months of 2022, of which 117 thousand are subject to service based only conditions and 37 thousand are subject to performance/service based conditions. The weighted-average fair value of the service based only units at the grant date was $344.11 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $331.47 per unit based on the market price of a share of underlying common stock excluding dividends. At January 30, 2022, the Company was authorized to grant awards for an additional 17.1 million shares under the equity incentive plan.

(20)  Special Items

On November 17, 2021, employees represented by the UAW approved a new collective bargaining agreement. The agreement, which has a term of six years, covers the wages, hours, benefits, and other terms and conditions of employment for the Company’s UAW-represented employees at 14 U.S. facilities. The labor agreement includes a lump sum ratification bonus payment of $8,500 per eligible employee, totaling $90 million, and an immediate wage increase of 10 percent plus further wage increases over the term of the contract. The lump sum payment was expensed in the first quarter of 2022. The Company remeasured the U.S. hourly pension plan as of November 30, 2021 due to the new collective bargaining agreement. See Note 7 for more information on the U.S. hourly plan remeasurement.

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

	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Total
2022 Expense:
UAW ratification bonus – Cost of sales	$53	$9	$28	$90

2021 Expense (benefit):
Long-lived asset impairments – Cost of sales	$5	$3	$42	$50
Brazil indirect tax – Cost of sales	(53)		(5)	(58)
Total expense (benefit)	$(48)	$3	$37	$(8)

Quarter over quarter change	$101	$6	$(9)	$98

See Note 17 for fair value measurement information.

(21)  Subsequent Events

On February 7, 2022, the Company acquired a majority ownership in Kreisel Electric, Inc. (Kreisel), a battery technology provider based in Austria. The transaction includes an option to purchase the remaining ownership interest in Kreisel in 2027. The initial cash outlay was €239 million, consisting of €221 million in consideration for the acquired equity interests and €18 million to reduce the option price. The payment was financed from cash on hand, and will primarily be allocated to intangible assets and goodwill. Kreisel will be allocated amongst the Company’s production and precision agriculture, small agriculture and turf, and construction and forestry segments.

On February 23, 2022, the Company’s Board of Directors declared a quarterly dividend of $1.05 per share payable May 9, 2022, to stockholders of record on March 31, 2022.

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

Trends and Economic Conditions for Fiscal Year 2022

Industry sales of large agricultural machinery in the U.S. and Canada are forecasted to be up 20 percent. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be flat. Industry sales of agricultural machinery in Europe are forecasted to be about 5 percent higher. In South America, industry sales of tractors and combines are projected to increase 5 to 10 percent. Asia industry sales of agricultural machinery are forecasted to be flat. Construction equipment industry sales in the U.S. and Canada for 2022 are expected to increase 5 to 10 percent, while compact construction equipment industry sales in the U.S. and Canada are anticipated to be flat to up about 5 percent. Forestry global industry equipment sales are expected to be 10 to 15 percent higher. Global industry roadbuilding equipment sales are forecasted to be up 5 to 10 percent. Net income for the Company’s financial services operations is expected to be slightly lower than fiscal year 2021 due to a higher provision for credit losses, lower gains on operating lease residual values, and higher selling, general, and administrative expenses. These factors are expected to be partially offset by income earned on a higher average portfolio.

Items of concern include global and regional political conditions, economic and trade policies, uncertainty of the effectiveness of governmental and private sector actions to address the ongoing pandemic, capital market disruptions, changes in demand and pricing for new and used equipment, and the other items discussed in the “Safe Harbor Statement” below. Significant fluctuations in foreign currency exchange rates, volatility in the price of many commodities, and supply chain disruptions could also impact the Company’s results.

The Company’s first quarter performance was noteworthy given production issues following the delayed ratification of the UAW contract in late November as well as persistent challenges posed by the supply chain and pandemic. These factors contributed to higher production costs. Demand for agriculture and construction equipment is expected to continue to benefit from strong fundamentals. The Company continues to work closely with key suppliers to manage through the dynamic environment and enable the Company’s dealers and customers to deliver food production and critical infrastructure. The Company remains committed, above all else, to safeguarding the health and well-being of its employees.

2022 Compared with 2021

	Three Months Ended
Deere & Company	January 30	January 31
(In millions of dollars, except per share amounts)	2022	2021
Net sales and revenues	$9,569	$9,112
Net income attributable to Deere & Company	903	1,224
Diluted earnings per share	2.92	3.87

In the first quarter of 2022, the Company incurred UAW ratification bonus costs of $90 million. See Note 20 for more information on special items impacting both periods.

	Three Months Ended
Equipment Operations	January 30	January 31
(In millions of dollars)	2022	2021	% Change
Worldwide:
Net sales	$8,531	$8,051	+6
Operating profit	939	1,380	-32
Net income	672	1,020	-34
Price realization			+7
Currency translation			-2

U.S. and Canada:
Net sales	4,818	4,529	+6
Price realization			+7

Outside U.S. and Canada:
Net sales	3,713	3,522	+5
Price realization			+8
Currency translation			-4

The discussion of net sales and operating profit is included in the Business Segment Results below.

	Three Months Ended
Deere & Company	January 30	January 31
(In millions of dollars)	2022	2021	% Change
Cost of sales to net sales	78.5%	72.1%

Other income	$238	$227	+5
Research and development expenses	402	366	+10
Selling, administrative and general expenses	781	769	+2
Other operating expenses	311	373	-17
Provision for income taxes	250	308	-19

The cost of sales ratio increased due to higher production costs, partially offset by price realization. Research and development expenses were higher due to continued focus on developing and incorporating technology solutions. Other operating expenses decreased primarily as a result of reduced depreciation of equipment on operating leases and lower retirement benefit costs (see Note 7). The provision for income taxes was lower as a result of reduced pretax income.

Business Segment Results

	Three Months Ended
Production and Precision Agriculture	January 30	January 31
(In millions of dollars)	2022	2021	% Change
Net sales	$3,356	$3,069	+9
Operating profit	296	643	-54
Operating margin	8.8%	21.0%

Production and precision agriculture sales for the quarter increased due to price realization and higher shipment volumes. Operating profit declined primarily due to higher production costs and an unfavorable sales mix. These items were partially offset by price realization and higher shipment volumes. Affecting the most recent quarter was the UAW contract ratification bonus, while the prior period was affected by a favorable indirect tax ruling in Brazil.

Production & Precision Agriculture Operating Profit

First Quarter 2022 compared to First Quarter 2021

$ in millions

$643
($105)
$244
$55
$39
($407)
($49)
($101)
($23)
$296
First Quarter 2021
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Special Items
Other
First Quarter 2022

	Three Months Ended
Small Agriculture and Turf	January 30	January 31
(In millions of dollars)	2022	2021	% Change
Net sales	$2,631	$2,515	+5
Operating profit	371	469	-21
Operating margin	14.1%	18.6%

Small agriculture and turf sales for the quarter improved as price realization more than offset lower shipment volumes. Operating profit decreased primarily due to higher production costs and lower sales / unfavorable sales mix. These items were partially offset by price realization.

Small Agriculture & Turf Operating Profit

First Quarter 2022 compared to First Quarter 2021

$ in millions

$469
($14)
$161
$16
$29
($239)
($18)
($6)
($27)
$371
First Quarter 2021
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Special Items
Other
First Quarter 2022

	Three Months Ended
Construction and Forestry	January 30	January 31
(In millions of dollars)	2022	2021	% Change
Net sales	$2,544	$2,467	+3
Operating profit	272	268	+1
Operating margin	10.7%	10.9%

Construction and forestry sales moved higher for the quarter primarily due to price realization and higher shipment volumes. Last year Wirtgen’s one-month reporting lag was eliminated resulting in four months of Wirtgen activity in the first quarter of 2021, which increased “Net sales” by $270 million. Operating profit was higher mainly due to price realization, partially offset by higher production costs and lower sales / unfavorable sales mix. The current period was impacted by the UAW contract ratification bonus. Results last year included impairment of long-lived assets.

Construction & Forestry Operating Profit

First Quarter 2022 compared to First Quarter 2021

$ in millions

$268
($62)
$177
($4)
$12
($132)
$26
$9
($22)
$272
First Quarter 2021
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Special Items
Other
First Quarter 2022

	Three Months Ended
Financial Services	January 30	January 31
(In millions of dollars)	2022	2021	% Change
Revenue (including intercompany)	$916	$934	-2
Interest expense	158	188	-16
Net income	231	204	+13

While the average balance of receivables and leases financed was 6 percent higher in the first three months of 2022, compared with the same period last year, revenue decreased due to lower average interest rates. Interest expense decreased 16 percent in the first quarter of 2022 as a result of lower average borrowing rates. Net income increased due to income earned on higher average portfolio balances and improvement on operating lease residual values.

Critical Accounting Estimates

See the Company’s critical accounting estimates discussed in the Management’s Discussion and Analysis of the most recently filed annual report on Form 10-K. There have been no material changes to these policies.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the Company’s consolidated totals, equipment operations, and financial services operations.

Consolidated

Cash outflows from consolidated operating activities in the first three months of 2022 were $2,553 million. This resulted mainly from a working capital change and a $1,000 million voluntary contribution to a U.S. OPEB plan. These were partially offset by net income adjusted for non-cash provisions. Cash inflows from investing activities were $648 million in the first three months of this year. The primary driver was collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired, partially offset by purchases of property and equipment. Cash outflows from financing activities were $1,577 million in the first three months of 2022. Cash, cash equivalents, and restricted cash decreased $3,556 million during the first three months of this year.

In February 2022, the Company acquired majority ownership in Kreisel Electric, Inc., a battery technology provider based in Austria. The initial cash outlay was €239 million, which was financed from cash on hand (see Note 21). Additional cash requirements anticipated in the remainder of 2022 include the dissolution of the joint venture agreement between the Company and Hitachi Construction Machinery Co., Ltd. (Hitachi). In connection with the termination, the Company will purchase all of Hitachi’s shares in the relevant joint venture manufacturing entities and receive certain intellectual property rights. The initial cash consideration consists of $275 million for the shares and an intellectual property license. The transaction is expected to close in the second quarter of 2022, subject to the receipt of certain required regulatory approvals and satisfaction of certain other customary closing conditions. This consideration will be paid out of cash on hand.

Positive cash flows from consolidated operating activities in the first three months of 2021 were $143 million. This resulted primarily from net income adjusted for non-cash provisions partially offset by changes in working capital. Cash inflows from investing activities were $579 million in the first three months of 2021, largely due to collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases exceeding the cost of receivables and equipment on operating leases acquired. This was partially offset by purchases of property and equipment. Negative cash flows from financing activities were $933 million in the first three months of 2021. Cash, cash equivalents, and restricted cash decreased $108 million during the first three months of 2021.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs in the short term and long term. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at January 30, 2022, October 31, 2021, and January 31, 2021 was $2,135 million, $2,230 million, and $1,346 million, respectively, while the total cash, cash equivalents, and marketable securities position was $5,207 million, $8,745 million, and $7,629 million, respectively. The total cash, cash equivalents, and marketable securities held by foreign subsidiaries was $3,047 million, $5,817 million, and $4,956 million at January 30, 2022, October 31, 2021, and January 31, 2021, respectively. During the first quarter of 2022, the Company’s foreign subsidiaries returned $3,500 million of cash and cash equivalents to the U.S.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,519 million at January 30, 2022, $5,865 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at January 30, 2022 was a 364-day credit facility agreement of $3,000 million, expiring in fiscal April 2022. In addition, total credit lines included long-term credit facility agreements of $2,500 million, expiring in fiscal April 2025, and $2,500 million, expiring in fiscal March 2026. The Company expects to extend the terms of these credit facilities. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at January 30, 2022 was $15,452 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $28,697 million at January 30, 2022. All of these requirements of the credit agreements have been met during the periods included in the financial statements.

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

Trade Accounts and Notes Receivable. Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $647 million during the first three months of 2022, mostly due to a seasonal increase. These receivables decreased $182 million, compared to a year ago. The ratios of trade accounts and notes receivable to the last 12 months’ net sales were 12 percent at January 30, 2022, compared to 11 percent at October 31, 2021 and 15 percent at January 31, 2021. Production and precision agriculture trade receivables decreased $218 million, small agriculture and turf trade receivables decreased $220 million, and construction and forestry trade receivables increased $256 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent, 1 percent, and 3 percent at January 30, 2022, October 31, 2021, and January 31, 2021, respectively.

Equipment Operations

The Company’s equipment businesses are capital intensive and are subject to seasonal variations in financing requirements for inventories and certain receivables from dealers. The equipment operations sell a significant portion of their trade receivables to financial services. Funds provided from operations are supplemented by external financing sources as needed.

Cash used for operating activities of the equipment operations, including intercompany cash flows, in the first three months of 2022 was $2,488 million. This resulted largely from a change in working capital and a $1,000 million voluntary contribution to a U.S. OPEB plan exceeding cash inflows from net income adjusted for non-cash provisions. Cash, cash equivalents, and restricted cash decreased $3,592 million in the first three months of 2022.

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first three months of 2021 was $348 million. Cash inflows from net income adjusted for non-cash provisions were partially offset by changes in working capital. Cash, cash equivalents, and restricted cash decreased $71 million in the first three months of 2021.

Trade receivables held by the equipment operations decreased $159 million during the first three months of 2022 and increased $96 million from a year ago. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $1,154 million during the first three months, primarily due to a seasonal increase. Inventories increased $1,979 million, compared to a year ago, due to higher forecasted shipment volumes and a raw material build-up related to the UAW work stoppage, partially offset by the effect of foreign currency translation. A majority of these inventories are valued on the last-in, first-out (LIFO) method.

Total interest-bearing debt, excluding finance lease liabilities, of the equipment operations was $10,229 million at January 30, 2022, compared with $10,373 million at October 31, 2021 and $10,494 million at January 31, 2021. The ratios of debt to total capital (total interest-bearing debt and stockholders’ equity) were 36 percent, 36 percent, and 43 percent at January 30, 2022, October 31, 2021, and January 31, 2021, respectively.

Property and equipment cash expenditures for the equipment operations in the first three months of 2022 were $193 million, compared with $154 million in the same period last year. Capital expenditures for the equipment operations in 2022 are estimated to be approximately $1,175 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

During the first three months of 2022 and 2021, the cash provided by operating and investing activities was used for financing activities. Cash, cash equivalents, and restricted cash increased $36 million in the first three months of 2022 and decreased $37 million in the first three months of 2021.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with financing of new and used equipment, operating leases, trade receivables, revolving charge accounts, sales-type and direct financing leases, and wholesale notes. Trade and financing receivables and equipment on operating leases decreased $1,149 million during the first quarter of 2022, primarily due to seasonal payments, and increased $2,490 million in the past 12 months. Total acquisition volumes of receivables (excluding trade and wholesale) and leases were 3 percent higher in the first three months of 2022, compared with the same period last year, as volumes of operating and finance leases, retail notes, and revolving charge accounts were higher compared to January 31, 2021.

Total external interest-bearing debt of the financial services operations was $37,026 million at January 30, 2022, compared with $37,978 million at October 31, 2021 and $35,415 million at January 31, 2021. Total external borrowings have generally changed corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt to stockholder’s equity was 7.4 to 1 at January 30, 2022, compared with 7.8 to 1 at October 31, 2021 and 7.6 to 1 at January 31, 2021.

Capital Corporation has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 10). The facility was renewed in November 2021 with an expiration in November 2022 and a reduction of the total capacity or “financing limit” from $2,000 million to $1,000 million. As a result of the reduced capacity, the Company repurchased $511 million of outstanding short-term securitization borrowings in November 2021, in addition to the normal payments collected on the retail notes.

In the first three months of 2022, the financial services operations retired $1,123 million of retail note securitization borrowings, which are presented in “Increase (decrease) in total short-term borrowings.” In addition, during the first three months of 2022, the financial services operations issued $2,335 million and retired $1,816 million of long-term borrowings, which were primarily medium-term notes.

Safe Harbor Statement

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: Statements under “Overview” and other forward-looking statements herein that relate to future events, expectations, and trends involve factors that are subject to change, and assumptions, risks, and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all of the Company’s businesses.

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

All of the Company’s businesses and its results are affected by general economic conditions in the global markets and industries in which the Company operates; customer confidence in general economic conditions; government spending and taxing; foreign currency exchange rates and their volatility, especially fluctuations in the value of the U.S. dollar; interest rates (including the availability of interbank overnight rate reference rates); inflation and deflation rates; changes in weather and climate patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts; natural disasters; and the spread of major epidemics or pandemics (including the COVID pandemic) and government and industry responses to such epidemics or pandemics, such as travel restrictions and extended shut downs of businesses.

Continued uncertainties related to the magnitude, duration, and persistent effects of the COVID pandemic may significantly adversely affect the Company’s business and outlook. These uncertainties include, among other things: the duration and impact of the resurgence in COVID cases in any country, state, or region; the emergence, contagiousness, and threat of new and different strains of virus; the availability, acceptance, and effectiveness of vaccines; additional closures as mandated or otherwise made necessary by governmental authorities; disruptions in the supply chain, including those caused by industry capacity constraints, material availability, and global logistics delays and constraints arising from, among other things, the transportation capacity of ocean shipping containers, and continued disruptions in the operations of one or more key suppliers, or the failure of any key suppliers; an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID pandemic; the Company’s ability to meet commitments to customers on a timely basis as a result of increased costs and supply and transportation challenges; increased logistics costs; additional operating costs due to continued remote working arrangements and other COVID-related challenges; increased risk of cyber-attacks on network connections used in remote working arrangements; increased privacy-related risks due to processing health-related personal information; legal claims related to personal protective equipment designed, made, or provided by the Company or alleged exposure to COVID on Company premises; absence of employees due to illness; and the impact of the pandemic on the Company’s customers and dealers. The sustainability of the economic recovery from the pandemic remains unclear and significant volatility could continue for a prolonged period. These factors, and others that are currently unknown or considered immaterial, could materially and adversely affect our business, liquidity, results of operations, and financial position.

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

Additional factors that could materially affect the Company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding, and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, and other areas; the potential default of the U.S. federal government if Congress fails to pass a 2022 budget resolution; governmental programs, policies, and tariffs for the benefit of certain industries or sectors; sanctions in particular jurisdictions, including those imposed in connection with the military confrontation between Russia and Ukraine; retaliatory actions to such changes in trade, banking, monetary, and fiscal policies; actions by central banks; actions by financial and securities regulators; actions by environmental, health, and safety regulatory agencies, including those related to engine emissions, carbon and other greenhouse gas emissions, noise, and the effects of climate change; changes to GPS radio frequency bands or their permitted uses; changes in labor and immigration regulations; changes to accounting standards; changes in tax rates, estimates, laws, and regulations and Company actions related thereto; changes to and compliance with privacy, banking, and other regulations; changes to and compliance with economic sanctions and export controls laws and regulations; compliance with U.S. and foreign laws when expanding to new markets and otherwise; and actions by other regulatory bodies.

Other factors that could materially affect the Company’s results include security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and its suppliers and dealers; security breaches with respect to the Company’s products; production, design, and technological innovations and difficulties, including capacity and supply constraints and prices; the loss of or challenges to intellectual property rights, whether through theft, infringement, counterfeiting, or otherwise; the availability and prices of strategically sourced materials, components, and whole goods; delays or disruptions in the Company’s supply chain or the loss of liquidity by suppliers; disruptions of infrastructures that support communications, operations, or distribution; the failure of customers, dealers, suppliers, or the Company to comply with laws, regulations, and Company policy pertaining to employment, human rights, health, safety, the environment, sanctions, export controls, anti-corruption, privacy and data protection, and other ethical business practices; introduction of legislation that could affect the Company’s business model and intellectual property, such as right to repair or right to modify; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits, or other legal proceedings; start-up of new plants and products; the success of new product initiatives or business strategies; changes in customer product preferences and sales mix; gaps or limitations in rural broadband coverage, capacity, and speed needed to support technology solutions; oil and energy prices, supplies, and volatility; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices, especially as to levels of new and used field inventories; changes in demand and pricing for used equipment and resulting impacts on lease residual values; labor relations and contracts, including work stoppages and other disruptions; changes in the ability to attract, develop, engage, and retain qualified personnel; acquisitions and divestitures of businesses; greater-than-anticipated transaction costs; the integration of new businesses; the failure or delay in closing or realizing anticipated benefits of acquisitions, joint ventures, or divestitures; the inability to deliver precision technology and agricultural solutions to customers; the implementation of the smart industrial operating model and other organizational changes; the failure to realize anticipated savings or benefits of cost reduction, productivity, or efficiency efforts; difficulties related to the conversion and implementation of enterprise resource planning systems; changes in Company-declared dividends and common stock issuances and repurchases; changes in the level and funding of employee retirement benefits; changes in market values of investment assets, compensation, retirement, discount, and mortality rates which impact retirement benefit costs; and significant changes in health care costs.

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

The Company’s forward-looking statements are based upon assumptions relating to the factors described above, which are sometimes based upon estimates and data prepared by government agencies. Such estimates and data are often revised. The Company, except as required by law, undertakes no obligation to update or revise its forward-looking statements, whether as a result of new developments or otherwise. Further information concerning the Company and its businesses, including factors that could materially affect the Company’s financial results, is included in the Company’s other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. Risk Factors of the Company’s most recent annual report on Form 10-K and the Company’s subsequent quarterly reports on Form 10-Q).

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENTS OF INCOME
For the Three Months Ended January 30, 2022 and January 31, 2021
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS[1]		SERVICES		ELIMINATIONS		CONSOLIDATED
	2022	2021	2022	2021	2022	2021	2022	2021
Net Sales and Revenues
Net sales	$8,531	$8,051					$8,531	$8,051
Finance and interest income	34	32	$829	$862	$(63)	$(60)	800	834	[2]
Other income	217	220	87	72	(66)	(65)	238	227	[3]
Total	8,782	8,303	916	934	(129)	(125)	9,569	9,112

Costs and Expenses
Cost of sales	6,696	5,806			(1)	(1)	6,695	5,805	[4]
Research and development expenses	402	366					402	366
Selling, administrative and general expenses	657	653	126	117	(2)	(1)	781	769	[4]
Interest expense	90	95	158	188	(19)	(12)	229	271	[5]
Interest compensation to Financial Services	44	48			(44)	(48)			[5]
Other operating expenses	39	67	335	369	(63)	(63)	311	373	[6]
Total	7,928	7,035	619	674	(129)	(125)	8,418	7,584

Income before Income Taxes	854	1,268	297	260			1,151	1,528
Provision for income taxes	182	252	68	56			250	308

Income after Income Taxes	672	1,016	229	204			901	1,220
Equity in income of unconsolidated affiliates	1	4	2				3	4

Net Income	673	1,020	231	204			904	1,224
Less: Net income attributable to noncontrolling interests	1						1
Net Income Attributable to Deere & Company	$672	$1,020	$231	$204			$903	$1,224

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

3 Elimination of equipment operations’ margin from inventory transferred to equipment on operating leases (see Note 3).

4 Elimination of intercompany service fees.

5 Elimination of equipment operations’ interest expense to financial services.

6 Elimination of financial services’ lease depreciation expense related to inventory transferred to equipment on operating leases.

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEETS
(In millions of dollars) Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS[1]			SERVICES			ELIMINATIONS			CONSOLIDATED
	Jan 30	Oct 31	Jan 31	Jan 30	Oct 31	Jan 31	Jan 30	Oct 31	Jan 31	Jan 30	Oct 31	Jan 31
	2022	2021	2021	2022	2021	2021	2022	2021	2021	2022	2021	2021
Assets
Cash and cash equivalents	$3,596	$7,188	$6,074	$876	$829	$888				$4,472	$8,017	$6,962
Marketable securities	2	3	8	733	725	659				735	728	667
Receivables from unconsolidated affiliates	5,340	5,591	5,151				$(5,307)	$(5,564)	$(5,123)	33	27	28	[7]
Trade accounts and notes receivable – net	996	1,155	900	4,843	3,895	5,341	(984)	(842)	(1,204)	4,855	4,208	5,037	[8]
Financing receivables – net	56	73	103	33,135	33,726	29,335				33,191	33,799	29,438
Financing receivables securitized – net	9	10	18	3,507	4,649	3,913				3,516	4,659	3,931
Other receivables	1,785	1,602	1,010	153	159	151	(35)	(23)	(20)	1,903	1,738	1,141	[8]
Equipment on operating leases – net				6,624	6,988	7,030				6,624	6,988	7,030
Inventories	7,935	6,781	5,956							7,935	6,781	5,956
Property and equipment – net	5,629	5,783	5,703	36	37	38				5,665	5,820	5,741
Investments in unconsolidated affiliates	153	153	157	23	22	21				176	175	178
Goodwill	3,192	3,291	3,194							3,192	3,291	3,194
Other intangible assets – net	1,209	1,275	1,342							1,209	1,275	1,342
Retirement benefits	3,095	3,539	903	65	64	60	(2)	(2)	(57)	3,158	3,601	906	[9]
Deferred income taxes	1,095	1,215	1,797	50	53	51	(222)	(231)	(292)	923	1,037	1,556	[10]
Other assets	1,577	1,493	1,485	454	477	891	(4)		(3)	2,027	1,970	2,373
Total Assets	$35,669	$39,152	$33,801	$50,499	$51,624	$48,378	$(6,554)	$(6,662)	$(6,699)	$79,614	$84,114	$75,480

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$1,516	$1,509	$394	$9,474	$9,410	$8,830				$10,990	$10,919	$9,224
Short-term securitization borrowings	8	10	17	3,474	4,595	3,952				3,482	4,605	3,969
Payables to unconsolidated affiliates	172	143	119	5,307	5,564	5,123	$(5,307)	$(5,564)	$(5,123)	172	143	119	[7]
Accounts payable and accrued expenses	9,532	11,055	8,672	1,970	2,015	1,959	(1,023)	(865)	(1,227)	10,479	12,205	9,404	[8]
Deferred income taxes	425	438	394	353	369	430	(222)	(231)	(292)	556	576	532	[10]
Long-term borrowings	8,760	8,915	10,139	24,078	23,973	22,633				32,838	32,888	32,772
Retirement benefits and other liabilities	3,182	4,239	5,325	109	107	106	(2)	(2)	(57)	3,289	4,344	5,374	[9]
Total liabilities	23,595	26,309	25,060	44,765	46,033	43,033	(6,554)	(6,662)	(6,699)	61,806	65,680	61,394

Commitments and contingencies (Note 16)

Stockholders’ Equity
Total Deere & Company stockholders’ equity	17,804	18,431	14,083	5,734	5,591	5,345	(5,734)	(5,591)	(5,345)	17,804	18,431	14,083	[11]
Noncontrolling interests	4	3	3							4	3	3
Financial Services’ equity	(5,734)	(5,591)	(5,345)				5,734	5,591	5,345				[11]
Adjusted total stockholders’ equity	12,074	12,843	8,741	5,734	5,591	5,345				17,808	18,434	14,086
Total Liabilities and Stockholders’ Equity	$35,669	$39,152	$33,801	$50,499	$51,624	$48,378	$(6,554)	$(6,662)	$(6,699)	$79,614	$84,114	$75,480

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

8 Primarily reclassification of sales incentive accruals on receivables sold to financial services.

9 Reclassification of net pension assets / liabilities.

10 Reclassification of deferred tax assets / liabilities in the same taxing jurisdictions.

11 Elimination of financial services’ equity.

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF CASH FLOWS
For the Three Months Ended January 30, 2022 and January 31, 2021
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS[1]		SERVICES		ELIMINATIONS		CONSOLIDATED
	2022	2021	2022	2021	2022	2021	2022	2021
Cash Flows from Operating Activities
Net income	$673	$1,020	$231	$204			$904	$1,224
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	(2)	(2)	2	(3)				(5)
Provision for depreciation and amortization	257	279	266	294	$(37)	$(35)	486	538	[12]
Impairment charges		50						50
Share-based compensation expense					18	15	18	15	[13]
Undistributed earnings of unconsolidated affiliates	42	154	(2)	(1)	(42)	(135)	(2)	18	[14]
Provision (credit) for deferred income taxes	223	(27)	(13)	(11)			210	(38)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	158	156			(264)	(253)	(106)	(97)	[15,17,18]
Inventories	(1,277)	(842)			(20)	(84)	(1,297)	(926)	[16]
Accounts payable and accrued expenses	(1,346)	(529)	(66)	(53)	(142)	(123)	(1,554)	(705)	[17]
Accrued income taxes payable/receivable	(192)	173	8	(43)			(184)	130
Retirement benefits	(1,012)	(16)	2	2			(1,010)	(14)
Other	(12)	(68)	(17)	31	11	(10)	(18)	(47)	[12,13,16]
Net cash provided by (used for) operating activities	(2,488)	348	411	420	(476)	(625)	(2,553)	143

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			6,845	6,416	(410)	(417)	6,435	5,999	[15]
Proceeds from maturities and sales of marketable securities			21	20			21	20
Proceeds from sales of equipment on operating leases			479	460			479	460
Cost of receivables acquired (excluding receivables related to sales)			(5,719)	(5,559)	116	259	(5,603)	(5,300)	[15]
Acquisitions of businesses, net of cash acquired	(24)	(19)					(24)	(19)
Purchases of marketable securities			(48)	(39)			(48)	(39)
Purchases of property and equipment	(193)	(154)					(193)	(154)
Cost of equipment on operating leases acquired			(419)	(408)	28	114	(391)	(294)	[16]
Increase in trade and wholesale receivables			(684)	(523)	684	523			[15]
Collateral on derivatives – net	4		(17)	(88)			(13)	(88)
Other	(22)	(8)	(9)	(9)	16	11	(15)	(6)	[18]
Net cash provided by (used for) investing activities	(235)	(181)	449	270	434	490	648	579

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	123	(20)	(1,141)	(675)			(1,018)	(695)
Change in intercompany receivables/payables	150	264	(150)	(264)
Proceeds from long-term borrowings	18		2,335	1,757			2,353	1,757
Payments of long-term borrowings	(124)	(20)	(1,816)	(1,421)			(1,940)	(1,441)
Proceeds from issuance of common stock	11	71					11	71
Repurchases of common stock	(623)	(352)					(623)	(352)
Dividends paid	(327)	(242)	(42)	(135)	42	135	(327)	(242)	[14]
Other	(22)	(22)	(11)	(9)			(33)	(31)
Net cash used for financing activities	(794)	(321)	(825)	(747)	42	135	(1,577)	(933)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(75)	83	1	20			(74)	103

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(3,592)	(71)	36	(37)			(3,556)	(108)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,200	6,156	925	1,016			8,125	7,172
Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,608	$6,085	$961	$979			$4,569	$7,064

1 The equipment operations represents the enterprise without financial services. The equipment operations includes the Company’s production and precision agriculture operations, small agriculture and turf operations, construction and forestry operations, and other corporate assets, liabilities, revenues, and expenses not reflected within financial services.

12 Elimination of depreciation on leases related to inventory transferred to equipment on operating leases (see Note 3).

13 Reclassification of share-based compensation expense.

14 Elimination of dividends from financial services to the equipment operations, which are included in the equipment operations net cash provided by operating activities.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recently filed annual on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4.  CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of January 30, 2022, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the first quarter of 2022, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

See the Company’s most recently filed annual report on Form 10-K (Part I, Item 1A). There has been no material change in this information. The risks described in the annual report on Form 10-K, and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company. Additional risks and uncertainties may also materially affect the Company’s business, financial condition, or operating results. One should not consider the risk factors to be a complete discussion of risks, uncertainties, and assumptions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2022 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased (2)	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Nov 1 to Nov 28	616	$354.70	616	15.0
Nov 29 to Dec 26	666	350.83	627	14.4
Dec 27 to Jan 30	459	371.69	459	13.9
Total	1,741		1,702
(1)	The Company has a share repurchase plan that was announced in December 2019 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under the December 2019 plan was based on the end of the first quarter closing share price of $373.79 per share. At the end of the first quarter of 2022, $5,202 million of common stock remains to be purchased under the plan.
(2)	In the first quarter of 2022, 39 thousand shares were purchased from plan participants at a market price to pay payroll taxes on certain restricted stock awards. The shares were valued at a weighted-average market price of $358.36.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Disclosure Pursuant to Section 13(r) of the Exchange Act.

Under Section 13(r) of the Exchange Act, the Company is required to disclose in its periodic reports if it or any of its affiliates knowingly conducted transactions or dealings with entities or individuals designated pursuant to certain executive orders issued by the U.S. government. On March 2, 2021, the U.S. Secretary of State designated the Russian Federal Security Service (FSB) as a blocked party under Executive Order 13382. On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control updated General License No. 1B to authorize certain transactions and activities with the FSB related to the importation, distribution, or use of certain information technology products in the Russian Federation. In the ordinary course of business, including during the three-month period ended January 30, 2022, certain of the Company’s subsidiaries requested and/or received legally required administrative notifications with the FSB in connection with the importation and/or use of certain of the Company’s products in the Russian Federation, as authorized by General License No. 1B. Neither the Company nor its subsidiaries made any payments, nor did they receive gross revenues or net profits, in connection with these activities. The Company expects that certain of its subsidiaries will continue to engage with the FSB in activities necessary to conduct business in the Russian Federation in accordance with applicable U.S. laws and regulations so long as it remains lawful to do so.

Item 6.  Exhibits

Certain instruments relating to long-term borrowings constituting less than 10 percent of the registrant’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will file copies of such instruments upon request of the Commission.

3.1	Certificate of Incorporation (Exhibit 3.1 to Form 10-Q of registrant for the quarter ended July 28, 2019, Securities and Exchange Commission File Number 1-4121*)

3.2	Bylaws, as amended (Exhibit 3.1 to Form 8-K of registrant filed on December 3, 2020, Securities and Exchange Commission File Number 1-4121*)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	February 24, 2022	By:	/s/ Ryan D. Campbell
Ryan D. Campbell Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)