Form 10-Q
period 2022-05-01
DEERE & CO
filed 2022-05-26
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2022

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

Yes ☐ No ☒

At May 1, 2022, 305,635,672 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENTS OF CONSOLIDATED INCOME
For the Three Months Ended May 1, 2022 and May 2, 2021
(In millions of dollars and shares except per share amounts) Unaudited
	2022	2021
Net Sales and Revenues
Net sales	$12,034	$10,998
Finance and interest income	796	809
Other income	540	251
Total	13,370	12,058

Costs and Expenses
Cost of sales	8,918	7,928
Research and development expenses	453	377
Selling, administrative and general expenses	932	838
Interest expense	187	268
Other operating expenses	328	335
Total	10,818	9,746

Income of Consolidated Group before Income Taxes	2,552	2,312
Provision for income taxes	461	530

Income of Consolidated Group	2,091	1,782
Equity in income of unconsolidated affiliates	6	8

Net Income	2,097	1,790
Less: Net loss attributable to noncontrolling interests	(1)
Net Income Attributable to Deere & Company	$2,098	$1,790

Per Share Data
Basic	$6.85	$5.72
Diluted	$6.81	$5.68
Dividends declared	$1.05	$.90
Dividends paid	$1.05	$.76

Average Shares Outstanding
Basic	306.2	312.8
Diluted	308.1	315.2

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended May 1, 2022 and May 2, 2021
(In millions of dollars) Unaudited
	2022	2021

Net Income	$2,097	$1,790

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	129	91
Cumulative translation adjustment	(248)	37
Unrealized gain on derivatives	28	3
Unrealized loss on debt securities	(48)	(13)
Other Comprehensive Income (Loss), Net of Income Taxes	(139)	118

Comprehensive Income of Consolidated Group	1,958	1,908
Less: Comprehensive loss attributable to noncontrolling interests	(5)
Comprehensive Income Attributable to Deere & Company	$1,963	$1,908

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED INCOME
For the Six Months Ended May 1, 2022 and May 2, 2021
(In millions of dollars and shares except per share amounts) Unaudited
	2022	2021
Net Sales and Revenues
Net sales	$20,565	$19,049
Finance and interest income	1,595	1,644
Other income	779	477
Total	22,939	21,170

Costs and Expenses
Cost of sales	15,613	13,734
Research and development expenses	855	743
Selling, administrative and general expenses	1,713	1,607
Interest expense	417	538
Other operating expenses	638	708
Total	19,236	17,330

Income of Consolidated Group before Income Taxes	3,703	3,840
Provision for income taxes	710	838

Income of Consolidated Group	2,993	3,002
Equity in income of unconsolidated affiliates	8	12

Net Income	3,001	3,014
Less: Net income attributable to noncontrolling interests		1
Net Income Attributable to Deere & Company	$3,001	$3,013

Per Share Data
Basic	$9.78	$9.62
Diluted	$9.72	$9.55
Dividends declared	$2.10	$1.66
Dividends paid	$2.10	$1.52

Average Shares Outstanding
Basic	306.8	313.1
Diluted	308.8	315.6

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
For the Six Months Ended May 1, 2022 and May 2, 2021
(In millions of dollars) Unaudited
	2022	2021

Net Income	$3,001	$3,014

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(216)	154
Cumulative translation adjustment	(515)	433
Unrealized gain on derivatives	42	7
Unrealized loss on debt securities	(63)	(15)
Other Comprehensive Income (Loss), Net of Income Taxes	(752)	579

Comprehensive Income of Consolidated Group	2,249	3,593
Less: Comprehensive income (loss) attributable to noncontrolling interests	(4)	1
Comprehensive Income Attributable to Deere & Company	$2,253	$3,592

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars) Unaudited
	May 1	October 31	May 2
	2022	2021	2021
Assets
Cash and cash equivalents	$3,878	$8,017	$7,182
Marketable securities	682	728	668
Trade accounts and notes receivable – net	6,258	4,208	6,158
Financing receivables – net	34,085	33,799	30,994
Financing receivables securitized – net	4,073	4,659	4,107
Other receivables	2,306	1,765	1,504
Equipment on operating leases – net	6,465	6,988	7,108
Inventories	9,030	6,781	6,042
Property and equipment – net	5,715	5,820	5,704
Goodwill	3,812	3,291	3,190
Other intangible assets – net	1,352	1,275	1,310
Retirement benefits	3,059	3,601	951
Deferred income taxes	1,104	1,037	1,724
Other assets	2,280	2,145	2,337
Total Assets	$84,099	$84,114	$78,979

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$12,413	$10,919	$9,911
Short-term securitization borrowings	4,006	4,605	4,106
Accounts payable and accrued expenses	12,679	12,348	10,682
Deferred income taxes	584	576	533
Long-term borrowings	32,447	32,888	33,346
Retirement benefits and other liabilities	2,964	4,344	5,305
Total liabilities	65,093	65,680	63,883

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest (Note 19)	99

Stockholders’ Equity
Common stock, $1 par value (issued shares at May 1, 2022 – 536,431,204)	5,117	5,054	4,999
Common stock in treasury	(21,727)	(20,533)	(19,052)
Retained earnings	38,805	36,449	34,105
Accumulated other comprehensive income (loss)	(3,291)	(2,539)	(4,960)
Total Deere & Company stockholders’ equity	18,904	18,431	15,092
Noncontrolling interests	3	3	4
Total stockholders’ equity	18,907	18,434	15,096
Total Liabilities and Stockholders’ Equity	$84,099	$84,114	$78,979

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Six Months Ended May 1, 2022 and May 2, 2021
(In millions of dollars) Unaudited
	2022	2021
Cash Flows from Operating Activities
Net income	$3,001	$3,014
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	45	(24)
Provision for depreciation and amortization	933	1,054
Impairment charges	77	50
Share-based compensation expense	44	45
Gain on remeasurement of previously held equity investment	(326)
Undistributed earnings of unconsolidated affiliates	(2)	11
Provision (credit) for deferred income taxes	37	(213)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(1,535)	(1,124)
Inventories	(2,265)	(1,193)
Accounts payable and accrued expenses	(443)	318
Accrued income taxes payable/receivable	(139)	54
Retirement benefits	(1,020)	(5)
Other	(169)	(201)
Net cash provided by (used for) operating activities	(1,762)	1,786

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	11,190	10,367
Proceeds from sales of equipment on operating leases	1,035	1,011
Cost of receivables acquired (excluding receivables related to sales)	(11,971)	(11,359)
Acquisitions of businesses, net of cash acquired	(473)	(19)
Purchases of property and equipment	(346)	(320)
Cost of equipment on operating leases acquired	(1,004)	(764)
Collateral on derivatives – net	(248)	(255)
Other	(71)	(48)
Net cash used for investing activities	(1,888)	(1,387)

Cash Flows from Financing Activities
Increase in total short-term borrowings	812	212
Proceeds from long-term borrowings	4,298	3,967
Payments of long-term borrowings	(3,625)	(3,157)
Proceeds from issuance of common stock	50	116
Repurchases of common stock	(1,226)	(1,044)
Dividends paid	(649)	(480)
Other	(46)	(55)
Net cash used for financing activities	(386)	(441)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(110)	151

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(4,146)	109
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	8,125	7,172
Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,979	$7,281

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$3,878	$7,182
Restricted cash (Other assets)	101	99
Total cash, cash equivalents, and restricted cash	$3,979	$7,281

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended May 1, 2022 and May 2, 2021
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Three Months Ended May 2, 2021
Balance January 31, 2021	$14,086	$4,942	$(18,377)	$32,596	$(5,078)	$3
Net income	1,790			1,790
Other comprehensive income	118				118
Repurchases of common stock	(692)		(692)
Treasury shares reissued	17		17
Dividends declared	(282)			(282)
Stock options and other	59	57		1		1
Balance May 2, 2021	$15,096	$4,999	$(19,052)	$34,105	$(4,960)	$4

Six Months Ended May 2, 2021
Balance November 1, 2020	$12,944	$4,895	$(18,065)	$31,646	$(5,539)	$7
ASU No. 2016-13 adoption	(35)			(35)
Net income	3,014			3,013		1
Other comprehensive income	579				579
Repurchases of common stock	(1,044)		(1,044)
Treasury shares reissued	57		57
Dividends declared	(520)			(520)
Stock options and other	101	104		1		(4)
Balance May 2, 2021	$15,096	$4,999	$(19,052)	$34,105	$(4,960)	$4

Three Months Ended May 1, 2022
Balance January 30, 2022	$17,808	$5,066	$(21,139)	$37,029	$(3,152)	$4
Acquisitions (see Note 19)							$105
Net income (loss)	2,098			2,098			(1)
Other comprehensive loss	(139)				(139)		(4)
Repurchases of common stock	(603)		(603)
Treasury shares reissued	15		15
Dividends declared	(323)			(322)		(1)
Stock options and other	51	51					(1)
Balance May 1, 2022	$18,907	$5,117	$(21,727)	$38,805	$(3,291)	$3	$99

Six Months Ended May 1, 2022
Balance October 31, 2021	$18,434	$5,054	$(20,533)	$36,449	$(2,539)	$3
Acquisitions (see Note 19)							$105
Net income (loss)	3,002			3,001		1	(1)
Other comprehensive loss	(752)				(752)		(4)
Repurchases of common stock	(1,226)		(1,226)
Treasury shares reissued	32		32
Dividends declared	(646)			(645)		(1)
Stock options and other	63	63					(1)
Balance May 1, 2022	$18,907	$5,117	$(21,727)	$38,805	$(3,291)	$3	$99

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

Equipment Operations – Represents the enterprise without financial services (FS), while including the Company’s production and precision agriculture operations (PPA), small agriculture and turf operations (SAT), construction and forestry operations (CF), and other corporate assets, liabilities, revenues, and expenses not reflected within financial services.

Financial Services – Represents the Company’s financing operations. Assets managed by financial services, including most financing receivables and equipment on operating leases, continue to be evaluated by market (agriculture and turf or construction and forestry).

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal year 2022 and 2021 were May 1, 2022 and May 2, 2021, respectively. Both second quarters contained 13 weeks, while both year-to-date periods contained 26 weeks. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years generally ending in October and the associated periods in those fiscal years.

Prior to fiscal year 2021, the operating results of the Wirtgen Group (Wirtgen) were incorporated into the Company’s consolidated financial statements using a one-month lag period. The reporting lag was eliminated resulting in one additional month of Wirtgen activity in both the first quarter and the year-to-date period of 2021. The effect was an increase to Net sales of $270 million, which the Company considers immaterial to construction and forestry’s annual net sales.

As a result of recent acquisitions (see Note 19), the Company updated the presentation on the consolidated balance sheet to remove the following lines: Receivables from unconsolidated affiliates, Investments in unconsolidated affiliates, and Payables to unconsolidated affiliates. These balances are now immaterial to the Company’s consolidated balance sheet and have been reclassified into Other receivables, Other assets, and Accounts payable and accrued expenses, respectively.

The Company consolidates certain variable interest entities (VIEs) related to retail note securitizations (see Note 9).

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

Revenue Recognition

Prior to fiscal year 2022, certain goods were shipped to Canadian dealers on a consignment basis under which the risk and rewards of ownership were not transferred to the dealer at the time the goods were delivered. Accordingly, sales were not recorded until a retail customer purchased the goods. The dealer contract in Canada was changed for goods delivered after November 1, 2021, resulting in transfer of control and revenue recognition upon delivery. For certain goods delivered to Canadian dealers prior to November 1, 2021, the dealer consignment terms already in place remain in effect. As of May 1, 2022 and October 31, 2021, the remaining consigned inventory was $46 million and $150 million, respectively.

New Accounting Standards

The Company closely monitors all Accounting Standard Updates (ASUs) issued by the Financial Accounting Standards Board and other authoritative guidance. ASUs adopted in 2022 did not have a material impact on the Company’s financial statements, and ASUs to be adopted in future periods are being evaluated and at this point are not expected to have a material impact on the Company’s financial statements.

(3)  Revenue Recognition

The Company’s net sales and revenues by primary geographic market, major product line, and timing of revenue recognition in millions of dollars follow:

	Three Months Ended May 1, 2022
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$2,434	$2,103	$2,108	$569	$7,214
Canada	309	161	355	149	974
Western Europe	536	658	464	25	1,683
Central Europe and CIS	404	151	146	11	712
Latin America	1,126	134	333	73	1,666
Asia, Africa, Australia, New Zealand, and Middle East	367	399	318	37	1,121
Total	$5,176	$3,606	$3,724	$864	$13,370

Major product lines:
Production agriculture	$5,032				$5,032
Small agriculture		$2,668			2,668
Turf		817			817
Construction			$1,516		1,516
Compact construction			427		427
Roadbuilding			1,017		1,017
Forestry			325		325
Financial products	10	9	6	$864	889
Other	134	112	433		679
Total	$5,176	$3,606	$3,724	$864	$13,370

Revenue recognized:
At a point in time	$5,144	$3,593	$3,707	$26	$12,470
Over time	32	13	17	838	900
Total	$5,176	$3,606	$3,724	$864	$13,370

	Six Months Ended May 1, 2022
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$4,042	$3,541	$3,368	$1,142	$12,093
Canada	448	283	687	301	1,719
Western Europe	1,003	1,190	822	51	3,066
Central Europe and CIS	606	277	341	22	1,246
Latin America	1,902	238	561	141	2,842
Asia, Africa, Australia, New Zealand, and Middle East	608	751	537	77	1,973
Total	$8,609	$6,280	$6,316	$1,734	$22,939

Major product lines:
Production agriculture	$8,315				$8,315
Small agriculture		$4,600			4,600
Turf		1,444			1,444
Construction			$2,691		2,691
Compact construction			748		748
Roadbuilding			1,709		1,709
Forestry			630		630
Financial products	22	20	11	$1,734	1,787
Other	272	216	527		1,015
Total	$8,609	$6,280	$6,316	$1,734	$22,939

Revenue recognized:
At a point in time	$8,540	$6,247	$6,277	$50	$21,114
Over time	69	33	39	1,684	1,825
Total	$8,609	$6,280	$6,316	$1,734	$22,939

	Three Months Ended May 2, 2021
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$2,211	$1,838	$1,481	$608	$6,138
Canada	252	144	320	153	869
Western Europe	589	738	514	26	1,867
Central Europe and CIS	531	160	209	9	909
Latin America	700	103	220	60	1,083
Asia, Africa, Australia, New Zealand, and Middle East	319	444	393	36	1,192
Total	$4,602	$3,427	$3,137	$892	$12,058

Major product lines:
Production agriculture	$4,466				$4,466
Small agriculture		$2,417			2,417
Turf		898			898
Construction			$1,232		1,232
Compact construction			396		396
Roadbuilding			1,066		1,066
Forestry			343		343
Financial products	12	10	5	$892	919
Other	124	102	95		321
Total	$4,602	$3,427	$3,137	$892	$12,058

Revenue recognized:
At a point in time	$4,562	$3,412	$3,114	$26	$11,114
Over time	40	15	23	866	944
Total	$4,602	$3,427	$3,137	$892	$12,058

	Six Months Ended May 2, 2021
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$3,820	$3,261	$2,683	$1,206	$10,970
Canada	364	223	508	307	1,402
Western Europe	1,038	1,224	953	50	3,265
Central Europe and CIS	692	244	387	18	1,341
Latin America	1,213	180	390	119	1,902
Asia, Africa, Australia, New Zealand, and Middle East	623	845	746	76	2,290
Total	$7,750	$5,977	$5,667	$1,776	$21,170

Major product lines:
Production agriculture	$7,478				$7,478
Small agriculture		$4,228			4,228
Turf		1,549			1,549
Construction			$2,119		2,119
Compact construction			742		742
Roadbuilding			1,976		1,976
Forestry			633		633
Financial products	28	20	12	$1,776	1,836
Other	244	180	185		609
Total	$7,750	$5,977	$5,667	$1,776	$21,170

Revenue recognized:
At a point in time	$7,668	$5,946	$5,614	$50	$19,278
Over time	82	31	53	1,726	1,892
Total	$7,750	$5,977	$5,667	$1,776	$21,170

The Company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These items are primarily for premiums for extended warranties, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in Accounts payable and accrued expenses in the consolidated balance sheets. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 15, was $1,423 million, $1,344 million, and $1,249 million at May 1, 2022, October 31, 2021, and May 2, 2021, respectively. The contract liability is reduced as the revenue is recognized. During the three months ended May 1, 2022 and May 2, 2021, $130 million and $111 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year. During the six months ended May 1, 2022 and May 2, 2021, $395 million and $335 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $1,116 million at May 1, 2022. The estimated revenue to be recognized by fiscal year follows in millions of dollars: remainder of 2022 - $173, 2023 - $311, 2024 - $260, 2025 - $168, 2026 - $87, 2027 - $52 and later years - $65. As permitted, the Company elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are generally for sales of equipment, service parts, repair services, and certain telematics services.

(4)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) in millions of dollars follow:

	May 1	October 31	May 2
	2022	2021	2021
Retirement benefits adjustment	$(1,250)	$(1,034)	$(3,764)
Cumulative translation adjustment	(1,993)	(1,478)	(1,163)
Unrealized loss on derivatives		(42)	(51)
Unrealized gain (loss) on debt securities	(48)	15	18
Total accumulated other comprehensive income (loss)	$(3,291)	$(2,539)	$(4,960)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars. Retirement benefits adjustment reclassifications for actuarial gain (loss), prior service (credit) cost, and settlements are included in net periodic pension and other postretirement benefit costs (see Note 6).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended May 1, 2022	Amount	Credit	Amount
Cumulative translation adjustment	$(243)	$(5)	$(248)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	35	(7)	28
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1	(1)
Net unrealized gain (loss) on derivatives	36	(8)	28
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(61)	13	(48)
Net unrealized gain (loss) on debt securities	(61)	13	(48)
Retirement benefits adjustment:
Net actuarial gain (loss)	128	(30)	98
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	27	(7)	20
Prior service (credit) cost	8	(2)	6
Settlements	7	(2)	5
Net unrealized gain (loss) on retirement benefits adjustment	170	(41)	129
Total other comprehensive income (loss)	$(98)	$(41)	$(139)

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended May 1, 2022	Amount	Credit	Amount
Cumulative translation adjustment	$(507)	$(8)	$(515)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	50	(10)	40
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3	(1)	2
Net unrealized gain (loss) on derivatives	53	(11)	42
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(80)	17	(63)
Net unrealized gain (loss) on debt securities	(80)	17	(63)
Retirement benefits adjustment:
Net actuarial gain (loss)	(372)	90	(282)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	67	(17)	50
Prior service (credit) cost	14	(4)	10
Settlements	8	(2)	6
Net unrealized gain (loss) on retirement benefits adjustment	(283)	67	(216)
Total other comprehensive income (loss)	$(817)	$65	$(752)

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended May 2, 2021	Amount	Credit	Amount
Cumulative translation adjustment	$37		$37
Unrealized gain (loss) on derivatives:
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	4	$(1)	3
Net unrealized gain (loss) on derivatives	4	(1)	3
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(14)	1	(13)
Net unrealized gain (loss) on debt securities	(14)	1	(13)
Retirement benefits adjustment:
Net actuarial gain (loss)	41	(9)	32
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	72	(19)	53
Prior service (credit) cost	2		2
Settlements	5	(1)	4
Net unrealized gain (loss) on retirement benefits adjustment	120	(29)	91
Total other comprehensive income (loss)	$147	$(29)	$118

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended May 2, 2021	Amount	Credit	Amount
Cumulative translation adjustment	$431	$2	$433
Unrealized gain (loss) on derivatives:
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	9	(2)	7
Net unrealized gain (loss) on derivatives	9	(2)	7
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(17)	2	(15)
Net unrealized gain (loss) on debt securities	(17)	2	(15)
Retirement benefits adjustment:
Net actuarial gain (loss)	40	(9)	31
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	142	(36)	106
Prior service (credit) cost	4	(1)	3
Settlements	18	(4)	14
Net unrealized gain (loss) on retirement benefits adjustment	204	(50)	154
Total other comprehensive income (loss)	$627	$(48)	$579

(5)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Six Months Ended
	May 1	May 2	May 1	May 2
	2022	2021	2022	2021
Net income attributable to Deere & Company	$2,098	$1,790	$3,001	$3,013
Average shares outstanding	306.2	312.8	306.8	313.1
Basic per share	$6.85	$5.72	$9.78	$9.62

Average shares outstanding	306.2	312.8	306.8	313.1
Effect of dilutive share-based compensation	1.9	2.4	2.0	2.5
Total potential shares outstanding	308.1	315.2	308.8	315.6
Diluted per share	$6.81	$5.68	$9.72	$9.55

During the second quarter and first six months of 2022, .2 million shares and .1 million shares, respectively, were excluded from the computation because the incremental shares would have been antidilutive. During the second quarter and first six months of 2021, no shares were antidilutive.

(6)  Pension and Other Postretirement Benefits

The Company has several defined benefit pension plans and postretirement benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries.

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	May 1	May 2	May 1	May 2
	2022	2021	2022	2021
Service cost	$94	$83	$179	$168
Interest cost	80	69	157	138
Expected return on plan assets	(180)	(200)	(362)	(400)
Amortization of actuarial loss	37	65	76	128
Amortization of prior service cost	9	3	16	6
Settlements	7	5	8	18
Net cost	$47	$25	$74	$58

The components of net periodic OPEB (benefit) cost consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	May 1	May 2	May 1	May 2
	2022	2021	2022	2021
Service cost	$11	$12	$23	$24
Interest cost	23	25	49	51
Expected return on plan assets	(27)	(20)	(55)	(39)
Amortization of actuarial (gain) loss	(10)	7	(9)	14
Amortization of prior service credit	(1)	(1)	(2)	(2)
Net (benefit) cost	$(4)	$23	$6	$48

The components of net periodic pension and OPEB costs excluding the service cost component are included in the line item Other operating expenses in the statements of consolidated income.

On November 17, 2021, employees represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) approved a new collective bargaining agreement. In the first quarter of 2022, the Company remeasured the U.S. hourly pension plan due to the new collective bargaining agreement, which decreased the plan’s funded status by approximately $495 million and will increase pension expense in 2022 by nearly $80 million with $35 million negatively impacting operating profit in 2022.

During the first six months of 2022, the Company contributed $47 million to its pension plans and $1,085 million to its OPEB plans. The OPEB contributions include a voluntary contribution of $1,000 million to a U.S. plan on November 30, 2021. The Company presently anticipates contributing an additional $43 million to its pension plans and $50 million to its OPEB plans during the remainder of fiscal year 2022. The remaining pension and OPEB contributions are primarily direct benefit payments from Company funds.

(7)  Segment Reporting

Worldwide net sales and revenues, operating profit, and identifiable assets by segment were as follows in millions of dollars:

	Three Months Ended			Six Months Ended
	May 1	May 2%		May 1	May 2%
	2022	2021	Change	2022	2021	Change
Net sales and revenues:
Production & precision ag net sales	$5,117	$4,529	+13	$8,473	$7,599	+12
Small ag & turf net sales	3,570	3,390	+5	6,201	5,904	+5
Construction & forestry net sales	3,347	3,079	+9	5,891	5,546	+6
Financial services revenues	864	892	-3	1,734	1,776	-2
Other revenues	472	168	+181	640	345	+86
Total net sales and revenues	$13,370	$12,058	+11	$22,939	$21,170	+8
Operating profit:
Production & precision ag	$1,057	$1,007	+5	$1,353	$1,651	-18
Small ag & turf	520	648	-20	891	1,117	-20
Construction & forestry	814	489	+66	1,085	756	+44
Financial services	279	295	-5	577	553	+4
Total operating profit	2,670	2,439	+9	3,906	4,077	-4
Reconciling items	(111)	(119)	-7	(195)	(226)	-14
Income taxes	(461)	(530)	-13	(710)	(838)	-15
Net income attributable to Deere & Company	$2,098	$1,790	+17	$3,001	$3,013

Intersegment sales and revenues:
Production & precision ag net sales	$6	$7	-14	$10	$13	-23
Small ag & turf net sales	4	4		6	8	-25
Construction & forestry net sales
Financial services revenues	87	62	+40	133	112	+19

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

	May 1	October 31	May 2
	2022	2021	2021
Identifiable assets:
Production & precision ag	$8,680	$7,021	$6,602
Small ag & turf	4,431	3,959	3,605
Construction & forestry	6,984	6,457	6,500
Financial services	53,110	51,624	50,849
Corporate	10,894	15,053	11,423
Total assets	$84,099	$84,114	$78,979

(8)  Financing Receivables

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

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows in millions of dollars:

	May 1, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$5,540	$10,141	$5,318	$2,684	$1,286	$723	$3,381	$29,073
30-59 days past due	20	75	36	20	9	5	12	177
60-89 days past due	4	29	14	9	5	2	4	67
90+ days past due			1					1
Non-performing	3	40	44	41	25	31	14	198
Construction and forestry
Current	1,506	2,404	1,211	577	234	105	91	6,128
30-59 days past due	20	52	33	17	6	2	3	133
60-89 days past due	7	25	15	6	1	1	1	56
90+ days past due		1	1	1	1	5		9
Non-performing	3	46	50	29	12	5	1	146
Total retail customer receivables	$7,103	$12,813	$6,723	$3,384	$1,579	$879	$3,507	$35,988

	October 31, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$12,877	$6,676	$3,463	$1,738	$728	$211	$3,704	$29,397
30-59 days past due	43	53	29	16	7	3	14	165
60-89 days past due	16	23	12	6	3	1	4	65
90+ days past due		1						1
Non-performing	23	57	53	32	17	23	7	212
Construction and forestry
Current	3,122	1,575	754	273	57	7	92	5,880
30-59 days past due	50	40	27	7	4	1	3	132
60-89 days past due	15	11	9	6	1		1	43
90+ days past due	1	2	3	3	4	2		15
Non-performing	26	56	39	17	7	3		148
Total retail customer receivables	$16,173	$8,494	$4,389	$2,098	$828	$251	$3,825	$36,058

	May 2, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$6,017	$8,375	$4,436	$2,402	$1,136	$494	$3,221	$26,081
30-59 days past due	20	64	41	19	10	5	20	179
60-89 days past due	5	34	18	9	4	2	5	77
90+ days past due			1	1				2
Non-performing	2	51	69	54	29	33	16	254
Construction and forestry
Current	1,568	2,077	1,106	454	118	22	81	5,426
30-59 days past due	21	43	35	14	5	1	3	122
60-89 days past due	6	13	12	7	3	1	1	43
90+ days past due		2	10	5	6	3		26
Non-performing	1	38	37	22	11	7	1	117
Total retail customer receivables	$7,640	$10,697	$5,765	$2,987	$1,322	$568	$3,348	$32,327

The credit quality analysis of wholesale receivables by year of origination was as follows in millions of dollars:

	May 1, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$224	$155	$43	$8	$1	$2	$1,605	$2,038
30+ days past due
Non-performing				5				5
Construction and forestry
Current	6	35	4	2		1	268	316
30+ days past due						1		1
Non-performing
Total wholesale receivables	$230	$190	$47	$15	$1	$4	$1,873	$2,360

	October 31, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$346	$80	$22	$9	$3		$1,696	$2,156
30+ days past due
Non-performing			12					12
Construction and forestry
Current	41	7	7		1	$1	340	397
30+ days past due						1		1
Non-performing
Total wholesale receivables	$387	$87	$41	$9	$4	$2	$2,036	$2,566

	May 2, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$191	$144	$55	$13	$4	$1	$2,146	$2,554
30+ days past due
Non-performing			22					22
Construction and forestry
Current	5	10	15	1	1	3	341	376
30+ days past due
Non-performing
Total wholesale receivables	$196	$154	$92	$14	$5	$4	$2,487	$2,952

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Three Months Ended May 1, 2022
Allowance:
Beginning of period balance	$138	$15	$5	$158
Provision	39	3		42
Write-offs	(18)	(8)		(26)
Recoveries	5	7		12
Translation adjustments	4			4
End of period balance	$168	$17	$5	$190

Six Months Ended May 1, 2022
Allowance:
Beginning of period balance	$138	$21	$7	$166
Provision (credit)	52	(7)	(2)	43
Write-offs	(35)	(12)		(47)
Recoveries	9	15		24
Translation adjustments	4			4
End of period balance	$168	$17	$5	$190
Financing receivables:
End of period balance	$32,481	$3,507	$2,360	$38,348

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Three Months Ended May 2, 2021
Allowance:
Beginning of period balance	$180	$24	$7	$211
Provision (credit)	(17)	(6)		(23)
Write-offs	(15)	(9)		(24)
Recoveries	4	10		14
End of period balance	$152	$19	$7	$178

Six Months Ended May 2, 2021
Allowance:
Beginning of period balance	$133	$43	$8	$184
ASU No. 2016-13 adoption	44	(13)		31
Provision (credit)	(13)	(16)	(1)	(30)
Write-offs	(23)	(14)		(37)
Recoveries	10	19		29
Translation adjustments	1			1
End of period balance	$152	$19	$7	$178
Financing receivables:
End of period balance	$28,979	$3,348	$2,952	$35,279

The allowance for credit losses increased in the second quarter and the first six months of 2022 mainly due to higher reserves related to the events in Russia / Ukraine and higher portfolio balances.

A troubled debt restructuring is the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity date, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first six months of 2022, the Company identified 184 receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $8 million pre-modification and $7 million post-modification. During the first six months of 2021, the Company identified 199 receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $8 million pre-modification and $7 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At May 1, 2022, the Company had no commitments to lend to borrowers whose accounts were modified in troubled debt restructurings.

(9)  Securitization of Financing Receivables

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

The components of consolidated restricted assets, secured borrowings, and other liabilities related to secured borrowings in securitization transactions were as follows in millions of dollars:

	May 1	October 31	May 2
	2022	2021	2021
Financing receivables securitized (retail notes)	$4,085	$4,673	$4,122
Allowance for credit losses	(12)	(14)	(15)
Other assets (primarily restricted cash)	124	107	91
Total restricted securitized assets	$4,197	$4,766	$4,198

Short-term securitization borrowings	$4,006	$4,605	$4,106
Accrued interest on borrowings	2	2	3
Total liabilities related to restricted securitized assets	$4,008	$4,607	$4,109

(10)  Inventories

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the last-in, first-out (LIFO) basis. If all of the Company’s inventories had been valued on a first-in, first-out (FIFO) basis, estimated inventories by major classification in millions of dollars would have been as follows:

	May 1	October 31	May 2
	2022	2021	2021
Raw materials and supplies	$4,384	$3,524	$2,469
Work-in-process	1,640	994	967
Finished goods and parts	5,434	4,373	4,334
Total FIFO value	11,458	8,891	7,770
Less adjustment to LIFO value	2,428	2,110	1,728
Inventories	$9,030	$6,781	$6,042

(11)  Goodwill and Other Intangible Assets–Net

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Production &	Small Ag	Construction
	Precision Ag	& Turf	& Forestry	Total
Goodwill at November 1, 2020	$333	$268	$2,480	$3,081
Acquisition	12			12
Translation adjustments	10	(2)	89	97
Goodwill at May 2, 2021	$355	$266	$2,569	$3,190

Goodwill at October 31, 2021	$542	$265	$2,484	$3,291
Acquisitions	122	69	600	791
Translation adjustments	(11)	(7)	(252)	(270)
Goodwill at May 1, 2022	$653	$327	$2,832	$3,812

There were no accumulated goodwill impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	May 1	October 31	May 2
	2022	2021	2021
Amortized intangible assets:
Customer lists and relationships	$520	$542	$549
Technology, patents, trademarks, and other	1,350	1,104	1,097
Total at cost	1,870	1,646	1,646
Less accumulated amortization:
Customer lists and relationships	158	151	136
Technology, patents, trademarks, and other	360	343	323
Total accumulated amortization	518	494	459
Amortized intangible assets, net	1,352	1,152	1,187
Unamortized intangible assets:
In-process research and development		123	123
Other intangible assets – net	$1,352	$1,275	$1,310

In September 2017, the Company acquired Blue River Technology’s in-process research and development related to machine learning technology to optimize the use of farm inputs. Those research and development activities were completed, and the Company started amortizing the acquired technology in the second quarter of 2022.

The amortization of other intangible assets in the second quarter and the first six months of 2022 was $34 million and $62 million, and for 2021 was $27 million and $62 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2022 – $107, 2023 – $167, 2024 – $163, 2025 – $135, 2026 – $116, and 2027 – $114.

(12)  Total Short-Term Borrowings

Total short-term borrowings were as follows in millions of dollars:

	May 1	October 31	May 2
	2022	2021	2021
Equipment Operations
Notes payable to banks	$407	$273	$122
Finance lease obligations due within one year	21	23	24
Long-term borrowings due within one year	1,126	1,213	206
Total	1,554	1,509	352
Financial Services
Commercial paper	3,403	2,230	2,259
Notes payable to banks	148	63	89
Long-term borrowings due within one year	7,308	7,117	7,211
Total	10,859	9,410	9,559
Short-term borrowings	12,413	10,919	9,911
Short-term securitization borrowings
Equipment Operations	5	10	14
Financial Services	4,001	4,595	4,092
Total	4,006	4,605	4,106
Total short-term borrowings	$16,419	$15,524	$14,017

(13)  Long-Term Borrowings

Long-term borrowings were as follows in millions of dollars. The financial services medium-term notes include fair value adjustments related to interest rate swaps.

	May 1	October 31	May 2
	2022	2021	2021
Equipment Operations
U.S. dollar notes and debentures:
2.60% notes due 2022			$1,000
2.75% notes due 2025	$700	$700	700
6.55% debentures due 2028	200	200	200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
7.125% notes due 2031	300	300	300
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
Euro notes:
.5% notes due 2023 (€500 principal)	525	584	606
1.375% notes due 2024 (€800 principal)	840	934	969
1.85% notes due 2028 (€600 principal)	630	701	727
2.20% notes due 2032 (€600 principal)	630	701	727
1.65% notes due 2039 (€650 principal)	682	759	788
Finance lease obligations and other notes	50	40	115
Less debt issuance costs and debt discounts	(51)	(54)	(58)
Total	8,556	8,915	10,124
Financial Services
Notes and debentures:
Medium-term notes (principal as of: May 1, 2022 - $23,247, October 31, 2021 - $22,647, May 2, 2021 - $21,800)	22,740	22,899	22,161
Other notes	1,216	1,138	1,121
Less debt issuance costs and debt discounts	(65)	(64)	(60)
Total	23,891	23,973	23,222
Long-term borrowings	$32,447	$32,888	$33,346

In April 2022, the Company’s financial services operations issued $600 million of sustainability-linked medium-term notes with an initial interest rate of 3.35 percent, which are due in 2029. This transaction supports the Company’s commitment to environmental sustainability. Failure to meet the stated sustainability performance target will result in a 25-basis point increase to the interest rate payable on the 2029 notes from and including April 2026.

(14)  Leases - Lessor

The Company leases equipment manufactured or sold by the Company and a limited amount of non-John Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in Financing receivables - net on the consolidated balance sheets, while operating leases are reported in Equipment on operating leases - net.

Lease revenues earned by the Company were as follows in millions of dollars:

	Three Months Ended		Six Months Ended
	May 1, 2022	May 2, 2021	May 1, 2022	May 2, 2021
Sales-type and direct finance lease revenues	$35	$34	$74	$70
Operating lease revenues	330	358	665	721
Variable lease revenues	7	6	14	12
Total lease revenues	$372	$398	$753	$803

(15)  Commitments and Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $809 million and $681 million at May 1, 2022 and May 2, 2021, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums was as follows in millions of dollars:

	Three Months Ended		Six Months Ended
	May 1	May 2	May 1	May 2
	2022	2021	2022	2021
Beginning of period balance	$2,064	$1,803	$2,086	$1,743
Payments	(224)	(202)	(417)	(417)
Amortization of premiums received	(64)	(65)	(130)	(128)
Accruals for warranties	223	248	404	495
Premiums received	91	90	174	163
Foreign exchange	5	2	(22)	20
End of period balance	$2,095	$1,876	$2,095	$1,876

At May 1, 2022, the Company had approximately $352 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At May 1, 2022, the Company had accrued losses of $4 million under these agreements. The maximum remaining term of the receivables guaranteed at May 1, 2022 was approximately six years.

At May 1, 2022, the Company had commitments of $392 million for the construction and acquisition of property and equipment. Also, at May 1, 2022, the Company had restricted assets of $69 million, classified as Other assets. See Note 9 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $75 million at May 1, 2022. The accrued liability for these contingencies was not material at May 1, 2022.

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

The fair values of financial instruments that do not approximate the carrying values were as follows in millions of dollars. Long-term borrowings exclude finance lease liabilities.

	May 1, 2022		October 31, 2021		May 2, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net	$34,085	$33,540	$33,799	$33,718	$30,994	$31,165

Financing receivables securitized – net	$4,073	$4,016	$4,659	$4,704	$4,107	$4,188

Short-term securitization borrowings:
Equipment operations	$5	$6	$10	$10	$14	$15
Financial services	4,001	3,938	4,595	4,600	4,092	4,117
Total	$4,006	$3,944	$4,605	$4,610	$4,106	$4,132

Long-term borrowings due within one year:
Equipment operations	$1,126	$1,128	$1,213	$1,222	$206	$211
Financial services	7,308	7,270	7,117	7,142	7,211	7,293
Total	$8,434	$8,398	$8,330	$8,364	$7,417	$7,504

Long-term borrowings:
Equipment operations	$8,519	$8,546	$8,877	$10,244	$10,079	$11,391
Financial services	23,891	23,429	23,973	24,262	23,222	23,701
Total	$32,410	$31,975	$32,850	$34,506	$33,301	$35,092

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

	May 1	October 31	May 2
	2022	2021	2021
Level 1:
Marketable securities
International equity securities	$2	$2	$2
U.S. equity fund	65	75	71
U.S. government debt securities	59	59	59
Total Level 1 marketable securities	126	136	132

Level 2:
Marketable securities
U.S. government debt securities	130	139	121
Municipal debt securities	67	73	69
Corporate debt securities	206	224	202
International debt securities	2	2	4
Mortgage-backed securities	151	154	140
Total Level 2 marketable securities	556	592	536
Other assets
Derivatives	407	275	402
Accounts payable and accrued expenses
Derivatives	780	228	223

Level 3:
Accounts payable and accrued expenses – Deferred consideration	262

The contractual maturities of debt securities at May 1, 2022 in millions of dollars are shown below. Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity. Mortgage-backed securities were primarily issued by U.S. government sponsored enterprises. Unrealized losses of debt securities at May 1, 2022 were not recognized in income due to the ability and intent to hold to maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$27	$27
Due after one through five years	92	90
Due after five through 10 years	171	155
Due after 10 years	221	192
Mortgage-backed securities	167	151
Debt securities	$678	$615

Fair value, nonrecurring Level 3 measurements from impairments, excluding financing receivables with specific allowances which were not significant, were as follows in millions of dollars. Property and equipment – net and Other assets fair value for October 31, 2021 represents the fair value assessment at January 31, 2021.

	Fair Value			Losses
				Three Months Ended		Six Months Ended
	May 1	October 31	May 2	May 1	May 2	May 1	May 2
	2022	2021	2021	2022	2021	2022	2021
Inventories	$19			$8		$8
Property and equipment – net	$15	$41		$41		$41	$44
Other intangible assets – net				$28		$28
Other assets		$1					$6

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

Inventories – The service parts inventory impairment was based on net realizable value, less reasonably predictable selling and disposal costs.

Property and equipment – net – The valuations were based on cost and market approaches. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence.

Other intangible assets – net – The Company considered external valuations based on the Company’s probability weighted cash flow analysis.

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

All derivatives are recorded at fair value on the balance sheet. Cash collateral received or paid is not offset against the derivative fair values on the balance sheet. The cash flows from these contracts were recorded in operating activities in the statements of consolidated cash flows. Each derivative is designated as a cash flow hedge, a fair value hedge, or remains undesignated. All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, hedge accounting is discontinued.

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at May 1, 2022, October 31, 2021, and May 2, 2021 were $2,450 million, $2,700 million, and $1,850 million, respectively. Fair value gains or losses on cash flow hedges were recorded in other comprehensive income (OCI) and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affected earnings. These amounts offset the effects of interest rate changes on the related borrowings.

The amount of gain recorded in OCI at May 1, 2022 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $23 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at May 1, 2022, October 31, 2021, and May 2, 2021 were $8,655 million, $8,043 million, and $8,340 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows in millions of dollars:

		Cumulative Increase (Decrease) of Fair
		Value Hedging Adjustments Included in
		the Carrying Amount
	Carrying	Active
	Amount of	Hedging	Discontinued
	Hedged Item	Relationships	Relationships	Total
May 1, 2022
Long-term borrowings due within one year	$185	$1	$7	$8
Long-term borrowings	7,933	(613)	106	(507)

October 31, 2021
Long-term borrowings due within one year	$189	$3	$(2)	$1
Long-term borrowings	8,070	29	223	252

May 2, 2021
Long-term borrowings due within one year	$163	$1	$(1)
Long-term borrowings	8,502	190	171	$361

Long-term borrowings due within one year are presented in short-term borrowings.

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps), foreign currency exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings, purchases or sales of inventory, and sales incentive programs. The total notional amounts of these interest rate swaps at May 1, 2022, October 31, 2021, and May 2, 2021 were $9,912 million, $10,848 million, and $8,694 million, the foreign exchange contracts were $7,640 million, $7,584 million, and $6,239 million, and the cross-currency interest rate contracts were $264 million, $238 million, and $151 million, respectively. The fair value gains or losses from derivatives not designated as hedging instruments were recorded in the statements of consolidated income, generally offsetting over time the exposure on the hedged item.

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows in millions of dollars:

	May 1	October 31	May 2
Other Assets	2022	2021	2021
Designated as hedging instruments:
Interest rate contracts	$63	$166	$301

Not designated as hedging instruments:
Interest rate contracts	180	73	67
Foreign exchange contracts	125	31	30
Cross-currency interest rate contracts	39	5	4
Total not designated	344	109	101

Total derivative assets	$407	$275	$402

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$591	$99	$80

Not designated as hedging instruments:
Interest rate contracts	75	33	52
Foreign exchange contracts	114	94	89
Cross-currency interest rate contracts		2	2
Total not designated	189	129	143

Total derivative liabilities	$780	$228	$223

The classification and gains (losses) including accrued interest expense related to derivative instruments consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	May 1	May 2	May 1	May 2
	2022	2021	2022	2021
Fair Value Hedges:
Interest rate contracts - Interest expense	$(514)	$(170)	$(656)	$(225)

Cash Flow Hedges:
Recognized in OCI
Interest rate contracts - OCI (pretax)	35		50
Reclassified from OCI
Interest rate contracts - Interest expense	(1)	(4)	(3)	(9)

Not Designated as Hedges:
Interest rate contracts - Net sales	$31	$5	$44	$5
Interest rate contracts - Interest expense *	61		59	(4)
Foreign exchange contracts - Net sales	(1)		(1)
Foreign exchange contracts - Cost of sales	(79)	(48)	(80)	(100)
Foreign exchange contracts - Other operating expenses *	26	(78)	173	(204)
Total not designated	$38	$(121)	$195	$(303)

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at May 1, 2022, October 31, 2021, and May 2, 2021, was $673 million, $135 million, and $136 million, respectively. In accordance with the limits established in these agreements, the Company posted $254 million of cash collateral at May 1, 2022. The Company posted no cash collateral in accordance with the limits established in those agreements at either October 31, 2021 or May 2, 2021. In addition, the Company paid $8 million of cash collateral that was outstanding at May 1, 2022, October 31, 2021, and May 2, 2021 to participate in an international futures market to hedge currency exposure, not included in the table below.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid was as follows in millions of dollars:

	Gross Amounts	Netting
May 1, 2022	Recognized	Arrangements	Collateral	Net Amount
Assets	$407	$(110)		$297
Liabilities	780	(110)	$(254)	416

	Gross Amounts	Netting
October 31, 2021	Recognized	Arrangements	Collateral	Net Amount
Assets	$275	$(105)		$170
Liabilities	228	(105)	$(5)	118

	Gross Amounts	Netting
May 2, 2021	Recognized	Arrangements	Collateral	Net Amount
Assets	$402	$(125)	$(21)	$256
Liabilities	223	(125)	(1)	97

(18)  Stock Option and Restricted Stock Awards

In December 2021, the Company granted stock options to employees for the purchase of 197 thousand shares of common stock at an exercise price of $343.94 per share and a binomial lattice model fair value of $89.20 per share at the grant date. At May 1, 2022, options for 2.2 million shares were outstanding with a weighted-average exercise price of $152.99 per share. The Company also granted 160 thousand restricted stock units to employees and non-employee directors in the first six months of 2022, of which 123 thousand are subject to service based only conditions and 37 thousand are subject to performance/service based conditions. The weighted-average fair value of the service based only units at the grant date was $345.94 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service based units at the grant date was $331.47 per unit based on the market price of a share of underlying common stock excluding dividends. At May 1, 2022, the Company was authorized to grant an additional 17.2 million shares under the equity incentive plan.

(19)  Acquisitions

Kreisel Acquisition

On February 7, 2022, the Company acquired majority ownership in Kreisel Electric Inc. (Kreisel), a pioneer in the development of immersion-cooled battery technology. The Austrian company manufactures high-density, high-durability electric battery modules and packs for high-performance and off-highway applications and has created a battery-buffered, high-powered charging infrastructure platform.

The transaction includes a call option to purchase the remaining ownership interest in Kreisel in 2027. The minority interest holders also have a put option that would require the Company to purchase the holder’s ownership interest in 2027. The put and call options cannot be separated from the noncontrolling interest. Due to the redemption features, the minority interest is classified as redeemable noncontrolling interest in the Company’s consolidated balance sheets.

The total cash purchase price was $276 million, consisting of $253 million for the acquired equity interests, $21 million to reduce the option price, and customary working capital adjustments, net of cash acquired. The preliminary fair values assigned to the assets and liabilities of the acquired entity in millions of dollars, which is based on information as of the acquisition date and available at May 1, 2022 follows:

February 7
2022
Trade accounts and notes receivable	$2
Other receivables	11
Inventories	11
Property and equipment	11
Goodwill	217
Other intangible assets	178
Other assets	6
Total assets	$436

Accounts payable and accrued expenses	$28
Deferred income taxes	36

Redeemable noncontrolling interest	$96

The identifiable intangible assets were related to technology, trade name, and customer relationships with a weighted average amortization period of 12 years. The goodwill is not deductible for income tax purposes. Kreisel will be allocated amongst the Company’s production and precision agriculture, small agriculture and turf, and construction and forestry segments.

Acquisition of Excavator Factories

On February 28, 2022, the Company acquired full ownership of three former Deere-Hitachi joint venture factories and began new license and supply agreements with Hitachi Construction Machinery (Hitachi). The two companies also ended their joint venture manufacturing and marketing agreements. The former joint venture factories will continue to manufacture Deere-branded construction excavators and forestry equipment. Through a new supply agreement with Hitachi, Deere will continue to offer a full portfolio of excavators. Deere’s marketing arrangement for Hitachi-branded construction excavators and mining equipment in the Americas has ended with Hitachi assuming distribution and support of these products. John Deere dealers may continue to support their existing field population of Hitachi-branded excavators.

With the completion of this acquisition, the Company now has complete control over its excavator design, product, and feature updates, making it possible to more rapidly respond to customer requirements and integrate excavators with other construction products in the John Deere product portfolio. The Company can leverage technology developed for other product lines and production systems across the enterprise and extend those advanced solutions to Deere-designed excavators, strengthening the entire product portfolio.

The total invested capital follows:

February 28
2022
Cash consideration for factories	$205
Cash consideration for license agreement	70
Deferred consideration	271
Total purchase price consideration	546
Less: Cash obtained	(187)
Less: Settlement of intercompany balances	(113)
Net purchase price consideration	246
Fair value of previously held equity investment	444
Total invested capital	$690

The total purchase price consideration includes deferred consideration that will be paid as the Company purchases John Deere-branded excavators, components, and service parts from Hitachi under the new supply agreement with a duration that ranges from 5 to 30 years. The deferred consideration represents the price increases under the new supply arrangement. Excluding inflation adjustments, the price increases for products to be acquired by the Company from Hitachi are as much as 27 percent higher than the prior supply arrangement. At May 1, 2022, the net present value of the deferred consideration was approximately $262 million, subject to changes in market conditions, developments in the Company’s product offerings, and sourcing changes. The Company financed the acquisition and associated transaction expenses from cash on hand. The fair value of the previously held equity investment created a non-cash gain of $326 million (pretax and after-tax), which was recorded in Other income and included in the construction and forestry segment’s operating profit.

Prior to the acquisition, the Company purchased John Deere and Hitachi-branded excavators, components, and parts from the Deere-Hitachi joint venture factories for sale to John Deere dealers. These purchases were included in Cost of sales, while the sale to John Deere dealers were included in Net sales. Cost of sales also included profit-sharing payments to Hitachi in accordance with the previous marketing agreements. Following the acquisition, Net sales will only include the sale of John Deere-branded excavators to John Deere dealers, while Cost of sales will reflect market pricing to purchase and manufacture excavators, as well as the related components and service parts.

The preliminary fair values assigned to the assets and liabilities of the acquired factories in millions of dollars, which is based on information as of the acquisition date and available at May 1, 2022 follows:

February 28
2022
Other receivables	$29
Inventories	286
Property and equipment	182
Goodwill	534
Other intangible assets	70
Deferred income taxes	49
Total assets	$1,150

Accounts payable and accrued expenses	$297
Long-term borrowings	163
Total liabilities	$460

The identifiable intangible assets were related to technology with a 10-year amortization period. The goodwill is not deductible for income tax purposes. The excavator factories will be reported in the Company’s construction and forestry segment.

Other Acquisitions

In the first six months of the year, the Company acquired AgriSync Inc., a technology service provider; an 80 percent stake in SureFire Ag Systems, Inc. and SureFire Electronics, LLC, which design and manufacture liquid fertilizer application and spray tendering systems; and a 40 percent equity method investment in GUSS Automation LLC, a pioneer in semi-autonomous orchard and vineyard sprayers. The combined cost of the acquisitions was $109 million, net of cash acquired of $3 million. The preliminary asset and liability fair values at the respective acquisition dates follow in millions of dollars:

May 1
2022
Trade accounts and notes receivable	$7
Inventories	8
Property and equipment	4
Goodwill	40
Other intangible assets	20
Other assets	50
Total assets	$129

Accounts payable and accrued expenses	$6
Deferred income taxes	5
Total liabilities	$11

Redeemable noncontrolling interest	$9

The identifiable intangible assets related to trade name, technology, and customer relationships with a weighted average amortization period of 6 years. AgriSync will be allocated amongst the Company’s production and precision agriculture, small agriculture and turf, and construction and forestry segments, while SureFire will be allocated to the production and precision agriculture segment. GUSS Automation will be assigned to the small agriculture and turf segment.

For all acquisitions, the goodwill was the result of future cash flows and related fair value exceeding the fair value of the identified assets and liabilities. The pro forma results of operations as if these acquisitions had occurred at the beginning of the current or comparative fiscal year would not differ significantly from the reported results.

(20)  Special Items

2022 Special Items

Impact of events in Russia / Ukraine

The recent events in Russia / Ukraine have resulted in the Company suspending shipments of machines and service parts to Russia. The Company has equipment operations in Russia / Ukraine, and financial services operations in Russia. As of May 1, 2022, the Company's net exposure in Russia / Ukraine was approximately $454 million. Net sales from the Company’s Russian operations represented 2 percent of consolidated annual net sales from 2017 to 2021. The Ukraine operations were not material to the consolidated financial statements.

The suspension of shipments to Russia will reduce forecasted revenue for the region, which makes it probable future cash flows will not cover the carrying value of certain assets. The accounting consequences during the second quarter of 2022 were impairments of most long-lived assets, an increase in reserves of certain financial assets, and an accrual for various contractual uncertainties. No significant reserves were established on trade receivables or complete goods inventory, as the Company continues to experience strong payment performance and requires prepayment of existing inventories. However, the situation is fluid, and the Company continues to closely monitor all financial and operational risks. A summary of the reserves and impairments recorded in the second quarter of 2022 follows in millions of dollars:

	Three Months Ended May 1, 2022
	PPA	SAT	CF	FS	Total
2022 Expense:
Inventory reserve – Cost of sales	$6		$2		$8
Fixed asset impairment – Cost of sales	30		11		41
Intangible asset impairment – Cost of sales			28		28
Allowance for credit losses – Financing receivables – SA&G expenses				$26	26
Contingent liabilities – Other operating expenses	10	$1	6		17
Total Russia/Ukraine events pretax expense	$46	$1	$47	$26	$120

Net tax impact					(14)
Total Russia/Ukraine events after-tax expense					$106

Gain on Previously Held Equity Investment

On February 28, 2022, the Company acquired full ownership of three former Deere-Hitachi joint venture factories and began new license and supply agreements with Hitachi. The fair value of the previous equity investment resulted in a non-cash gain of $326 million (pretax and after-tax; see Note 19).

UAW Collective Bargaining Agreement

On November 17, 2021, employees represented by the UAW approved a new collective bargaining agreement. The agreement, which has a term of six years, covers the wages, hours, benefits, and other terms and conditions of employment for the Company’s UAW-represented employees at 14 U.S. facilities. The labor agreement includes a lump sum ratification bonus payment of $8,500 per eligible employee, totaling $90 million, and an immediate wage increase of 10 percent plus further wage increases over the term of the contract. The lump sum payment was expensed in the first quarter of 2022. The Company remeasured the U.S. hourly pension plan as of November 30, 2021 due to the new collective bargaining agreement. See Note 6 for more information on the U.S. hourly plan remeasurement.

2021 Special Items

During the first quarter of 2021, the fixed assets in an asphalt plant factory in Germany were impaired by $38 million, pretax and after-tax. The Company also continued to assess its manufacturing locations, resulting in additional long-lived asset impairments of $12 million pretax. The impairments were the result of a decline in forecasted financial performance that indicated it was probable future cash flows would not cover the carrying amount of the net assets. These impairments were offset by a favorable indirect tax ruling in Brazil of $58 million pretax. See Note 16 for fair value measurement information.

The following table summarizes the operating profit impact, in millions of dollars, of the special items recorded for the three months and six months ended May 1, 2022 and May 2, 2021:

	Three Months					Six Months
	PPA	SAT	CF	FS	Total	PPA	SAT	CF	FS	Total
2022 Expense (benefit):
Gain on remeasurement of equity investment – Other income (see Note 19)			$(326)		$(326)			$(326)		$(326)
Total Russia/Ukraine events pretax expense	$46	$1	47	$26	120	$46	$1	47	$26	120
UAW ratification bonus – Cost of sales						53	9	28		90
Total expense (benefit)	$46	$1	$(279)	$26	$(206)	$99	$10	$(251)	$26	$(116)

2021 Expense (benefit):
Long-lived asset impairments – Cost of sales						$5	$3	$42		$50
Brazil indirect tax – Cost of sales						(53)		(5)		(58)
Total expense (benefit)						$(48)	$3	$37		$(8)

Period over period change	$46	$1	$(279)	$26	$(206)	$147	$7	$(288)	$26	$(108)

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

Trends and Economic Conditions for Fiscal Year 2022

Industry sales of large agricultural machinery in the U.S. and Canada are expected to be up about 20 percent. Industry sales of turf and utility equipment in the U.S. and Canada are expected to be flat. Industry sales of agricultural machinery in Europe are forecast to be up about 5 percent. In South America, industry sales of tractors and combines are projected to be up about 10 percent. Asia industry sales of agricultural machinery are forecast to be down moderately. Construction equipment industry sales in the U.S. and Canada for 2022 are expected to increase about 10 percent, while compact construction equipment industry sales in the U.S. and Canada are anticipated to be flat to up 5 percent. Forestry global industry equipment sales are expected to be flat to up 5 percent. Global industry roadbuilding equipment sales are forecasted to be flat to up 5 percent. Net income for the Company’s financial services operations is expected to be slightly lower than fiscal year 2021 due to a higher provision for credit losses and higher selling, administrative, and general expenses. These factors are expected to be partially offset by income earned on a higher average portfolio.

Items of concern include global and regional political conditions, economic and trade policies, inflationary pressures, the ongoing pandemic, capital market disruptions, changes in demand and pricing for new and used equipment, and the other items discussed in the “Forward-Looking Statements” below. Significant fluctuations in foreign currency exchange rates, volatility in the price of many commodities, and supply chain disruptions could also impact the Company’s results.

The Company’s second quarter results reflect strong demand while enduring supply chain pressures continue to impact production levels and delivery schedules. The Company’s employees, suppliers, and dealers are working to address these challenges. The demand for agricultural equipment is expected to benefit from positive fundamentals despite availability concerns and inflationary pressures affecting customers’ input costs. The Company’s smart industrial operating model and recently announced financial and sustainability goals (Leap Ambitions) are focused on helping customers manage higher costs and increasingly scarce inputs, while improving agricultural yields, through the use of the Company’s integrated technologies.

Impact of Events in Russia / Ukraine

The recent events in Russia / Ukraine have impacted the safety, welfare, and well-being of the Company’s employees in the region. The Company’s top priority is to support and maintain close communication with its affected teams, providing necessary resources when possible. The Company has suspended shipments of machines and service parts to Russia. These events are impacting business continuity, liquidity, and asset values for the Company’s operations in Russia / Ukraine (see Note 20).

2022 Compared with 2021

	Three Months Ended			Six Months Ended
Deere & Company	May 1	May 2%		May 1	May 2%
(In millions of dollars, except per share amounts)	2022	2021	Change	2022	2021	Change
Net sales and revenues	$13,370	$12,058	+11	$22,939	$21,170	+8
Net income attributable to Deere & Company	2,098	1,790	+17	3,001	3,013
Diluted earnings per share	6.81	5.68		9.72	9.55

Results for the second quarter of 2022 and year-to-date periods of 2022 and 2021 were impacted by special items. See Note 20 for more information on special items impacting the presented periods. The discussion on net sales and operating profit is included in the Business Segment Results below.

	Three Months Ended			Six Months Ended
Deere & Company	May 1	May 2%		May 1	May 2%
(In millions of dollars)	2022	2021	Change	2022	2021	Change
Cost of sales to net sales	74.1%	72.1%		75.9%	72.1%

Other income	$540	$251	+115	$779	$477	+63
Research and development expenses	453	377	+20	855	743	+15
Selling, administrative and general expenses	932	838	+11	1,713	1,607	+7
Other operating expenses	328	335	-2	638	708	-10
Provision for income taxes	461	530	-13	710	838	-15

The cost of sales to net sales ratio increased in the second quarter and the first six months of fiscal 2022 primarily due to higher production costs partially offset by price realization. Other income increased in both periods due to a non-cash gain on the remeasurement of the previously held equity investment in the Deere-Hitachi joint venture. Research and development expenses were higher for both periods due to continued focus on developing and incorporating technology solutions. Selling, administrative, and general expenses increased in the second quarter and the first six months primarily due to a higher provision for credit losses, including higher reserves due to the events in Russia / Ukraine. Other operating expenses decreased in the first six months primarily due to lower depreciation of equipment on operating leases and lower retirement benefit costs. The provision for income taxes decreased in both periods due in part to a final U.S. tax regulation resulting in the release of a foreign tax credit valuation allowance.

Business Segment Results

	Three Months Ended			Six Months Ended
Production and Precision Agriculture	May 1	May 2%		May 1	May 2%
(In millions of dollars)	2022	2021	Change	2022	2021	Change
Net sales	$5,117	$4,529	+13	$8,473	$7,599	+12
Operating profit	1,057	1,007	+5	1,353	1,651	-18
Operating margin	20.7%	22.2%		16.0%	21.7%
Price realization			+11			+10
Currency translation						-1

Production and precision agriculture sales increased for the quarter due to price realization and higher shipment volumes. Operating profit rose primarily due to price realization and higher shipment volumes / sales mix. These items were partially offset by higher production costs, higher research and development and selling, administrative, and general expenses, and impairments related to events in Russia / Ukraine.

Sales for the first six months increased mainly as a result of price realization and higher shipment volumes. Operating profit for the first six months decreased primarily resulting from higher production costs, higher research and development and selling, administrative, and general expenses, the UAW contract ratification bonus, and the impact of impairments related to events in Russia / Ukraine. Partially offsetting these factors were price realization and higher shipment volumes / sales mix. The prior year was also impacted by a favorable indirect tax ruling in Brazil.

	Three Months Ended			Six Months Ended
Small Agriculture and Turf	May 1	May 2%		May 1	May 2%
(In millions of dollars)	2022	2021	Change	2022	2021	Change
Net sales	$3,570	$3,390	+5	$6,201	$5,904	+5
Operating profit	520	648	-20	891	1,117	-20
Operating margin	14.6%	19.1%		14.4%	18.9%
Price realization			+8			+7
Currency translation			-2			-2

Small agriculture and turf sales for the quarter increased due to price realization partially offset by the unfavorable impact of currency translation. Operating profit decreased primarily due to higher production costs, a less favorable sales mix, and higher selling, administrative, and general and research and development expenses. These items were partially offset by price realization.

Sales for the first six months increased mainly as a result of price realization partially offset by the unfavorable impact of currency translation. Operating profit for the first six months decreased primarily resulting from higher production costs, a less favorable sales mix, and higher selling, administrative, and general and research and development expenses. Partially offsetting these factors was price realization.

	Three Months Ended			Six Months Ended
Construction and Forestry	May 1	May 2%		May 1	May 2%
(In millions of dollars)	2022	2021	Change	2022	2021	Change
Net sales	$3,347	$3,079	+9	$5,891	$5,546	+6
Operating profit	814	489	+66	1,085	756	+44
Operating margin	24.3%	15.9%		18.4%	13.6%
Price realization			+10			+9
Currency translation			-2			-2

Construction and forestry sales moved higher for the quarter primarily due to price realization and higher shipment volumes, partially offset by the unfavorable impact of currency translation. Operating profit increased due to a non-cash gain on the remeasurement of the previously held equity investment in the Deere-Hitachi joint venture and price realization. These items were partially offset by higher production costs, impairments related to the events in Russia / Ukraine, and a less favorable product mix.

The segment’s six-month sales also increased due to price realization partially offset by the unfavorable impact of currency translation. The first six-month’s operating profit moved higher mainly due to price realization and a non-cash gain on the remeasurement of the previously held equity investment in the Deere-Hitachi joint venture, partially offset by higher production costs.

	Three Months Ended			Six Months Ended
Financial Services	May 1	May 2%		May 1	May 2%
(In millions of dollars)	2022	2021	Change	2022	2021	Change
Revenue (including intercompany)	$951	$954		$1,867	$1,888	-1
Interest expense	112	181	-38	270	369	-27
Net income	208	222	-6	439	427	+3

While the average balance of receivables and leases financed was 6 percent higher in the second quarter and the first six months of 2022 compared with the same periods last year, revenues decreased slightly due to lower financing rates. Gains on operating lease dispositions also benefited revenue in both periods. Interest expense decreased in the second quarter and first six months of 2022 primarily as a result of non-designated derivative gains and lower average borrowing rates. Net income decreased for the quarter mainly due to higher reserves for credit losses related to the events in Russia / Ukraine, partially offset by income earned on a higher average portfolio. Results for the first six months increased slightly due to income earned on higher average portfolio balances and an improvement on operating lease residual values, partially offset by higher reserves for credit losses related to the events in Russia / Ukraine. Both periods of the prior year also benefited from a favorable adjustment to the provision for credit losses.

Critical Accounting Estimates

See the Company’s critical accounting estimates discussed in the Management’s Discussion and Analysis of the most recently filed Annual Report on Form 10-K. There have been no material changes to these estimates.

CAPITAL RESOURCES AND LIQUIDITY

The discussion of capital resources and liquidity has been organized to review separately, where appropriate, the Company’s consolidated totals, equipment operations, and financial services operations.

Consolidated

Cash outflows from consolidated operating activities in the first six months of 2022 were $1,762 million. This resulted mainly from a working capital change and a $1,000 million voluntary contribution to a U.S. OPEB plan. These were partially offset by net income adjusted for non-cash provisions. Cash outflows from investing activities were $1,888 million in the first six months of 2022. The primary driver was the cost of receivables and equipment on operating leases acquired exceeding collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases; acquisition of businesses, net of cash acquired; purchases of property and equipment; and a change in collateral on derivatives – net. Cash outflows from financing activities were $386 million in the first six months of 2022. Cash, cash equivalents, and restricted cash decreased $4,146 million during the first six months of this year.

Positive cash flows from consolidated operating activities in the first six months of 2021 were $1,786 million. This resulted primarily from net income adjusted for non-cash provisions and a change in net accrued income taxes payable/receivable, partially offset by changes in working capital. Cash outflows from investing activities were $1,387 million in the first six months of 2021, primarily due to the cost of receivables and equipment on operating leases acquired exceeding collections of receivables (excluding receivables related to sales) and proceeds from sales of equipment on operating leases, purchases of property and equipment, and a change in collateral on derivatives – net. Negative cash flows from financing activities were $441 million in the first six months of 2021. Cash, cash equivalents, and restricted cash increased $109 million during the first six months of 2021.

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs in the short term and long term. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and committed and uncommitted bank lines of credit. The Company’s commercial paper outstanding at May 1, 2022, October 31, 2021, and May 2, 2021 was $3,403 million, $2,230 million, and $2,259 million, respectively. The total cash, cash equivalents, and marketable securities position was $4,560 million, $8,745 million, and $7,850 million, respectively. The total cash and cash equivalents and marketable securities held by foreign subsidiaries was $2,606 million, $5,817 million, and $4,972 million at May 1, 2022, October 31, 2021, and May 2, 2021, respectively. During the first quarter of 2022, the Company’s foreign subsidiaries returned $3,500 million of cash and cash equivalents to the U.S. In May 2022, the Company’s foreign subsidiaries returned $848 million of cash and cash equivalents to the U.S.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,568 million at May 1, 2022, $4,608 million of which were unused. For the purpose of computing unused credit lines, commercial paper, and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at May 1, 2022 was a 364-day credit facility agreement of $3,000 million expiring in the second quarter of 2023. In addition, total credit lines included long-term credit facility agreements of $2,500 million expiring in the second quarter of 2026 and $2,500 million expiring in the second quarter of 2027. These credit agreements require John Deere Capital Corporation (Capital Corporation) to maintain its consolidated ratio of earnings to fixed charges at not less than 1.05 to 1 for each fiscal quarter and the ratio of senior debt, excluding securitization indebtedness, to capital base (total subordinated debt and stockholder’s equity excluding accumulated other comprehensive income (loss)) at not more than 11 to 1 at the end of any fiscal quarter. The credit agreements also require the equipment operations to maintain a ratio of total debt to total capital (total debt and stockholders’ equity excluding accumulated other comprehensive income (loss)) of 65 percent or less at the end of each fiscal quarter. Under this provision, the Company’s excess equity capacity and retained earnings balance free of restriction at May 1, 2022 was $16,783 million. Alternatively under this provision, the equipment operations had the capacity to incur additional debt of $31,169 million at May 1, 2022. All of these credit agreement requirements have been met during the periods included in the financial statements.

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

Trade Accounts and Notes Receivable. Trade accounts and notes receivable primarily arise from sales of goods to independent dealers. Trade receivables increased $2,050 million during the first six months of 2022, primarily due to a seasonal increase and higher overall demand, partially offset by the effect of foreign currency translation. These receivables increased $100 million, compared to a year ago. The ratios of trade accounts and notes receivable to the last 12 months’ net sales were 15 percent at May 1, 2022, compared to 11 percent at October 31, 2021 and 17 percent at May 2, 2021. Production and precision agriculture trade receivables decreased $6 million, small agriculture and turf trade receivables decreased $83 million, and construction and forestry trade receivables increased $189 million, compared to a year ago. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at May 1, 2022, 1 percent at October 31, 2021, and 2 percent at May 2, 2021.

Equipment Operations

The Company’s equipment businesses are capital intensive and are subject to seasonal variations in financing requirements for inventories and certain receivables from dealers. The equipment operations sell a significant portion of their trade receivables to financial services. Funds provided from operations are supplemented by external financing sources as needed.

Cash used for operating activities of the equipment operations, including intercompany cash flows, in the first six months of 2022 was $646 million. This resulted primarily from a working capital change and a $1,000 million voluntary contribution to a U.S. OPEB plan. Partially offsetting these operating cash outflows were cash inflows from net income adjusted for non-cash provisions. Cash used for financing activities was $2,401 million in the first six months of 2022 primarily due to repurchases of common stock of $1,226 million, dividends paid of $649 million, and a decrease in borrowings of $549 million. Cash, cash equivalents, and restricted cash decreased $4,018 million in the first six months of 2022.

Cash provided by operating activities of the equipment operations, including intercompany cash flows, in the first six months of 2021 was $2,507 million. This resulted primarily from cash inflows from net income adjusted for non-cash provisions, partially offset by a change in working capital. Cash used for financing activities was $2,118 million in the first six months of 2021 primarily due to repurchases of common stock of $1,044 million, a decrease in borrowings of $676 million, and dividends paid of $480 million. Cash, cash equivalents, and restricted cash increased $138 million in the first six months of 2021.

Trade receivables held by the equipment operations increased $203 million during the first six months of 2022 and increased $133 million from a year ago. The equipment operations sell a significant portion of their trade receivables to financial services. See the previous consolidated discussion of trade receivables.

Inventories increased by $2,249 million during the first six months of 2022 and increased by $2,988 million compared to a year ago. The higher levels in both periods are due to increased overall demand and the impact of supply chain disruptions, partially offset by foreign currency translation. A majority of these inventories are valued on the last-in, first-out (LIFO) method.

Total interest-bearing debt, excluding finance lease liabilities, of the equipment operations was $10,057 million at May 1, 2022, compared with $10,373 million at October 31, 2021 and $10,421 million at May 2, 2021. The ratios of debt to total capital (total interest-bearing debt and Deere & Company’s stockholders’ equity) were 35 percent, 36 percent, and 41 percent at May 1, 2022, October 31, 2021, and May 2, 2021, respectively.

Property and equipment cash expenditures for the equipment operations in the first six months of 2022 were $345 million, compared with $319 million in the same period last year. Capital expenditures for the equipment operations in 2022 are estimated to be approximately $1,175 million.

Financial Services

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Their primary sources of funds for this purpose are a combination of commercial paper, term debt, securitization of retail notes, equity capital, and borrowings from Deere & Company.

During the first six months of 2022 and 2021, the cash provided by operating and financing activities was used for investing activities. Cash, cash equivalents, and restricted cash decreased $128 million in the first six months of 2022 and decreased $29 million in the first six months of 2021.

Receivables and leases held by the financial services operations consist of retail notes originated in connection with financing of new and used equipment, operating leases, trade receivables, revolving charge accounts, sales-type and direct financing leases, and wholesale notes. Trade and financing receivables and equipment on operating leases increased $1,389 million during the first six months of 2022 and increased $2,330 million in the past 12 months primarily due to higher sales. Total acquisition volumes of receivables (excluding trade and wholesale) and leases were 1 percent higher in the first six months of 2022, compared with the same period last year, as volumes of revolving charge accounts were higher, while volumes of retail notes, financing leases, and operating leases were lower. The amount of total trade receivables and wholesale notes increased compared to October 31, 2021 and decreased compared to May 2, 2021.

Total external interest-bearing debt of the financial services operations was $38,751 million at May 1, 2022, compared with $37,978 million at October 31, 2021 and $36,873 million at May 2, 2021. Total external borrowings have changed generally corresponding with the level of receivable and lease portfolio, the level of cash and cash equivalents, the change in payables owed to Deere & Company, and the change in investment from Deere & Company. The financial services operations’ ratio of interest-bearing debt, including intercompany debt, to stockholder’s equity was 7.8 to 1 at May 1, 2022, compared with 7.8 to 1 at October 31, 2021 and 7.7 to 1 at May 2, 2021. The long-term portion of payables due to Deere & Company was $716 million at May 1, 2022 and $584 million at October 31, 2021.

Capital Corporation has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 9). The facility was renewed in November 2021 with an expiration in November 2022 and a reduction of the total capacity or “financing limit” from $2,000 million to $1,000 million. As a result of the reduced capacity, Capital Corporation repurchased $511 million of outstanding short-term securitization borrowings in November 2021, in addition to the normal payments collected on the retail notes. At May 1, 2022, $760 million of securitization borrowings was outstanding under the facility. At the end of the contractual revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.

In the first six months of 2022, the financial services operations issued $1,224 million and retired $1,818 million of retail note securitization borrowings, which are presented in Increase in total short-term borrowings on the statements of consolidated cash flows. In addition, during the first six months of 2022, the financial services operations issued $4,243 million and retired $3,317 million of long-term borrowings, which were primarily medium-

term notes. In April 2022, the Company’s financial services operations issued $600 million of sustainability-linked medium-term notes with an initial interest rate of 3.35 percent, which are due in 2029. This transaction supports the Company’s commitment to environmental sustainability by linking financing to the achievement of its ambitious and comprehensive environmental, social, and governance (ESG) targets. Failure to meet the stated sustainability performance target will result in a 25-basis point increase to the interest rate payable on the 2029 notes from and including April 2026.

Subsequent Event

On May 25, 2022, the Company’s Board of Directors declared a quarterly dividend of $1.13 per share payable August 8, 2022 to stockholders of record on June 30, 2022. The new quarterly rate represents an additional 8 cents per share over the previous level, an increase of approximately 8 percent.

Forward-Looking Statements

Certain statements contained herein, including in the section entitled “Overview” relating to future events, expectations, and trends constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 and involve factors that are subject to change, assumptions, risks, and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect all lines of the Company’s operations, generally, while others could more heavily affect a particular line of business.

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events. Except as required by law, the Company undertakes no obligation to update or revise its forward-looking statements. Further information concerning the Company and its businesses, including factors that could materially affect the Company’s financial results, is included in the Company’s other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. “Risk Factors” of the Company’s most recent Annual Report on Form 10-K and the Company’s subsequent Quarterly Reports on Form 10-Q).

Factors Affecting All Lines of Business

All of the Company’s businesses and their results are affected by general economic conditions in the global markets and industries in which the Company operates; customer confidence in general economic conditions; government spending and taxing; foreign currency exchange rates and their volatility, especially fluctuations in the value of the U.S. dollar; changing interest rates; inflation and deflation rates; changes in weather and climate patterns; the political and social stability of the global markets in which the Company operates; the effects of, or response to, terrorism and security threats; wars and other conflicts, including the current military conflict between Russia and Ukraine; natural disasters; and the spread of major epidemics or pandemics (including the COVID-19 pandemic).

Significant changes in market liquidity conditions, changes in the Company’s credit ratings, and any failure to comply with financial covenants in credit agreements could impact access to funding and funding costs, which could reduce the Company’s earnings and cash flows. Financial market conditions could also negatively impact customer access to capital for purchases of the Company’s products and purchase decisions, financing and repayment practices, and the number and size of customer delinquencies and defaults. A debt crisis in Europe, Latin America, or elsewhere could negatively impact currencies, global financial markets, funding sources and costs, asset and obligation values, customers, suppliers, and demand for equipment. The Company’s investment management activities could be impaired by changes in the equity, bond, and other financial markets, which would negatively affect earnings.

Additional factors that could materially affect the Company’s operations, access to capital, expenses, and results include changes in, uncertainty surrounding, and the impact of governmental trade, banking, monetary, and fiscal policies, including financial regulatory reform and its effects on the consumer finance industry, derivatives, funding costs, governmental programs, policies, and tariffs for the benefit of certain industries or sectors; retaliatory actions to such changes in trade, banking, monetary, and fiscal policies; actions by central banks; actions by financial and securities regulators; actions by environmental, health, and safety regulatory agencies, including those related to engine emissions, carbon and other greenhouse gas emissions, and the effects of climate change; changes to GPS radio frequency bands or their permitted uses; changes in labor and immigration regulations; changes to accounting standards; changes in tax rates, estimates, laws, and regulations and Company actions related thereto; changes to and compliance with privacy, banking, and other regulations; changes to and compliance with economic sanctions, or countersanctions, and export controls laws and regulations; and compliance with U.S. and foreign laws when expanding to new markets and otherwise.

Other factors that could materially affect the Company’s results and operations include security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and its suppliers and dealers; security breaches with respect to the Company’s products; production, design, and technological innovations and difficulties, including capacity and supply constraints and prices; the loss of or challenges to intellectual property rights, whether through theft, infringement, counterfeiting, or otherwise; the availability and prices of strategically sourced materials, components, and whole goods; delays or disruptions in the Company’s supply chain, including work stoppages or disputes by suppliers with their unionized labor; the failure of customers, dealers, suppliers, or the Company to comply with laws, regulations, and Company policy pertaining to employment, human rights, health, safety, the environment, sanctions, export controls, anti-corruption, privacy and data protection, and other ethical business practices; introduction of legislation that could affect the Company’s business model and intellectual property, such as right to repair or right to modify; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits, or other legal proceedings; start-up of new plants and products; the success of new product initiatives or business strategies; changes in customer product preferences and sales mix; gaps or limitations in rural broadband coverage, capacity, and speed needed to support technology solutions; oil and energy prices, supplies, and volatility; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices, especially as to levels of new and used field inventories; changes in demand and pricing for used equipment and resulting impacts on lease residual values; labor relations and contracts, including work stoppages and other disruptions; changes in the ability to attract, develop, engage, and retain qualified personnel; acquisitions and divestitures of businesses; greater-than-anticipated transaction costs; the integration of acquired businesses; the failure or delay in closing or realizing anticipated benefits of acquisitions, joint ventures, or divestitures; the inability to deliver precision technology and agricultural solutions to customers; and the failure to realize anticipated savings or benefits of cost reduction, productivity, or efficiency efforts.

COVID-19

Uncertainties related to the continued effects of the COVID-19 pandemic have adversely affected and may continue to affect the Company’s business and outlook. These uncertainties include, among other things: the duration and impact of any resurgence in COVID-19; disruptions in the supply chain, including those caused by industry capacity constraints, material availability, and global logistics delays and constraints arising from, among other things, the transportation capacity of ocean shipping containers, and continued disruptions in the operations of one or more key suppliers, or the failure of any key suppliers; and an increasingly competitive labor market due to a sustained labor shortage or increased turnover caused by the COVID-19 pandemic. The sustainability of the economic recovery from the pandemic remains unclear and significant volatility could continue for a prolonged period.

Agricultural Equipment Operations

The Company’s agricultural equipment operations are subject to a number of uncertainties, including certain factors that affect farmers’ confidence and financial condition. These factors include demand for agricultural products; world grain stocks; soil conditions; harvest yields; prices for commodities and livestock; crop and livestock production expenses; availability of fertilizer; availability of transport for crops; trade restrictions and tariffs; global trade agreements; the level of farm product exports; the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production); real estate values; available acreage for farming; changes in government farm programs and policies; international reaction to such programs; changes in and effects of crop insurance programs; changes in environmental regulations and their impact on farming practices; animal diseases and their effects on poultry, beef, and pork consumption and prices on livestock feed demand; and crop pests and diseases.

Production and Precision Agriculture Operations

The production and precision agriculture operations rely in part on hardware and software, guidance, connectivity and digital solutions, and automation and machine intelligence. Many factors contribute to the Company’s precision agriculture sales and results, including the impact to customers’ profitability and/or sustainability outcomes; the rate of adoption and use by customers; availability of technological innovations; speed of research and development; effectiveness of partnerships with third parties; and the dealer channel’s ability to support and service precision technology solutions.

Small Agriculture and Turf Equipment

Factors affecting the Company’s small agriculture and turf equipment operations include customer profitability; labor supply; consumer borrowing patterns; consumer purchasing preferences; housing starts and supply; infrastructure investment; spending by municipalities and golf courses; and consumable input costs.

Construction and Forestry

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

John Deere Financial

The liquidity and ongoing profitability of John Deere Capital Corporation and the Company’s other financial services subsidiaries depend on timely access to capital in order to meet future cash flow requirements, and to fund operations, costs, and purchases of the Company’s products. If general economic conditions deteriorate or capital markets become more volatile, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact write-offs and provisions for credit losses.

Supplemental Consolidating Information

The supplemental consolidating data presented on the subsequent pages is presented for informational purposes. The equipment operations represent the enterprise without financial services. The equipment operations include the Company’s production and precision agriculture operations, small agriculture and turf operations, construction and forestry operations, and other corporate assets, liabilities, revenues, and expenses not reflected within financial services. Transactions between the equipment operations and financial services have been eliminated to arrive at the consolidated financial statements.

The equipment operations and financial services participate in different industries. The equipment operations primarily generate earnings and cash flows by manufacturing and selling equipment, service parts, and technology solutions to dealers and retail customers. Financial services primarily finances sales and leases by dealers of new and used equipment that is largely manufactured by the Company. Those earnings and cash flows generally are the difference between the finance income received from customer payments less interest expense, and depreciation on equipment subject to an operating lease. These two businesses are capitalized differently and have separate performance metrics. The supplemental consolidating data is also used by management due to these differences.

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENTS OF INCOME
For the Three Months Ended May 1, 2022 and May 2, 2021
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2022	2021	2022	2021	2022	2021	2022	2021
Net Sales and Revenues
Net sales	$12,034	$10,998					$12,034	$10,998
Finance and interest income	36	29	$847	$853	$(87)	$(73)	796	809	[1]
Other income	584	228	104	101	(148)	(78)	540	251	[2]
Total	12,654	11,255	951	954	(235)	(151)	13,370	12,058

Costs and Expenses
Cost of sales	8,919	7,929			(1)	(1)	8,918	7,928	[3]
Research and development expenses	453	377					453	377
Selling, administrative and general expenses	753	734	181	107	(2)	(3)	932	838	[3]
Interest expense	97	100	112	181	(22)	(13)	187	268	[4]
Interest compensation to Financial Services	62	60			(62)	(60)			[4]
Other operating expenses	99	40	377	369	(148)	(74)	328	335	[5]
Total	10,383	9,240	670	657	(235)	(151)	10,818	9,746

Income before Income Taxes	2,271	2,015	281	297			2,552	2,312
Provision for income taxes	387	454	74	76			461	530

Income after Income Taxes	1,884	1,561	207	221			2,091	1,782
Equity in income of unconsolidated affiliates	5	7	1	1			6	8

Net Income	1,889	1,568	208	222			2,097	1,790
Less: Net loss attributable to noncontrolling interests	(1)						(1)
Net Income Attributable to Deere & Company	$1,890	$1,568	$208	$222			$2,098	$1,790

1 Elimination of financial services’ interest income earned from equipment operations.

2 Elimination of equipment operations’ margin from inventory transferred to equipment on operating leases.

3 Elimination of intercompany service fees.

4 Elimination of equipment operations’ interest expense to financial services.

5 Elimination of financial services’ lease depreciation expense related to inventory transferred to equipment on operating leases.

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF INCOME
For the Six Months Ended May 1, 2022 and May 2, 2021
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2022	2021	2022	2021	2022	2021	2022	2021
Net Sales and Revenues
Net sales	$20,565	$19,049					$20,565	$19,049
Finance and interest income	70	62	$1,675	$1,716	$(150)	$(134)	1,595	1,644	[1]
Other income	801	447	192	172	(214)	(142)	779	477	[2]
Total	21,436	19,558	1,867	1,888	(364)	(276)	22,939	21,170

Costs and Expenses
Cost of sales	15,614	13,735			(1)	(1)	15,613	13,734	[3]
Research and development expenses	855	743					855	743
Selling, administrative and general expenses	1,410	1,387	307	224	(4)	(4)	1,713	1,607	[3]
Interest expense	188	195	270	369	(41)	(26)	417	538	[4]
Interest compensation to Financial Services	106	108			(106)	(108)			[4]
Other operating expenses	138	107	712	738	(212)	(137)	638	708	[5]
Total	18,311	16,275	1,289	1,331	(364)	(276)	19,236	17,330

Income before Income Taxes	3,125	3,283	578	557			3,703	3,840
Provision for income taxes	568	706	142	132			710	838

Income after Income Taxes	2,557	2,577	436	425			2,993	3,002
Equity in income of unconsolidated affiliates	5	10	3	2			8	12

Net Income	2,562	2,587	439	427			3,001	3,014
Less: Net income attributable to noncontrolling interests		1						1
Net Income Attributable to Deere & Company	$2,562	$2,586	$439	$427			$3,001	$3,013

1 Elimination of financial services’ interest income earned from equipment operations.

2 Elimination of equipment operations’ margin from inventory transferred to equipment on operating leases.

3 Elimination of intercompany service fees.

4 Elimination of equipment operations’ interest expense to financial services.

5 Elimination of financial services’ lease depreciation expense related to inventory transferred to equipment on operating leases.

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEETS
(In millions of dollars) Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	May 1	Oct 31	May 2	May 1	Oct 31	May 2	May 1	Oct 31	May 2	May 1	Oct 31	May 2
	2022	2021	2021	2022	2021	2021	2022	2021	2021	2022	2021	2021
Assets
Cash and cash equivalents	$3,167	$7,188	$6,282	$711	$829	$900				$3,878	$8,017	$7,182
Marketable securities	2	3	5	680	725	663				682	728	668
Receivables from Financial Services	5,669	5,564	5,955				$(5,669)	$(5,564)	$(5,955)				[6]
Trade accounts and notes receivable – net	1,358	1,155	1,225	6,079	3,895	6,222	(1,179)	(842)	(1,289)	6,258	4,208	6,158	[7]
Financing receivables – net	49	73	99	34,036	33,726	30,895				34,085	33,799	30,994
Financing receivables securitized – net	6	10	15	4,067	4,649	4,092				4,073	4,659	4,107
Other receivables	1,944	1,629	1,369	405	159	162	(43)	(23)	(27)	2,306	1,765	1,504	[7]
Equipment on operating leases – net				6,465	6,988	7,108				6,465	6,988	7,108
Inventories	9,030	6,781	6,042							9,030	6,781	6,042
Property and equipment – net	5,678	5,783	5,667	37	37	37				5,715	5,820	5,704
Goodwill	3,812	3,291	3,190							3,812	3,291	3,190
Other intangible assets – net	1,352	1,275	1,310							1,352	1,275	1,310
Retirement benefits	2,996	3,539	947	65	64	61	(2)	(2)	(57)	3,059	3,601	951	[8]
Deferred income taxes	1,247	1,215	1,926	49	53	53	(192)	(231)	(255)	1,104	1,037	1,724	[9]
Other assets	1,767	1,646	1,683	516	499	656	(3)		(2)	2,280	2,145	2,337
Total Assets	$38,077	$39,152	$35,715	$53,110	$51,624	$50,849	$(7,088)	$(6,662)	$(7,585)	$84,099	$84,114	$78,979

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$1,554	$1,509	$352	$10,859	$9,410	$9,559				$12,413	$10,919	$9,911
Short-term securitization borrowings	5	10	14	4,001	4,595	4,092				4,006	4,605	4,106
Payables to Equipment Operations				5,669	5,564	5,955	$(5,669)	$(5,564)	$(5,955)				[6]
Accounts payable and accrued expenses	11,370	11,198	10,074	2,534	2,015	1,926	(1,225)	(865)	(1,318)	12,679	12,348	10,682	[7]
Deferred income taxes	454	438	390	322	369	398	(192)	(231)	(255)	584	576	533	[9]
Long-term borrowings	8,556	8,915	10,124	23,891	23,973	23,222				32,447	32,888	33,346
Retirement benefits and other liabilities	2,855	4,239	5,253	111	107	109	(2)	(2)	(57)	2,964	4,344	5,305	[8]
Total liabilities	24,794	26,309	26,207	47,387	46,033	45,261	(7,088)	(6,662)	(7,585)	65,093	65,680	63,883

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest (Note 19)	99									99

Stockholders’ Equity
Total Deere & Company stockholders’ equity	18,904	18,431	15,092	5,723	5,591	5,588	(5,723)	(5,591)	(5,588)	18,904	18,431	15,092	[10]
Noncontrolling interests	3	3	4							3	3	4
Financial Services’ equity	(5,723)	(5,591)	(5,588)				5,723	5,591	5,588				[10]
Adjusted total stockholders’ equity	13,184	12,843	9,508	5,723	5,591	5,588				18,907	18,434	15,096
Total Liabilities and Stockholders’ Equity	$38,077	$39,152	$35,715	$53,110	$51,624	$50,849	$(7,088)	$(6,662)	$(7,585)	$84,099	$84,114	$78,979

6 Elimination of receivables / payables between equipment operations and financial services.

7 Primarily reclassification of sales incentive accruals on receivables sold to financial services.

8 Reclassification of net pension assets / liabilities.

9 Reclassification of deferred tax assets / liabilities in the same taxing jurisdictions.

10 Elimination of financial services’ equity.

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF CASH FLOWS
For the Six Months Ended May 1, 2022 and May 2, 2021
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2022	2021	2022	2021	2022	2021	2022	2021
Cash Flows from Operating Activities
Net income	$2,562	$2,587	$439	$427			$3,001	$3,014
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	1	2	44	(26)			45	(24)
Provision for depreciation and amortization	518	543	530	581	$(115)	$(70)	933	1,054	[11]
Impairment charges	77	50					77	50
Share-based compensation expense					44	45	44	45	[12]
Gain on remeasurement of previously held equity investment	(326)						(326)
Undistributed earnings of unconsolidated affiliates	233	158	(3)	(2)	(232)	(145)	(2)	11	[13]
Provision (credit) for deferred income taxes	75	(170)	(38)	(43)			37	(213)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(215)	(170)			(1,320)	(954)	(1,535)	(1,124)	[14,16,17]
Inventories	(2,201)	(926)			(64)	(267)	(2,265)	(1,193)	[15]
Accounts payable and accrued expenses	(99)	527	(7)	(1)	(337)	(208)	(443)	318	[16]
Accrued income taxes payable/receivable	(144)	77	5	(23)			(139)	54
Retirement benefits	(1,024)	(8)	4	3			(1,020)	(5)
Other	(103)	(163)	(114)	32	48	(70)	(169)	(201)	[11,12,15]
Net cash provided by (used for) operating activities	(646)	2,507	860	948	(1,976)	(1,669)	(1,762)	1,786

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			12,004	11,187	(814)	(820)	11,190	10,367	[14]
Proceeds from sales of equipment on operating leases			1,035	1,011			1,035	1,011
Cost of receivables acquired (excluding receivables related to sales)			(12,260)	(12,080)	289	721	(11,971)	(11,359)	[14]
Acquisitions of businesses, net of cash acquired	(473)	(19)					(473)	(19)
Purchases of property and equipment	(345)	(319)	(1)	(1)			(346)	(320)
Cost of equipment on operating leases acquired			(1,090)	(1,125)	86	361	(1,004)	(764)	[15]
Increase in trade and wholesale receivables			(2,159)	(1,246)	2,159	1,246			[14]
Collateral on derivatives – net	6	(1)	(254)	(254)			(248)	(255)
Other	(46)	(36)	(49)	(36)	24	24	(71)	(48)	[13,17]
Net cash used for investing activities	(858)	(375)	(2,774)	(2,544)	1,744	1,532	(1,888)	(1,387)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	128	(84)	684	296			812	212
Change in intercompany receivables/payables	(424)	(562)	424	562
Proceeds from long-term borrowings	55		4,243	3,967			4,298	3,967
Payments of long-term borrowings	(308)	(30)	(3,317)	(3,127)			(3,625)	(3,157)
Proceeds from issuance of common stock	50	116					50	116
Repurchases of common stock	(1,226)	(1,044)					(1,226)	(1,044)
Dividends paid	(649)	(480)	(232)	(145)	232	145	(649)	(480)	[13]
Other	(27)	(34)	(19)	(13)		(8)	(46)	(55)	[13]
Net cash provided by (used for) financing activities	(2,401)	(2,118)	1,783	1,540	232	137	(386)	(441)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(113)	124	3	27			(110)	151

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(4,018)	138	(128)	(29)			(4,146)	109
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,200	6,156	925	1,016			8,125	7,172
Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,182	$6,294	$797	$987			$3,979	$7,281

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$3,167	$6,282	$711	$900			$3,878	$7,182
Restricted cash (Other assets)	15	12	86	87			101	99
Total cash, cash equivalents, and restricted cash	$3,182	$6,294	$797	$987			$3,979	$7,281

11 Elimination of depreciation on leases related to inventory transferred to equipment on operating leases.

12 Reclassification of share-based compensation expense.

13 Elimination of dividends from financial services to the equipment operations, which are included in the equipment operations’ operating activities, and capital investments in financial services from the equipment operations.

14 Primarily reclassification of receivables related to the sale of equipment.

15 Reclassification of direct lease agreements with retail customers.

16 Reclassification of sales incentive accruals on receivables sold to financial services.

17 Elimination and reclassification of the effects of financial services’ partial financing of the construction and forestry retail locations sales and subsequent collection of those amounts.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recently filed Annual Report on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of May 1, 2022, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the second quarter of 2022, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

See the Company’s most recently filed Annual Report on Form 10-K (Part I, Item 1A). There has been no material change in this information. The risks described in the Annual Report on Form 10-K, and the “Forward-Looking Statements” in this report, are not the only risks faced by the Company. Additional risks and uncertainties may also materially affect the Company’s business, financial condition, or operating results. One should not consider the risk factors to be a complete discussion of risks, uncertainties, and assumptions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s purchases of its common stock during the second quarter of 2022 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
Jan 31 to Feb 27	549	$371.73	549	13.2
Feb 28 to Mar 27	496	389.85	496	12.7
Mar 28 to May 1	495	415.09	495	12.2
Total	1,540		1,540
(1)	The Company has a share repurchase plan that was announced in December 2019 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under this plan was based on the end of the second quarter closing share price of $377.55 per share. At the end of the second quarter of 2022, $4,599 million of common stock remained to be purchased under the plan.

Sales of Unregistered Securities

During the second quarter of 2022, the Company’s stockholders authorized 500,000 shares under a new Deere & Company Nonemployee Director Stock Ownership Plan pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule of 506 of the SEC’s Regulation D thereunder. Under this new plan, the Company issued 4,250 deferred stock units. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in this plan. Also during the second quarter of 2022, the Company distributed 32,635 deferred stock units and deferred stock awards to participant accounts under the previous Deere & Company Nonemployee Director Stock Ownership Plan. The deferred stock units and deferred stock awards converted to shares of common stock on a one-for-one basis.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Disclosure Pursuant to Section 13(r) of the Exchange Act.

Under Section 13(r) of the Exchange Act, the Company is required to disclose in its periodic reports if it or any of its affiliates knowingly conducted transactions or dealings with entities or individuals designated pursuant to certain executive orders issued by the U.S. government. On March 2, 2021, the U.S. Secretary of State designated the Russian Federal Security Service (FSB) as a blocked party under Executive Order 13382. On the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control updated General License No. 1B to authorize certain transactions and activities with the FSB related to the importation, distribution, or use of certain information technology products in the Russian Federation. In the ordinary course of business, during the six-month period ended May 1, 2022, certain of the Company’s subsidiaries requested and/or received legally required administrative notifications with the FSB in connection with the importation and/or use of certain of the Company’s products in the Russian Federation, as authorized by General License No. 1B. Neither the Company nor its subsidiaries made any payments, nor did they receive gross revenues or net profits, in connection with these activities. The Company expects that certain of its subsidiaries may continue to engage with the FSB in activities necessary to conduct business in the Russian Federation in accordance with applicable U.S. laws and regulations so long as it remains lawful to do so.

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

10.1

2026 Credit Agreement, dated March 28, 2022, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.2

2027 Credit Agreement, dated March 28, 2022, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.3

364-Day Credit Agreement, dated March 28, 2022, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.4

Deere & Company Nonemployee Director Stock Ownership Plan, February 23, 2022 (Appendix C to Proxy Statement of registrant filed on January 7, 2022, Securities and Exchange Commission File Number 1-4121*)

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

DEERE & COMPANY

Date:	May 26, 2022	By:	/s/ Ryan D. Campbell
Ryan D. Campbell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)