Form 10-Q
period 2022-07-31
DEERE & CO
filed 2022-09-01
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

or

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

Yes ☐ No ☒

At July 31, 2022, 301,819,630 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENTS OF CONSOLIDATED INCOME
For the Three and Nine Months Ended July 31, 2022 and August 1, 2021
(In millions of dollars and shares except per share amounts) Unaudited
	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Net Sales and Revenues
Net sales	$13,000	$10,413	$33,565	$29,461
Finance and interest income	846	825	2,441	2,468
Other income	256	289	1,035	768
Total	14,102	11,527	37,041	32,697

Costs and Expenses
Cost of sales	9,511	7,574	25,124	21,307
Research and development expenses	481	394	1,336	1,137
Selling, administrative and general expenses	959	841	2,672	2,448
Interest expense	296	244	713	783
Other operating expenses	316	324	954	1,033
Total	11,563	9,377	30,799	26,708

Income of Consolidated Group before Income Taxes	2,539	2,150	6,242	5,989
Provision for income taxes	654	491	1,364	1,328

Income of Consolidated Group	1,885	1,659	4,878	4,661
Equity in income of unconsolidated affiliates		8	8	21

Net Income	1,885	1,667	4,886	4,682
Less: Net income attributable to noncontrolling interests	1		1	2
Net Income Attributable to Deere & Company	$1,884	$1,667	$4,885	$4,680

Per Share Data
Basic	$6.20	$5.36	$15.97	$14.98
Diluted	$6.16	$5.32	$15.88	$14.86
Dividends declared	$1.13	$.90	$3.23	$2.56
Dividends paid	$1.05	$.90	$3.15	$2.42

Average Shares Outstanding
Basic	304.1	311.0	305.8	312.4
Diluted	305.7	313.4	307.7	314.9

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three and Nine Months Ended July 31, 2022 and August 1, 2021
(In millions of dollars) Unaudited
	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021

Net Income	$1,885	$1,667	$4,886	$4,682

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	79	54	(137)	208
Cumulative translation adjustment	(269)	(114)	(784)	319
Unrealized gain (loss) on derivatives	(1)	1	41	8
Unrealized gain (loss) on debt securities	6	8	(57)	(7)
Other Comprehensive Income (Loss), Net of Income Taxes	(185)	(51)	(937)	528

Comprehensive Income of Consolidated Group	1,700	1,616	3,949	5,210
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3)		(8)	2
Comprehensive Income Attributable to Deere & Company	$1,703	$1,616	$3,957	$5,208

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars) Unaudited
	July 31	October 31	August 1
	2022	2021	2021
Assets
Cash and cash equivalents	$4,359	$8,017	$7,519
Marketable securities	719	728	688
Trade accounts and notes receivable – net	6,696	4,208	5,268
Financing receivables – net	35,056	33,799	31,449
Financing receivables securitized – net	5,141	4,659	5,401
Other receivables	1,999	1,765	1,702
Equipment on operating leases – net	6,554	6,988	6,982
Inventories	9,121	6,781	6,410
Property and equipment – net	5,666	5,820	5,649
Goodwill	3,754	3,291	3,148
Other intangible assets – net	1,281	1,275	1,267
Retirement benefits	3,125	3,601	990
Deferred income taxes	1,110	1,037	1,767
Other assets	2,236	2,145	2,448
Total Assets	$86,817	$84,114	$80,688

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$14,176	$10,919	$10,404
Short-term securitization borrowings	4,920	4,605	5,277
Accounts payable and accrued expenses	12,986	12,348	11,207
Deferred income taxes	561	576	515
Long-term borrowings	32,132	32,888	32,280
Retirement benefits and other liabilities	2,911	4,344	5,272
Total liabilities	67,686	65,680	64,955

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest (Note 19)	95

Stockholders’ Equity
Common stock, $1 par value (issued shares at July 31, 2022 – 536,431,204)	5,139	5,054	5,031
Common stock in treasury	(22,976)	(20,533)	(19,780)
Retained earnings	40,346	36,449	35,491
Accumulated other comprehensive income (loss)	(3,476)	(2,539)	(5,011)
Total Deere & Company stockholders’ equity	19,033	18,431	15,731
Noncontrolling interests	3	3	2
Total stockholders’ equity	19,036	18,434	15,733
Total Liabilities and Stockholders’ Equity	$86,817	$84,114	$80,688

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 31, 2022 and August 1, 2021
(In millions of dollars) Unaudited
	2022	2021
Cash Flows from Operating Activities
Net income	$4,886	$4,682
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	62	(17)
Provision for depreciation and amortization	1,443	1,569
Impairment charges	81	50
Share-based compensation expense	64	64
Gain on remeasurement of previously held equity investment	(326)
Undistributed earnings of unconsolidated affiliates	(1)	4
Credit for deferred income taxes	(6)	(271)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(2,357)	(444)
Inventories	(2,526)	(1,817)
Accounts payable and accrued expenses	(15)	742
Accrued income taxes payable/receivable	82	34
Retirement benefits	(1,014)	13
Other	45	(295)
Net cash provided by operating activities	418	4,314

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	15,774	14,480
Proceeds from sales of equipment on operating leases	1,501	1,510
Cost of receivables acquired (excluding receivables related to sales)	(18,578)	(17,161)
Acquisitions of businesses, net of cash acquired	(488)	(19)
Purchases of property and equipment	(596)	(492)
Cost of equipment on operating leases acquired	(1,717)	(1,210)
Collateral on derivatives – net	(193)	(189)
Other	(133)	(21)
Net cash used for investing activities	(4,430)	(3,102)

Cash Flows from Financing Activities
Increase in total short-term borrowings	4,267	929
Proceeds from long-term borrowings	6,281	5,877
Payments of long-term borrowings	(6,578)	(5,172)
Proceeds from issuance of common stock	55	136
Repurchases of common stock	(2,477)	(1,780)
Dividends paid	(971)	(761)
Other	(62)	(80)
Net cash provided by (used for) financing activities	515	(851)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(143)	106

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(3,640)	467
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	8,125	7,172
Cash, Cash Equivalents, and Restricted Cash at End of Period	$4,485	$7,639

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$4,359	$7,519
Restricted cash (Other assets)	126	120
Total cash, cash equivalents, and restricted cash	$4,485	$7,639

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended July 31, 2022 and August 1, 2021
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Three Months Ended August 1, 2021
Balance May 2, 2021	$15,096	$4,999	$(19,052)	$34,105	$(4,960)	$4
Net income	1,667			1,667
Other comprehensive loss	(51)				(51)
Repurchases of common stock	(736)		(736)
Treasury shares reissued	8		8
Dividends declared	(282)			(280)		(2)
Stock options and other	31	32		(1)
Balance August 1, 2021	$15,733	$5,031	$(19,780)	$35,491	$(5,011)	$2

Nine Months Ended August 1, 2021
Balance November 1, 2020	$12,944	$4,895	$(18,065)	$31,646	$(5,539)	$7
ASU No. 2016-13 adoption	(35)			(35)
Net income	4,682			4,680		2
Other comprehensive income	528				528
Repurchases of common stock	(1,780)		(1,780)
Treasury shares reissued	65		65
Dividends declared	(802)			(800)		(2)
Stock options and other	131	136				(5)
Balance August 1, 2021	$15,733	$5,031	$(19,780)	$35,491	$(5,011)	$2

Three Months Ended July 31, 2022
Balance May 1, 2022	$18,907	$5,117	$(21,727)	$38,805	$(3,291)	$3	$99
Net income	1,884			1,884			1
Other comprehensive loss	(185)				(185)		(4)
Repurchases of common stock	(1,251)		(1,251)
Treasury shares reissued	2		2
Dividends declared	(343)			(343)
Stock options and other	22	22					(1)
Balance July 31, 2022	$19,036	$5,139	$(22,976)	$40,346	$(3,476)	$3	$95

Nine Months Ended July 31, 2022
Balance October 31, 2021	$18,434	$5,054	$(20,533)	$36,449	$(2,539)	$3
Acquisitions (see Note 19)							$105
Net income (loss)	4,887			4,885		2	(1)
Other comprehensive loss	(937)				(937)		(9)
Repurchases of common stock	(2,477)		(2,477)
Treasury shares reissued	34		34
Dividends declared	(990)			(988)		(2)
Stock options and other	85	85
Balance July 31, 2022	$19,036	$5,139	$(22,976)	$40,346	$(3,476)	$3	$95

See Condensed Notes to Interim Consolidated Financial Statements.

Condensed Notes to Interim Consolidated Financial Statements (Unaudited)

(1)  Organization and Consolidation

Deere & Company has been developing innovative solutions to help our customers become more profitable for 185 years. References to Deere & Company, John Deere, Deere, or the Company include our consolidated subsidiaries, including our consolidated variable interest entities (VIEs). The Company is managed through the following operating segments: production and precision agriculture (PPA), small agriculture and turf (SAT), construction and forestry (CF), and financial services (FS). References to agriculture and turf include both production and precision agriculture and small agriculture and turf.

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal year 2022 and 2021 were July 31, 2022 and August 1, 2021, respectively. Both third quarters contained 13 weeks, while both year-to-date periods contained 39 weeks. Unless otherwise stated, references to particular years or quarters refer to the Company’s fiscal years generally ending in October and the associated periods in those fiscal years.

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

The Company consolidates certain VIEs related to retail note securitizations (see Note 9).

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

Revenue Recognition

Prior to fiscal year 2022, certain goods were shipped to Canadian dealers on a consignment basis under which the risk and rewards of ownership were not transferred to the dealer at the time the goods were delivered. Accordingly, sales were not recorded until a retail customer purchased the goods. The dealer contract in Canada was changed for goods delivered after November 1, 2021, resulting in transfer of control and revenue recognition upon delivery. For certain goods delivered to Canadian dealers prior to November 1, 2021, the dealer consignment terms already in place remain in effect. As of July 31, 2022 and October 31, 2021, the remaining consigned inventory was $26 million and $150 million, respectively.

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

(3)  Revenue Recognition

The Company’s Net sales and revenues by primary geographic market, major product line, and timing of revenue recognition in millions of dollars follow:

	Three Months Ended July 31, 2022
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$2,904	$2,177	$1,789	$602	$7,472
Canada	451	185	288	149	1,073
Western Europe	645	646	380	25	1,696
Central Europe and CIS	348	109	111	14	582
Latin America	1,327	155	459	77	2,018
Asia, Africa, Australia, New Zealand, and Middle East	510	419	296	36	1,261
Total	$6,185	$3,691	$3,323	$903	$14,102

Major product lines:
Production agriculture	$6,019				$6,019
Small agriculture		$2,705			2,705
Turf		842			842
Construction			$1,506		1,506
Compact construction			460		460
Roadbuilding			910		910
Forestry			316		316
Financial products	17	15	6	$903	941
Other	149	129	125		403
Total	$6,185	$3,691	$3,323	$903	$14,102

Revenue recognized:
At a point in time	$6,154	$3,672	$3,303	$27	$13,156
Over time	31	19	20	876	946
Total	$6,185	$3,691	$3,323	$903	$14,102

	Nine Months Ended July 31, 2022
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$6,946	$5,718	$5,157	$1,744	$19,565
Canada	899	468	975	450	2,792
Western Europe	1,648	1,836	1,202	76	4,762
Central Europe and CIS	954	386	452	36	1,828
Latin America	3,229	393	1,020	218	4,860
Asia, Africa, Australia, New Zealand, and Middle East	1,118	1,170	833	113	3,234
Total	$14,794	$9,971	$9,639	$2,637	$37,041

Major product lines:
Production agriculture	$14,333				$14,333
Small agriculture		$7,305			7,305
Turf		2,286			2,286
Construction			$4,198		4,198
Compact construction			1,208		1,208
Roadbuilding			2,619		2,619
Forestry			946		946
Financial products	39	35	17	$2,637	2,728
Other	422	345	651		1,418
Total	$14,794	$9,971	$9,639	$2,637	$37,041

Revenue recognized:
At a point in time	$14,694	$9,919	$9,580	$77	$34,270
Over time	100	52	59	2,560	2,771
Total	$14,794	$9,971	$9,639	$2,637	$37,041

	Three Months Ended August 1, 2021
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$1,995	$1,753	$1,559	$605	$5,912
Canada	253	153	285	162	853
Western Europe	566	679	455	27	1,727
Central Europe and CIS	398	117	241	10	766
Latin America	758	125	227	60	1,170
Asia, Africa, Australia, New Zealand, and Middle East	368	385	308	38	1,099
Total	$4,338	$3,212	$3,075	$902	$11,527

Major product lines:
Production agriculture	$4,179				$4,179
Small agriculture		$2,355			2,355
Turf		719			719
Construction			$1,283		1,283
Compact construction			398		398
Roadbuilding			948		948
Forestry			342		342
Financial products	13	12	5	$902	932
Other	146	126	99		371
Total	$4,338	$3,212	$3,075	$902	$11,527

Revenue recognized:
At a point in time	$4,293	$3,191	$3,052	$27	$10,563
Over time	45	21	23	875	964
Total	$4,338	$3,212	$3,075	$902	$11,527

	Nine Months Ended August 1, 2021
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$5,814	$5,014	$4,242	$1,812	$16,882
Canada	617	376	793	469	2,255
Western Europe	1,604	1,903	1,408	77	4,992
Central Europe and CIS	1,090	361	628	28	2,107
Latin America	1,971	305	617	179	3,072
Asia, Africa, Australia, New Zealand, and Middle East	991	1,230	1,054	114	3,389
Total	$12,087	$9,189	$8,742	$2,679	$32,697

Major product lines:
Production agriculture	$11,656				$11,656
Small agriculture		$6,583			6,583
Turf		2,268			2,268
Construction			$3,402		3,402
Compact construction			1,140		1,140
Roadbuilding			2,924		2,924
Forestry			975		975
Financial products	41	32	17	$2,679	2,769
Other	390	306	284		980
Total	$12,087	$9,189	$8,742	$2,679	$32,697

Revenue recognized:
At a point in time	$11,960	$9,137	$8,666	$77	$29,840
Over time	127	52	76	2,602	2,857
Total	$12,087	$9,189	$8,742	$2,679	$32,697

The Company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These items are primarily for premiums for extended warranties, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in Accounts payable and accrued expenses in the consolidated balance sheets. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 15, was $1,424 million, $1,344 million, and $1,259 million at July 31, 2022, October 31, 2021, and August 1, 2021, respectively. The contract liability is reduced as the revenue is recognized. During the three months ended July 31, 2022 and August 1, 2021, $93 million and $108 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year. During the nine months ended July 31, 2022 and August 1, 2021, $488 million and $442 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $1,167 million at July 31, 2022. The estimated revenue to be recognized by fiscal year follows in millions of dollars: remainder of 2022 - $104, 2023 - $337, 2024 - $283, 2025 - $196, 2026 - $109, 2027 - $60 and later years - $78. As permitted, the Company elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are generally for sales of equipment, service parts, repair services, and certain telematics services.

(4)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) in millions of dollars follow:

	July 31	October 31	August 1
	2022	2021	2021
Retirement benefits adjustment	$(1,171)	$(1,034)	$(3,710)
Cumulative translation adjustment	(2,262)	(1,478)	(1,277)
Unrealized loss on derivatives	(1)	(42)	(50)
Unrealized gain (loss) on debt securities	(42)	15	26
Total accumulated other comprehensive income (loss)	$(3,476)	$(2,539)	$(5,011)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars. Retirement benefits adjustment reclassifications for actuarial (gain) loss, prior service (credit) cost, and settlements/curtailment are included in net periodic pension and other postretirement benefit costs (see Note 6).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 31, 2022	Amount	Credit	Amount
Cumulative translation adjustment	$(267)	$(2)	$(269)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	1		1
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(3)	1	(2)
Net unrealized gain (loss) on derivatives	(2)	1	(1)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	6	(1)	5
Reclassification of realized (gain) loss – Other income	1		1
Net unrealized gain (loss) on debt securities	7	(1)	6
Retirement benefits adjustment:
Net actuarial gain (loss)	34	(9)	25
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	27	(7)	20
Prior service (credit) cost	8	(2)	6
Settlements/curtailment	36	(8)	28
Net unrealized gain (loss) on retirement benefits adjustment	105	(26)	79
Total other comprehensive income (loss)	$(157)	$(28)	$(185)

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 31, 2022	Amount	Credit	Amount
Cumulative translation adjustment	$(774)	$(10)	$(784)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	52	(11)	41
Net unrealized gain (loss) on derivatives	52	(11)	41
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(74)	16	(58)
Reclassification of realized (gain) loss – Other income	1		1
Net unrealized gain (loss) on debt securities	(73)	16	(57)
Retirement benefits adjustment:
Net actuarial gain (loss) and prior service (cost)	(338)	81	(257)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	94	(24)	70
Prior service (credit) cost	22	(6)	16
Settlements/curtailment	44	(10)	34
Net unrealized gain (loss) on retirement benefits adjustment	(178)	41	(137)
Total other comprehensive income (loss)	$(973)	$36	$(937)

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended August 1, 2021	Amount	Credit	Amount
Cumulative translation adjustment	$(112)	$(2)	$(114)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1)		(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3	(1)	2
Net unrealized gain (loss) on derivatives	2	(1)	1
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	11	(3)	8
Net unrealized gain (loss) on debt securities	11	(3)	8
Retirement benefits adjustment:
Net actuarial gain (loss)	(5)	1	(4)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	71	(17)	54
Prior service (credit) cost	1		1
Settlements	4	(1)	3
Net unrealized gain (loss) on retirement benefits adjustment	71	(17)	54
Total other comprehensive income (loss)	$(28)	$(23)	$(51)

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended August 1, 2021	Amount	Credit	Amount
Cumulative translation adjustment	$319		$319
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1)		(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	11	$(2)	9
Net unrealized gain (loss) on derivatives	10	(2)	8
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(6)	(1)	(7)
Net unrealized gain (loss) on debt securities	(6)	(1)	(7)
Retirement benefits adjustment:
Net actuarial gain (loss)	35	(8)	27
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	213	(53)	160
Prior service (credit) cost	5	(1)	4
Settlements	22	(5)	17
Net unrealized gain (loss) on retirement benefits adjustment	275	(67)	208
Total other comprehensive income (loss)	$598	$(70)	$528

(5)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Nine Months Ended
	July 31	August 1	July 31	August 1
	2022	2021	2022	2021
Net income attributable to Deere & Company	$1,884	$1,667	$4,885	$4,680
Average shares outstanding	304.1	311.0	305.8	312.4
Basic per share	$6.20	$5.36	$15.97	$14.98

Average shares outstanding	304.1	311.0	305.8	312.4
Effect of dilutive share-based compensation	1.6	2.4	1.9	2.5
Total potential shares outstanding	305.7	313.4	307.7	314.9
Diluted per share	$6.16	$5.32	$15.88	$14.86

During both the third quarter and first nine months of 2022, .2 million shares were excluded from the computation because the incremental shares would have been antidilutive.

(6)  Pension and Other Postretirement Benefits

The Company has several defined benefit pension plans and postretirement benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries.

The components of net periodic pension cost consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 31	August 1	July 31	August 1
	2022	2021	2022	2021
Service cost	$86	$83	$265	$251
Interest cost	85	69	242	207
Expected return on plan assets	(182)	(199)	(544)	(599)
Amortization of actuarial loss	31	64	107	192
Amortization of prior service cost	9	2	25	8
Settlements/curtailment	36	4	44	22
Net cost	$65	$23	$139	$81

The components of net periodic OPEB cost consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 31	August 1	July 31	August 1
	2022	2021	2022	2021
Service cost	$11	$12	$34	$36
Interest cost	25	25	74	76
Expected return on plan assets	(28)	(19)	(83)	(58)
Amortization of actuarial (gain) loss	(4)	7	(13)	21
Amortization of prior service credit	(1)	(1)	(3)	(3)
Net cost	$3	$24	$9	$72

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

During the third quarter of 2022, the Company remeasured the U.S. hourly pension plan when 10 percent of active, eligible employees elected to freeze their defined benefit pension plan benefit for an enhanced defined contribution benefit. The remeasurement resulted in a $34 million curtailment loss, while the impact to the plan’s funded status was not material.

During the first nine months of 2022, the Company contributed $67 million to its pension plans and $1,109 million to its OPEB plans. The OPEB contributions include a voluntary contribution of $1,000 million to a U.S. plan on November 30, 2021. The Company presently anticipates contributing an additional $16 million to its pension plans and $28 million to its OPEB plans during the remainder of 2022. The remaining pension and OPEB contributions are primarily direct benefit payments from Company funds.

(7)  Segment Reporting

Worldwide Net sales and revenues, operating profit, and identifiable assets by segment were as follows in millions of dollars:

	Three Months Ended			Nine Months Ended
	July 31	August 1%		July 31	August 1%
	2022	2021	Change	2022	2021	Change
Net sales and revenues:
Production & precision ag net sales	$6,096	$4,250	+43	$14,568	$11,848	+23
Small ag & turf net sales	3,635	3,147	+16	9,836	9,051	+9
Construction & forestry net sales	3,269	3,016	+8	9,161	8,562	+7
Financial services revenues	903	902		2,637	2,679	-2
Other revenues	199	212	-6	839	557	+51
Total net sales and revenues	$14,102	$11,527	+22	$37,041	$32,697	+13
Operating profit:
Production & precision ag	$1,293	$906	+43	$2,646	$2,557	+3
Small ag & turf	552	583	-5	1,443	1,699	-15
Construction & forestry	514	463	+11	1,599	1,220	+31
Financial services	287	291	-1	864	844	+2
Total operating profit	2,646	2,243	+18	6,552	6,320	+4
Reconciling items	(108)	(85)	+27	(303)	(312)	-3
Income taxes	(654)	(491)	+33	(1,364)	(1,328)	+3
Net income attributable to Deere & Company	$1,884	$1,667	+13	$4,885	$4,680	+4

Intersegment sales and revenues:
Production & precision ag net sales	$5	$8	-38	$15	$21	-29
Small ag & turf net sales	2	2		8	9	-11
Construction & forestry net sales
Financial services revenues	81	61	+33	214	172	+24

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

	July 31	October 31	August 1
	2022	2021	2021
Identifiable assets:
Production & precision ag	$8,728	$7,021	$6,910
Small ag & turf	4,361	3,959	3,643
Construction & forestry	6,824	6,457	6,378
Financial services	56,008	51,624	51,647
Corporate	10,896	15,053	12,110
Total assets	$86,817	$84,114	$80,688

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

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows in millions of dollars:

	July 31, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$9,161	$9,169	$4,713	$2,234	$935	$378	$3,962	$30,552
30-59 days past due	40	70	38	23	8	4	18	201
60-89 days past due	15	24	15	7	3	1	5	70
90+ days past due
Non-performing	17	62	48	37	19	27	7	217
Construction and forestry
Current	2,336	2,249	1,004	382	106	20	102	6,199
30-59 days past due	47	54	26	12	4	1	3	147
60-89 days past due	14	14	12	4	1		1	46
90+ days past due		11	3	1		3		18
Non-performing	13	63	49	25	9	4	1	164
Total retail customer receivables	$11,643	$11,716	$5,908	$2,725	$1,085	$438	$4,099	$37,614

	October 31, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$12,877	$6,676	$3,463	$1,738	$728	$211	$3,704	$29,397
30-59 days past due	43	53	29	16	7	3	14	165
60-89 days past due	16	23	12	6	3	1	4	65
90+ days past due		1						1
Non-performing	23	57	53	32	17	23	7	212
Construction and forestry
Current	3,122	1,575	754	273	57	7	92	5,880
30-59 days past due	50	40	27	7	4	1	3	132
60-89 days past due	15	11	9	6	1		1	43
90+ days past due	1	2	3	3	4	2		15
Non-performing	26	56	39	17	7	3		148
Total retail customer receivables	$16,173	$8,494	$4,389	$2,098	$828	$251	$3,825	$36,058

	August 1, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$9,159	$7,516	$3,938	$2,053	$910	$317	$3,658	$27,551
30-59 days past due	38	54	35	19	7	3	13	169
60-89 days past due	14	28	15	6	3	1	4	71
90+ days past due		1						1
Non-performing	12	58	63	42	22	30	6	233
Construction and forestry
Current	2,327	1,845	938	357	84	13	86	5,650
30-59 days past due	35	44	26	9	4	1	3	122
60-89 days past due	13	19	10	5	1	1	1	50
90+ days past due	4	2	9	5	6	2		28
Non-performing	12	47	41	19	8	4	1	132
Total retail customer receivables	$11,614	$9,614	$5,075	$2,515	$1,045	$372	$3,772	$34,007

The credit quality analysis of wholesale receivables by year of origination was as follows in millions of dollars:

	July 31, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$289	$99	$34	$6	$1	$1	$2,022	$2,452
30+ days past due
Non-performing				1				1
Construction and forestry
Current	11	32	3	1		1	283	331
30+ days past due						1		1
Non-performing
Total wholesale receivables	$300	$131	$37	$8	$1	$3	$2,305	$2,785

	October 31, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$346	$80	$22	$9	$3		$1,696	$2,156
30+ days past due
Non-performing			12					12
Construction and forestry
Current	41	7	7		1	$1	340	397
30+ days past due						1		1
Non-performing
Total wholesale receivables	$387	$87	$41	$9	$4	$2	$2,036	$2,566

	August 1, 2021
	2021	2020	2019	2018	2017	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$263	$110	$38	$13	$3	$1	$2,256	$2,684
30+ days past due
Non-performing			18					18
Construction and forestry
Current	8	8	8	1	1	1	287	314
30+ days past due						1		1
Non-performing
Total wholesale receivables	$271	$118	$64	$14	$4	$3	$2,543	$3,017

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Three Months Ended July 31, 2022
Allowance:
Beginning of period balance	$168	$17	$5	$190
Provision (credit)	14	3	(1)	16
Write-offs	(12)	(10)		(22)
Recoveries	8	7		15
Translation adjustments	3			3
End of period balance	$181	$17	$4	$202

Nine Months Ended July 31, 2022
Allowance:
Beginning of period balance	$138	$21	$7	$166
Provision (credit)	66	(4)	(3)	59
Write-offs	(47)	(22)		(69)
Recoveries	17	22		39
Translation adjustments	7			7
End of period balance	$181	$17	$4	$202
Financing receivables:
End of period balance	$33,515	$4,099	$2,785	$40,399

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Three Months Ended August 1, 2021
Allowance:
Beginning of period balance	$152	$19	$7	$178
Provision	3			3
Write-offs	(14)	(9)		(23)
Recoveries	8	8		16
End of period balance	$149	$18	$7	$174

Nine Months Ended August 1, 2021
Allowance:
Beginning of period balance	$133	$43	$8	$184
ASU No. 2016-13 adoption	44	(13)		31
Provision (credit)	(9)	(16)	(1)	(26)
Write-offs	(38)	(23)		(61)
Recoveries	17	27		44
Translation adjustments	2			2
End of period balance	$149	$18	$7	$174
Financing receivables:
End of period balance	$30,235	$3,772	$3,017	$37,024

The allowance for credit losses increased in the third quarter and the first nine months of 2022 mainly due to higher reserves related to the events in Russia / Ukraine and higher portfolio balances. As part of the allowance setting process, the Company continues to monitor the economy, including potential impacts of inflation, commodity prices, and interest rates on portfolio performance and adjustments to the allowance are incorporated, as necessary.

A troubled debt restructuring is the modification of debt in which a creditor grants a concession it would not otherwise consider to a debtor that is experiencing financial difficulties. These modifications may include a reduction of the stated interest rate, an extension of the maturity date, a reduction of the face amount or maturity amount of the debt, or a reduction of accrued interest. During the first nine months of 2022, the Company identified 230 receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $10 million pre-modification and $9 million post-modification. During the first nine months of 2021, the Company identified 304 receivable contracts, primarily retail notes, as troubled debt restructurings with aggregate balances of $12 million pre-modification and $10 million post-modification. During these same periods, there were no significant troubled debt restructurings that subsequently defaulted and were written off. At July 31, 2022, the Company had no commitments to lend to borrowers whose accounts were modified in troubled debt restructurings.

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

The components of consolidated restricted assets, secured borrowings, and other liabilities related to secured borrowings in securitization transactions were as follows in millions of dollars:

	July 31	October 31	August 1
	2022	2021	2021
Financing receivables securitized (retail notes)	$5,156	$4,673	$5,421
Allowance for credit losses	(15)	(14)	(20)
Other assets (primarily restricted cash)	136	107	113
Total restricted securitized assets	$5,277	$4,766	$5,514

Short-term securitization borrowings	$4,920	$4,605	$5,277
Accrued interest on borrowings	4	2	2
Total liabilities related to restricted securitized assets	$4,924	$4,607	$5,279

(10)  Inventories

Most inventories owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the last-in, first-out (LIFO) basis. If all of the Company’s inventories had been valued on a first-in, first-out (FIFO) basis, estimated inventories by major classification in millions of dollars would have been as follows:

	July 31	October 31	August 1
	2022	2021	2021
Raw materials and supplies	$4,508	$3,524	$2,895
Work-in-process	1,621	994	1,124
Finished goods and parts	5,434	4,373	4,176
Total FIFO value	11,563	8,891	8,195
Less adjustment to LIFO value	2,442	2,110	1,785
Inventories	$9,121	$6,781	$6,410

(11)  Goodwill and Other Intangible Assets–Net

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Production &	Small Ag	Construction
	Precision Ag	& Turf	& Forestry	Total
Goodwill at November 1, 2020	$333	$268	$2,480	$3,081
Acquisition	12			12
Translation adjustments	13	(3)	45	55
Goodwill at August 1, 2021	$358	$265	$2,525	$3,148

Goodwill at October 31, 2021	$542	$265	$2,484	$3,291
Acquisitions	132	69	597	798
Translation adjustments	(23)	(11)	(301)	(335)
Goodwill at July 31, 2022	$651	$323	$2,780	$3,754

There were no accumulated goodwill impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	July 31	October 31	August 1
	2022	2021	2021
Amortized intangible assets:
Customer lists and relationships	$507	$542	$545
Technology, patents, trademarks, and other	1,320	1,104	1,080
Total at cost	1,827	1,646	1,625
Less accumulated amortization:
Customer lists and relationships	162	151	144
Technology, patents, trademarks, and other	384	343	337
Total accumulated amortization	546	494	481
Amortized intangible assets, net	1,281	1,152	1,144
Unamortized intangible assets:
In-process research and development		123	123
Other intangible assets – net	$1,281	$1,275	$1,267

In September 2017, the Company acquired Blue River Technology’s in-process research and development related to machine learning technology to optimize the use of farm inputs. Those research and development activities were completed, and the Company started amortizing the acquired technology in the second quarter of 2022.

The amortization of other intangible assets in the third quarter and the first nine months of 2022 was $42 million and $104 million, and for 2021 was $27 million and $89 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2022 – $62, 2023 – $164, 2024 – $160, 2025 – $133, 2026 – $113, and 2027 – $112.

(12)  Short-Term Borrowings

Short-term borrowings were as follows in millions of dollars:

	July 31	October 31	August 1
	2022	2021	2021
Commercial paper	$6,035	$2,230	$1,882
Notes payable to banks	427	336	133
Finance lease obligations due within one year	21	23	23
Long-term borrowings due within one year	7,693	8,330	8,366
Short-term borrowings	$14,176	$10,919	$10,404

(13)  Long-Term Borrowings

Long-term borrowings were as follows in millions of dollars:

	July 31	October 31	August 1
	2022	2021	2021
Underwritten term debt
U.S. dollar notes and debentures:
2.75% notes due 2025	$700	$700	$700
6.55% debentures due 2028	200	200	200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
7.125% notes due 2031	300	300	300
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
Euro notes:
.5% notes due 2023 (€500 principal)	510	584	594
1.375% notes due 2024 (€800 principal)	816	934	951
1.85% notes due 2028 (€600 principal)	612	701	713
2.20% notes due 2032 (€600 principal)	612	701	713
1.65% notes due 2039 (€650 principal)	663	759	773
Serial issuances
Medium-term notes (principal as of: July 31, 2022 - $22,983, October 31, 2021 - $22,647, August 1, 2021 - $21,892)	22,593	22,899	22,346
Other notes and finance lease obligations	1,191	1,178	1,059
Less debt issuance costs and debt discounts	(115)	(118)	(119)
Long-term borrowings	$32,132	$32,888	$32,280

Medium-term notes serially due 2023 through 2032 are primarily offered by prospectus and issued at fixed and variable rates. These notes are presented in the table above with fair value adjustments related to interest rate swaps. All outstanding notes and debentures are senior unsecured borrowings and generally rank equally with each other.

In April 2022, the Company issued $600 million of sustainability-linked medium-term notes with an initial interest rate of 3.35 percent, which are due in 2029. This transaction supports the Company’s commitment to environmental sustainability. Failure to meet the stated sustainability performance target will result in a 25-basis point increase to the interest rate payable on the 2029 notes from and including April 2026.

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

Lease revenues earned by the Company were as follows in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 31, 2022	August 1, 2021	July 31, 2022	August 1, 2021
Sales-type and direct finance lease revenues	$39	$37	$113	$107
Operating lease revenues	326	359	991	1,079
Variable lease revenues	6	8	20	23
Total lease revenues	$371	$404	$1,124	$1,209

Variable lease revenues reported above primarily relate to separately invoiced property taxes on leased equipment in certain markets, late fees, and excess use and damage fees. Excess use and damage fees are reported in other income on the statements of consolidated income. Excess use and damage fees were $1 million and $2 million for the third quarter and first nine months ended July 31, 2022, respectively, compared with $2 million and $5 million for the same periods last year, respectively.

(15)  Commitments and Contingencies

The Company generally determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is primarily determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are primarily recognized in income in proportion to the costs expected to be incurred over the contract period. These unamortized extended warranty premiums (deferred revenue) included in the following table totaled $839 million and $709 million at July 31, 2022 and August 1, 2021, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums was as follows in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 31	August 1	July 31	August 1
	2022	2021	2022	2021
Beginning of period balance	$2,095	$1,876	$2,086	$1,743
Payments	(240)	(209)	(657)	(626)
Amortization of premiums received	(70)	(66)	(200)	(193)
Accruals for warranties	358	299	762	794
Premiums received	103	96	277	258
Foreign exchange	(10)	(2)	(32)	18
End of period balance	$2,236	$1,994	$2,236	$1,994

At July 31, 2022, the Company had approximately $330 million of guarantees issued primarily to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At July 31, 2022, the Company had accrued losses of $4 million under these agreements. The maximum remaining term of the receivables guaranteed at July 31, 2022 was approximately six years.

At July 31, 2022, the Company had commitments of $468 million for the construction and acquisition of property and equipment. Also, at July 31, 2022, the Company had restricted assets of $77 million, classified as Other assets. See Note 9 for additional restricted assets associated with borrowings related to securitizations.

The Company also had other miscellaneous contingent liabilities totaling approximately $90 million at July 31, 2022. The accrued liability for these contingencies was not material at July 31, 2022.

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, trademark, and antitrust matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

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

	July 31, 2022		October 31, 2021		August 1, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net	$35,056	$34,158	$33,799	$33,718	$31,449	$31,515
Financing receivables securitized – net	5,141	4,990	4,659	4,704	5,401	5,467
Short-term securitization borrowings	4,920	4,862	4,605	4,610	5,277	5,302
Long-term borrowings due within one year	7,693	7,608	8,330	8,364	8,366	8,440
Long-term borrowings	32,101	31,741	32,850	34,506	32,238	34,345

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

	July 31	October 31	August 1
	2022	2021	2021
Level 1:
Marketable securities
International equity securities	$2	$2	$3
U.S. equity fund	75	75	74
U.S. government debt securities	63	59	60
Total Level 1 marketable securities	140	136	137

Level 2:
Marketable securities
U.S. government debt securities	134	139	124
Municipal debt securities	70	73	71
Corporate debt securities	213	224	217
International debt securities	1	2	3
Mortgage-backed securities	161	154	136
Total Level 2 marketable securities	579	592	551
Other assets
Derivatives	280	275	432
Accounts payable and accrued expenses
Derivatives	667	228	152

Level 3:
Accounts payable and accrued expenses – Deferred consideration	252

The contractual maturities of debt securities at July 31, 2022 in millions of dollars are shown below. Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity. Mortgage-backed securities were primarily issued by U.S. government-sponsored enterprises. Unrealized losses of debt securities at July 31, 2022 were not recognized in income due to the ability and intent to hold to maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$23	$23
Due after one through five years	98	95
Due after five through 10 years	189	175
Due after 10 years	211	188
Mortgage-backed securities	176	161
Debt securities	$697	$642

Fair value, nonrecurring Level 3 measurements from impairments, excluding financing receivables with specific allowances which were not significant, were as follows in millions of dollars. Property and equipment – net and Other assets fair values for October 31, 2021 represent the fair value assessments at January 31, 2021.

	Fair Value			Losses
				Three Months Ended		Nine Months Ended
	July 31	October 31	August 1	July 31	August 1	July 31	August 1
	2022	2021	2021	2022	2021	2022	2021
Inventories	$13			$4		$12
Property and equipment – net		$41				$41	$44
Other intangible assets – net						$28
Other assets		$1					$6

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

(17)  Derivative Instruments

It is the Company’s policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The Company’s financial services operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The Company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling, and financing in currencies other than the functional currencies. In addition, the Company has interest rate and foreign currency exposures for sales incentive programs.

All derivatives are recorded at fair value on the balance sheet. Cash collateral received or paid is not offset against the derivative fair values on the balance sheet. The cash flows from these contracts are recorded in operating activities in the statements of consolidated cash flows. Each derivative is designated as a cash flow hedge, a fair value hedge, or remains undesignated. All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, hedge accounting is discontinued.

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at July 31, 2022, October 31, 2021, and August 1, 2021 were $2,350 million, $2,700 million, and $1,750 million, respectively. Fair value gains or losses on cash flow hedges were recorded in other comprehensive income (OCI) and are subsequently reclassified into interest expense in the same periods during which the hedged transactions affects earnings. These amounts offset the effects of interest rate changes on the related borrowings.

The amount of gain recorded in OCI at July 31, 2022 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $31 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at July 31, 2022, October 31, 2021, and August 1, 2021 were $8,303 million, $8,043 million, and $8,658 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows in millions of dollars. Fair value hedging adjustments are included in the carrying amount of the hedged item.

	Active Hedging Relationships		Discontinued Hedging Relationships
	Carrying Amount	Cumulative Fair Value	Carrying Amount of	Cumulative Fair Value
	of Hedged Item	Hedging Amount	Formerly Hedged Item	Hedging Amount
July 31, 2022
Short-term borrowings			$2,605	$5
Long-term borrowings	$7,835	$(430)	5,728	39

October 31, 2021
Short-term borrowings	$191	$3	$1,997	$(2)
Long-term borrowings	7,847	29	6,287	223

August 1, 2021
Short-term borrowings	$189	$4	$1,898	$(1)
Long-term borrowings	8,698	263	5,831	190

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps), foreign currency exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures, primarily for certain borrowings, purchases or sales of inventory, and sales incentive programs. The total notional amounts of these interest rate swaps at July 31, 2022, October 31, 2021, and August 1, 2021 were $9,880 million, $10,848 million, and $9,195 million, the foreign exchange contracts were $7,457 million, $7,584 million, and $6,328 million, and the cross-currency interest rate contracts were $276 million, $238 million, and $197 million, respectively. The fair value gains or losses from derivatives not designated as hedging instruments were recorded in the statements of consolidated income, generally offsetting over time the exposure on the hedged item.

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows in millions of dollars:

	July 31	October 31	August 1
Other Assets	2022	2021	2021
Designated as hedging instruments:
Interest rate contracts	$82	$166	$332

Not designated as hedging instruments:
Interest rate contracts	163	73	57
Foreign exchange contracts	30	31	41
Cross-currency interest rate contracts	5	5	2
Total not designated	198	109	100

Total derivative assets	$280	$275	$432

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$434	$99	$40

Not designated as hedging instruments:
Interest rate contracts	79	33	43
Foreign exchange contracts	149	94	67
Cross-currency interest rate contracts	5	2	2
Total not designated	233	129	112

Total derivative liabilities	$667	$228	$152

The classification and gains (losses) including accrued interest expense related to derivative instruments consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 31	August 1	July 31	August 1
	2022	2021	2022	2021
Fair Value Hedges:
Interest rate contracts - Interest expense	$149	$146	$(507)	$(79)

Cash Flow Hedges:
Recognized in OCI
Interest rate contracts - OCI (pretax)	$1	$(1)	$52	$(1)
Reclassified from OCI
Interest rate contracts - Interest expense	3	(3)		(11)

Not Designated as Hedges:
Interest rate contracts - Net sales		$(2)	$44	$3
Interest rate contracts - Interest expense *	$(18)	(2)	41	(6)
Foreign exchange contracts - Net sales	(1)		(2)
Foreign exchange contracts - Cost of sales	(29)	(7)	(109)	(107)
Foreign exchange contracts - Other operating expenses *	(20)	(5)	153	(209)
Total not designated	$(68)	$(16)	$127	$(319)

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at July 31, 2022, October 31, 2021, and August 1, 2021, was $518 million, $135 million, and $87 million, respectively. In accordance with the limits established in these agreements, the Company posted $238 million of cash collateral at July 31, 2022. The Company posted no cash collateral in accordance with the limits established in those agreements at either October 31, 2021 or August 1, 2021. In addition, the Company paid $8 million of cash collateral that was outstanding at July 31, 2022, October 31, 2021, and August 1, 2021 to participate in an international futures market to hedge currency exposure, not included in the table below.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid was as follows in millions of dollars:

	Gross Amounts	Netting
July 31, 2022	Recognized	Arrangements	Collateral	Net Amount
Assets	$280	$(125)	$(40)	$115
Liabilities	667	(125)	(238)	304

	Gross Amounts	Netting
October 31, 2021	Recognized	Arrangements	Collateral	Net Amount
Assets	$275	$(105)		$170
Liabilities	228	(105)	$(5)	118

	Gross Amounts	Netting
August 1, 2021	Recognized	Arrangements	Collateral	Net Amount
Assets	$432	$(94)	$(88)	$250
Liabilities	152	(94)	(2)	56

(18)  Stock Option and Restricted Stock Awards

In December 2021, the Company granted stock options to employees for the purchase of 197 thousand shares of common stock at an exercise price of $343.94 per share and a binomial lattice model fair value of $89.20 per share at the grant date. At July 31, 2022, options for 2.1 million shares were outstanding with a weighted-average exercise price of $152.12 per share. The Company also granted 165 thousand restricted stock units to employees and non-employee directors in the first nine months of 2022, of which 128 thousand are subject to service-based only conditions and 37 thousand are subject to performance/service-based conditions. The weighted-average fair value of the service-based only units at the grant date was $346.46 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service-based units at the grant date was $331.47 per unit based on the market price of a share of underlying common stock excluding dividends. At July 31, 2022, the Company was authorized to grant an additional 17.3 million shares under the equity incentive plan.

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

The total cash purchase price was $276 million, consisting of $253 million for the acquired equity interests, $21 million to reduce the option price, and customary working capital adjustments, net of cash acquired. The preliminary fair values assigned to the assets and liabilities of the acquired entity in millions of dollars, which is based on information as of the acquisition date and available at July 31, 2022 follows:

February 7
2022
Trade accounts and notes receivable	$2
Other receivables	11
Inventories	11
Property and equipment	11
Goodwill	218
Other intangible assets	178
Other assets	6
Total assets	$437

Accounts payable and accrued expenses	$27
Deferred income taxes	38

Redeemable noncontrolling interest	$96

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

The total purchase price consideration includes deferred consideration that will be paid as the Company purchases Deere-branded excavators, components, and service parts from Hitachi under the new supply agreement with a duration that ranges from 5 to 30 years. The deferred consideration represents the price increases under the new supply arrangement. Excluding inflation adjustments, the price increases for products to be acquired by the Company from Hitachi are as much as 27 percent higher than the prior supply arrangement. At July 31, 2022, the net present value of the deferred consideration was approximately $252 million, subject to changes in market conditions, developments in the Company’s product offerings, and sourcing changes. The Company financed the acquisition and associated transaction expenses from cash on hand. The fair value of the previously held equity investment created a non-cash gain of $326 million (pretax and after-tax), which was recorded in Other income and included in the construction and forestry segment’s operating profit.

Prior to the acquisition, the Company purchased Deere and Hitachi-branded excavators, components, and parts from the Deere-Hitachi joint venture factories for sale to John Deere dealers. These purchases were included in Cost of sales, while the sales to John Deere dealers were included in Net sales. Cost of sales also included profit-sharing payments to Hitachi in accordance with the previous marketing agreements. Following the acquisition, Net sales will only include the sale of Deere-branded excavators to John Deere dealers, while Cost of sales will reflect market pricing to purchase and manufacture excavators, as well as the related components and service parts.

The preliminary fair values assigned to the assets and liabilities of the acquired factories in millions of dollars, which are based on information as of the acquisition date and available at July 31, 2022, follows:

February 28
2022
Other receivables	$29
Inventories	286
Property and equipment	182
Goodwill	527
Other intangible assets	70
Deferred income taxes	56
Total assets	$1,150

Accounts payable and accrued expenses	$297
Long-term borrowings	163
Total liabilities	$460

The identifiable intangible assets were related to technology with a 10-year amortization period. The goodwill is not deductible for income tax purposes. The excavator factories will be reported in the Company’s construction and forestry segment.

Other Acquisitions

In the first nine months of the year, the Company acquired AgriSync Inc. (AgriSync), a technology service provider; an 80 percent stake in both SureFire Ag Systems, Inc. and SureFire Electronics, LLC (together SureFire), which design and manufacture liquid fertilizer application and spray tendering systems; a 40 percent equity method investment in GUSS Automation LLC (GUSS Automation), a pioneer in semi-autonomous orchard and vineyard sprayers; and LGT, LLC (Light), which specializes in depth sensing and camera-based perception for autonomous vehicles. The combined cost of the acquisitions was $124 million, net of cash acquired of $3 million. The preliminary asset and liability fair values at the respective acquisition dates follow in millions of dollars:

July 31
2022
Trade accounts and notes receivable	$8
Inventories	8
Property and equipment	4
Goodwill	53
Other intangible assets	21
Other assets	50
Total assets	$144

Accounts payable and accrued expenses	$6
Deferred income taxes	5
Total liabilities	$11

Redeemable noncontrolling interest	$9

The identifiable intangible assets were related to trade name, technology, and customer relationships with a weighted average amortization period of 7 years. AgriSync will be allocated amongst the Company’s production and precision agriculture, small agriculture and turf, and construction and forestry segments, while SureFire and Light will be allocated to the production and precision agriculture segment. GUSS Automation will be assigned to the small agriculture and turf segment.

For all acquisitions, the goodwill was the result of future cash flows and related fair value exceeding the fair value of the identified assets and liabilities. Presenting the pro forma results of operations as if these acquisitions had occurred at the beginning of the current or comparative fiscal year would not differ significantly from the reported results.

(20)  Special Items

2022 Special Items

Impact of Events in Russia / Ukraine

The events in Russia / Ukraine have resulted in the Company suspending shipments of machines and service parts to Russia. The Company manufactures and markets equipment in Russia / Ukraine, and provides financial services in Russia. As of July 31, 2022, the Company’s net exposure in Russia / Ukraine was approximately $436 million. Net sales from the Company’s Russian operations represented 2 percent of consolidated annual Net sales from 2017 to 2021. The Ukraine operations were not material to the consolidated financial statements.

The suspension of shipments to Russia will reduce forecasted revenue for the region, which makes it probable future cash flows will not cover the carrying value of certain assets. The accounting consequences during the second quarter of 2022 were impairments of most long-lived assets, an increase in reserves of certain financial assets, and an accrual for various contractual uncertainties. No significant reserves were established on trade receivables or complete goods inventory, as the Company continues to experience strong payment performance and requires prepayment of existing inventories. During the third quarter of 2022, the Company initiated a voluntary employee-separation program, updated reserves on assets, and reassessed accruals for contractual uncertainties. The Russian government has imposed certain restrictions on companies’ abilities to repatriate or remit cash from their Russian-based operations to locations outside of Russia. Cash in excess of what is required to fund operations in Russia has been reclassified as restricted and recorded in Other assets. The Company continues to closely monitor all financial risks to its operations in the region. A summary of the reserves, impairments, voluntary-separation costs, and contingent liabilities recorded in the first nine months of 2022 follows in millions of dollars:

	Nine Months Ended July 31, 2022
	PPA	SAT	CF	FS	Total
2022 Expense:
Inventory reserve – Cost of sales	$8		$4		$12
Fixed asset impairment – Cost of sales	30		11		41
Intangible asset impairment – Cost of sales			28		28
Allowance for credit losses – Financing receivables – SA&G expenses				$32	32
Voluntary-separation program – Cost of sales	1				1
Voluntary-separation program – SA&G expenses	3		4	1	8
Contingent liabilities – Other operating expenses	3	$1	1		5
Total Russia/Ukraine events pretax expense	$45	$1	$48	$33	127

Net tax impact					(8)
Total Russia/Ukraine events after-tax expense					$119

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

The following table summarizes the operating profit impact, in millions of dollars, of the special items recorded for the three months and nine months ended July 31, 2022 and August 1, 2021:

	Three Months					Nine Months
	PPA	SAT	CF	FS	Total	PPA	SAT	CF	FS	Total
2022 Expense (benefit):
Gain on remeasurement of equity investment – Other income (see Note 19)								$(326)		$(326)
Total Russia/Ukraine events pretax expense	$(1)		$1	$7	$7	$45	$1	48	$33	127
UAW ratification bonus – Cost of sales						53	9	28		90
Total expense (benefit)	(1)		1	7	7	98	10	(250)	33	(109)

2021 Expense (benefit):
Gain on sale – Other income		$(27)			(27)		(27)			(27)
Long-lived asset impairments – Cost of sales						5	3	42		50
Brazil indirect tax – Cost of sales						(53)		(5)		(58)
Total expense (benefit)		(27)			(27)	(48)	(24)	37		(35)

Period over period change	$(1)	$27	$1	$7	$34	$146	$34	$(287)	$33	$(74)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

Organization

The Company generates net sales primarily from the sale of equipment to John Deere dealers and distributors. The Company manufactures and distributes a full line of agricultural equipment; a variety of commercial and consumer equipment; and a broad range of equipment for construction, roadbuilding, and forestry. These operations are managed through the production and precision agriculture, small agriculture and turf, and construction and forestry operating segments. The Company’s financial services segment primarily provides credit services, which mainly finance sales and leases of equipment by John Deere dealers.

Trends and Economic Conditions for Fiscal Year 2022

Industry sales of large agricultural machinery in the U.S. and Canada are expected to be up about 15 percent. Industry sales of small agriculture and turf equipment in the U.S. and Canada are expected to be flat. Industry sales of agricultural machinery in Europe are forecast to be flat. In South America, industry sales of tractors and combines are projected to be up about 10 to 15 percent. Asia industry sales of agricultural machinery are forecast to be down moderately. Construction equipment industry sales in the U.S. and Canada are expected to increase about 10 percent, while compact construction equipment industry sales in the U.S. and Canada are anticipated to be flat to down 5 percent. Forestry global industry equipment sales are expected to be flat to down 5 percent. Global roadbuilding equipment industry sales are forecasted to be flat to up 5 percent. Net income for the Company’s financial services operations is expected to be slightly lower than fiscal year 2021 due to a higher provision for credit losses, less-favorable financing spreads, and higher selling, administrative, and general expenses. These factors are expected to be partially offset by income earned on a higher average portfolio.

Items of concern include global and regional political conditions, economic and trade policies, inflationary pressures, the ongoing pandemic, capital market disruptions, changes in demand and pricing for new and used equipment, and the other items discussed in the “Forward-Looking Statements” below. Significant fluctuations in foreign currency exchange rates, volatility in the prices of many commodities, and supply chain disruptions could also impact the Company’s results.

The Company’s third quarter results reflect increased factory output and shipments to customers while supply chain pressures endure. Also during the third quarter, the Company experienced higher costs and production inefficiencies from these supply chain pressures. The Company is confident favorable conditions will continue into fiscal year 2023 based on strong underlying fundamentals and customer responses to early-order programs. The Company’s factories and suppliers are also preparing for higher levels of customer demand in 2023. Additionally, the Company believes the smart industrial operating model and recently announced leap ambitions will create value for customers through the Company’s advanced technologies and solutions.

Impact of Events in Russia / Ukraine

The events in Russia / Ukraine have impacted the safety, welfare, and well-being of the Company’s employees in the region. The Company’s top priority is to support and maintain close communication with its affected teams, providing necessary resources when possible. The Company has suspended shipments of machines and service parts to Russia. These events are impacting business continuity, liquidity, and asset values for the Company’s operations in Russia / Ukraine (see Note 20).

2022 Compared with 2021

	Three Months Ended			Nine Months Ended
Deere & Company	July 31	August 1%		July 31	August 1%
(In millions of dollars, except per share amounts)	2022	2021	Change	2022	2021	Change
Net sales and revenues	$14,102	$11,527	+22	$37,041	$32,697	+13
Net income attributable to Deere & Company	1,884	1,667	+13	4,885	4,680	+4
Diluted earnings per share	6.16	5.32		15.88	14.86

Results for the third quarter and year-to-date periods of 2022 and 2021 were impacted by special items. More information on these special items is provided in Note 20. The discussion on Net sales and operating profit is included in the Business Segment Results below.

	Three Months Ended			Nine Months Ended
Deere & Company	July 31	August 1%		July 31	August 1%
(In millions of dollars)	2022	2021	Change	2022	2021	Change
Cost of sales to net sales	73.2%	72.7%		74.9%	72.3%

Other income	$256	$289	-11	$1,035	$768	+35
Research and development expenses	481	394	+22	1,336	1,137	+18
Selling, administrative and general expenses	959	841	+14	2,672	2,448	+9
Other operating expenses	316	324	-2	954	1,033	-8
Provision for income taxes	654	491	+33	1,364	1,328	+3

The cost of sales to net sales ratio increased in the third quarter and the first nine months of fiscal 2022 primarily due to higher production costs partially offset by price realization. Other income decreased in the third quarter due to a prior period gain on sale of a closed factory in China. Other income increased in the first nine months due to a non-cash gain on the remeasurement of the previously held equity investment in the Deere-Hitachi joint venture. Research and development expenses were higher for both periods due to continued focus on developing and incorporating technology solutions. Selling, administrative, and general expenses increased in the third quarter and the first nine months primarily due to a higher provision for credit losses, including higher reserves due to the events in Russia / Ukraine, as well as a higher merit pay increase due to inflationary conditions. Other operating expenses decreased in the third quarter and the first nine months primarily due to lower depreciation of equipment on operating leases, while lower retirement benefit costs impacted the first nine months. The provision for income taxes increased in the third quarter due to higher pretax income and unfavorable discrete income-tax adjustments.

Business Segment Results

	Three Months Ended			Nine Months Ended
Production and Precision Agriculture	July 31	August 1%		July 31	August 1%
(In millions of dollars)	2022	2021	Change	2022	2021	Change
Net sales	$6,096	$4,250	+43	$14,568	$11,848	+23
Operating profit	1,293	906	+43	2,646	2,557	+3
Operating margin	21.2%	21.3%		18.2%	21.6%
Price realization			+15			+12
Currency translation			-4			-2

Production and precision agriculture sales increased for the quarter due to higher shipment volumes and price realization, partially offset by the unfavorable impact of currency translation. Operating profit rose primarily due to price realization and higher shipment volumes / sales mix. These items were partially offset by higher production costs, higher selling, administrative, and general expenses, increased research and development expenses, and the unfavorable effects of foreign currency exchange.

Sales for the first nine months increased mainly as a result of higher shipment volumes and price realization. Operating profit for the first nine months increased primarily resulting from price realization, higher sales volume / mix, and the favorable effects of foreign currency exchange. Partially offsetting these factors were higher production costs, higher research and development and selling, administrative, and general expenses, the UAW contract ratification bonus, and the impact of impairments related to events in Russia / Ukraine. The prior year was also impacted by a favorable indirect tax ruling in Brazil.

	Three Months Ended			Nine Months Ended
Small Agriculture and Turf	July 31	August 1%		July 31	August 1%
(In millions of dollars)	2022	2021	Change	2022	2021	Change
Net sales	$3,635	$3,147	+16	$9,836	$9,051	+9
Operating profit	552	583	-5	1,443	1,699	-15
Operating margin	15.2%	18.5%		14.7%	18.8%
Price realization			+10			+8
Currency translation			-5			-3

Small agriculture and turf sales for the quarter increased due to higher shipment volumes and price realization partially offset by the unfavorable impact of currency translation. Operating profit decreased primarily due to higher production costs, higher selling, administrative, and general expenses, increased research and development expenses, and the unfavorable effects of foreign currency exchange. These items were partially offset by price realization and higher sales volumes. Results for the prior period included a gain on the sale of a closed factory in China that had produced small agricultural equipment.

Sales for the first nine months increased mainly as a result of price realization and higher shipment volumes, partially offset by the unfavorable impact of currency translation. Operating profit for the first nine months decreased primarily resulting from higher production costs and higher selling, administrative, and general and research and development expenses. Partially offsetting these factors was price realization. Results for the prior period included a gain on the sale of a closed factory in China that had produced small agricultural equipment.

	Three Months Ended			Nine Months Ended
Construction and Forestry	July 31	August 1%		July 31	August 1%
(In millions of dollars)	2022	2021	Change	2022	2021	Change
Net sales	$3,269	$3,016	+8	$9,161	$8,562	+7
Operating profit	514	463	+11	1,599	1,220	+31
Operating margin	15.7%	15.4%		17.5%	14.2%
Price realization			+10			+9
Currency translation			-4			-3

Construction and forestry sales moved higher for the quarter primarily due to price realization. Operating profit increased due to price realization, partially offset by higher production costs.

The segment’s nine-month sales also increased due to price realization partially offset by the unfavorable impact of currency translation. The first nine-month’s operating profit moved higher mainly due to price realization and a non-cash gain on the remeasurement of the previously held equity investment in the Deere-Hitachi joint venture, partially offset by higher production costs and unfavorable product mix.

	Three Months Ended			Nine Months Ended
Financial Services	July 31	August 1%		July 31	August 1%
(In millions of dollars)	2022	2021	Change	2022	2021	Change
Revenue (including intercompany)	$984	$963	+2	$2,851	$2,851
Interest expense	223	169	+32	493	539	-9
Net income	209	227	-8	649	654	-1

While the average balance of receivables financed increased 9 percent in the third quarter and 8 percent in the first nine months of 2022 compared with the same periods last year, revenues increased 2 percent in the third quarter and were unchanged in the first nine months. Lower operating lease revenue partially offset the higher average receivable balances in both periods. Interest expense increased in the third quarter due to higher average borrowing rates and higher average borrowings. Interest expense decreased in the first nine months of 2022 primarily as a result of non-designated derivative gains, partially offset by higher average borrowings. Net income decreased for the quarter mainly due to unfavorable discrete income-tax adjustments, a higher provision for credit losses, and lower gains on operating lease residual values. These items were partially offset by income earned on a higher average portfolio. Results for the first nine months decreased slightly due to a higher provision for credit losses, partially offset by income earned on higher average portfolio balances.

Critical Accounting Estimates

See the Company’s critical accounting estimates discussed in Management’s Discussion and Analysis of the most recently filed Annual Report on Form 10-K. There have been no material changes to these estimates.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity, including Key Metrics and Balance Sheet Data

The Company has access to most global markets at a reasonable cost and expects to have sufficient sources of global funding and liquidity to meet its funding needs in the short term and long term. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and bank lines of credit. The Company operates in multiple industries, which have different funding requirements. The production and precision agriculture, small agriculture and turf, and construction and forestry segments are capital intensive and are subject to seasonal variations in financing requirements for inventories and certain receivables from dealers. The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. The key metrics are provided in the following table, in millions of dollars:

	July 31	October 31	August 1
	2022	2021	2021
Cash, cash equivalents, and marketable securities	$5,078	$8,745	$8,207

Trade accounts and notes receivable – net	6,696	4,208	5,268
Ratio to prior 12 month’s net sales	15%	11%	14%

Inventories	9,121	6,781	6,410
Ratio to prior 12 month’s cost of sales	28%	23%	23%

Unused credit lines	1,957	5,770	6,131

Financial Services:
Ratio of interest-bearing debt to stockholder’s equity	8.2 to 1	7.8 to 1	7.6 to 1

Due to the uncertainties around the COVID-19 pandemic, the Company temporarily increased its cash, cash equivalents, and marketable securities target beginning in March 2020. The reduction in unused credit lines compared to both prior periods relates to an increase in commercial paper outstanding to fund growth in the receivable portfolio. The Company expects to generate excess operating cash flows in 2022, as evidenced by the common stock dividend increase declared on May 25, 2022, and $2,477 million of share repurchases during the first nine months of 2022. As the underlying fundamentals remain strong in the Company’s operating segments, the Company expects to generate long-term cash flows.

There have been no material changes to the contractual and other cash requirements identified in the Company’s most recently issued Annual Report on Form 10-K.

Cash Flows

	Nine Months Ended
	July 31, 2022	August 1, 2021
Net cash provided by operating activities	$418	$4,314
Net cash used for investing activities	(4,430)	(3,102)
Net cash provided by (used for) financing activities	515	(851)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(143)	106
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(3,640)	$467

Cash inflows from operating activities in the first nine months of 2022 were $418 million. This resulted mainly from net income adjusted for non-cash provisions, partially offset by a working capital change and a $1,000 million voluntary contribution to a U.S. OPEB plan. Cash outflows from investing activities were $4,430 million in the first nine months of 2022. The primary drivers were growth in the retail customer receivable portfolio; purchases of property and equipment; acquisitions of businesses, net of cash acquired; and a change in collateral on derivatives – net. Cash inflows from financing activities were $515 million in the first nine months of 2022, as higher external borrowings of $3,970 million were mainly offset by repurchases of common stock and dividends paid. Cash, cash equivalents, and restricted cash decreased $3,640 million during the first nine months of this year as the Company lowered its targeted cash balance, as previously noted.

Cash and Marketable Securities Held by Foreign Subsidiaries. The total cash and cash equivalents and marketable securities held by foreign subsidiaries was $2,713 million, $5,817 million, and $5,690 million at July 31, 2022, October 31, 2021, and August 1, 2021, respectively. During the first nine months of 2022, the Company’s foreign subsidiaries returned $4,460 million of cash and cash equivalents to the U.S.

Trade Accounts and Notes Receivable. Trade accounts and notes receivable primarily arise from sales of goods to dealers. Trade receivables increased $2,488 million during the first nine months of 2022, primarily due to a seasonal increase and higher overall demand, partially offset by the effect of foreign currency translation. These receivables increased $1,428 million, compared to a year ago, primarily due to higher overall demand partially offset by the effect of foreign currency translation. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at July 31, 2022, 1 percent at October 31, 2021, and 2 percent at August 1, 2021.

Financing Receivables and Equipment on Operating Leases. These receivables and leases primarily consist of retail notes originated in connection with financing of new and used equipment, operating leases, revolving charge accounts, sales-type and direct financing leases, and wholesale notes. Financing receivables and equipment on operating leases increased $1,305 million during the first nine months of 2022 and increased $2,919 million in the past 12 months primarily due to higher equipment sales. Total acquisition volumes of financing receivables and equipment on operating leases were 2 percent higher in the first nine months of 2022, compared with the same period last year, as volumes of revolving charge accounts, retail notes, and operating leases were higher, while volumes of financing leases and wholesale notes were lower.

Inventories. Inventories increased by $2,340 million during the first nine months of 2022 and increased by $2,711 million compared to a year ago. The higher levels in both periods are due to increased overall demand and the impact of supply chain disruptions, partially offset by foreign currency translation.

Property and Equipment. Property and equipment cash expenditures in the first nine months of 2022 were $596 million, compared with $492 million in the same period last year. Capital expenditures in 2022 are estimated to be approximately $1,100 million.

Borrowings. Total external borrowings have changed generally corresponding with the level of the receivable and the lease portfolio, as well as the level of cash and cash equivalents.

John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 9). The facility was renewed in November 2021 with an expiration in November 2022 and a reduction of the total capacity or “financing limit” from $2,000 million to $1,000 million. As a result of the reduced capacity, Capital Corporation repurchased $511 million of outstanding short-term securitization borrowings in November 2021, in addition to the normal payments collected on the retail notes. At July 31, 2022, $891 million of securitization borrowings was outstanding under the facility. At the end of the contractual revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.

In the first nine months of 2022, the Company issued $2,669 million and retired $2,343 million of retail note securitization borrowings, which are presented in Increase in total short-term borrowings on the statements of consolidated cash flows. In April 2022, the Company issued $600 million of sustainability-linked medium-term notes with an initial interest rate of 3.35 percent, which are due in 2029. This transaction supports the Company’s commitment to environmental sustainability by linking financing to the achievement of its ambitious and comprehensive environmental, social, and governance (ESG) targets. Failure to meet the stated sustainability performance target will result in a 25-basis point increase to the interest rate payable on the 2029 notes from and including April 2026.

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,427 million at July 31, 2022, $1,957 million of which were unused. For the purpose of computing unused credit lines, commercial paper, and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were primarily considered to constitute utilization. Included in the total credit lines at July 31, 2022 was a 364-day credit facility agreement of $3,000 million expiring in the second quarter of 2023. In addition, total credit lines included long-term credit facility agreements of $2,500 million expiring in the second quarter of 2026 and $2,500 million expiring in the second quarter of 2027. These credit agreements require Capital Corporation and other parts of the Company to maintain certain performance metrics and liquidity targets. All of these credit agreement requirements have been met during the periods included in the financial statements.

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

Subsequent Events

On August 16, 2022, the U.S. federal government enacted the Inflation Reduction Act of 2022. The bill contains numerous tax provisions, including a 15 percent corporate minimum tax. The Company has not yet completed its analysis of the newly enacted tax legislation. At this point, however, this legislation is not expected to have a material impact on the Company’s financial statements.

On August 31, 2022, the Company’s Board of Directors declared a quarterly dividend of $1.13 per share payable November 8, 2022 to stockholders of record on September 30, 2022.

Forward-Looking Statements

Certain statements contained herein, including in the section entitled “Overview” relating to future events, expectations, and trends constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 and involve factors that are subject to change, assumptions, risks, and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect all lines of the Company’s operations generally while others could more heavily affect a particular line of business.

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, the Company expressly disclaims any obligation to update or revise its forward-looking statements. Further information concerning the Company and its businesses, including factors that could materially affect the Company’s financial results, is included in the Company’s other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. “Risk Factors” of the Company’s most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q).

Factors Affecting All Lines of Business

All of the Company’s businesses and their results are affected by general global macroeconomic conditions, including but not limited to inflation, including rising costs for materials used in our production, slower growth or recession, higher interest rates and currency fluctuations which could adversely affect the U.S. dollar and customer confidence, and customer access to capital and overall demand for our products; delays or disruptions in the Company’s supply chain, including work stoppages or disputes by suppliers with their unionized labor; shipping delays; government spending and taxing; changes in weather and climate patterns; the political and social stability of the markets in which the Company operates; the effects of, or response to, wars and other conflicts, including the current military conflict between Russia and Ukraine; natural disasters; and the spread of major epidemics or pandemics (including the COVID-19 pandemic). The sustainability of economic recovery from COVID-19 remains unclear and significant volatility could continue for a prolonged period.

Significant changes in market liquidity conditions, changes in the Company’s credit ratings, and any failure to comply with financial covenants in credit agreements could impact our access to or terms of future funding, which could reduce the Company’s earnings and cash flows. A debt crisis in Europe, Latin America, or elsewhere could negatively impact currencies, global financial markets, funding sources and costs, asset and obligation values, customers, suppliers, and demand for equipment. The Company’s investment management activities could be impaired by changes in the equity, bond, and other financial markets, which would negatively affect earnings.

Additional factors that could materially affect the Company’s operations, financial condition, and results include changes in governmental trade, banking, monetary, and fiscal policies, including policies and tariffs for the benefit of certain industries or sectors; actions by environmental, health, and safety regulatory agencies, including those related to engine emissions, carbon and other greenhouse gas emissions, and the effects of climate change; changes to GPS radio frequency bands and their permitted uses; changes to accounting standards; changes to and compliance with economic sanctions and export controls laws and regulations (including those in place for Russia); and compliance with evolving U.S. and foreign laws when expanding to new markets and otherwise.

Other factors that could materially affect the Company’s results and operations include security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and its suppliers and dealers; security breaches with respect to the Company’s products; the loss of or challenges to intellectual property rights; the availability and prices of strategically sourced materials, components, and whole goods; introduction of legislation that could affect the Company’s business model and intellectual property, such as so-called right to repair or right to modify legislation; events that damage the Company’s reputation or brand; significant investigations, claims, lawsuits, or other legal proceedings; the success or failure of new product initiatives or business strategies; changes in product preferences, sales mix, and take rates of products and life cycle solutions; gaps or limitations in rural broadband coverage, capacity, and speed needed to support technology solutions; oil and energy prices, supplies, and volatility; the availability and cost of freight; actions of competitors in the various industries in which the Company competes, particularly price discounting; dealer practices, especially as to levels of new and used field inventories; changes in demand and pricing for used equipment and resulting impacts on lease residual values; the inability to deliver precision technology and agricultural solutions to customers; labor relations and contracts, including work stoppages and other disruptions; changes in the ability to attract, develop, engage, and retain qualified personnel; and the integration of acquired businesses.

Production & Precision Agriculture and Small Agriculture & Turf Operations

The Company’s agricultural equipment operations are subject to a number of uncertainties, including certain factors that affect farmers’ confidence and financial condition. These factors include demand for agricultural products; world grain stocks; soil conditions; harvest yields; prices for commodities and livestock; availability and cost of fertilizer; availability of transport for crops; the growth and sustainability of non-food uses for some crops (including ethanol and biodiesel production); real estate values; available acreage for farming; changes in government farm programs and policies; changes in and effects of crop insurance programs; changes in environmental regulations and their impact on farming practices; animal diseases and their effects on poultry, beef, and pork consumption and prices on livestock feed demand; and crop pests and diseases.

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

Construction and Forestry

Factors affecting the Company’s construction and forestry equipment operations include real estate and housing prices; the number of housing starts; commodity prices such as oil and gas; the levels of public and non-residential construction; and investment in infrastructure. Prices for pulp, paper, lumber, and structural panels affect sales of forestry equipment.

John Deere Financial

The liquidity and ongoing profitability of John Deere Capital Corporation and the Company’s other financial services subsidiaries depend on timely access to capital to meet future cash flow requirements, and to fund operations, costs, and purchases of the Company’s products. If general economic conditions deteriorate or capital markets become more volatile, funding could be unavailable or insufficient. Additionally, customer confidence levels may result in declines in credit applications and increases in delinquencies and default rates, which could materially impact write-offs and provisions for credit losses.

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENTS OF INCOME
For the Three Months Ended July 31, 2022 and August 1, 2021
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2022	2021	2022	2021	2022	2021	2022	2021
Net Sales and Revenues
Net sales	$13,000	$10,413					$13,000	$10,413
Finance and interest income	60	33	$905	$867	$(119)	$(75)	846	825	[1]
Other income	228	263	79	96	(51)	(70)	256	289	[2]
Total	13,288	10,709	984	963	(170)	(145)	14,102	11,527

Costs and Expenses
Cost of sales	9,512	7,574			(1)		9,511	7,574	[3]
Research and development expenses	481	394					481	394
Selling, administrative and general expenses	805	702	156	141	(2)	(2)	959	841	[3]
Interest expense	109	92	223	169	(36)	(17)	296	244	[4]
Interest compensation to Financial Services	83	58			(83)	(58)			[4]
Other operating expenses	47	32	317	360	(48)	(68)	316	324	[5]
Total	11,037	8,852	696	670	(170)	(145)	11,563	9,377

Income before Income Taxes	2,251	1,857	288	293			2,539	2,150
Provision for income taxes	574	425	80	66			654	491

Income after Income Taxes	1,677	1,432	208	227			1,885	1,659
Equity in income (loss) of unconsolidated affiliates	(1)	8	1					8

Net Income	1,676	1,440	209	227			1,885	1,667
Less: Net income attributable to noncontrolling interests	1						1
Net Income Attributable to Deere & Company	$1,675	$1,440	$209	$227			$1,884	$1,667

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF INCOME
For the Nine Months Ended July 31, 2022 and August 1, 2021
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2022	2021	2022	2021	2022	2021	2022	2021
Net Sales and Revenues
Net sales	$33,565	$29,461					$33,565	$29,461
Finance and interest income	131	95	$2,580	$2,582	$(270)	$(209)	2,441	2,468	[1]
Other income	1,028	712	271	269	(264)	(213)	1,035	768	[2]
Total	34,724	30,268	2,851	2,851	(534)	(422)	37,041	32,697

Costs and Expenses
Cost of sales	25,126	21,309			(2)	(2)	25,124	21,307	[3]
Research and development expenses	1,336	1,137					1,336	1,137
Selling, administrative and general expenses	2,215	2,089	463	365	(6)	(6)	2,672	2,448	[3]
Interest expense	297	287	493	539	(77)	(43)	713	783	[4]
Interest compensation to Financial Services	189	166			(189)	(166)			[4]
Other operating expenses	186	140	1,028	1,098	(260)	(205)	954	1,033	[5]
Total	29,349	25,128	1,984	2,002	(534)	(422)	30,799	26,708

Income before Income Taxes	5,375	5,140	867	849			6,242	5,989
Provision for income taxes	1,142	1,130	222	198			1,364	1,328

Income after Income Taxes	4,233	4,010	645	651			4,878	4,661
Equity in income of unconsolidated affiliates	4	18	4	3			8	21

Net Income	4,237	4,028	649	654			4,886	4,682
Less: Net income attributable to noncontrolling interests	1	2					1	2
Net Income Attributable to Deere & Company	$4,236	$4,026	$649	$654			$4,885	$4,680

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEETS
(In millions of dollars) Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	Jul 31	Oct 31	Aug 1	Jul 31	Oct 31	Aug 1	Jul 31	Oct 31	Aug 1	Jul 31	Oct 31	Aug 1
	2022	2021	2021	2022	2021	2021	2022	2021	2021	2022	2021	2021
Assets
Cash and cash equivalents	$3,540	$7,188	$6,638	$819	$829	$881				$4,359	$8,017	$7,519
Marketable securities	2	3	3	717	725	685				719	728	688
Receivables from Financial Services	5,055	5,564	5,913				$(5,055)	$(5,564)	$(5,913)				[6]
Trade accounts and notes receivable – net	1,342	1,155	1,127	6,738	3,895	5,319	(1,384)	(842)	(1,178)	6,696	4,208	5,268	[7]
Financing receivables – net	45	73	89	35,011	33,726	31,360				35,056	33,799	31,449
Financing receivables securitized – net	2	10	13	5,139	4,649	5,388				5,141	4,659	5,401
Other receivables	1,676	1,629	1,545	371	159	171	(48)	(23)	(14)	1,999	1,765	1,702	[7]
Equipment on operating leases – net				6,554	6,988	6,982				6,554	6,988	6,982
Inventories	9,121	6,781	6,410							9,121	6,781	6,410
Property and equipment – net	5,630	5,783	5,612	36	37	37				5,666	5,820	5,649
Goodwill	3,754	3,291	3,148							3,754	3,291	3,148
Other intangible assets – net	1,281	1,275	1,267							1,281	1,275	1,267
Retirement benefits	3,062	3,539	986	65	64	63	(2)	(2)	(59)	3,125	3,601	990	[8]
Deferred income taxes	1,248	1,215	1,959	48	53	59	(186)	(231)	(251)	1,110	1,037	1,767	[9]
Other assets	1,727	1,646	1,747	510	499	702	(1)		(1)	2,236	2,145	2,448
Total Assets	$37,485	$39,152	$36,457	$56,008	$51,624	$51,647	$(6,676)	$(6,662)	$(7,416)	$86,817	$84,114	$80,688

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$471	$1,509	$1,376	$13,705	$9,410	$9,028				$14,176	$10,919	$10,404
Short-term securitization borrowings	2	10	12	4,918	4,595	5,265				4,920	4,605	5,277
Payables to Equipment Operations				5,055	5,564	5,913	$(5,055)	$(5,564)	$(5,913)				[6]
Accounts payable and accrued expenses	11,925	11,198	10,484	2,494	2,015	1,916	(1,433)	(865)	(1,193)	12,986	12,348	11,207	[7]
Deferred income taxes	436	438	371	311	369	395	(186)	(231)	(251)	561	576	515	[9]
Long-term borrowings	8,481	8,915	8,982	23,651	23,973	23,298				32,132	32,888	32,280
Retirement benefits and other liabilities	2,799	4,239	5,219	114	107	112	(2)	(2)	(59)	2,911	4,344	5,272	[8]
Total liabilities	24,114	26,309	26,444	50,248	46,033	45,927	(6,676)	(6,662)	(7,416)	67,686	65,680	64,955

Commitments and contingencies (Note 15)
Redeemable noncontrolling interest (Note 19)	95									95

Stockholders’ Equity
Total Deere & Company stockholders’ equity	19,033	18,431	15,731	5,760	5,591	5,720	(5,760)	(5,591)	(5,720)	19,033	18,431	15,731	[10]
Noncontrolling interests	3	3	2							3	3	2
Financial Services’ equity	(5,760)	(5,591)	(5,720)				5,760	5,591	5,720				[10]
Adjusted total stockholders’ equity	13,276	12,843	10,013	5,760	5,591	5,720				19,036	18,434	15,733
Total Liabilities and Stockholders’ Equity	$37,485	$39,152	$36,457	$56,008	$51,624	$51,647	$(6,676)	$(6,662)	$(7,416)	$86,817	$84,114	$80,688

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended July 31, 2022 and August 1, 2021
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2022	2021	2022	2021	2022	2021	2022	2021
Cash Flows from Operating Activities
Net income	$4,237	$4,028	$649	$654			$4,886	$4,682
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses		5	62	(22)			62	(17)
Provision for depreciation and amortization	806	803	790	866	$(153)	$(100)	1,443	1,569	[11]
Impairment charges	81	50					81	50
Share-based compensation expense					64	64	64	64	[12]
Gain on remeasurement of previously held equity investment	(326)						(326)
Undistributed earnings of unconsolidated affiliates	370	246	(3)	(2)	(368)	(240)	(1)	4	[13]
Provision (credit) for deferred income taxes	44	(218)	(50)	(53)			(6)	(271)
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(215)	(73)			(2,142)	(371)	(2,357)	(444)	[14,16,17]
Inventories	(2,415)	(1,367)			(111)	(450)	(2,526)	(1,817)	[15]
Accounts payable and accrued expenses	491	860	36	(20)	(542)	(98)	(15)	742	[16]
Accrued income taxes payable/receivable	52	43	30	(9)			82	34
Retirement benefits	(1,020)	8	6	5			(1,014)	13
Other	101	(200)	(105)	26	49	(121)	45	(295)	[11,12,15]
Net cash provided by operating activities	2,206	4,185	1,415	1,445	(3,203)	(1,316)	418	4,314

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			16,927	15,704	(1,153)	(1,224)	15,774	14,480	[14]
Proceeds from sales of equipment on operating leases			1,501	1,510			1,501	1,510
Cost of receivables acquired (excluding receivables related to sales)			(19,069)	(18,349)	491	1,188	(18,578)	(17,161)	[14]
Acquisitions of businesses, net of cash acquired	(488)	(19)					(488)	(19)
Purchases of property and equipment	(595)	(491)	(1)	(1)			(596)	(492)
Cost of equipment on operating leases acquired			(1,868)	(1,818)	151	608	(1,717)	(1,210)	[15]
Increase in trade and wholesale receivables			(3,318)	(481)	3,318	481			[14]
Collateral on derivatives – net	5	(4)	(198)	(185)			(193)	(189)
Other	(87)	(10)	(74)	(42)	28	31	(133)	(21)	[13,17]
Net cash used for investing activities	(1,165)	(524)	(6,100)	(3,662)	2,835	1,084	(4,430)	(3,102)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	58	(93)	4,209	1,022			4,267	929
Change in intercompany receivables/payables	70	(624)	(70)	624
Proceeds from long-term borrowings	137		6,144	5,877			6,281	5,877
Payments of long-term borrowings	(1,372)	(71)	(5,206)	(5,101)			(6,578)	(5,172)
Proceeds from issuance of common stock	55	136					55	136
Repurchases of common stock	(2,477)	(1,780)					(2,477)	(1,780)
Dividends paid	(971)	(761)	(368)	(240)	368	240	(971)	(761)	[13]
Other	(39)	(50)	(23)	(22)		(8)	(62)	(80)	[13]
Net cash provided by (used for) financing activities	(4,539)	(3,243)	4,686	2,160	368	232	515	(851)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(148)	77	5	29			(143)	106

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(3,646)	495	6	(28)			(3,640)	467
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,200	6,156	925	1,016			8,125	7,172
Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,554	$6,651	$931	$988			$4,485	$7,639

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$3,540	$6,638	$819	$881			$4,359	$7,519
Restricted cash (Other assets)	14	13	112	107			126	120
Total cash, cash equivalents, and restricted cash	$3,554	$6,651	$931	$988			$4,485	$7,639

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

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of July 31, 2022, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the third quarter of 2022, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, trademark, and antitrust matters. The Company believes the reasonably possible range of losses for these unresolved legal actions would not have a material effect on its consolidated financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s purchases of its common stock during the third quarter of 2022 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Paid Per Share	(thousands)	(millions)
May 2 to May 29	611	$360.10	611	12.8
May 30 to Jun 26	1,309	337.72	1,309	11.5
Jun 27 to Jul 31	1,933	304.62	1,933	9.8
Total	3,853		3,853
(1)	The Company has a share repurchase plan that was announced in December 2019 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under this plan was based on the end of the third quarter closing share price of $343.18 per share. At the end of the third quarter of 2022, $3,348 million of common stock remained to be purchased under the plan.

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

DEERE & COMPANY

Date:	September 1, 2022	By:	/s/ Rajesh Kalathur
Rajesh Kalathur President, John Deere Financial and Chief Financial Officer (Principal Financial Officer)