Form 10-Q
period 2023-01-29
DEERE & CO
filed 2023-02-23
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2023

or

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

Yes ☐ No ☒

At January 29, 2023, 296,322,273 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENTS OF CONSOLIDATED INCOME
For the Three Months Ended January 29, 2023 and January 30, 2022
(In millions of dollars and shares except per share amounts) Unaudited
	2023	2022
Net Sales and Revenues
Net sales	$11,402	$8,531
Finance and interest income	994	800
Other income	256	238
Total	12,652	9,569

Costs and Expenses
Cost of sales	7,934	6,695
Research and development expenses	495	402
Selling, administrative and general expenses	952	781
Interest expense	479	229
Other operating expenses	299	311
Total	10,159	8,418

Income of Consolidated Group before Income Taxes	2,493	1,151
Provision for income taxes	537	250

Income of Consolidated Group	1,956	901
Equity in income of unconsolidated affiliates	1	3

Net Income	1,957	904
Less: Net income (loss) attributable to noncontrolling interests	(2)	1
Net Income Attributable to Deere & Company	$1,959	$903

Per Share Data
Basic	$6.58	$2.94
Diluted	6.55	2.92
Dividends declared	1.20	1.05
Dividends paid	1.13	1.05

Average Shares Outstanding
Basic	297.6	307.4
Diluted	299.1	309.4

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended January 29, 2023 and January 30, 2022
(In millions of dollars) Unaudited
	2023	2022

Net Income	$1,957	$904

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(11)	(345)
Cumulative translation adjustment	681	(267)
Unrealized gain (loss) on derivatives	(13)	14
Unrealized gain (loss) on debt securities	27	(15)
Other Comprehensive Income (Loss), Net of Income Taxes	684	(613)

Comprehensive Income of Consolidated Group	2,641	291
Less: Comprehensive income attributable to noncontrolling interests	6	1
Comprehensive Income Attributable to Deere & Company	$2,635	$290

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars) Unaudited
	January 29	October 30	January 30
	2023	2022	2022
Assets
Cash and cash equivalents	$3,976	$4,774	$4,472
Marketable securities	852	734	735
Trade accounts and notes receivable – net	7,609	6,410	4,855
Financing receivables – net	36,882	36,634	33,191
Financing receivables securitized – net	5,089	5,936	3,516
Other receivables	1,992	2,492	1,936
Equipment on operating leases – net	6,502	6,623	6,624
Inventories	10,056	8,495	7,935
Property and equipment – net	6,212	6,056	5,665
Goodwill	3,891	3,687	3,192
Other intangible assets – net	1,255	1,218	1,209
Retirement benefits	3,793	3,730	3,158
Deferred income taxes	914	824	923
Other assets	2,597	2,417	2,203
Total Assets	$91,620	$90,030	$79,614

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$14,129	$12,592	$10,990
Short-term securitization borrowings	4,864	5,711	3,482
Accounts payable and accrued expenses	13,108	14,822	10,651
Deferred income taxes	519	495	556
Long-term borrowings	35,071	33,596	32,838
Retirement benefits and other liabilities	2,493	2,457	3,289
Total liabilities	70,184	69,673	61,806

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	100	92

Stockholders’ Equity
Common stock, $1 par value (issued shares at January 29, 2023 – 536,431,204)	5,191	5,165	5,066
Common stock in treasury	(25,333)	(24,094)	(21,139)
Retained earnings	43,846	42,247	37,029
Accumulated other comprehensive income (loss)	(2,372)	(3,056)	(3,152)
Total Deere & Company stockholders’ equity	21,332	20,262	17,804
Noncontrolling interests	4	3	4
Total stockholders’ equity	21,336	20,265	17,808
Total Liabilities and Stockholders’ Equity	$91,620	$90,030	$79,614

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 29, 2023 and January 30, 2022
(In millions of dollars) Unaudited
	2023	2022
Cash Flows from Operating Activities
Net income	$1,957	$904
Adjustments to reconcile net income to net cash used for operating activities:
Provision (credit) for credit losses	(130)
Provision for depreciation and amortization	494	486
Share-based compensation expense	23	18
Provision (credit) for deferred income taxes	(56)	210
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(1,015)	(106)
Inventories	(1,279)	(1,297)
Accounts payable and accrued expenses	(1,577)	(1,554)
Accrued income taxes payable/receivable	199	(184)
Retirement benefits	(48)	(1,010)
Other	186	(20)
Net cash used for operating activities	(1,246)	(2,553)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	7,198	6,435
Proceeds from sales of equipment on operating leases	497	479
Cost of receivables acquired (excluding receivables related to sales)	(6,322)	(5,603)
Acquisitions of businesses, net of cash acquired		(24)
Purchases of property and equipment	(315)	(193)
Cost of equipment on operating leases acquired	(497)	(391)
Collateral on derivatives - net	345	(13)
Other	(146)	(42)
Net cash provided by investing activities	760	648

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	697	(1,018)
Proceeds from long-term borrowings	2,505	2,353
Payments of long-term borrowings	(1,925)	(1,940)
Proceeds from issuance of common stock	21	11
Repurchases of common stock	(1,257)	(623)
Dividends paid	(341)	(327)
Other	(39)	(33)
Net cash used for financing activities	(339)	(1,577)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	62	(74)

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(763)	(3,556)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	4,941	8,125
Cash, Cash Equivalents, and Restricted Cash at End of Period	$4,178	$4,569

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$3,976	$4,472
Restricted cash (Other assets)	202	97
Total cash, cash equivalents, and restricted cash	$4,178	$4,569

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three Months Ended January 29, 2023 and January 30, 2022
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Balance October 31, 2021	$18,434	$5,054	$(20,533)	$36,449	$(2,539)	$3
Net income	904			903		1
Other comprehensive loss	(613)				(613)
Repurchases of common stock	(623)		(623)
Treasury shares reissued	17		17
Dividends declared	(323)			(323)
Share based awards and other	12	12
Balance January 30, 2022	$17,808	$5,066	$(21,139)	$37,029	$(3,152)	$4

Balance October 30, 2022	$20,265	$5,165	$(24,094)	$42,247	$(3,056)	$3	$92
Net income (loss)	1,960			1,959		1	(3)
Other comprehensive income	684				684		8
Repurchases of common stock	(1,257)		(1,257)
Treasury shares reissued	18		18
Dividends declared	(356)			(356)
Share based awards and other	22	26		(4)			3
Balance January 29, 2023	$21,336	$5,191	$(25,333)	$43,846	$(2,372)	$4	$100

See Condensed Notes to Interim Consolidated Financial Statements.

Condensed Notes to Interim Consolidated Financial Statements (Unaudited)

(1)  Organization and Consolidation

Deere & Company has been developing innovative solutions to help its customers become more profitable for more than 185 years. References to Deere & Company, John Deere, Deere, or the Company include its consolidated subsidiaries and consolidated variable interest entities (VIEs). The Company is managed through the following operating segments: production and precision agriculture (PPA), small agriculture and turf (SAT), construction and forestry (CF), and financial services (FS). References to “equipment operations” include production and precision agriculture, small agriculture and turf, and construction and forestry, while references to “agriculture and turf” include both production and precision agriculture and small agriculture and turf.

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal year 2023 and 2022 were January 29, 2023 and January 30, 2022, respectively. Both periods contained 13 weeks. Unless otherwise stated, references to particular years, quarters, or months refer to the Company’s fiscal years generally ending in October and the associated periods in those fiscal years.

(2)  Summary of Significant Accounting Policies and New Accounting Standards

Quarterly Financial Statements

The interim consolidated financial statements of Deere & Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All normal recurring adjustments have been included. Management believes the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. It is suggested these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in the Company’s latest Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

New Accounting Standards

The Company closely monitors all Accounting Standard Updates (ASUs) issued by the Financial Accounting Standards Board and other authoritative guidance. ASUs adopted in 2023 did not have a material impact on the Company’s financial statements. ASUs to be adopted in future periods are being evaluated and at this point are not expected to have a material impact on the Company’s financial statements.

(3)  Revenue Recognition

The Company’s net sales and revenues by primary geographic market, major product line, and timing of revenue recognition in millions of dollars follow:

	Three Months Ended January 29, 2023
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$2,628	$1,665	$1,901	$713	$6,907
Canada	360	146	275	150	931
Western Europe	501	564	365	29	1,459
Central Europe and CIS	202	123	75	12	412
Latin America	1,237	156	339	95	1,827
Asia, Africa, Oceania, and Middle East	375	400	300	41	1,116
Total	$5,303	$3,054	$3,255	$1,040	$12,652

Major product lines:
Production agriculture	$5,112				$5,112
Small agriculture		$2,194			2,194
Turf		719			719
Construction			$1,483		1,483
Compact construction			473		473
Roadbuilding			818		818
Forestry			356		356
Financial products	31	18	13	$1,040	1,102
Other	160	123	112		395
Total	$5,303	$3,054	$3,255	$1,040	$12,652

Revenue recognized:
At a point in time	$5,248	$3,029	$3,230	$23	$11,530
Over time	55	25	25	1,017	1,122
Total	$5,303	$3,054	$3,255	$1,040	$12,652

	Three Months Ended January 30, 2022
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$1,608	$1,438	$1,260	$573	$4,879
Canada	139	122	332	152	745
Western Europe	467	532	358	26	1,383
Central Europe and CIS	202	126	195	11	534
Latin America	776	104	228	68	1,176
Asia, Africa, Oceania, and Middle East	241	352	219	40	852
Total	$3,433	$2,674	$2,592	$870	$9,569

Major product lines:
Production agriculture	$3,283				$3,283
Small agriculture		$1,932			1,932
Turf		627			627
Construction			$1,175		1,175
Compact construction			321		321
Roadbuilding			692		692
Forestry			305		305
Financial products	12	11	5	$870	898
Other	138	104	94		336
Total	$3,433	$2,674	$2,592	$870	$9,569

Revenue recognized:
At a point in time	$3,396	$2,654	$2,570	$24	$8,644
Over time	37	20	22	846	925
Total	$3,433	$2,674	$2,592	$870	$9,569

The Company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These relate to extended warranty premiums, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses” in the consolidated balance sheets. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 16, was $1,502 million, $1,423 million, and $1,348 million at January 29, 2023, October 30, 2022, and January 30, 2022, respectively. The contract liability is reduced as the revenue is recognized. During the three months ended January 29, 2023 and January 30, 2022, $215 million and $265 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year is $1,282 million at January 29, 2023. The estimated revenue to be recognized by fiscal year in millions of dollars follows: remainder of 2023 - $278, 2024 - $332, 2025 - $260, 2026 - $168, 2027 - $100, 2028 - $61, and later years - $83. As permitted, the Company elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are for sales of equipment, service parts, repair services, and certain telematics services.

(4)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) in millions of dollars follow:

	January 29	October 30	January 30
	2023	2022	2022
Retirement benefits adjustment	$(400)	$(389)	$(1,379)
Cumulative translation adjustment	(1,913)	(2,594)	(1,745)
Unrealized gain (loss) on derivatives	8	21	(28)
Unrealized loss on debt securities	(67)	(94)
Total accumulated other comprehensive income (loss)	$(2,372)	$(3,056)	$(3,152)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars. Retirement benefits adjustment reclassifications for actuarial (gain) loss, prior service (credit) cost, and settlements are included in net periodic pension and other postretirement benefit costs (see Note 6).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 29, 2023	Amount	Credit	Amount
Cumulative translation adjustment	$669	$12	$681
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1)		(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(15)	3	(12)
Net unrealized gain (loss) on derivatives	(16)	3	(13)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	34	(7)	27
Net unrealized gain (loss) on debt securities	34	(7)	27
Retirement benefits adjustment:
Net actuarial gain (loss)	(1)		(1)
Reclassification to other operating expenses through amortization of:
Actuarial (gain) loss	(21)	5	(16)
Prior service (credit) cost	9	(3)	6
Net unrealized gain (loss) on retirement benefits adjustment	(13)	2	(11)
Total other comprehensive income (loss)	$674	$10	$684

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 30, 2022	Amount	Credit	Amount
Cumulative translation adjustment	$(264)	$(3)	$(267)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	15	(3)	12
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	2		2
Net unrealized gain (loss) on derivatives	17	(3)	14
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(19)	4	(15)
Net unrealized gain (loss) on debt securities	(19)	4	(15)
Retirement benefits adjustment:
Net actuarial gain (loss) and prior service credit (cost)	(500)	120	(380)
Reclassification to other operating expenses through amortization of:
Actuarial (gain) loss	40	(10)	30
Prior service (credit) cost	6	(2)	4
Settlements	1		1
Net unrealized gain (loss) on retirement benefits adjustment	(453)	108	(345)
Total other comprehensive income (loss)	$(719)	$106	$(613)

(5)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended
	January 29	January 30
	2023	2022
Net income attributable to Deere & Company	$1,959	$903
Average shares outstanding	297.6	307.4
Basic per share	$6.58	$2.94

Average shares outstanding	297.6	307.4
Effect of dilutive share-based compensation	1.5	2.0
Total potential shares outstanding	299.1	309.4
Diluted per share	$6.55	$2.92

Shares excluded from EPS calculation, as antidilutive	.1	.1

(6)  Pension and Other Postretirement Benefits

The Company has several defined benefit pension plans and postretirement benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries. The components of net periodic pension and OPEB (benefit) cost consisted of the following in millions of dollars:

	Three Months Ended
	January 29	January 30
	2023	2022
Pension
Service cost	$60	$85
Interest cost	133	77
Expected return on plan assets	(212)	(182)
Amortization of actuarial (gain) loss	(5)	39
Amortization of prior service cost	10	7
Settlements		1
Net (benefit) cost	$(14)	$27

OPEB
Service cost	$7	$12
Interest cost	43	26
Expected return on plan assets	(29)	(28)
Amortization of actuarial (gain) loss	(16)	1
Amortization of prior service credit	(1)	(1)
Net cost	$4	$10

The reduction in the 2023 pension net (benefit) cost is due to increases in the expected long-term return rates on plan assets and increases in discount rates. The components of net periodic pension and OPEB (benefit) cost excluding the service cost component are included in the line item “Other operating expenses” in the statements of consolidated income.

(7)  Segment Reporting

Worldwide Net sales and revenues, operating profit, and identifiable assets by segment were as follows in millions of dollars.

	Three Months Ended
	January 29	January 30%
	2023	2022	Change
Net sales and revenues:
Production & precision ag net sales	$5,198	$3,356	+55
Small ag & turf net sales	3,001	2,631	+14
Construction & forestry net sales	3,203	2,544	+26
Financial services revenues	1,040	870	+20
Other revenues	210	168	+25
Total net sales and revenues	$12,652	$9,569	+32
Operating profit:
Production & precision ag	$1,208	$296	+308
Small ag & turf	447	371	+20
Construction & forestry	625	272	+130
Financial services	238	296	-20
Total operating profit	2,518	1,235	+104
Reconciling items	(22)	(82)	-73
Income taxes	(537)	(250)	+115
Net income attributable to Deere & Company	$1,959	$903	+117

Intersegment sales and revenues:
Production & precision ag net sales	$5	$4	+25
Small ag & turf net sales	3	2	+50
Construction & forestry net sales
Financial services revenues	204	46	+343

Operating profit for production and precision ag, small ag and turf, and construction and forestry is income from continuing operations before reconciling items and income taxes. Operating profit of the financial services segment includes the effect of interest expense and foreign exchange gains and losses. Reconciling items to net income are primarily corporate expenses, certain external interest expenses, certain foreign exchange gains and losses, pension and OPEB benefit amounts excluding the service cost component, and net income attributable to noncontrolling interests.

	January 29	October 30	January 30
	2023	2022	2022
Identifiable assets:
Production & precision ag	$9,393	$8,414	$7,683
Small ag & turf	4,893	4,451	4,260
Construction & forestry	7,232	6,754	6,358
Financial services	59,721	58,864	50,499
Corporate	10,381	11,547	10,814
Total assets	$91,620	$90,030	$79,614

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

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows in millions of dollars:

	January 29, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$2,939	$12,435	$7,228	$3,660	$1,600	$823	$2,753	$31,438
30-59 days past due	2	39	39	54	13	44	28	219
60-89 days past due	1	15	14	20	5	15	6	76
90+ days past due		1		3	1			5
Non-performing		40	58	41	27	34	8	208
Construction and forestry
Current	674	2,692	1,702	684	224	80	99	6,155
30-59 days past due	2	18	29	36	16	52	5	158
60-89 days past due		9	17	18	8	24	2	78
90+ days past due		1	2	1	2	1		7
Non-performing		46	58	30	16	7	1	158
Total retail customer receivables	$3,618	$15,296	$9,147	$4,547	$1,912	$1,080	$2,902	$38,502

	October 30, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$13,500	$7,984	$4,091	$1,875	$785	$200	$4,111	$32,546
30-59 days past due	46	63	36	17	7	3	19	191
60-89 days past due	14	25	13	6	2	1	5	66
90+ days past due	1							1
Non-performing	27	60	44	28	18	19	8	204
Construction and forestry
Current	2,964	1,974	842	292	73	12	108	6,265
30-59 days past due	53	52	23	9	2	1	3	143
60-89 days past due	19	16	7	3	1		1	47
90+ days past due	1	4	1	3		1		10
Non-performing	25	61	34	19	7	3		149
Total retail customer receivables	$16,650	$10,239	$5,091	$2,252	$895	$240	$4,255	$39,622

	January 30, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$2,492	$11,580	$5,988	$3,038	$1,440	$761	$2,634	$27,933
30-59 days past due	5	82	52	30	15	6	25	215
60-89 days past due	1	23	18	10	5	3	5	65
90+ days past due		1						1
Non-performing	1	33	58	52	31	36	6	217
Construction and forestry
Current	764	2,795	1,376	615	204	49	81	5,884
30-59 days past due	8	68	35	21	6	2	3	143
60-89 days past due		30	17	7	3	1	1	59
90+ days past due		2	3	3	1	8		17
Non-performing		33	48	37	14	7	1	140
Total retail customer receivables	$3,271	$14,647	$7,595	$3,813	$1,719	$873	$2,756	$34,674

The credit quality analysis of wholesale receivables by year of origination was as follows in millions of dollars:

	January 29, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$115	$285	$48	$21	$4	$1	$2,654	$3,128
30+ days past due
Non-performing				1				1
Construction and forestry
Current	7	7	24	2		1	459	500
30+ days past due
Non-performing
Total wholesale receivables	$122	$292	$72	$24	$4	$2	$3,113	$3,629

	October 30, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$387	$64	$27	$4		$2	$2,371	$2,855
30+ days past due
Non-performing				1				1
Construction and forestry
Current	7	29	2	1		1	377	417
30+ days past due
Non-performing
Total wholesale receivables	$394	$93	$29	$6		$3	$2,748	$3,273

	January 30, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$101	$244	$56	$11	$7	$2	$1,426	$1,847
30+ days past due
Non-performing				7				7
Construction and forestry
Current	5	38	4	3		1	285	336
30+ days past due						1		1
Non-performing
Total wholesale receivables	$106	$282	$60	$21	$7	$4	$1,711	$2,191

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Three Months Ended January 29, 2023
	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Allowance:
Beginning of period balance	$299	$22	$4	$325
Provision (credit)	15	(4)		11
Provision transferred to held for sale	(142)			(142)
Provision (credit) subtotal	(127)	(4)		(131)
Write-offs	(18)	(7)		(25)
Recoveries	4	5	1	10
Translation adjustments	(18)		(1)	(19)
End of period balance	$140	$16	$4	$160

Financing receivables:
End of period balance	$35,600	$2,902	$3,629	$42,131

	Three Months Ended January 30, 2022
	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Allowance:
Beginning of period balance	$138	$21	$7	$166
Provision (credit)	13	(9)	(2)	2
Write-offs	(17)	(5)		(22)
Recoveries	4	8		12
End of period balance	$138	$15	$5	$158

Financing receivables:
End of period balance	$31,918	$2,756	$2,191	$36,865

In the first quarter of 2023, the Company determined that the financial services business in Russia met the held for sale criteria. The financing receivables in Russia were reclassified to “Other assets” and the associated allowance for credit losses was reversed (see Note 20). Excluding the portfolio in Russia, the allowance for credit losses decreased during the first quarter of 2023, as the financing receivables continue to benefit from strong fundamentals within the agricultural market.

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

The components of consolidated restricted assets, secured borrowings, and other liabilities related to secured borrowings in securitization transactions were as follows in millions of dollars:

	January 29	October 30	January 30
	2023	2022	2022
Financing receivables securitized (retail notes)	$5,102	$5,952	$3,526
Allowance for credit losses	(13)	(16)	(10)
Other assets (primarily restricted cash)	97	155	100
Total restricted securitized assets	$5,186	$6,091	$3,616

Short-term securitization borrowings	$4,864	$5,711	$3,482
Accrued interest on borrowings	6	6	1
Total liabilities related to restricted securitized assets	$4,870	$5,717	$3,483

(10)  Inventories

A majority of inventory owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) basis. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) basis, estimated inventories by major classification in millions of dollars would have been as follows:

	January 29	October 30	January 30
	2023	2022	2022
Raw materials and supplies	$4,975	$4,442	$4,034
Work-in-process	1,478	1,190	1,460
Finished goods and parts	6,347	5,363	4,790
Total FIFO value	12,800	10,995	10,284
Less adjustment to LIFO value	2,744	2,500	2,349
Inventories	$10,056	$8,495	$7,935

(11)  Goodwill and Other Intangible Assets-Net

The changes in amounts of goodwill by operating segment were as follows in millions of dollars:

	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Total
Goodwill at October 31, 2021	$542	$265	$2,484	$3,291
Acquisition	7	7	4	18
Translation adjustments	(5)	(2)	(110)	(117)
Goodwill at January 30, 2022	$544	$270	$2,378	$3,192

Goodwill at October 30, 2022	$646	$318	$2,723	$3,687
Translation adjustments	15	7	182	204
Goodwill at January 29, 2023	$661	$325	$2,905	$3,891

There were no accumulated goodwill impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	January 29	October 30	January 30
	2023	2022	2022
Amortized intangible assets:
Customer lists and relationships	$522	$493	$526
Technology, patents, trademarks, and other	1,387	1,301	1,066
Total at cost	1,909	1,794	1,592
Less accumulated amortization:
Customer lists and relationships	184	166	156
Technology, patents, trademarks, and other	470	410	350
Total accumulated amortization	654	576	506
Amortized intangible assets	1,255	1,218	1,086
Unamortized intangible assets:
In-process research and development			123
Other intangible assets – net	$1,255	$1,218	$1,209

In September 2017, the Company acquired Blue River Technology’s in-process research and development related to machine learning technology to optimize the use of farm inputs. Those research and development activities were completed, and the Company started amortizing the acquired technology in the second quarter of 2022.

The amortization of other intangible assets in the first quarter of 2023 and 2022 was $39 million and $28 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2023 – $132, 2024 – $167, 2025 – $139, 2026 – $119, 2027 – $118, and 2028 – $86.

(12)  Short-Term Borrowings

Short-term borrowings were as follows in millions of dollars:

	January 29	October 30	January 30
	2023	2022	2022
Commercial paper	$6,425	$4,703	$2,135
Notes payable to banks	303	402	519
Finance lease obligations due within one year	23	21	23
Long-term borrowings due within one year	7,378	7,466	8,313
Short-term borrowings	$14,129	$12,592	$10,990

(13)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were as follows in millions of dollars:

	January 29	October 30	January 30
	2023	2022	2022
Accounts payable:
Trade payables	$3,616	$3,894	$3,035
Payables to unconsolidated affiliates	10	11	172
Dividends payable	358	343	325
Operating lease liabilities	305	302	267
Deposits withheld from dealers and merchants	153	163	148
Other	156	214	160
Accrued expenses:
Dealer sales discounts	256	1,044	182
Product warranties	1,444	1,427	1,283
Employee benefits	1,015	1,528	765
Accrued taxes	1,336	1,255	974
Unearned operating lease revenue	406	399	385
Unearned revenue (contractual liability)	601	557	567
Extended warranty premium	901	866	781
Accrued interest	371	288	280
Derivative liabilities	891	1,231	276
Other	1,289	1,300	1,051
Total accounts payable and accrued expenses	$13,108	$14,822	$10,651

Amounts are presented net of eliminations, which primarily consist of dealer sales incentives with a right of set-off against trade receivables of $1,540 million at January 29, 2023, $1,280 million at October 30, 2022, and $983 million at January 30, 2022. Other eliminations were made for accrued taxes and other accrued expenses.

(14)  Long-Term Borrowings

Long-term borrowings were as follows in millions of dollars:

	January 29	October 30	January 30
	2023	2022	2022
Underwritten term debt
U.S. dollar notes and debentures:
2.75% notes due 2025	$700	$700	$700
6.55% debentures due 2028	200	200	200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
7.125% notes due 2031	300	300	300
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
Euro notes:
.5% notes due 2023 (€500 principal)			557
1.375% notes due 2024 (€800 principal)	871	797	891
1.85% notes due 2028 (€600 principal)	653	598	669
2.20% notes due 2032 (€600 principal)	653	598	669
1.65% notes due 2039 (€650 principal)	708	648	724
Serial issuances:
Medium-term notes: (principal as of: January 29, 2023 - $26,367, October 30, 2022 - $25,629, January 30, 2022 - $22,896)	25,618	24,604	22,947
Other notes and finance lease obligations	1,440	1,223	1,246
Less debt issuance costs and debt discounts	(122)	(122)	(115)
Long-term borrowings	$35,071	$33,596	$32,838

Medium-term notes serially due through 2032 are primarily offered by prospectus and issued at fixed and variable rates. These notes are presented in the table above with fair value adjustments related to interest rate swaps. All outstanding notes and debentures are senior unsecured borrowings and rank equally with each other.

(15)  Leases - Lessor

The Company leases equipment manufactured or sold by the Company and a limited amount of non-John Deere equipment to retail customers through sales-type, direct financing, and operating leases. Sales-type and direct financing leases are reported in Financing receivables – net on the consolidated balance sheets, while operating leases are reported in Equipment on operating leases – net.

Lease revenues earned by the Company were as follows in millions of dollars:

	Three Months Ended
	January 29, 2023	January 30, 2022
Sales-type and direct finance lease revenues	$41	$39
Operating lease revenues	321	336
Variable lease revenues	6	7
Total lease revenues	$368	$382

(16)  Commitments and Contingencies

The Company determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are recognized in Other income in the statements of consolidated income in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) included in the following table totaled $901 million and $781 million at January 29, 2023 and January 30, 2022, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums in millions of dollars follows:

	Three Months Ended
	January 29	January 30
	2023	2022
Beginning of period balance	$2,293	$2,086
Payments	(263)	(193)
Amortization of premiums received	(83)	(66)
Accruals for warranties	255	181
Premiums received	106	83
Foreign exchange	37	(27)
End of period balance	$2,345	$2,064

At January 29, 2023, the Company had $235 million of guarantees issued to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At January 29, 2023, the accrued losses under these agreements were not material. The maximum remaining term of the receivables guaranteed at January 29, 2023 was about seven years.

At January 29, 2023, the Company had commitments of $467 million for the construction and acquisition of property and equipment. Also, at January 29, 2023, the Company had restricted assets of $269 million, classified as “Other assets.”

The Company also had other miscellaneous contingent liabilities and guarantees totaling approximately $90 million at January 29, 2023. The accrued liability for these contingencies was not material at January 29, 2023.

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

	January 29, 2023		October 30, 2022		January 30, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net	$36,882	$35,894	$36,634	$35,526	$33,191	$33,033
Financing receivables securitized – net	5,089	4,869	5,936	5,698	3,516	3,530
Short-term securitization borrowings	4,864	4,785	5,711	5,577	3,482	3,468
Long-term borrowings due within one year	7,378	7,220	7,466	7,322	8,313	8,322
Long-term borrowings	35,035	34,149	33,566	31,852	32,806	33,843

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow, excluding the Company’s cash equivalents, which were carried at cost that approximates fair value and consisted of money market funds and time deposits.

	January 29	October 30	January 30
	2023	2022	2022
Level 1:
Marketable securities
International equity securities	$2	$3	$2
U.S. equity fund	86	70	72
U.S. fixed income fund	118
U.S. government debt securities	64	62	63
Total Level 1 marketable securities	270	135	137

Level 2:
Marketable securities
U.S. government debt securities	127	121	138
Municipal debt securities	71	63	74
Corporate debt securities	209	200	229
International debt securities	18	60	2
Mortgage-backed securities	157	155	155
Total Level 2 marketable securities	582	599	598
Other assets – Derivatives	360	373	299
Accounts payable and accrued expenses – Derivatives	891	1,231	276

Level 3:
Accounts payable and accrued expenses – Deferred consideration	225	236

The contractual maturities of debt securities at January 29, 2023 in millions of dollars are shown below. Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$35	$35
Due after one through five years	111	105
Due after five through 10 years	197	176
Due after 10 years	204	173
Mortgage-backed securities	182	157
Debt securities	$729	$646

Fair value, nonrecurring Level 3 measurements from impairments, excluding financing receivables with specific allowances which were not significant, were as follows in millions of dollars.

	Fair Value			Losses
				Three Months Ended
	January 29	October 30	January 30	January 29	January 30
	2023	2022	2022	2023	2022
Inventories		$19
Property and equipment – net		15

The following is a description of the valuation methodologies the Company uses to measure certain financial instruments on the balance sheet at fair value:

Marketable securities – The portfolio of investments is valued on a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk, and prepayment speeds. Funds are valued using closing prices in the active market in which the investment trades.

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

Inventories – The impairment was based on net realizable value.

Property and equipment - net – The valuations were based on cost and market approaches. The inputs include replacement cost estimates adjusted for physical deterioration and economic obsolescence.

(18)  Derivative Instruments

The Company’s policy is to execute derivative transactions to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. The financial services operations manage the relationship of the types and amounts of their funding sources to their receivable and lease portfolio in an effort to diminish risk due to interest rate and foreign currency fluctuations, while responding to favorable financing opportunities. The Company also has foreign currency exposures at some of its foreign and domestic operations related to buying, selling, and financing in currencies other than the functional currencies. In addition, the Company has interest rate and foreign currency exposure at certain equipment operations units for sales incentive programs.

All derivatives are recorded at fair value on the balance sheets. Cash collateral received or paid is not offset against the derivative fair values on the balance sheet. The cash flows from the derivative contracts were recorded in operating activities in the statements of consolidated cash flows. Each derivative is designated as a cash flow hedge, a fair value hedge, or remains undesignated. All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis the hedging instrument is assessed as to its effectiveness. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, hedge accounting is discontinued.

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at January 29, 2023, October 30, 2022, and January 30, 2022 were $1,950 million, $1,950 million, and $2,700 million, respectively. Fair value gains or losses on cash flow hedges were recorded in other comprehensive income (OCI) and are subsequently reclassified into interest expense in the same periods during which the hedged transactions impact earnings. These amounts offset the effects of interest rate changes on the related borrowings.

The amount of gain recorded in OCI at January 29, 2023 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is $38 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at January 29, 2023, October 30, 2022, and January 30, 2022 were $10,802 million, $10,112 million, and $8,307 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows in millions of dollars. Fair value hedging adjustments are included in the carrying amount of the hedged item.

	Active Hedging Relationships		Discontinued Hedging Relationships
	Carrying Amount	Cumulative Fair Value	Carrying Amount of	Cumulative Fair Value
	of Hedged Item	Hedging Amount	Formerly Hedged Item	Hedging Amount
January 29, 2023
Short-term borrowings			$1,915	$15
Long-term borrowings	$10,088	$(666)	5,506	(83)

October 30, 2022
Short-term borrowings			$2,515	$15
Long-term borrowings	$9,060	$(1,006)	5,520	(19)

January 30, 2022
Short-term borrowings	$177	$2	$2,357	$8
Long-term borrowings	7,966	(130)	5,447	181

Derivatives not designated as hedging instruments

The Company has certain interest rate contracts (swaps), foreign currency exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures for certain borrowings, purchases or sales of inventory, and sales incentive programs. The total notional amounts of these interest rate swaps at January 29, 2023, October 30, 2022, and January 30, 2022 were $11,147 million, $10,568 million, and $10,210 million, the foreign exchange contracts were $9,304 million, $8,185 million, and $7,864 million, and the cross-currency interest rate contracts were $234 million, $260 million, and $303 million, respectively. The fair value gains or losses from derivatives not designated as hedging instruments were recorded in the statements of consolidated income, generally offsetting over time the exposure on the hedged item.

Fair values of derivative instruments in the condensed consolidated balance sheets in millions of dollars follow:

	January 29	October 30	January 30
Other Assets	2023	2022	2022
Designated as hedging instruments:
Interest rate contracts	$90	$87	$102

Not designated as hedging instruments:
Interest rate contracts	188	212	82
Foreign exchange contracts	71	66	91
Cross-currency interest rate contracts	11	8	24
Total not designated	270	286	197

Total derivative assets	$360	$373	$299

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$678	$1,004	$185

Not designated as hedging instruments:
Interest rate contracts	97	107	27
Foreign exchange contracts	110	118	64
Cross-currency interest rate contracts	6	2
Total not designated	213	227	91

Total derivative liabilities	$891	$1,231	$276

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following in millions of dollars:

	Three Months Ended
	January 29	January 30
	2023	2022
Fair Value Hedges
Interest rate contracts - Interest expense	$239	$(141)

Cash Flow Hedges
Recognized in OCI:
Interest rate contracts - OCI (pretax)	$(1)	$15

Reclassified from OCI:
Interest rate contracts - Interest expense	15	(2)

Not Designated as Hedges
Interest rate contracts - Net sales	$(7)	$13
Interest rate contracts - Interest expense *	(8)	(1)
Foreign exchange contracts - Net sales	1
Foreign exchange contracts - Cost of sales	5	(1)
Foreign exchange contracts - Other operating expenses *	(142)	147
Total not designated	$(151)	$158

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at January 29, 2023, October 30, 2022, and January 30, 2022 was $781 million, $1,113 million, and $213 million, respectively. In accordance with the limits established in these agreements, the Company posted $349 million, $701 million, and $18 million of cash collateral at January 29, 2023, October 30, 2022, and January 30, 2022, respectively. In addition, the Company paid $8 million of collateral that was outstanding at January 29, 2023, October 30, 2022, and January 30, 2022 to participate in an international futures market to hedge currency exposure, not included in the table below.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting
January 29, 2023	Recognized	Arrangements	Collateral	Net Amount
Assets	$360	$(162)	$(47)	$151
Liabilities	891	(162)	(349)	380

October 30, 2022
Assets	$373	$(179)	$(54)	$140
Liabilities	1,231	(179)	(701)	351

January 30, 2022
Assets	$299	$(91)		$208
Liabilities	276	(91)	$(19)	166

(19)  Stock Option and Restricted Stock Unit Awards

In December 2022, the Company granted stock options to employees for the purchase of 161 thousand shares of common stock at an exercise price of $438.44 per share and a binomial lattice model fair value of $136.46 per share at the grant date. At January 29, 2023, options for 2.0 million shares were outstanding with a weighted-average exercise price of $178.86 per share. The Company also granted 112 thousand of service-based restricted stock units and 41 thousand of performance/service-based restricted stock units to employees in the first three months of 2023. The weighted-average fair value of the service-based restricted stock units at the grant date was $434.02 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service-based restricted stock units at the grant date was $424.93 per unit based on the market price of a share of underlying common stock excluding dividends. At January 29, 2023, the Company was authorized to grant awards for an additional 16.6 million shares under the equity incentive plans.

(20)  Special Items

In the first quarter of 2022, Net sales from the Company’s Russian operations represented 2 percent of Deere’s consolidated Net sales. Sales in the region were impacted as the Company suspended shipments of machines and service parts to Russia beginning in February 2022. As of January 29, 2023 and October 30, 2022, the Company’s net exposure in Russia / Ukraine was approximately $229 million and $266 million, respectively.

In January 2023, the Company reached an agreement to sell its financial services business in Russia (registered in Russia as a leasing company). The completion of the transaction is expected in the second quarter of 2023. The assets and liabilities were classified as “Other assets” and “Accounts payable and accrued expenses”, respectively, which include $100 million of restricted cash. In the first quarter of 2023, the Company reversed the allowance for credit losses and recorded a valuation allowance on the assets held for sale in “Selling, administrative and general expenses.” The Company does not expect a significant gain or loss upon disposition.

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

The following table summarizes the operating profit impact, in millions of dollars, of the special items recorded for the three months ended January 30, 2022:

	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Total
UAW ratification bonus – Cost of sales	$53	$9	$28	$90

(21)  Subsequent Events

In February 2023, the Company entered into two retail note securitization transactions. The first transaction resulted in $307 million of secured borrowings. The second transaction will result in $983 million of secured borrowings and is expected to settle in March 2023.

On February 22, 2023, the Company’s Board of Directors declared a quarterly dividend of $1.25 per share payable on May 8, 2023, to stockholders of record on March 31, 2023.

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

In February 2023, the Company released its 2022 Sustainability Report, available at JohnDeere.com/sustainability. This report identifies important progress on the Company’s Leap Ambitions in fiscal year 2022. The information in our 2022 Sustainability Report is not incorporated by reference into, and does not form a part of, this Form 10-Q.

Trends and Economic Conditions

Industry Trends for Fiscal Year 2023 – Industry sales of large agricultural machinery in the U.S. and Canada for 2023 are forecasted to increase 5 to 10 percent compared to 2022. Industry sales of small agricultural and turf equipment in the U.S. and Canada are expected to be down about 5 percent in 2023. Industry sales of agricultural machinery in Europe are forecasted to be flat to up 5 percent, while South American industry sales of tractors and combines are expected to be flat to up 5 percent in 2023. Asia industry sales are forecasted to be down moderately in 2023. On an industry basis, North American construction equipment and compact construction equipment sales are both expected to be flat to up 5 percent in 2023. Global forestry and global roadbuilding industry sales are each expected to be flat.

Company Trends – Customers’ demand for integration of technology into equipment is a market trend underlying the Company’s Smart Industrial operating model and Leap Ambitions framework. Customers have sought to improve profitability, productivity, and sustainability through technology. The Company’s approach to technology involves hardware and software, guidance, connectivity and digital solutions, automation and machine intelligence, autonomy, and alternative propulsion technologies. This technology is incorporated into products within each of the Company’s operating segments.

Customers continue to adopt technology integrated in the John Deere portfolio of “smart” machines, systems, and solutions. The Company expects this trend to persist for the foreseeable future.

Demand for the Company’s equipment remains strong, as order books are full through a majority of 2023. Agricultural fundamentals are expected to remain solid into 2023, and retail demand will comprise most of 2023 sales. The North American retail customer fleet age of combines and large tractors remains above average, and dealer inventories are historically low due to the manufacturing and supply chain constraints over the past few years. The Company expects the replenishment of dealer stock inventory to occur in 2024. Crop prices remain favorable to our customers in part due to low stock-to-use ratios for key grains. The Company expects to sell more large agricultural equipment in 2023 than 2022 in North America, Europe, and South America. Demand for small agricultural equipment remains stable, while turf and utility equipment product sales are expected to be lower due to the overall U.S. economic conditions. Construction equipment markets are forecasted to be steady. Rental fleets replenishment, the energy industry, and U.S. infrastructure spend are expected to offset moderation in residential home construction. Roadbuilding demand remains strongest in the U.S., largely offset by softening demand in Europe and parts of Asia. Net income for the Company’s financial services operations is expected to be lower than fiscal year 2022 due to less-favorable financing spreads as a result of heightened interest rates, higher selling, administrative and general expenses, and lower gains on operating-lease dispositions, partially offset by higher average portfolio balances.

Additional Trends – The Company experienced supply chain disruptions and inflationary pressures in 2022. These trends continued into 2023. While these are two distinct issues and discussed separately below, their impact may be intertwined.

Supply chain disruptions impacted many aspects of the business, including parts availability, increased production costs, and higher inventory levels. Past due deliveries from suppliers were at elevated levels during 2022. Although past due deliveries remain elevated, the Company experienced improvement during the first quarter of 2023. The reduction in supply chain disruptions contributed to higher levels of production. The Company implemented the following mitigation efforts to minimize the impact of supply chain disruptions on its ability to meet customer demand:

•Worked with the supply base to obtain allocations and improve on-time deliveries of parts.

•Multi-sourced some parts and materials.

•Provided resources to suppliers to address constraints.

•Entered into long-term contracts for some critical components.

•Utilized alternative freight carriers to expedite delivery.

While supply chain disruptions are expected to persist into 2023, the Company is working diligently to secure the parts and components that customers need to deliver essential food and infrastructure more profitably and sustainably. Although the Company experienced some improvement in this area during the first quarter of 2023, concerns remain and this issue could impact our ability to meet customer demand in the remainder of 2023.

Inflation has continued to be a pervasive feature in 2023, increasing the cost of purchased components, energy, salaries, and wages. Higher costs due to general business inflation were offset by price realization, which mitigated the impact of inflation on the Company’s operating results. The Company expects inflation to continue in 2023 resulting in higher costs. If customers are unwilling to accept increases in cost of John Deere products, or the Company is otherwise unable to offset increases in production costs, inflation could have an adverse effect on the Company’s operations and financial condition.

Central bank policy interest rates increased in the first quarter of 2023 and are projected to continue to increase during 2023 but at a moderating pace compared to 2022. Most retail receivables are fixed rate, while wholesale financing receivables are floating rate. The Company has both fixed and floating rate borrowings. The Company manages the risk of interest rate fluctuations by balancing the types and amounts of its funding sources to its financing receivable and equipment on operating lease portfolios. Accordingly, the Company enters into interest rate swap agreements to manage its interest rate exposure. Historically, rising interest rates impact the Company’s borrowings sooner than the benefit is realized from the financing receivable and equipment on operating lease portfolios. As a result, the Company’s financial services operations experienced $53 million (after-tax) of less favorable financing spreads in the first quarter of 2023 compared to 2022. The Company expects spread compression to persist during 2023.

Supply chain disruptions, inflationary pressures, and rising interest rates are driven by factors outside of the Company’s control, and as a result, the Company cannot reasonably foresee when these conditions will subside.

Items of Concern and Uncertainties – Other items of concern include global and regional political conditions, economic and trade policies, imposition of new or retaliatory tariffs against certain countries or covering certain products, post-pandemic effects, capital market disruptions, changes in demand and pricing for new and used equipment, significant fluctuations in foreign currency exchange rates, and volatility in the prices of many commodities. These items could impact the Company’s results. The Company is making investments in technology and in strengthening its capabilities in digital, automation, autonomy, and alternative propulsion technologies. As with most technology investments, marketplace adoption and monetization of these features holds an elevated level of uncertainty.

2023 Compared with 2022

	Three Months Ended
Deere & Company	January 29	January 30
(In millions of dollars, except per share amounts)	2023	2022
Net sales and revenues	$12,652	$9,569
Net income attributable to Deere & Company	1,959	903
Diluted earnings per share	6.55	2.92

Net income in the first quarter of 2022 was impacted by special items. See Note 20 for additional details. The discussion of net sales and operating profit is included in the Business Segment Results below.

An explanation of the cost of sales to net sales ratio and other significant statement of consolidated income changes follows:

	Three Months Ended
Deere & Company	January 29	January 30
(In millions of dollars)	2023	2022	% Change
Cost of sales to net sales	69.6%	78.5%

Other income	$256	$238	+8
Research and development expenses	495	402	+23
Selling, administrative and general expenses	952	781	+22
Other operating expenses	299	311	-4
Provision for income taxes	537	250	+115

The cost of sales ratio decreased due to price realization, partially offset by higher production costs. Inefficiencies due to the delayed ratification of the UAW labor agreement and contract-ratification bonus costs affected the prior period cost of sales ratio (see Note 20). Research and development expenses were higher due to continued focus on developing and incorporating technology solutions. Selling, administrative and general expenses increased mostly due to higher employee pay driven by inflationary conditions and profit-sharing incentives. The provision for income taxes was higher as a result of higher pretax income.

Business Segment Results

For the equipment operations, higher production costs were mostly due to elevated cost of purchased components, energy, salaries, and wages.

	Three Months Ended
Production and Precision Agriculture	January 29	January 30
(In millions of dollars)	2023	2022	% Change
Net sales	$5,198	$3,356	+55
Operating profit	1,208	296	+308
Operating margin	23.2%	8.8%
Price realization			+22
Currency translation			-1

Production and precision agriculture sales increased for the quarter as a result of higher shipment volumes (primarily in the U.S., Canada, and Latin America) and price realization in most end markets. Operating profit improved primarily due to price realization and improved shipment volume / mix as a result of improved supply chain conditions. These items were partially offset by higher production costs and increased selling, administrative and general expenses and research and development expenses. The UAW contract-ratification bonus costs affected the prior period.

Production & Precision Agriculture Operating Profit

First Quarter 2023 Compared to First Quarter 2022

$ in millions

$296
$613
$741
($46)
($15)
($256)
($127)
$53
($51)
$1,208
First Quarter 2022
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Special Items
Other
First Quarter 2023

	Three Months Ended
Small Agriculture and Turf	January 29	January 30
(In millions of dollars)	2023	2022	% Change
Net sales	$3,001	$2,631	+14
Operating profit	447	371	+20
Operating margin	14.9%	14.1%
Price realization			+11
Currency translation			-4

Small agriculture and turf sales increased for the quarter due to price realization in most end markets and higher shipment volumes (primarily in the U.S., Canada, India, and Mexico), partially offset by the negative effects of foreign currency translation mostly due to a stronger U.S. dollar. Operating profit improved primarily as a result of price realization and improved shipment volumes due to improved supply chain conditions. These items were partially offset by higher production costs, increased selling, administrative and general expenses and research and development expenses, and the unfavorable effects of foreign currency exchange.

Small Agriculture & Turf Operating Profit

First Quarter 2023 Compared to First Quarter 2022

$ in millions

$371
$64
$300
($18)
($1)
($185)
($49)
$9
($44)
$447
First Quarter 2022
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Special Items
Other
First Quarter 2023

	Three Months Ended
Construction and Forestry	January 29	January 30
(In millions of dollars)	2023	2022	% Change
Net sales	$3,203	$2,544	+26
Operating profit	625	272	+130
Operating margin	19.5%	10.7%
Price realization			+13
Currency translation			-3

Construction and forestry sales moved higher for the quarter primarily due to higher shipment volumes (primarily in the U.S. and Brazil) and price realization, partially offset by the negative effects of foreign currency translation from a stronger U.S. dollar. Operating profit improved due to price realization and improved shipment volumes as a result of improved supply chain conditions, partially offset by higher production costs. The UAW contract-ratification bonus costs affected the prior period.

Construction & Forestry Operating Profit

First Quarter 2023 Compared to First Quarter 2022

$ in millions

$272
$148
$343
$27
($2)
($187)
($24)
$28
$20
$625
First Quarter 2022
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Special Items
Other
First Quarter 2023

	Three Months Ended
Financial Services	January 29	January 30
(In millions of dollars)	2023	2022	% Change
Revenue (including intercompany)	$1,244	$916	+36
Interest expense	442	158	+180
Net income	185	231	-20

The average balance of receivables and leases financed was 15 percent higher in the first three months of 2023, compared with the same period last year. Revenue also increased due to higher average financing rates. Interest expense increased in the first quarter of 2023 as a result of higher average borrowing rates and higher average borrowings. Net income for the quarter decreased mainly due to less favorable financing spreads as a result of heightened interest rates, higher selling, administrative and general expenses, and lower gains on operating lease dispositions, partially offset by income earned on higher average portfolio balances.

Critical Accounting Estimates

See the Company’s critical accounting estimates discussed in the Management’s Discussion and Analysis of the most recently filed Annual Report on Form 10-K. There have been no material changes to these policies.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity, Key Metrics and Balance Sheet Data

The Company has access to most global markets at a reasonable cost. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and bank lines of credit. The Company closely monitors its liquidity sources against the cash requirements and expects to have sufficient sources of global funding and liquidity to meet its funding needs in the short term (next 12 months) and long term (beyond 12 months). The Company operates in multiple industries, which have different funding requirements. The production and precision agriculture, small agriculture and turf, and construction and forestry segments are capital intensive and are typically subject to seasonal variations in financing requirements for inventories and certain receivables from dealers. However, the patterns of seasonality in inventory have been affected by increases in production rates and supply chain disruptions experienced during fiscal year 2022, which continue to impact inventory levels during 2023. The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.

Key metrics are provided in the following table, in millions of dollars:

	January 29	October 30	January 30
	2023	2022	2022
Cash, cash equivalents, and marketable securities	$4,828	$5,508	$5,207

Trade accounts and notes receivable – net	7,609	6,410	4,855
Ratio to prior 12 month’s net sales	15%	13%	12%

Inventories	10,056	8,495	7,935
Ratio to prior 12 month’s cost of sales	27%	24%	26%

Unused credit lines	1,581	3,284	5,865

Financial Services:
Ratio of interest-bearing debt to stockholder’s equity	8.2 to 1	8.5 to 1	7.4 to 1

The reduction in unused credit lines in 2023 compared to both prior periods relates to an increase in commercial paper outstanding to support working capital requirements. The Company forecasts higher operating cash flows in 2023 driven by an increase in net income adjusted for non-cash provisions and a favorable change in working capital.

There have been no material changes to the contractual and other cash requirements identified in the Company’s most recently issued Annual Report on Form 10-K.

Cash Flows

	Three Months Ended
(In millions of dollars)	January 29, 2023	January 30, 2022
Net cash used for operating activities	$(1,246)	$(2,553)
Net cash provided by investing activities	760	648
Net cash used for financing activities	(339)	(1,577)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	62	(74)
Net decrease in cash, cash equivalents, and restricted cash	$(763)	$(3,556)

Cash outflows from consolidated operating activities in the first three months of 2023 were $1,246 million. This resulted mainly from a working capital change, partially offset by net income adjusted for non-cash provisions. Cash inflows from investing activities were $760 million in the first three months of this year. The primary drivers were collections of receivables (excluding receivables related to sales) exceeding the cost of receivables acquired and a change in collateral on derivatives – net, partially offset by purchases of property and equipment. Cash outflows from financing activities were $339 million in the first three months of 2023. Cash, cash equivalents, and restricted cash decreased by $763 million during the first three months of this year.

Trade Accounts and Notes Receivable – Trade accounts and notes receivable arise from sales of goods to customers. Trade receivables increased by $1,199 million during the first three months of 2023, mostly due to a seasonal increase. These receivables increased $2,754 million, compared to a year ago, due to higher shipment volumes. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at each of January 29, 2023, October 30, 2022, and January 30, 2022.

Financing Receivables and Equipment on Operating Leases – Financing receivables and equipment on operating leases consist of retail notes originated in connection with financing of new and used equipment, operating leases, revolving charge accounts, sales-type and direct financing leases, and wholesale notes. Financing receivables and equipment on operating leases decreased by $720 million during the first quarter of 2023, primarily due to seasonal payments, and increased by $5,142 million in the past 12 months, due to strong retail sales. Total acquisition volumes of financing receivables and equipment on operating leases were 31 percent higher in the first three months of 2023, compared with the same period last year, as volumes of wholesale notes, operating leases, retail notes, and revolving charge accounts were higher, while finance leases were lower compared to January 30, 2022.

Inventories – Inventories increased by $1,561 million during the first three months, primarily due to a seasonal increase. Inventories increased $2,121 million, compared to a year ago, due to higher forecasted shipment volumes and supply chain disruptions, partially offset by the effect of foreign currency translation. A majority of these inventories are valued on the last-in, first-out (LIFO) method.

Property and Equipment – Property and equipment cash expenditures in the first three months of 2023 were $315 million, compared with $193 million in the same period last year. Capital expenditures in 2023 are estimated to be approximately $1,400 million.

Accounts Payable and Accrued Expenses – Decreased by $1,714 million in the first three months of 2023, primarily due to a decrease in accrued expenses associated with dealer sales discounts, employee benefits, and derivative liabilities. Accounts payable and accrued expenses increased $2,457 million compared to a year ago, due to an increase in accrued expenses associated with derivative liabilities, accrued taxes, and employee benefits, and an increase in accounts payable associated with trade payables.

Borrowings – Total external borrowings increased by $2,165 million in the first three months of 2023 and increased $6,754 million compared to a year ago, generally corresponding with the level of the receivable and the lease portfolio, as well as other working capital requirements.

John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 9). The facility was renewed in November 2022 with an expiration in November 2023 and increased the total capacity or “financing limit” from $1,000 million to $1,500 million. At January 29, 2023, $786 million of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.

In the first three months of 2023, the financial services operations retired $849 million of retail note securitization borrowings, which are presented in “Increase (decrease) in total short-term borrowings.”

Lines of Credit – The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $8,327 million at January 29, 2023, $1,581 million of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines at January 29, 2023 was a 364-day credit facility agreement of $3,000 million, expiring in the second quarter of 2023. In addition, total credit lines included long-term credit facility agreements of $2,500 million, expiring in the second quarter of 2026, and $2,500 million, expiring in the second quarter of 2027. These credit agreements require Capital Corporation and other parts of the Company to maintain certain performance metrics and liquidity targets. The Company expects to extend the terms of these credit facilities. All of these requirements of the credit agreements have been met during the periods included in the financial statements.

Debt Ratings – To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell, or hold Company securities. A credit rating agency may change or withdraw ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets. The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company securities by the rating agencies engaged by the Company are as follows:

Senior
	Long-Term	Short-Term	Outlook
Fitch Ratings	A+	F1	Stable
Moody’s Investors Service, Inc.	A2	Prime-1	Positive
Standard & Poor’s	A	A-1	Stable

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

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, the Company expressly disclaims any obligation to update or revise its forward-looking statements. Many factors could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	changes in U.S. and international laws, regulations, and policies relating to trade, spending, taxing, banking, monetary, environmental (including climate change and engine emission), and farming policies;
●	political, economic, and social instability of the geographies in which the Company operates;
●	wars and other conflicts, including the current conflict between Russia and Ukraine, and natural disasters;
●	adverse macroeconomic conditions, including unemployment, inflation, rising interest rates, changes in consumer practices due to slower economic growth or possible recession, and liquidity constraints;
●	growth and sustainability of non-food uses for crops (including ethanol and biodiesel production);
●	the Company’s ability to execute business strategies, including the Company’s Smart Industrial operating model, Leap Ambitions, and mergers and acquisitions;
●	the ability to understand and meet its customers’ changing expectations and demand for John Deere products;
●	accurately forecasting customer demand for products and services and adequately managing inventory;
●	changes to governmental communications channels (radio frequency technology);
●	gaps or limitations in rural broadband coverage, capacity, and speed needed to support technology solutions;
●	the Company’s ability to adapt in highly competitive markets;
●	dealer practices and their ability to manage distribution of John Deere products and support and service precision technology solutions;
●	changes in climate patterns and unfavorable weather events;
●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for our products;
●	changes in the Company’s credit ratings, and failure to comply with financial covenants in credit agreements could impact access to funding;
●	availability and price of raw materials, components, and whole goods;
●	delays or disruptions in the Company’s supply chain;
●	labor relations and contracts, including work stoppages and other disruptions;
●	the ability to attract, develop, engage, and retain qualified personnel;
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and its products;
●	loss of or challenges to intellectual property rights;
●	compliance with evolving U.S. and foreign laws, including economic sanctions, data privacy, and environmental laws and regulations;
●	legislation introduced or enacted that could affect the Company’s business model and intellectual property, such as so-called right to repair or right to modify legislation;
●	investigations, claims, lawsuits, or other legal proceedings;
●	events that damage the Company’s reputation or brand;
●	world grain stocks, available farm acres, soil conditions, harvest yields, prices for commodities and livestock, input costs (e.g., fertilizer), and availability of transport for crops; and
●	housing starts and supply, real estate and housing prices, levels of public and non-residential construction, and infrastructure investment.

Further information concerning the Company and its businesses, including factors that could materially affect the Company’s financial results, is included in the Company’s other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K).

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENTS OF INCOME
For the Three Months Ended January 29, 2023 and January 30, 2022
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2023	2022	2023	2022	2023	2022	2023	2022
Net Sales and Revenues
Net sales	$11,402	$8,531					$11,402	$8,531
Finance and interest income	114	34	$1,067	$829	$(187)	$(63)	994	800	[1]
Other income	234	217	177	87	(155)	(66)	256	238	[2,3]
Total	11,750	8,782	1,244	916	(342)	(129)	12,652	9,569

Costs and Expenses
Cost of sales	7,940	6,696			(6)	(1)	7,934	6,695	[4]
Research and development expenses	495	402					495	402
Selling, administrative and general expenses	783	657	172	126	(3)	(2)	952	781	[4]
Interest expense	101	90	442	158	(64)	(19)	479	229	[5]
Interest compensation to Financial Services	123	44			(123)	(44)			[5]
Other operating expenses	53	39	392	335	(146)	(63)	299	311	[6,7]
Total	9,495	7,928	1,006	619	(342)	(129)	10,159	8,418

Income before Income Taxes	2,255	854	238	297			2,493	1,151
Provision for income taxes	483	182	54	68			537	250

Income after Income Taxes	1,772	672	184	229			1,956	901
Equity in income of unconsolidated affiliates		1	1	2			1	3

Net Income	1,772	673	185	231			1,957	904
Less: Net income (loss) attributable to noncontrolling interests	(2)	1					(2)	1
Net Income Attributable to Deere & Company	$1,774	$672	$185	$231			$1,959	$903

1 Elimination of financial services’ interest income earned from equipment operations.

2 Elimination of equipment operations’ margin from inventory transferred to equipment on operating leases.

3 Elimination of financial services’ income related to intercompany guarantees of investments in certain international markets and intercompany service revenue.

4 Elimination of intercompany service fees.

5 Elimination of equipment operations’ interest expense to financial services.

6 Elimination of financial services’ lease depreciation expense related to inventory transferred to equipment on operating leases.

7 Elimination of equipment operations’ expense related to intercompany guarantees of investments in certain international markets and intercompany service expenses.

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEETS
(In millions of dollars) Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	Jan 29	Oct 30	Jan 30	Jan 29	Oct 30	Jan 30	Jan 29	Oct 30	Jan 30	Jan 29	Oct 30	Jan 30
	2023	2022	2022	2023	2022	2022	2023	2022	2022	2023	2022	2022
Assets
Cash and cash equivalents	$2,665	$3,767	$3,596	$1,311	$1,007	$876				$3,976	$4,774	$4,472
Marketable securities	18	61	2	834	673	733				852	734	735
Receivables from Financial Services	5,348	6,569	5,307				$(5,348)	$(6,569)	$(5,307)				[8]
Trade accounts and notes receivable – net	1,342	1,273	996	7,827	6,434	4,843	(1,560)	(1,297)	(984)	7,609	6,410	4,855	[9]
Financing receivables – net	51	47	56	36,831	36,587	33,135				36,882	36,634	33,191
Financing receivables securitized – net			9	5,089	5,936	3,507				5,089	5,936	3,516
Other receivables	1,583	1,670	1,818	489	832	153	(80)	(10)	(35)	1,992	2,492	1,936	[9]
Equipment on operating leases – net				6,502	6,623	6,624				6,502	6,623	6,624
Inventories	10,056	8,495	7,935							10,056	8,495	7,935
Property and equipment – net	6,178	6,021	5,629	34	35	36				6,212	6,056	5,665
Goodwill	3,891	3,687	3,192							3,891	3,687	3,192
Other intangible assets – net	1,255	1,218	1,209							1,255	1,218	1,209
Retirement benefits	3,728	3,666	3,095	67	66	65	(2)	(2)	(2)	3,793	3,730	3,158	[10]
Deferred income taxes	1,015	940	1,095	53	45	50	(154)	(161)	(222)	914	824	923	[11]
Other assets	1,936	1,794	1,730	684	626	477	(23)	(3)	(4)	2,597	2,417	2,203	[9]
Total Assets	$39,066	$39,208	$35,669	$59,721	$58,864	$50,499	$(7,167)	$(8,042)	$(6,554)	$91,620	$90,030	$79,614

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$969	$1,040	$1,516	$13,160	$11,552	$9,474				$14,129	$12,592	$10,990
Short-term securitization borrowings			8	4,864	5,711	3,474				4,864	5,711	3,482
Payables to Equipment Operations				5,348	6,569	5,307	$(5,348)	$(6,569)	$(5,307)				[8]
Accounts payable and accrued expenses	11,819	12,962	9,704	2,952	3,170	1,970	(1,663)	(1,310)	(1,023)	13,108	14,822	10,651	[9]
Deferred income taxes	404	380	425	269	276	353	(154)	(161)	(222)	519	495	556	[11]
Long-term borrowings	8,155	7,917	8,760	26,916	25,679	24,078				35,071	33,596	32,838
Retirement benefits and other liabilities	2,384	2,351	3,182	111	108	109	(2)	(2)	(2)	2,493	2,457	3,289	[10]
Total liabilities	23,731	24,650	23,595	53,620	53,065	44,765	(7,167)	(8,042)	(6,554)	70,184	69,673	61,806

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	100	92								100	92

Stockholders’ Equity
Total Deere & Company stockholders’ equity	21,332	20,262	17,804	6,101	5,799	5,734	(6,101)	(5,799)	(5,734)	21,332	20,262	17,804	[12]
Noncontrolling interests	4	3	4							4	3	4
Financial Services’ equity	(6,101)	(5,799)	(5,734)				6,101	5,799	5,734				[12]
Adjusted total stockholders’ equity	15,235	14,466	12,074	6,101	5,799	5,734				21,336	20,265	17,808
Total Liabilities and Stockholders’ Equity	$39,066	$39,208	$35,669	$59,721	$58,864	$50,499	$(7,167)	$(8,042)	$(6,554)	$91,620	$90,030	$79,614

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF CASH FLOWS
For the Three Months Ended January 29, 2023 and January 30, 2022
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2023	2022	2023	2022	2023	2022	2023	2022
Cash Flows from Operating Activities
Net income	$1,772	$673	$185	$231			$1,957	$904
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	1	(2)	(131)	2			(130)
Provision for depreciation and amortization	279	257	252	266	$(37)	$(37)	494	486	[13]
Share-based compensation expense					23	18	23	18	[14]
Distributed earnings of Financial Services	3	42			(3)	(42)			[15]
Provision (credit) for deferred income taxes	(39)	223	(17)	(13)			(56)	210
Changes in assets and liabilities:
Trade, notes, and financing receivables related to sales	(23)	158			(992)	(264)	(1,015)	(106)	[16,18,19]
Inventories	(1,254)	(1,277)			(25)	(20)	(1,279)	(1,297)	[17]
Accounts payable and accrued expenses	(1,458)	(1,346)	145	(66)	(264)	(142)	(1,577)	(1,554)	[18]
Accrued income taxes payable/receivable	192	(192)	7	8			199	(184)
Retirement benefits	(49)	(1,012)	1	2			(48)	(1,010)
Other	17	(12)	163	(19)	6	11	186	(20)	[13,14,17]
Net cash provided by (used for) operating activities	(559)	(2,488)	605	411	(1,292)	(476)	(1,246)	(2,553)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			7,495	6,845	(297)	(410)	7,198	6,435	[16]
Proceeds from sales of equipment on operating leases			497	479			497	479
Cost of receivables acquired (excluding receivables related to sales)			(6,375)	(5,719)	53	116	(6,322)	(5,603)	[16]
Acquisitions of businesses, net of cash acquired		(24)						(24)
Purchases of property and equipment	(315)	(193)					(315)	(193)
Cost of equipment on operating leases acquired			(531)	(419)	34	28	(497)	(391)	[17]
Increase in trade and wholesale receivables			(1,499)	(684)	1,499	684			[16]
Collateral on derivatives – net		4	345	(17)			345	(13)
Other	(9)	(22)	(137)	(36)		16	(146)	(42)	[19]
Net cash provided by (used for) investing activities	(324)	(235)	(205)	449	1,289	434	760	648

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(136)	123	833	(1,141)			697	(1,018)
Change in intercompany receivables/payables	1,469	150	(1,469)	(150)
Proceeds from long-term borrowings	1	18	2,504	2,335			2,505	2,353
Payments of long-term borrowings		(124)	(1,925)	(1,816)			(1,925)	(1,940)
Proceeds from issuance of common stock	21	11					21	11
Repurchases of common stock	(1,257)	(623)					(1,257)	(623)
Dividends paid	(341)	(327)	(3)	(42)	3	42	(341)	(327)	[15]
Other	(27)	(22)	(12)	(11)			(39)	(33)
Net cash used for financing activities	(270)	(794)	(72)	(825)	3	42	(339)	(1,577)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	48	(75)	14	1			62	(74)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(1,105)	(3,592)	342	36			(763)	(3,556)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,781	7,200	1,160	925			4,941	8,125
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,676	$3,608	$1,502	$961			$4,178	$4,569

Components of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$2,665	$3,596	$1,311	$876			$3,976	$4,472
Restricted cash (Other assets)	11	12	191	85			202	97
Total cash, cash equivalents, and restricted cash	$2,676	$3,608	$1,502	$961			$4,178	$4,569

13 Elimination of depreciation on leases related to inventory transferred to equipment on operating leases.

14 Reclassification of share-based compensation expense.

15 Elimination of dividends from financial services to the equipment operations, which are included in the equipment operations’ operating activities.

16 Primarily reclassification of receivables related to the sale of equipment.

17 Reclassification of direct lease agreements with retail customers.

18 Reclassification of sales incentive accruals on receivables sold to financial services.

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

Item 4.  CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of January 29, 2023, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the first quarter of 2023, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s purchases of its common stock during the first quarter of 2023 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased (2)	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Per Share	(thousands)	(millions)
Oct 31 to Nov 27	569	$402.45	569	47.8
Nov 28 to Dec 25	1,831	436.23	1,774	46.0
Dec 26 to Jan 29	538	427.11	538	45.4
Total	2,938		2,881
(1)	The Company has a share repurchase plan that was announced in December 2019 to purchase up to $8,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be purchased under the December 2019 plan was 2.4 million shares based on the end of the first quarter 2023 closing share price of $418.18 per share. At the end of the first quarter of 2023, $995 million of common stock remains to be purchased under the December 2019 plan. In December 2022, the Board of Directors authorized the repurchase of up to $18,000 million of additional common stock. Based on the first quarter 2023 closing share price, the maximum number of shares that may be repurchased under the December 2022 plan was 43.0 million shares.
(2)	In the first quarter of 2023, 57 thousand shares were acquired from plan participants at a market price to pay payroll taxes on certain restricted stock awards. The shares were valued at a weighted-average market price of $434.88.

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

3.1	Certificate of Incorporation (Exhibit 3.1 to Form 10-Q of registrant for the quarter ended July 28, 2019, Securities and Exchange Commission File Number 1-4121*)

3.2	Bylaws, as amended (Exhibit 3.1 to Form 8-K of registrant filed on December 3, 2020, Securities and Exchange Commission File Number 1-4121*)

10.1	John Deere ERISA Supplementary Pension Benefit Plan, as amended October 31, 2022

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications (furnished herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	February 23, 2023	By:	/s/ Joshua A. Jepsen
Joshua A. Jepsen Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)