Form 10-Q
period 2023-04-30
DEERE & CO
filed 2023-06-01
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

or

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

Yes ☐ No ☒

At April 30, 2023, 293,192,141 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENTS OF CONSOLIDATED INCOME
For the Three and Six Months Ended April 30, 2023 and May 1, 2022
(In millions of dollars and shares except per share amounts) Unaudited
	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Net Sales and Revenues
Net sales	$16,079	$12,034	$27,481	$20,565
Finance and interest income	1,079	796	2,073	1,595
Other income	229	540	484	779
Total	17,387	13,370	30,038	22,939

Costs and Expenses
Cost of sales	10,730	8,918	18,663	15,613
Research and development expenses	547	453	1,043	855
Selling, administrative and general expenses	1,330	932	2,283	1,713
Interest expense	569	187	1,049	417
Other operating expenses	363	328	660	638
Total	13,539	10,818	23,698	19,236

Income of Consolidated Group before Income Taxes	3,848	2,552	6,340	3,703
Provision for income taxes	991	461	1,528	710

Income of Consolidated Group	2,857	2,091	4,812	2,993
Equity in income of unconsolidated affiliates	2	6	3	8

Net Income	2,859	2,097	4,815	3,001
Less: Net loss attributable to noncontrolling interests	(1)	(1)	(4)
Net Income Attributable to Deere & Company	$2,860	$2,098	$4,819	$3,001

Per Share Data
Basic	$9.69	$6.85	$16.26	$9.78
Diluted	9.65	6.81	16.18	9.72
Dividends declared	1.25	1.05	2.45	2.10
Dividends paid	1.20	1.05	2.33	2.10

Average Shares Outstanding
Basic	295.1	306.2	296.3	306.8
Diluted	296.5	308.1	297.8	308.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three and Six Months Ended April 30, 2023 and May 1, 2022
(In millions of dollars) Unaudited
	Three Months Ended		Six Months Ended
	2023	2022	2023	2022

Net Income	$2,859	$2,097	$4,815	$3,001

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(247)	129	(258)	(216)
Cumulative translation adjustment	100	(248)	781	(515)
Unrealized gain (loss) on derivatives	(18)	28	(31)	42
Unrealized gain (loss) on debt securities	(1)	(48)	26	(63)
Other Comprehensive Income (Loss), Net of Income Taxes	(166)	(139)	518	(752)

Comprehensive Income of Consolidated Group	2,693	1,958	5,333	2,249
Less: Comprehensive income (loss) attributable to noncontrolling interests	1	(5)	6	(4)
Comprehensive Income Attributable to Deere & Company	$2,692	$1,963	$5,327	$2,253

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars) Unaudited
	April 30	October 30	May 1
	2023	2022	2022
Assets
Cash and cash equivalents	$5,267	$4,774	$3,878
Marketable securities	856	734	682
Trade accounts and notes receivable – net	9,971	6,410	6,258
Financing receivables – net	38,954	36,634	34,085
Financing receivables securitized – net	5,659	5,936	4,073
Other receivables	2,593	2,492	2,306
Equipment on operating leases – net	6,524	6,623	6,465
Inventories	9,713	8,495	9,030
Property and equipment – net	6,288	6,056	5,715
Goodwill	3,963	3,687	3,812
Other intangible assets – net	1,222	1,218	1,352
Retirement benefits	3,519	3,730	3,059
Deferred income taxes	1,308	824	1,104
Other assets	2,510	2,417	2,280
Total Assets	$98,347	$90,030	$84,099

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$17,109	$12,592	$12,413
Short-term securitization borrowings	5,379	5,711	4,006
Accounts payable and accrued expenses	14,716	14,822	12,679
Deferred income taxes	511	495	584
Long-term borrowings	35,611	33,596	32,447
Retirement benefits and other liabilities	2,520	2,457	2,964
Total liabilities	75,846	69,673	65,093

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	102	92	99

Stockholders’ Equity
Common stock, $1 par value (issued shares at April 30, 2023 – 536,431,204)	5,227	5,165	5,117
Common stock in treasury	(26,630)	(24,094)	(21,727)
Retained earnings	46,336	42,247	38,805
Accumulated other comprehensive income (loss)	(2,538)	(3,056)	(3,291)
Total Deere & Company stockholders’ equity	22,395	20,262	18,904
Noncontrolling interests	4	3	3
Total stockholders’ equity	22,399	20,265	18,907
Total Liabilities and Stockholders’ Equity	$98,347	$90,030	$84,099

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Six Months Ended April 30, 2023 and May 1, 2022
(In millions of dollars) Unaudited
	2023	2022
Cash Flows from Operating Activities
Net income	$4,815	$3,001
Adjustments to reconcile net income to net cash used for operating activities:
Provision (credit) for credit losses	(89)	45
Provision for depreciation and amortization	995	933
Impairments and other adjustments	173	77
Share-based compensation expense	54	44
Gain on remeasurement of previously held equity investment		(326)
Provision (credit) for deferred income taxes	(377)	37
Changes in assets and liabilities:
Receivables related to sales	(4,407)	(1,535)
Inventories	(982)	(2,265)
Accounts payable and accrued expenses	(313)	(443)
Accrued income taxes payable/receivable	(96)	(139)
Retirement benefits	(68)	(1,020)
Other	148	(171)
Net cash used for operating activities	(147)	(1,762)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	12,593	11,190
Proceeds from sales of equipment on operating leases	993	1,035
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold	36
Cost of receivables acquired (excluding receivables related to sales)	(13,451)	(11,971)
Acquisitions of businesses, net of cash acquired	(41)	(473)
Purchases of property and equipment	(584)	(346)
Cost of equipment on operating leases acquired	(1,229)	(1,004)
Collateral on derivatives - net	367	(248)
Other	(178)	(71)
Net cash used for investing activities	(1,494)	(1,888)

Cash Flows from Financing Activities
Increase in total short-term borrowings	3,992	812
Proceeds from long-term borrowings	4,868	4,298
Payments of long-term borrowings	(3,567)	(3,625)
Proceeds from issuance of common stock	30	50
Repurchases of common stock	(2,546)	(1,226)
Dividends paid	(697)	(649)
Other	(63)	(46)
Net cash provided by (used for) financing activities	2,017	(386)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	70	(110)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	446	(4,146)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	4,941	8,125
Cash, Cash Equivalents, and Restricted Cash at End of Period	$5,387	$3,979

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$5,267	$3,878
Restricted cash (Other assets)	120	101
Total Cash, Cash Equivalents, and Restricted Cash	$5,387	$3,979

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended April 30, 2023 and May 1, 2022
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Three Months Ended May 1, 2022
Balance January 30, 2022	$17,808	$5,066	$(21,139)	$37,029	$(3,152)	$4
Acquisitions							$105
Net income (loss)	2,098			2,098			(1)
Other comprehensive loss	(139)				(139)		(4)
Repurchases of common stock	(603)		(603)
Treasury shares reissued	15		15
Dividends declared	(323)			(322)		(1)
Share based awards and other	51	51					(1)
Balance May 1, 2022	$18,907	$5,117	$(21,727)	$38,805	$(3,291)	$3	$99

Six Months Ended May 1, 2022
Balance October 31, 2021	$18,434	$5,054	$(20,533)	$36,449	$(2,539)	$3
Acquisitions							$105
Net income (loss)	3,002			3,001		1	(1)
Other comprehensive loss	(752)				(752)		(4)
Repurchases of common stock	(1,226)		(1,226)
Treasury shares reissued	32		32
Dividends declared	(646)			(645)		(1)
Share based awards and other	63	63					(1)
Balance May 1, 2022	$18,907	$5,117	$(21,727)	$38,805	$(3,291)	$3	$99

Three Months Ended April 30, 2023
Balance January 29, 2023	$21,336	$5,191	$(25,333)	$43,846	$(2,372)	$4	$100
Net income (loss)	2,861			2,860		1	(2)
Other comprehensive income (loss)	(166)				(166)		2
Repurchases of common stock	(1,301)		(1,301)
Treasury shares reissued	4		4
Dividends declared	(370)			(369)		(1)
Share based awards and other	35	36		(1)			2
Balance April 30, 2023	$22,399	$5,227	$(26,630)	$46,336	$(2,538)	$4	$102

Six Months Ended April 30, 2023
Balance October 30, 2022	$20,265	$5,165	$(24,094)	$42,247	$(3,056)	$3	$92
Net income (loss)	4,820			4,819		1	(5)
Other comprehensive income	518				518		10
Repurchases of common stock	(2,558)		(2,558)
Treasury shares reissued	22		22
Dividends declared	(726)			(725)		(1)
Share based awards and other	58	62		(5)		1	5
Balance April 30, 2023	$22,399	$5,227	$(26,630)	$46,336	$(2,538)	$4	$102

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal year 2023 and 2022 were April 30, 2023 and May 1, 2022, respectively. Both second quarters contained 13 weeks, while both year-to-date periods contained 26 weeks. Unless otherwise stated, references to particular years, quarters, or months refer to the Company’s fiscal years generally ending in October and the associated periods in those fiscal years.

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

(3)  Revenue Recognition

The Company’s net sales and revenues by primary geographic market, major product line, and timing of revenue recognition in millions of dollars follow:

	Three Months Ended April 30, 2023
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$4,058	$2,241	$2,561	$766	$9,626
Canada	546	189	302	153	1,190
Western Europe	758	888	492	31	2,169
Central Europe and CIS	393	212	90	8	703
Latin America	1,543	201	388	106	2,238
Asia, Africa, Oceania, and Middle East	614	469	335	43	1,461
Total	$7,912	$4,200	$4,168	$1,107	$17,387

Major product lines:
Production agriculture	$7,733				$7,733
Small agriculture		$2,952			2,952
Turf		1,099			1,099
Construction			$1,813		1,813
Compact construction			663		663
Roadbuilding			1,134		1,134
Forestry			429		429
Financial products	29	20	12	$1,107	1,168
Other	150	129	117		396
Total	$7,912	$4,200	$4,168	$1,107	$17,387

Revenue recognized:
At a point in time	$7,861	$4,171	$4,146	$27	$16,205
Over time	51	29	22	1,080	1,182
Total	$7,912	$4,200	$4,168	$1,107	$17,387

	Six Months Ended April 30, 2023
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$6,686	$3,906	$4,461	$1,479	$16,532
Canada	906	335	577	303	2,121
Western Europe	1,259	1,452	857	60	3,628
Central Europe and CIS	595	335	165	20	1,115
Latin America	2,780	357	727	201	4,065
Asia, Africa, Oceania, and Middle East	989	869	635	84	2,577
Total	$13,215	$7,254	$7,422	$2,147	$30,038

Major product lines:
Production agriculture	$12,845				$12,845
Small agriculture		$5,146			5,146
Turf		1,818			1,818
Construction			$3,295		3,295
Compact construction			1,136		1,136
Roadbuilding			1,952		1,952
Forestry			785		785
Financial products	60	38	25	$2,147	2,270
Other	310	252	229		791
Total	$13,215	$7,254	$7,422	$2,147	$30,038

Revenue recognized:
At a point in time	$13,109	$7,200	$7,375	$50	$27,734
Over time	106	54	47	2,097	2,304
Total	$13,215	$7,254	$7,422	$2,147	$30,038

	Three Months Ended May 1, 2022
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$2,434	$2,103	$2,108	$569	$7,214
Canada	309	161	355	149	974
Western Europe	536	658	464	25	1,683
Central Europe and CIS	404	151	146	11	712
Latin America	1,126	134	333	73	1,666
Asia, Africa, Oceania, and Middle East	367	399	318	37	1,121
Total	$5,176	$3,606	$3,724	$864	$13,370

Major product lines:
Production agriculture	$5,032				$5,032
Small agriculture		$2,668			2,668
Turf		817			817
Construction			$1,516		1,516
Compact construction			427		427
Roadbuilding			1,017		1,017
Forestry			325		325
Financial products	10	9	6	$864	889
Other	134	112	433		679
Total	$5,176	$3,606	$3,724	$864	$13,370

Revenue recognized:
At a point in time	$5,144	$3,593	$3,707	$26	$12,470
Over time	32	13	17	838	900
Total	$5,176	$3,606	$3,724	$864	$13,370

	Six Months Ended May 1, 2022
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$4,042	$3,541	$3,368	$1,142	$12,093
Canada	448	283	687	301	1,719
Western Europe	1,003	1,190	822	51	3,066
Central Europe and CIS	606	277	341	22	1,246
Latin America	1,902	238	561	141	2,842
Asia, Africa, Oceania, and Middle East	608	751	537	77	1,973
Total	$8,609	$6,280	$6,316	$1,734	$22,939

Major product lines:
Production agriculture	$8,315				$8,315
Small agriculture		$4,600			4,600
Turf		1,444			1,444
Construction			$2,691		2,691
Compact construction			748		748
Roadbuilding			1,709		1,709
Forestry			630		630
Financial products	22	20	11	$1,734	1,787
Other	272	216	527		1,015
Total	$8,609	$6,280	$6,316	$1,734	$22,939

Revenue recognized:
At a point in time	$8,540	$6,247	$6,277	$50	$21,114
Over time	69	33	39	1,684	1,825
Total	$8,609	$6,280	$6,316	$1,734	$22,939

The Company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These relate to extended warranty premiums, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses” in the consolidated balance sheets. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 16, was $1,622 million, $1,423 million, and $1,423 million at April 30, 2023, October 30, 2022, and May 1, 2022, respectively. The contract liability is reduced as the revenue is recognized. During the three months ended April 30, 2023 and May 1, 2022, $129 million and $130 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year. During the six months ended April 30, 2023 and May 1, 2022, $343 million and $395 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year was $1,378 million at April 30, 2023. The estimated revenue to be recognized by fiscal year follows in millions of dollars: remainder of 2023 - $238, 2024 - $376, 2025 - $294, 2026 - $191, 2027 - $111, 2028 - $68 and later years - $100. As permitted, the Company elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are for sales of equipment, service parts, repair services, and certain telematics services.

(4)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) in millions of dollars follow:

	April 30	October 30	May 1
	2023	2022	2022
Retirement benefits adjustment	$(647)	$(389)	$(1,250)
Cumulative translation adjustment	(1,813)	(2,594)	(1,993)
Unrealized gain (loss) on derivatives	(10)	21
Unrealized gain (loss) on debt securities	(68)	(94)	(48)
Total accumulated other comprehensive income (loss)	$(2,538)	$(3,056)	$(3,291)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars. Retirement benefits adjustment reclassifications for actuarial (gain) loss, prior service (credit) cost, and settlements are included in net periodic pension and other postretirement benefit costs (see Note 6).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 30, 2023	Amount	Credit	Amount
Cumulative translation adjustment	$100		$100
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(4)	$1	(3)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(19)	4	(15)
Net unrealized gain (loss) on derivatives	(23)	5	(18)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(2)	1	(1)
Net unrealized gain (loss) on debt securities	(2)	1	(1)
Retirement benefits adjustment:
Net actuarial gain (loss)	(349)	83	(266)
Reclassification of amortized amounts:
Actuarial (gain) loss – Other operating expenses	(20)	5	(15)
Prior service (credit) cost – Other operating expenses	10	(2)	8
Settlements – Other operating expenses	36	(10)	26
Net unrealized gain (loss) on retirement benefits adjustment	(323)	76	(247)
Total other comprehensive income (loss)	$(248)	$82	$(166)

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended April 30, 2023	Amount	Credit	Amount
Cumulative translation adjustment	$771	$10	$781
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(5)	1	(4)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(34)	7	(27)
Net unrealized gain (loss) on derivatives	(39)	8	(31)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	33	(7)	26
Net unrealized gain (loss) on debt securities	33	(7)	26
Retirement benefits adjustment:
Net actuarial gain (loss)	(350)	83	(267)
Reclassification of amortized amounts:
Actuarial (gain) loss – Other operating expenses	(41)	10	(31)
Prior service (credit) cost – Other operating expenses	19	(5)	14
Settlements – Other operating expenses	36	(10)	26
Net unrealized gain (loss) on retirement benefits adjustment	(336)	78	(258)
Total other comprehensive income (loss)	$429	$89	$518

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended May 1, 2022	Amount	Credit	Amount
Cumulative translation adjustment	$(243)	$(5)	$(248)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	35	(7)	28
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	1	(1)
Net unrealized gain (loss) on derivatives	36	(8)	28
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(61)	13	(48)
Net unrealized gain (loss) on debt securities	(61)	13	(48)
Retirement benefits adjustment:
Net actuarial gain (loss)	128	(30)	98
Reclassification of amortized amounts:
Actuarial (gain) loss – Other operating expenses	27	(7)	20
Prior service (credit) cost – Other operating expenses	8	(2)	6
Settlements – Other operating expenses	7	(2)	5
Net unrealized gain (loss) on retirement benefits adjustment	170	(41)	129
Total other comprehensive income (loss)	$(98)	$(41)	$(139)

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended May 1, 2022	Amount	Credit	Amount
Cumulative translation adjustment	$(507)	$(8)	$(515)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	50	(10)	40
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	3	(1)	2
Net unrealized gain (loss) on derivatives	53	(11)	42
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(80)	17	(63)
Net unrealized gain (loss) on debt securities	(80)	17	(63)
Retirement benefits adjustment:
Net actuarial gain (loss) and prior service credit (cost)	(372)	90	(282)
Reclassification of amortized amounts:
Actuarial (gain) loss – Other operating expenses	67	(17)	50
Prior service (credit) cost – Other operating expenses	14	(4)	10
Settlements – Other operating expenses	8	(2)	6
Net unrealized gain (loss) on retirement benefits adjustment	(283)	67	(216)
Total other comprehensive income (loss)	$(817)	$65	$(752)

(5)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions (except per share amounts):

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2023	2022	2023	2022
Net income attributable to Deere & Company	$2,860	$2,098	$4,819	$3,001
Average shares outstanding	295.1	306.2	296.3	306.8
Basic per share	$9.69	$6.85	$16.26	$9.78

Average shares outstanding	295.1	306.2	296.3	306.8
Effect of dilutive share-based compensation	1.4	1.9	1.5	2.0
Total potential shares outstanding	296.5	308.1	297.8	308.8
Diluted per share	$9.65	$6.81	$16.18	$9.72

Shares excluded from EPS calculation, as antidilutive	.2	.2	.1	.1

(6)  Pension and Other Postretirement Employee Benefits

The Company has several defined benefit pension plans and other postretirement employee benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries. The components of net periodic pension and OPEB (benefit) cost consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2023	2022	2023	2022
Pension
Service cost	$64	$94	$124	$179
Interest cost	134	80	267	157
Expected return on plan assets	(220)	(180)	(432)	(362)
Amortization of actuarial (gain) loss	(6)	37	(11)	76
Amortization of prior service cost	10	9	20	16
Settlements	36	7	36	8
Net cost	$18	$47	$4	$74

OPEB
Service cost	$6	$11	$13	$23
Interest cost	45	23	88	49
Expected return on plan assets	(29)	(27)	(58)	(55)
Amortization of actuarial gain	(14)	(10)	(30)	(9)
Amortization of prior service credit		(1)	(1)	(2)
Net (benefit) cost	$8	$(4)	$12	$6

The reduction in the 2023 pension net cost is due to increases in the expected long-term return rates on plan assets and increases in discount rates. The components of net periodic pension and OPEB (benefit) cost excluding the service cost component are included in the line item “Other operating expenses” in the statements of consolidated income.

During the second quarter of 2023, an international pension plan paid a premium to an insurance company to irrevocably transfer the benefit obligations and administration for the majority of its retired participants. The transaction did not impact the benefits to be received by the retired participants. In connection with the transaction, the Company recognized a one-time, non-cash, pre-tax pension settlement charge of $36 million in the second quarter of 2023 related to the accelerated recognition of actuarial losses included within “Accumulated other comprehensive income (loss)” in the statements of changes in consolidated stockholders’ equity.

(7)  Segment Reporting

Worldwide net sales and revenues, operating profit, and identifiable assets by segment were as follows in millions of dollars:

	Three Months Ended			Six Months Ended
	April 30	May 1%		April 30	May 1%
	2023	2022	Change	2023	2022	Change
Net sales and revenues:
Production & precision ag net sales	$7,822	$5,117	+53	$13,021	$8,473	+54
Small ag & turf net sales	4,145	3,570	+16	7,146	6,201	+15
Construction & forestry net sales	4,112	3,347	+23	7,314	5,891	+24
Financial services revenues	1,107	864	+28	2,147	1,734	+24
Other revenues	201	472	-57	410	640	-36
Total net sales and revenues	$17,387	$13,370	+30	$30,038	$22,939	+31
Operating profit:
Production & precision ag	$2,170	$1,057	+105	$3,378	$1,353	+150
Small ag & turf	849	520	+63	1,296	891	+45
Construction & forestry	838	814	+3	1,463	1,085	+35
Financial services	41	279	-85	279	577	-52
Total operating profit	3,898	2,670	+46	6,416	3,906	+64
Reconciling items	(47)	(111)	-58	(69)	(195)	-65
Income taxes	(991)	(461)	+115	(1,528)	(710)	+115
Net income attributable to Deere & Company	$2,860	$2,098	+36	$4,819	$3,001	+61

Intersegment sales and revenues:
Production & precision ag net sales	$8	$6	+33	$12	$10	+20
Small ag & turf net sales	4	4		7	6	+17
Construction & forestry net sales
Financial services revenues	190	87	+118	395	133	+197

Operating profit for production and precision ag, small ag and turf, and construction and forestry is income from continuing operations before reconciling items and income taxes. Operating profit of the financial services segment includes the effect of interest expense and foreign exchange gains and losses. Reconciling items to net income are primarily corporate expenses, certain external interest expenses, certain foreign exchange gains and losses, pension and OPEB benefit amounts excluding the service cost component, equity in income of unconsolidated affiliates, and net income attributable to noncontrolling interests.

	April 30	October 30	May 1
	2023	2022	2022
Identifiable assets:
Production & precision ag	$9,504	$8,414	$8,680
Small ag & turf	4,743	4,451	4,431
Construction & forestry	7,299	6,754	6,984
Financial services	65,233	58,864	53,110
Corporate	11,568	11,547	10,894
Total assets	$98,347	$90,030	$84,099

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

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows in millions of dollars:

	April 30, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$6,718	$10,947	$6,435	$3,155	$1,305	$619	$3,621	$32,800
30-59 days past due	10	55	55	31	18	9	16	194
60-89 days past due	2	15	24	19	4	2	8	74
90+ days past due		1	1					2
Non-performing	5	51	51	36	25	29	25	222
Construction and forestry
Current	1,442	2,434	1,490	557	169	56	106	6,254
30-59 days past due	7	35	29	25	21	10	4	131
60-89 days past due	1	8	16	12	14	12	2	65
90+ days past due		7	1	1	2			11
Non-performing	5	71	61	33	12	6	1	189
Total	$8,190	$13,624	$8,163	$3,869	$1,570	$743	$3,783	$39,942

	October 30, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$13,500	$7,984	$4,091	$1,875	$785	$200	$4,111	$32,546
30-59 days past due	46	63	36	17	7	3	19	191
60-89 days past due	14	25	13	6	2	1	5	66
90+ days past due	1							1
Non-performing	27	60	44	28	18	19	8	204
Construction and forestry
Current	2,964	1,974	842	292	73	12	108	6,265
30-59 days past due	53	52	23	9	2	1	3	143
60-89 days past due	19	16	7	3	1		1	47
90+ days past due	1	4	1	3		1		10
Non-performing	25	61	34	19	7	3		149
Total	$16,650	$10,239	$5,091	$2,252	$895	$240	$4,255	$39,622

	May 1, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$5,540	$10,141	$5,318	$2,684	$1,286	$723	$3,381	$29,073
30-59 days past due	20	75	36	20	9	5	12	177
60-89 days past due	4	29	14	9	5	2	4	67
90+ days past due			1					1
Non-performing	3	40	44	41	25	31	14	198
Construction and forestry
Current	1,506	2,404	1,211	577	234	105	91	6,128
30-59 days past due	20	52	33	17	6	2	3	133
60-89 days past due	7	25	15	6	1	1	1	56
90+ days past due		1	1	1	1	5		9
Non-performing	3	46	50	29	12	5	1	146
Total	$7,103	$12,813	$6,723	$3,384	$1,579	$879	$3,507	$35,988

The credit quality analysis of wholesale receivables by year of origination was as follows in millions of dollars:

	April 30, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$265	$198	$36	$15	$2	$1	$3,653	$4,170
30+ days past due
Non-performing					1			1
Construction and forestry
Current	10	6	24	1		1	638	680
30+ days past due
Non-performing
Total	$275	$204	$60	$16	$3	$2	$4,291	$4,851

	October 30, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$387	$64	$27	$4		$2	$2,371	$2,855
30+ days past due
Non-performing				1				1
Construction and forestry
Current	7	29	2	1		1	377	417
30+ days past due
Non-performing
Total	$394	$93	$29	$6		$3	$2,748	$3,273

	May 1, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$224	$155	$43	$8	$1	$2	$1,605	$2,038
30+ days past due
Non-performing				5				5
Construction and forestry
Current	6	35	4	2		1	268	316
30+ days past due						1		1
Non-performing
Total	$230	$190	$47	$15	$1	$4	$1,873	$2,360

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Three Months Ended April 30, 2023
Allowance:
Beginning of period balance	$140	$16	$4	$160
Provision	30	8		38
Write-offs	(19)	(11)		(30)
Recoveries	6	6		12
End of period balance	$157	$19	$4	$180

Six Months Ended April 30, 2023
Allowance:
Beginning of period balance	$299	$22	$4	$325
Provision	45	4		49
Provision transferred to held for sale	(142)			(142)
Provision (credit) subtotal	(97)	4		(93)
Write-offs	(37)	(18)		(55)
Recoveries	10	11		21
Translation adjustments	(18)			(18)
End of period balance	$157	$19	$4	$180
Financing receivables:
End of period balance	$36,159	$3,783	$4,851	$44,793

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Three Months Ended May 1, 2022
Allowance:
Beginning of period balance	$138	$15	$5	$158
Provision	39	3		42
Write-offs	(18)	(8)		(26)
Recoveries	5	7		12
Translation adjustments	4			4
End of period balance	$168	$17	$5	$190

Six Months Ended May 1, 2022
Allowance:
Beginning of period balance	$138	$21	$7	$166
Provision (credit)	52	(7)	(2)	43
Write-offs	(35)	(12)		(47)
Recoveries	9	15		24
Translation adjustments	4			4
End of period balance	$168	$17	$5	$190
Financing receivables:
End of period balance	$32,481	$3,507	$2,360	$38,348

In the first quarter of 2023, the Company determined that the financial services business in Russia met the held for sale criteria. The financing receivables in Russia were reclassified to “Other assets” and the associated allowance for credit losses was reversed in the first quarter of 2023. These operations were sold in the second quarter of 2023 (see Note 20).

Excluding the portfolio in Russia, the allowance for credit losses increased in the second quarter and the first six months of 2023 mainly due to higher portfolio balances and higher expected losses on turf and construction financing receivables. As part of the allowance setting process, the Company continues to monitor the economy, including potential impacts of inflation and interest rates, among other factors, on portfolio performance and adjustments to the allowance are incorporated, as necessary.

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

The components of consolidated restricted assets, secured borrowings, and other liabilities related to secured borrowings in securitization transactions were as follows in millions of dollars:

	April 30	October 30	May 1
	2023	2022	2022
Financing receivables securitized (retail notes)	$5,674	$5,952	$4,085
Allowance for credit losses	(15)	(16)	(12)
Other assets (primarily restricted cash)	115	155	124
Total restricted securitized assets	$5,774	$6,091	$4,197

Short-term securitization borrowings	$5,379	$5,711	$4,006
Accrued interest on borrowings	8	6	2
Total liabilities related to restricted securitized assets	$5,387	$5,717	$4,008

(10)  Inventories

A majority of inventory owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) basis. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) basis, estimated inventories by major classification in millions of dollars would have been as follows:

	April 30	October 30	May 1
	2023	2022	2022
Raw materials and supplies	$4,647	$4,442	$4,384
Work-in-process	1,262	1,190	1,640
Finished goods and parts	6,435	5,363	5,434
Total FIFO value	12,344	10,995	11,458
Less adjustment to LIFO value	2,631	2,500	2,428
Inventories	$9,713	$8,495	$9,030

(11)  Goodwill and Other Intangible Assets–Net

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Production &	Small Ag	Construction
	Precision Ag	& Turf	& Forestry	Total
Goodwill at October 31, 2021	$542	$265	$2,484	$3,291
Acquisitions	122	69	600	791
Translation adjustments	(11)	(7)	(252)	(270)
Goodwill at May 1, 2022	$653	$327	$2,832	$3,812

Goodwill at October 30, 2022	$646	$318	$2,723	$3,687
Acquisition	41			41
Translation adjustments	18	8	209	235
Goodwill at April 30, 2023	$705	$326	$2,932	$3,963

There were no accumulated goodwill impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	April 30	October 30	May 1
	2023	2022	2022
Amortized intangible assets:
Customer lists and relationships	$525	$493	$520
Technology, patents, trademarks, and other	1,397	1,301	1,350
Total at cost	1,922	1,794	1,870
Less accumulated amortization:
Customer lists and relationships	193	166	158
Technology, patents, trademarks, and other	507	410	360
Total accumulated amortization	700	576	518
Other intangible assets – net	$1,222	$1,218	$1,352

The amortization of other intangible assets in the second quarter and the first six months of 2023 was $45 million and $84 million, and for the second quarter and the first six months of 2022 was $34 million and $62 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2023 – $88, 2024 – $168, 2025 – $139, 2026 – $120, 2027 – $119, and 2028 –$86.

(12)  Short-Term Borrowings

Short-term borrowings were as follows in millions of dollars:

	April 30	October 30	May 1
	2023	2022	2022
Commercial paper	$9,184	$4,703	$3,403
Notes payable to banks	284	402	555
Finance lease obligations due within one year	23	21	21
Long-term borrowings due within one year	7,618	7,466	8,434
Short-term borrowings	$17,109	$12,592	$12,413

(13)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were as follows in millions of dollars:

	April 30	October 30	May 1
	2023	2022	2022
Accounts payable:
Trade payables	$3,680	$3,894	$3,631
Payables to unconsolidated affiliates	9	11	7
Dividends payable	371	343	325
Operating lease liabilities	294	302	260
Deposits withheld from dealers and merchants	157	163	150
Other	131	214	163
Accrued expenses:
Dealer sales discounts	605	1,044	400
Product warranties	1,562	1,427	1,286
Employee benefits	1,475	1,528	1,069
Accrued taxes	1,691	1,255	1,150
Unearned operating lease revenue	441	399	391
Unearned revenue (contractual liability)	673	557	614
Extended warranty premium	949	866	809
Accrued interest	354	288	256
Derivative liabilities	758	1,231	780
Other	1,566	1,300	1,388
Total accounts payable and accrued expenses	$14,716	$14,822	$12,679

Amounts are presented net of eliminations, which primarily consist of dealer sales incentives with a right of set-off against trade receivables of $1,979 million at April 30, 2023, $1,280 million at October 30, 2022, and $1,173 million at May 1, 2022. Other eliminations were made for accrued taxes and other accrued expenses.

(14)  Long-Term Borrowings

Long-term borrowings were as follows in millions of dollars:

	April 30	October 30	May 1
	2023	2022	2022
Underwritten term debt
U.S. dollar notes and debentures:
2.75% notes due 2025	$700	$700	$700
6.55% debentures due 2028	200	200	200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
7.125% notes due 2031	300	300	300
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
Euro notes:
.5% notes due 2023 (€500 principal)			525
1.375% notes due 2024 (€800 principal)		797	840
1.85% notes due 2028 (€600 principal)	662	598	630
2.20% notes due 2032 (€600 principal)	662	598	630
1.65% notes due 2039 (€650 principal)	717	648	682
Serial issuances
Medium-term notes: (principal as of: April 30, 2023 - $27,428, October 30, 2022 - $25,629, May 1, 2022 - $23,247)	26,734	24,604	22,740
Other notes and finance lease obligations	1,707	1,223	1,266
Less debt issuance costs and debt discounts	(121)	(122)	(116)
Long-term borrowings	$35,611	$33,596	$32,447

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

Lease revenues earned by the Company were as follows in millions of dollars:

	Three Months Ended		Six Months Ended
	April 30, 2023	May 1, 2022	April 30, 2023	May 1, 2022
Sales-type and direct finance lease revenues	$37	$35	$79	$74
Operating lease revenues	321	330	642	665
Variable lease revenues	5	7	11	14
Total lease revenues	$363	$372	$732	$753

(16)  Commitments and Contingencies

The Company determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are recognized in other income in the statements of consolidated income in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) included in the following table totaled $949 million and $809 million at April 30, 2023 and May 1, 2022, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums was as follows in millions of dollars:

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2023	2022	2023	2022
Beginning of period balance	$2,345	$2,064	$2,293	$2,086
Payments	(274)	(224)	(537)	(417)
Amortization of premiums received	(63)	(64)	(146)	(130)
Accruals for warranties	392	223	647	404
Premiums received	108	91	215	174
Foreign exchange	3	5	39	(22)
End of period balance	$2,511	$2,095	$2,511	$2,095

At April 30, 2023, the Company had $207 million of guarantees issued to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At April 30, 2023, the accrued losses under these agreements were not material.

At April 30, 2023, the Company had commitments of $524 million for the construction and acquisition of property and equipment. Also, at April 30, 2023, the Company had restricted assets of $189 million, classified as Other assets.

The Company also had other miscellaneous contingent liabilities and guarantees totaling approximately $65 million at April 30, 2023. The accrued liability for these contingencies was not material at April 30, 2023.

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

	April 30, 2023		October 30, 2022		May 1, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net	$38,954	$38,337	$36,634	$35,526	$34,085	$33,540
Financing receivables securitized – net	5,659	5,494	5,936	5,698	4,073	4,016
Short-term securitization borrowings	5,379	5,271	5,711	5,577	4,006	3,944
Long-term borrowings due within one year	7,618	7,461	7,466	7,322	8,434	8,398
Long-term borrowings	35,571	34,802	33,566	31,852	32,410	31,975

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

	April 30	October 30	May 1
	2023	2022	2022
Level 1:
Marketable securities
International equity securities	$2	$3	$2
International mutual funds	11
U.S. equity fund	92	70	65
U.S. fixed income fund	97
U.S. government debt securities	64	62	59
Total Level 1 marketable securities	266	135	126

Level 2:
Marketable securities
U.S. government debt securities	138	121	130
Municipal debt securities	70	63	67
Corporate debt securities	213	200	206
International debt securities	1	60	2
Mortgage-backed securities	168	155	151
Total Level 2 marketable securities	590	599	556
Other assets - Derivatives	367	373	407
Accounts payable and accrued expenses - Derivatives	758	1,231	780

Level 3:
Accounts payable and accrued expenses - Deferred consideration	214	236	262

The contractual maturities of debt securities at April 30, 2023 in millions of dollars are shown below. Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Unrealized losses were not recognized in income due to the ability and intent to hold to maturity. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$25	$25
Due after one through five years	123	116
Due after five through 10 years	192	171
Due after 10 years	206	174
Mortgage-backed securities	193	168
Debt securities	$739	$654

Fair value, nonrecurring Level 3 measurements from impairments, excluding financing receivables with specific allowances which were not significant, were as follows in millions of dollars. Inventories and property and equipment – net fair values for October 30, 2022 represent the fair value assessment at May 1, 2022.

	Fair Value			Losses
				Three Months Ended		Six Months Ended
	April 30	October 30	May 1	April 30	May 1	April 30	May 1
	2023	2022	2022	2023	2022	2023	2022
Inventories		$19	$19		$8		$8
Property and equipment – net		15	15		41		41
Other intangible assets – net					28		28

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

Other intangible assets - net – The Company considered external valuations based on the Company’s probability weighted cash flow analysis.

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

Cash Flow Hedges

Certain interest rate contracts (swaps) were designated as hedges of future cash flows from borrowings. The total notional amounts of the receive-variable/pay-fixed interest rate contracts at April 30, 2023, October 30, 2022, and May 1, 2022 were $2,250 million, $1,950 million, and $2,450 million, respectively. Fair value gains or losses on cash flow hedges were recorded in other comprehensive income (OCI) and are subsequently reclassified into interest expense in the same periods during which the hedged transactions impact earnings. These amounts offset the effects of interest rate changes on the related borrowings.

The amount of gain recorded in OCI at April 30, 2023 that is expected to be reclassified to interest expense in the next twelve months if interest rates remain unchanged is approximately $30 million after-tax. No gains or losses were reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

Fair Value Hedges

Certain interest rate contracts (swaps) were designated as fair value hedges of borrowings. The total notional amounts of the receive-fixed/pay-variable interest rate contracts at April 30, 2023, October 30, 2022, and May 1, 2022 were $10,943 million, $10,112 million, and $8,655 million, respectively. The fair value gains or losses on these contracts were generally offset by fair value gains or losses on the hedged items (fixed-rate borrowings) with both items recorded in interest expense.

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows in millions of dollars. Fair value hedging adjustments are included in the carrying amount of the hedged item.

	Active Hedging Relationships		Discontinued Hedging Relationships
	Carrying Amount	Cumulative Fair Value	Carrying Amount of	Cumulative Fair Value
	of Hedged Item	Hedging Amount	Formerly Hedged Item	Hedging Amount
April 30, 2023
Short-term borrowings			$1,213	$14
Long-term borrowings	$10,334	$(562)	5,657	(132)

October 30, 2022
Short-term borrowings			$2,515	$15
Long-term borrowings	$9,060	$(1,006)	5,520	(19)

May 1, 2022
Short-term borrowings	$178	$1	$2,607	$7
Long-term borrowings	7,827	(613)	5,120	106

Derivatives Not Designated as Hedging Instruments

The Company has certain interest rate contracts (swaps), foreign currency exchange contracts (futures, forwards, and swaps), and cross-currency interest rate contracts (swaps), which were not formally designated as hedges. These derivatives were held as economic hedges for underlying interest rate or foreign currency exposures for certain borrowings, purchases or sales of inventory, and sales incentive programs. The total notional amounts of these interest rate swaps at April 30, 2023, October 30, 2022, and May 1, 2022 were $11,956 million, $10,568 million, and $9,912 million, the foreign exchange contracts were $9,163 million, $8,185 million, and $7,640 million, and the cross-currency interest rate contracts were $163 million, $260 million, and $264 million, respectively. The fair value gains or losses from derivatives not designated as hedging instruments were recorded in the statements of consolidated income, generally offsetting over time the exposure on the hedged item.

Fair values of derivative instruments in the condensed consolidated balance sheets were as follows in millions of dollars:

	April 30	October 30	May 1
Other Assets	2023	2022	2022
Designated as hedging instruments:
Interest rate contracts	$104	$87	$63

Not designated as hedging instruments:
Interest rate contracts	171	212	180
Foreign exchange contracts	91	66	125
Cross-currency interest rate contracts	1	8	39
Total not designated	263	286	344

Total derivative assets	$367	$373	$407

Accounts Payable and Accrued Expenses
Designated as hedging instruments:
Interest rate contracts	$611	$1,004	$591

Not designated as hedging instruments:
Interest rate contracts	91	107	75
Foreign exchange contracts	42	118	114
Cross-currency interest rate contracts	14	2
Total not designated	147	227	189

Total derivative liabilities	$758	$1,231	$780

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following in millions of dollars:

	Three Months Ended		Six Months Ended
	April 30	May 1	April 30	May 1
	2023	2022	2023	2022
Fair Value Hedges:
Interest rate contracts - Interest expense	$(10)	$(514)	$229	$(656)

Cash Flow Hedges:
Recognized in OCI
Interest rate contracts - OCI (pretax)	$(4)	$35	$(5)	$50
Reclassified from OCI
Interest rate contracts - Interest expense	19	(1)	34	(3)

Not Designated as Hedges:
Interest rate contracts - Net sales	$1	$31	$(6)	$44
Interest rate contracts - Interest expense *	5	61	(3)	59
Foreign exchange contracts - Net sales	(2)	(1)	(1)	(1)
Foreign exchange contracts - Cost of sales	59	(79)	64	(80)
Foreign exchange contracts - Other operating expenses *	127	26	(15)	173
Total not designated	$190	$38	$39	$195

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

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at April 30, 2023, October 30, 2022, and May 1, 2022, was $716 million, $1,113 million, and $673 million, respectively. In accordance with the limits established in these agreements, the Company posted $308 million, $701 million, and $254 million of cash collateral at April 30, 2023, October 30, 2022, and May 1, 2022, respectively. In addition, the Company paid $8 million of collateral that was outstanding at April 30, 2023, October 30, 2022, and May 1, 2022 to participate in an international futures market to hedge currency exposure, not included in the table below.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting
April 30, 2023	Recognized	Arrangements	Collateral	Net Amount
Assets	$367	$(168)	$(29)	$170
Liabilities	758	(168)	(308)	282

	Gross Amounts	Netting
October 30, 2022	Recognized	Arrangements	Collateral	Net Amount
Assets	$373	$(179)	$(54)	$140
Liabilities	1,231	(179)	(701)	351

	Gross Amounts	Netting
May 1, 2022	Recognized	Arrangements	Collateral	Net Amount
Assets	$407	$(110)		$297
Liabilities	780	(110)	$(254)	416

(19)  Stock Option and Restricted Stock Unit Awards

In December 2022, the Company granted stock options to employees for the purchase of 161 thousand shares of common stock at an exercise price of $438.44 per share and a binomial lattice model fair value of $136.46 per share at the grant date. At April 30, 2023, options for 1.9 million shares were outstanding with a weighted-average exercise price of $181.91 per share. The Company also granted 117 thousand of service-based restricted stock units and 41 thousand of performance/service-based restricted stock units to employees in the first six months of 2023. The weighted-average fair value of the service-based restricted stock units at the grant date was $433.30 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service-based restricted stock units at the grant date was $424.93 per unit based on the market price of a share of underlying common stock excluding dividends. At April 30, 2023, the Company was authorized to grant awards for an additional 16.6 million shares under the equity incentive plans.

(20)  Disposition

On March 7, 2023, the Company sold its financial services business in Russia (registered in Russia as a leasing company) to Insight Investment Group. The total proceeds, net of restricted cash sold, were $36 million. The operations were included in the Company’s financial services operating segment through the date of sale. At the disposal date, the total assets were $31 million, consisting primarily of financing receivables, the total liabilities were $5 million, and the cumulative translation loss was $10 million. The Company did not incur additional gains or losses upon disposition. At January 29, 2023, the assets and liabilities were classified as “Other assets” and “Accounts payable and accrued expenses”, respectively, which included $100 million of restricted cash. In the first quarter of 2023, the Company reversed the allowance for credit losses and recorded a valuation allowance on the assets held for sale in “Selling, administrative and general expenses.”

(21)  Special Items

2023

Financial Services Financing Incentives Correction

In the second quarter of 2023, the Company corrected the accounting treatment for financing incentives offered to John Deere dealers, which impacted the timing of expense recognition and the presentation of incentive costs in the consolidated financial statements. The cumulative effect of this correction, $173 million pretax ($135 million after-tax), was recorded in the second quarter of 2023. Prior period results for Deere & Company were not restated, as the adjustment is considered immaterial to the Company’s financial statements.

2022

Impact of Events in Russia / Ukraine

In the second quarter of 2022, the Company suspended shipments of machines and service parts to Russia. The suspension of shipments to Russia reduced actual and forecasted revenue for the region, which made it probable future cash flows will not cover the carrying value of certain assets. The accounting consequences during the second quarter of 2022 were impairments of most long-lived assets, an increase in reserves of certain financial assets, and an accrual for various contractual uncertainties.

Gain on Previously Held Equity Investment

In the second quarter of 2022, the Company acquired full ownership of three former Deere-Hitachi joint venture factories and began new license and supply agreements with Hitachi Construction Machinery Co., Ltd. The fair value of the previous equity investment resulted in a non-cash gain of $326 million (pretax and after-tax).

UAW Collective Bargaining Agreement

In the first quarter of 2022, employees represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) approved a new collective bargaining agreement. The labor agreement included a lump sum ratification bonus payment of $8,500 per eligible employee, totaling $90 million, and an immediate wage increase of 10 percent plus further wage increases over the term of the contract. The lump sum payment was expensed in the first quarter of 2022.

The following table summarizes the operating profit impact, in millions of dollars, of the special items recorded for the three months and six months ended April 30, 2023 and May 1, 2022:

	Three Months					Six Months
	PPA	SAT	CF	FS	Total	PPA	SAT	CF	FS	Total
2023 Expense:
Financing incentive – SA&G expense				$173	$173				$173	$173

2022 Expense (benefit):
Gain on remeasurement of equity investment – Other income			$(326)		(326)			$(326)		(326)
Total Russia/Ukraine events expense	$46	$1	47	26	120	$46	$1	47	26	120
UAW ratification bonus – Cost of sales						53	9	28		90
Total 2022 expense (benefit)	46	1	(279)	26	(206)	99	10	(251)	26	(116)

Period over period change	$(46)	$(1)	$279	$147	$379	$(99)	$(10)	$251	$147	$289

(22)  Subsequent Events

On May 22, 2023, the Company entered into a retail note securitization using its revolving warehouse facility that resulted in securitization borrowings of $589 million.

On May 31, 2023, the Company’s Board of Directors declared a quarterly dividend of $1.25 per share payable on August 8, 2023, to stockholders of record on June 30, 2023.

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

Trends and Economic Conditions

Industry Trends for Fiscal Year 2023 – Industry sales of large agricultural machinery in the U.S. and Canada for 2023 are forecasted to increase approximately 10 percent compared to 2022. Industry sales of small agricultural and turf equipment in the U.S. and Canada are expected to be down about 5 percent in 2023. Industry sales of agricultural machinery in Europe are forecasted to be flat to up 5 percent, while South American industry sales of tractors and combines are expected to be flat in 2023. Asia industry sales are forecasted to be down moderately in 2023. On an industry basis, the U.S. and Canada construction equipment and compact construction equipment sales are both expected to be flat to up 5 percent in 2023. Global forestry and global roadbuilding industry sales are each expected to be flat.

Company Trends – Customers’ demand for integration of technology into equipment is a market trend underlying the Company’s Smart Industrial operating model and Leap Ambitions framework. Customers have sought to improve profitability, productivity, and sustainability through technology. The Company’s approach to technology involves hardware and software; guidance, connectivity and digital solutions; automation and machine intelligence; machine autonomy; and alternative propulsion technologies. This technology is incorporated into products within each of the Company’s operating segments.

Customers continue to adopt technology integrated in the John Deere portfolio of “smart” machines, systems, and solutions. The Company expects this trend to persist for the foreseeable future.

Demand for the Company’s equipment remains strong, as order books are full throughout 2023. Agricultural fundamentals are expected to remain solid through 2023, and retail demand will comprise most of 2023 sales. The North American retail customer fleet age of combines and large tractors is historically high, and dealer inventories are low due to the manufacturing and supply chain constraints over the past few years. The Company expects elevated demand to continue for the second half of the year as evidenced by retail customer orders that extend into 2024. Crop prices remain favorable to our customers in part due to a stock-to-use ratio below the 10-year average for key grains. The Company expects sales volume of large agricultural equipment to be greater in 2023 than 2022 in North America and Europe. Sales volume for small agriculture and turf equipment is expected to be lower than 2022 due to lower demand for consumer-oriented products, partially offset by stronger demand for mid-sized equipment. Construction equipment markets are forecasted to be steady. Strong U.S. infrastructure spending, industrial construction, and rental inventory restocking are expected to more than offset moderation in residential home and commercial real estate construction. Importantly, construction equipment dealer inventory remains below historical averages. Roadbuilding demand remains strongest in the U.S., largely offset by softening demand in Europe and parts of Asia. Net income for the Company’s financial services operations is expected to be lower than fiscal year 2022 due to less-favorable financing spreads, the correction of the accounting treatment for financing incentives offered to John Deere dealers, unfavorable derivative market valuation adjustments, a higher provision for credit losses, higher selling, administrative and general expenses, and lower gains on operating-lease dispositions. These factors are expected to be partially offset by income earned on higher average portfolio balances.

Additional Trends – Supply chain conditions have improved over 2022; however, the Company continues to experience disruptions above historical norms. Supply chain disruptions impacted many aspects of the business starting in 2022, including parts availability, increased production costs, and higher inventory levels. Past due deliveries from suppliers were at elevated levels during 2022. The Company implemented the following mitigation efforts to minimize the impact of supply chain disruptions on its ability to meet customer demand:

•Worked with the supply base to obtain allocations and improve on-time deliveries of parts.

•Multi-sourced some parts and materials.

•Provided resources to suppliers to address constraints.

•Entered into long-term contracts for some critical components.

•Utilized alternative freight carriers to expedite delivery.

The Company has experienced supply chain improvements in the second quarter of 2023. The reduction in supply chain disruptions contributed to higher levels of production in the second quarter of 2023. However, remaining constraints in the supply base will limit higher levels of production in the second half of the year. As a result, the production schedules in 2023 will be more aligned with the customers’ seasonal use of the Company’s products, marking a return to historical seasonal production patterns.

Central bank policy interest rates increased in the first six months of 2023. Most retail receivables are fixed rate, while wholesale financing receivables are variable rate. The Company has both fixed and variable rate borrowings. The Company manages the risk of interest rate fluctuations by balancing the types and amounts of its funding sources to its financing receivable and equipment on operating lease portfolios. Accordingly, the Company enters into interest rate swap agreements to manage its interest rate exposure. Historically, rising interest rates impact the Company’s borrowings sooner than the benefit is realized from the financing receivable and equipment on operating lease portfolios. As a result, the Company’s financial services operations experienced $84 million (after-tax) of less favorable financing spreads in the first six months of 2023 compared to 2022. The Company expects spread compression to persist during 2023.

Recent banking sector events have resulted in increased liquidity considerations. The Company’s deposits are well diversified, and as a result, the Company was not materially exposed to banks that have entered receivership or encountered liquidity issues. These events have not changed the Company’s access to capital markets. The Company continues to monitor counterparty exposure through regular reviews of various risk metrics and adjusting exposure limits as needed.

Supply chain disruptions, rising interest rates, and recent banking sector events are driven by factors outside of the Company’s control, and as a result, the Company cannot reasonably foresee when these conditions will subside.

Other Items of Concern and Uncertainties – Other items of concern include global and regional political conditions, failure to raise the U.S. debt ceiling, economic and trade policies, imposition of new or retaliatory tariffs against certain countries or covering certain products, post-pandemic effects, capital market disruptions, changes in demand and pricing for new and used equipment, significant fluctuations in foreign currency exchange rates, and volatility in the prices of many commodities. These items could impact the Company’s results. The Company is making investments in technology and in strengthening its capabilities in digital, automation, autonomy, and alternative propulsion technologies. As with most technology investments, marketplace adoption, monetization, and regulation of these features holds an elevated level of uncertainty.

2023 Compared with 2022

	Three Months Ended			Six Months Ended
Deere & Company	April 30	May 1%		April 30	May 1%
(In millions of dollars, except per share amounts)	2023	2022	Change	2023	2022	Change
Net sales and revenues	$17,387	$13,370	+30	$30,038	$22,939	+31
Net income attributable to Deere & Company	2,860	2,098	+36	4,819	3,001	+61
Diluted earnings per share	9.65	6.81		16.18	9.72

Net sales and revenues increased for both the quarter and year-to-date periods due to higher shipment volumes and price realization. See the Business Segment Results for additional details. Net income in each of the periods presented were impacted by special items. See Note 21 for additional details.

An explanation of the cost of sales to net sales ratio and other significant statement of consolidated income changes follows:

	Three Months Ended			Six Months Ended
Deere & Company	April 30	May 1%		April 30	May 1%
(In millions of dollars)	2023	2022	Change	2023	2022	Change
Cost of sales to net sales	66.7%	74.1%		67.9%	75.9%

Other income	$229	$540	-58	$484	$779	-38
Research and development expenses	547	453	+21	1,043	855	+22
Selling, administrative and general expenses	1,330	932	+43	2,283	1,713	+33
Other operating expenses	363	328	+11	660	638	+3
Provision for income taxes	991	461	+115	1,528	710	+115

The cost of sales ratio improved in the second quarter and the first six months of fiscal 2023 due to price realization, partially offset by higher production costs. The six months ended May 1, 2022 were also impacted by inefficiencies due to the delayed ratification of the UAW labor agreement and contract-ratification bonus costs (see Note 21). Other income decreased compared to both prior periods due to a non-cash gain on the remeasurement of the previously held equity investment in the Deere-Hitachi joint venture recorded in 2022. Research and development expenses were higher due to continued focus on developing and incorporating technology solutions. Selling, administrative and general expenses increased mostly due to higher employee pay driven by inflationary conditions, profit-sharing incentives, commissions paid to dealers, as well as the cumulative correction of the accounting treatment for financing incentives offered to John Deere dealers. The provision for income taxes was higher as a result of higher pretax income as well as the prior period exclusion of the Deere-Hitachi joint-venture remeasurement gain from tax-effected income.

Business Segment Results

For the equipment operations, higher production costs were mostly due to elevated cost of purchased components, energy, salaries, and wages.

	Three Months Ended			Six Months Ended
Production and Precision Agriculture	April 30	May 1%		April 30	May 1%
(In millions of dollars)	2023	2022	Change	2023	2022	Change
Net sales	$7,822	$5,117	+53	$13,021	$8,473	+54
Operating profit	2,170	1,057	+105	3,378	1,353	+150
Operating margin	27.7%	20.7%		25.9%	16.0%
Price realization			+20			+21
Currency translation impact on Net sales			-3			-2

Production and precision agriculture sales increased for the quarter as a result of higher shipment volumes (primarily in the U.S., Brazil, Europe, and Canada) and price realization in most end markets. Operating profit improved primarily due to price realization and improved sales volumes. These items were partially offset by increased selling, administrative and general expenses and research and development expenses, higher production costs, and the unfavorable effects of foreign currency exchange mostly due to a stronger U.S. dollar.

Sales for the first six months increased as a result of higher shipment volumes (primarily in the U.S., Canada, Brazil, and Europe) and price realization. Operating profit for the first six months increased primarily from price realization and higher sales volume. Partially offsetting these factors were higher production costs, higher selling, administrative, and general expenses and research and development expenses, and the unfavorable effects of foreign currency exchange mostly due to a stronger U.S. dollar.

	Three Months Ended			Six Months Ended
Small Agriculture and Turf	April 30	May 1%		April 30	May 1%
(In millions of dollars)	2023	2022	Change	2023	2022	Change
Net sales	$4,145	$3,570	+16	$7,146	$6,201	+15
Operating profit	849	520	+63	1,296	891	+45
Operating margin	20.5%	14.6%		18.1%	14.4%
Price realization			+12			+12
Currency translation impact on Net sales			-2			-3

Small agriculture and turf sales increased for the quarter due to price realization in most end markets and higher shipment volumes (primarily in Europe, Mexico, and China), partially offset by the negative effects of foreign currency translation. Operating profit improved primarily as a result of price realization and improved sales volumes / mix. These items were partially offset by higher production costs, increased selling, administrative and general expenses and research and development expenses, and the unfavorable effects of foreign currency exchange mostly due to a stronger U.S. dollar.

Sales for the first six months increased mainly as a result of price realization and higher shipment volumes (primarily in Europe and Mexico), partially offset by the unfavorable impact of currency translation. Operating profit for the first six months improved primarily as a result of price realization and improved sales volumes / mix. These items were partially offset by higher production costs, higher selling, administrative, and general expenses and research and development expenses, and the unfavorable effects of foreign currency exchange mostly due to a stronger U.S. dollar.

	Three Months Ended			Six Months Ended
Construction and Forestry	April 30	May 1%		April 30	May 1%
(In millions of dollars)	2023	2022	Change	2023	2022	Change
Net sales	$4,112	$3,347	+23	$7,314	$5,891	+24
Operating profit	838	814	+3	1,463	1,085	+35
Operating margin	20.4%	24.3%		20.0%	18.4%
Price realization			+13			+13
Currency translation impact on Net sales			-1			-2

Construction and forestry sales moved higher for the quarter primarily due to price realization and higher shipment volumes. Operating profit improved due to price realization and improved sales volumes / mix, partially offset by higher production costs, higher selling, administrative, and general expenses and research and development expenses. Prior period results benefited from the non-cash gain on the remeasurement of previously held equity investment in the Deere-Hitachi joint venture.

The segment’s six-month sales increased due to higher shipment volumes and price realization partially offset by the unfavorable impact of currency translation. The first six-month’s operating profit moved higher due to price realization and higher sales volumes, partially offset by higher production costs. Prior period results benefitted from the non-cash gain on the remeasurement of the previously held equity investment in the Deere-Hitachi joint venture.

	Three Months Ended			Six Months Ended
Financial Services	April 30	May 1%		April 30	May 1%
(In millions of dollars)	2023	2022	Change	2023	2022	Change
Revenue (including intercompany)	$1,297	$951	+36	$2,542	$1,867	+36
Interest expense	540	112	+382	983	270	+264
Net income	28	208	-87	212	439	-52

The average balance of receivables and leases financed was 18 percent higher in the second quarter of 2023, and 17 percent higher in the first six months of 2023 compared with the same periods last year. Revenue also increased due to higher average financing rates in both periods. Interest expense increased compared to both prior periods as a result of higher average borrowing rates and higher average borrowings. Financial services net income for both periods decreased primarily due to less-favorable financing spreads and a higher provision for credit losses, partially offset by income earned on a higher average portfolio. Net income for the first six months of the year was also impacted by unfavorable derivative market valuation adjustments. Additionally impacting the results for both periods was a $135 million after-tax correction of the accounting treatment for financing incentives offered to John Deere dealers, which affected the timing of expense recognition and the presentation of incentive costs in the consolidated financial statements. The accounting correction is unrelated to current market conditions or the credit quality of the financial services portfolio, which remains strong. The allowance for credit losses, excluding the portfolio in Russia, was .40 percent of financing receivables as of April 30, 2023, compared with .42 percent as of May 1, 2022.

Critical Accounting Estimates

See the Company’s critical accounting estimates discussed in the Management’s Discussion and Analysis of the most recently filed Annual Report on Form 10-K. There have been no material changes to these policies.

CAPITAL RESOURCES AND LIQUIDITY

Sources of Liquidity, Key Metrics and Balance Sheet Data

The Company has access to most global capital markets at a reasonable cost. Sources of liquidity for the Company include cash and cash equivalents, marketable securities, funds from operations, the issuance of commercial paper and term debt, the securitization of retail notes (both public and private markets), and bank lines of credit. The Company closely monitors its liquidity sources against the cash requirements and expects to have sufficient sources of global funding and liquidity to meet its funding needs in the short term (next 12 months) and long term (beyond 12 months). The Company operates in multiple industries, which have different funding requirements. The production and precision agriculture, small agriculture and turf, and construction and forestry segments are capital intensive and are typically subject to seasonal variations in financing requirements for inventories and certain receivables from dealers. However, the patterns of seasonality in inventory have been affected by increases in production rates and supply chain disruptions experienced during fiscal year 2022. Supply chain conditions have begun trending towards more normalized levels in 2023, though disruptions remain above historical performance. The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.

Key metrics are provided in the following table, in millions of dollars:

	April 30	October 30	May 1
	2023	2022	2022
Cash, cash equivalents, and marketable securities	$6,123	$5,508	$4,560

Trade accounts and notes receivable – net	9,971	6,410	6,258
Ratio to prior 12 month’s net sales	18%	13%	15%

Inventories	9,713	8,495	9,030
Ratio to prior 12 month’s cost of sales	25%	24%	29%

Unused credit lines	785	3,284	4,608

Financial Services:
Ratio of interest-bearing debt to stockholder’s equity	8.0 to 1	8.5 to 1	7.8 to 1

The reduction in unused credit lines in 2023 compared to both prior periods relates to an increase in commercial paper outstanding due to changes in receivables and funding mix. The Company forecasts higher operating cash flows in 2023 driven by an increase in net income adjusted for non-cash provisions and a favorable change in working capital.

There have been no material changes to the contractual and other cash requirements identified in the Company’s most recently issued Annual Report on Form 10-K.

Cash Flows (in millions of dollars)

	Six Months Ended
	April 30, 2023	May 1, 2022
Net cash used for operating activities	$(147)	$(1,762)
Net cash used for investing activities	(1,494)	(1,888)
Net cash provided by (used for) financing activities	2,017	(386)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	70	(110)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$446	$(4,146)

Cash outflows from operating activities in the first six months of 2023 were $147 million. This resulted mainly from a working capital change, partially offset by net income adjusted for non-cash provisions. Cash outflows from investing activities were $1,494 million in the first six months of 2023. The primary drivers were growth in the retail customer receivable portfolio and purchases of property and equipment. Cash inflows from financing activities were $2,017 million in the first six months of 2023, as higher external borrowings of $5,293 million to support working capital requirements were offset by repurchases of common stock and dividends paid. Cash, cash equivalents, and restricted cash increased $446 million during the first six months of 2023.

Trade Accounts and Notes Receivable. Trade accounts and notes receivable arise from sales of goods to customers. Trade receivables increased $3,561 million during the first six months of 2023, primarily due to a seasonal increase and higher sales volumes, as well as the effect of foreign currency translation. These receivables increased $3,713 million, compared to a year ago, primarily due to higher sales volumes. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at each of April 30, 2023, October 30, 2022, and May 1, 2022.

Financing Receivables and Equipment on Operating Leases. Financing receivables and equipment on operating leases consist of retail notes originated in connection with financing of new and used equipment, operating leases, revolving charge accounts, sales-type and direct financing leases, and wholesale notes. Financing receivables and equipment on operating leases increased $1,944 million during the first six months of 2023 and increased $6,514 million in the past 12 months due to strong retail sales. Total acquisition volumes of financing receivables and equipment on operating leases were 31 percent higher in the first six months of 2023, compared with the same period last year, as volumes of wholesale notes, retail notes, revolving charge accounts, operating leases, and finance leases were higher compared to May 1, 2022.

Inventories. Inventories increased by $1,218 million during the first six months of 2023 and increased by $683 million compared to a year ago. The increases were due to higher forecasted sales volumes and supply chain disruptions. The effect of foreign currency translation also increased inventories during the first six months of 2023. A majority of these inventories are valued on the last-in, first out (LIFO) method.

Property and Equipment. Property and equipment cash expenditures in the first six months of 2023 were $584 million, compared with $346 million in the same period last year. Capital expenditures in 2023 are estimated to be approximately $1,500 million.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $106 million in the first six months of 2023. Accounts payable and accrued expenses increased $2,037 million compared to a year ago due to an increase in accrued expenses associated with accrued taxes, employee benefits, product warranties, and dealer sales discounts.

Borrowings. Total external borrowings have changed generally corresponding with the level of the receivable and the lease portfolio, as well as other working capital requirements.

John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 9). The facility was renewed in November 2022 with an expiration in November 2023 and increased the total capacity or “financing limit” from $1,000 million to $1,500 million. At April 30, 2023, $948 million of securitization borrowings was outstanding under the facility. At the end of the contractual revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.

In the first six months of 2023, the financial services operations issued $1,289 million and retired $1,622 million of retail note securitization borrowings, which are presented in “Increase (decrease) in total short-term borrowings.”

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $10,309 million at April 30, 2023, $785 million of which were unused. For the purpose of computing unused credit lines, commercial paper, and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines at April 30, 2023 was a 364-day credit facility agreement of $5,000 million expiring in the second quarter of 2024. In addition, total credit lines included long-term credit facility agreements of $2,500 million expiring in the second quarter of 2027 and $2,500 million expiring in the second quarter of 2028. These credit agreements require Capital Corporation and other parts of the Company to maintain certain performance metrics and liquidity targets. All of the requirements in the credit agreements have been met during the periods included in the financial statements.

Debt Ratings. To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s debt securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell, or hold Company securities. A credit rating agency may change or withdraw ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets. The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company securities by the rating agencies engaged by the Company are as follows:

Senior
	Long-Term	Short-Term	Outlook
Fitch Ratings	A+	F1	Stable
Moody’s Investors Service, Inc.	A2	Prime-1	Positive
Standard & Poor’s	A	A-1	Stable

Forward-Looking Statements

Certain statements contained herein, including in the section entitled “Overview,” relating to future events, expectations, and trends constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Some of these risks and uncertainties could affect all lines of the Company’s operations generally while others could more heavily affect a particular line of business.

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, the Company expressly disclaims any obligation to update or revise its forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	changes in U.S. and international laws, regulations, and policies relating to trade, spending, taxing, banking, monetary, environmental (including climate change and engine emission), and farming policies;
●	political, economic, and social instability of the geographies in which the Company operates;
●	wars and other conflicts, including the current conflict between Russia and Ukraine;
●	adverse macroeconomic conditions, including unemployment, inflation, rising interest rates, changes in consumer practices due to slower economic growth or possible recession, and regional or global liquidity constraints;
●	growth and sustainability of non-food uses for crops (including ethanol and biodiesel production);
●	the ability to execute business strategies, including the Company’s Smart Industrial operating model, Leap Ambitions, and mergers and acquisitions;
●	the ability to understand and meet customers’ changing expectations and demand for John Deere products and solutions;
●	accurately forecasting customer demand for products and services and adequately managing inventory;
●	changes to governmental communications channels (radio frequency technology);
●	gaps or limitations in rural broadband coverage, capacity, and speed needed to support technology solutions;
●	the Company’s ability to adapt in highly competitive markets;

●	dealer practices and their ability to manage distribution of John Deere products and support and service precision technology solutions;
●	changes in climate patterns, unfavorable weather events and natural disasters;
●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for our products and solutions;
●	stress in the banking sector may have adverse impacts on vendors or customers as well as on the Company’s ability to access cash deposits;
●	uncertainty related to prolonged negotiations regarding the U.S. federal debt ceiling or the U.S. government’s failure to raise the debt ceiling;
●	changes in the Company’s credit ratings, and failure to comply with financial covenants in credit agreements could impact access to funding;
●	availability and price of raw materials, components, and whole goods;
●	delays or disruptions in the Company’s supply chain;
●	labor relations and contracts, including work stoppages and other disruptions;
●	the ability to attract, develop, engage, and retain qualified personnel;
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and its products;
●	loss of or challenges to intellectual property rights;
●	compliance with evolving U.S. and foreign laws, including economic sanctions, data privacy, and environmental laws and regulations;
●	legislation introduced or enacted that could affect the Company’s business model and intellectual property, such as so-called right to repair or right to modify legislation;
●	investigations, claims, lawsuits, or other legal proceedings;
●	events that damage the Company’s reputation or brand;
●	world grain stocks, available farm acres, soil conditions, harvest yields, prices for commodities and livestock, input costs, and availability of transport for crops; and
●	housing starts and supply, real estate and housing prices, levels of public and non-residential construction, and infrastructure investment.

Further information concerning the Company and its businesses, including factors that could materially affect the Company’s financial results, is included in the Company’s other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q). There also may be other factors that we cannot anticipate or that are not described herein because we do not currently perceive them to be material.

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENTS OF INCOME
For the Three Months Ended April 30, 2023 and May 1, 2022
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2023	2022	2023	2022	2023	2022	2023	2022
Net Sales and Revenues
Net sales	$16,079	$12,034					$16,079	$12,034
Finance and interest income	121	36	$1,206	$847	$(248)	$(87)	1,079	796	[1]
Other income	185	584	91	104	(47)	(148)	229	540	[2,3]
Total	16,385	12,654	1,297	951	(295)	(235)	17,387	13,370

Costs and Expenses
Cost of sales	10,737	8,919			(7)	(1)	10,730	8,918	[4]
Research and development expenses	547	453					547	453
Selling, administrative and general expenses	935	753	397	181	(2)	(2)	1,330	932	[4]
Interest expense	103	97	540	112	(74)	(22)	569	187	[5]
Interest compensation to Financial Services	174	62			(174)	(62)			[5]
Other operating expenses	85	99	316	377	(38)	(148)	363	328	[6,7]
Total	12,581	10,383	1,253	670	(295)	(235)	13,539	10,818

Income before Income Taxes	3,804	2,271	44	281			3,848	2,552
Provision for income taxes	974	387	17	74			991	461

Income after Income Taxes	2,830	1,884	27	207			2,857	2,091
Equity in income of unconsolidated affiliates	1	5	1	1			2	6

Net Income	2,831	1,889	28	208			2,859	2,097
Less: Net loss attributable to noncontrolling interests	(1)	(1)					(1)	(1)
Net Income Attributable to Deere & Company	$2,832	$1,890	$28	$208			$2,860	$2,098

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF INCOME
For the Six Months Ended April 30, 2023 and May 1, 2022
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2023	2022	2023	2022	2023	2022	2023	2022
Net Sales and Revenues
Net sales	$27,481	$20,565					$27,481	$20,565
Finance and interest income	234	70	$2,274	$1,675	$(435)	$(150)	2,073	1,595	[1]
Other income	417	801	268	192	(201)	(214)	484	779	[2,3]
Total	28,132	21,436	2,542	1,867	(636)	(364)	30,038	22,939

Costs and Expenses
Cost of sales	18,675	15,614			(12)	(1)	18,663	15,613	[4]
Research and development expenses	1,043	855					1,043	855
Selling, administrative and general expenses	1,719	1,410	569	307	(5)	(4)	2,283	1,713	[4]
Interest expense	204	188	983	270	(138)	(41)	1,049	417	[5]
Interest compensation to Financial Services	297	106			(297)	(106)			[5]
Other operating expenses	137	138	707	712	(184)	(212)	660	638	[6,7]
Total	22,075	18,311	2,259	1,289	(636)	(364)	23,698	19,236

Income before Income Taxes	6,057	3,125	283	578			6,340	3,703
Provision for income taxes	1,455	568	73	142			1,528	710

Income after Income Taxes	4,602	2,557	210	436			4,812	2,993
Equity in income of unconsolidated affiliates	1	5	2	3			3	8

Net Income	4,603	2,562	212	439			4,815	3,001
Less: Net loss attributable to noncontrolling interests	(4)						(4)
Net Income Attributable to Deere & Company	$4,607	$2,562	$212	$439			$4,819	$3,001

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEETS
(In millions of dollars) Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	Apr 30	Oct 30	May 1	Apr 30	Oct 30	May 1	Apr 30	Oct 30	May 1	Apr 30	Oct 30	May 1
	2023	2022	2022	2023	2022	2022	2023	2022	2022	2023	2022	2022
Assets
Cash and cash equivalents	$3,587	$3,767	$3,167	$1,680	$1,007	$711				$5,267	$4,774	$3,878
Marketable securities	14	61	2	842	673	680				856	734	682
Receivables from Financial Services	5,899	6,569	5,669				$(5,899)	$(6,569)	$(5,669)				[8]
Trade accounts and notes receivable – net	1,562	1,273	1,358	10,422	6,434	6,079	(2,013)	(1,297)	(1,179)	9,971	6,410	6,258	[9]
Financing receivables – net	54	47	49	38,900	36,587	34,036				38,954	36,634	34,085
Financing receivables securitized – net	1		6	5,658	5,936	4,067				5,659	5,936	4,073
Other receivables	2,201	1,670	1,944	481	832	405	(89)	(10)	(43)	2,593	2,492	2,306	[9]
Equipment on operating leases – net				6,524	6,623	6,465				6,524	6,623	6,465
Inventories	9,713	8,495	9,030							9,713	8,495	9,030
Property and equipment – net	6,254	6,021	5,678	34	35	37				6,288	6,056	5,715
Goodwill	3,963	3,687	3,812							3,963	3,687	3,812
Other intangible assets – net	1,222	1,218	1,352							1,222	1,218	1,352
Retirement benefits	3,450	3,666	2,996	69	66	65		(2)	(2)	3,519	3,730	3,059	[10]
Deferred income taxes	1,355	940	1,247	59	45	49	(106)	(161)	(192)	1,308	824	1,104	[11]
Other assets	1,961	1,794	1,767	564	626	516	(15)	(3)	(3)	2,510	2,417	2,280	[9]
Total Assets	$41,236	$39,208	$38,077	$65,233	$58,864	$53,110	$(8,122)	$(8,042)	$(7,088)	$98,347	$90,030	$84,099

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$1,755	$1,040	$1,554	$15,354	$11,552	$10,859				$17,109	$12,592	$12,413
Short-term securitization borrowings			5	5,379	5,711	4,001				5,379	5,711	4,006
Payables to Equipment Operations				5,899	6,569	5,669	$(5,899)	$(6,569)	$(5,669)				[8]
Accounts payable and accrued expenses	13,759	12,962	11,370	3,074	3,170	2,534	(2,117)	(1,310)	(1,225)	14,716	14,822	12,679	[9]
Deferred income taxes	402	380	454	215	276	322	(106)	(161)	(192)	511	495	584	[11]
Long-term borrowings	7,310	7,917	8,556	28,301	25,679	23,891				35,611	33,596	32,447
Retirement benefits and other liabilities	2,410	2,351	2,855	110	108	111		(2)	(2)	2,520	2,457	2,964	[10]
Total liabilities	25,636	24,650	24,794	58,332	53,065	47,387	(8,122)	(8,042)	(7,088)	75,846	69,673	65,093

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	102	92	99							102	92	99

Stockholders’ Equity
Total Deere & Company stockholders’ equity	22,395	20,262	18,904	6,901	5,799	5,723	(6,901)	(5,799)	(5,723)	22,395	20,262	18,904	[12]
Noncontrolling interests	4	3	3							4	3	3
Financial Services’ equity	(6,901)	(5,799)	(5,723)				6,901	5,799	5,723				[12]
Adjusted total stockholders’ equity	15,498	14,466	13,184	6,901	5,799	5,723				22,399	20,265	18,907
Total Liabilities and Stockholders’ Equity	$41,236	$39,208	$38,077	$65,233	$58,864	$53,110	$(8,122)	$(8,042)	$(7,088)	$98,347	$90,030	$84,099

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF CASH FLOWS
For the Six Months Ended April 30, 2023 and May 1, 2022
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2023	2022	2023	2022	2023	2022	2023	2022
Cash Flows from Operating Activities
Net income	$4,603	$2,562	$212	$439			$4,815	$3,001
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	4	1	(93)	44			(89)	45
Provision for depreciation and amortization	565	518	500	530	$(70)	$(115)	995	933	[13]
Impairments and other adjustments		77	173				173	77
Share-based compensation expense					54	44	54	44	[14]
Gain on remeasurement of previously held equity investment		(326)						(326)
Distributed earnings of Financial Services	12	232			(12)	(232)			[15]
Provision (credit) for deferred income taxes	(304)	75	(73)	(38)			(377)	37
Changes in assets and liabilities:
Receivables related to sales	(255)	(215)			(4,152)	(1,320)	(4,407)	(1,535)	[16,18,19]
Inventories	(910)	(2,201)			(72)	(64)	(982)	(2,265)	[17]
Accounts payable and accrued expenses	161	(99)	243	(7)	(717)	(337)	(313)	(443)	[18]
Accrued income taxes payable/receivable	(97)	(144)	1	5			(96)	(139)
Retirement benefits	(67)	(1,024)	(1)	4			(68)	(1,020)
Other	54	(102)	103	(117)	(9)	48	148	(171)	[13,14,17]
Net cash provided by (used for) operating activities	3,766	(646)	1,065	860	(4,978)	(1,976)	(147)	(1,762)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			13,169	12,004	(576)	(814)	12,593	11,190	[16]
Proceeds from sales of equipment on operating leases			993	1,035			993	1,035
Proceeds from sales of businesses and unconsolidated affiliates, net of cash sold			36				36
Cost of receivables acquired (excluding receivables related to sales)			(13,584)	(12,260)	133	289	(13,451)	(11,971)	[16]
Acquisitions of businesses, net of cash acquired	(41)	(473)					(41)	(473)
Purchases of property and equipment	(583)	(345)	(1)	(1)			(584)	(346)
Cost of equipment on operating leases acquired			(1,327)	(1,090)	98	86	(1,229)	(1,004)	[17]
Increase in investment in Financial Services	(799)				799				[20]
Increase in trade and wholesale receivables			(5,310)	(2,159)	5,310	2,159			[16]
Collateral on derivatives – net		6	367	(254)			367	(248)
Other	(37)	(46)	(142)	(49)	1	24	(178)	(71)	[19]
Net cash used for investing activities	(1,460)	(858)	(5,799)	(2,774)	5,765	1,744	(1,494)	(1,888)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(225)	128	4,217	684			3,992	812
Change in intercompany receivables/payables	932	(424)	(932)	424
Proceeds from long-term borrowings	41	55	4,827	4,243			4,868	4,298
Payments of long-term borrowings	(47)	(308)	(3,520)	(3,317)			(3,567)	(3,625)
Proceeds from issuance of common stock	30	50					30	50
Repurchases of common stock	(2,546)	(1,226)					(2,546)	(1,226)
Capital investment from Equipment Operations			799		(799)				[20]
Dividends paid	(697)	(649)	(12)	(232)	12	232	(697)	(649)	[15]
Other	(35)	(27)	(28)	(19)			(63)	(46)
Net cash provided by (used for) financing activities	(2,547)	(2,401)	5,351	1,783	(787)	232	2,017	(386)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	62	(113)	8	3			70	(110)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(179)	(4,018)	625	(128)			446	(4,146)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,781	7,200	1,160	925			4,941	8,125
Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,602	$3,182	$1,785	$797			$5,387	$3,979

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$3,587	$3,167	$1,680	$711			$5,267	$3,878
Restricted cash (Other assets)	15	15	105	86			120	101
Total Cash, Cash Equivalents, and Restricted Cash	$3,602	$3,182	$1,785	$797			$5,387	$3,979

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

20 Elimination of investment from equipment operations to financial services

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recently filed Annual Report on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of April 30, 2023, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the second quarter of 2023, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s purchases of its common stock during the second quarter of 2023 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Per Share	(thousands)	(millions)
Jan 30 to Feb 26	434	$418.32	434	49.8
Feb 27 to Mar 26	1,075	413.41	1,075	48.6
Mar 27 to Apr 30	1,716	393.04	1,716	46.8
Total	3,225		3,225
(1)	The Company had a share repurchase plan that was announced in December 2019 to purchase up to $8,000 million of shares of the Company’s common stock. The share repurchases under the December 2019 plan were completed in April 2023. The Company has a share repurchase plan that was announced in December 2022 to repurchase up to $18,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be repurchased under this plan was 46.8 million shares based on the end of the second quarter 2023 closing share price of $378.02 per share. At the end of the second quarter of 2023, $17,694 million of common stock remains to be repurchased under this plan.

Sales of Unregistered Securities

During the second quarter of 2023, the Company issued 3,930 deferred stock units under the Deere & Company Nonemployee Director Stock Ownership Plan (“NEDSOP”) to the Company’s non-employee directors for their service on the Board of Directors of the Company. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in the plan. Deferred stock units issued under the NEDSOP are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of the SEC’s Regulation D thereunder.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Certain instruments relating to long-term borrowings constituting less than 10 percent of the registrant’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will furnish copies of such instruments to the Commission upon request of the Commission.

3.1	Certificate of Incorporation (Exhibit 3.1 to Form 10-Q of registrant for the quarter ended July 28, 2019, Securities and Exchange Commission File Number 1-4121*)

3.2	Bylaws, as amended (Exhibit 3.1 to Form 8-K of registrant filed on December 3, 2020, Securities and Exchange Commission File Number 1-4121*)

10.1

364-Day Credit Agreement, dated March 27, 2023, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.2

2027 Credit Agreement, dated March 27, 2023, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.3

2028 Credit Agreement, dated March 27, 2023, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.4

Second Amended Agreement, dated March 27, 2023, between the registrant and John Deere Capital Corporation relating to fixed charges ratio, ownership, and minimum net worth of John Deere Capital Corporation

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

DEERE & COMPANY

Date:	June 1, 2023	By:	/s/ Joshua A. Jepsen
Joshua A. Jepsen Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)