Form 10-Q
period 2023-07-30
DEERE & CO
filed 2023-08-31
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2023

or

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

Yes ☐ No ☒

At July 30, 2023, 288,000,577 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENTS OF CONSOLIDATED INCOME
For the Three and Nine Months Ended July 30, 2023 and July 31, 2022
(In millions of dollars and shares except per share amounts) Unaudited
	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Net Sales and Revenues
Net sales	$14,284	$13,000	$41,765	$33,565
Finance and interest income	1,253	846	3,326	2,441
Other income	264	256	748	1,035
Total	15,801	14,102	45,839	37,041

Costs and Expenses
Cost of sales	9,624	9,511	28,288	25,124
Research and development expenses	528	481	1,571	1,336
Selling, administrative and general expenses	1,110	959	3,392	2,672
Interest expense	623	296	1,671	713
Other operating expenses	310	316	971	954
Total	12,195	11,563	35,893	30,799

Income of Consolidated Group before Income Taxes	3,606	2,539	9,946	6,242
Provision for income taxes	636	654	2,164	1,364

Income of Consolidated Group	2,970	1,885	7,782	4,878
Equity in income of unconsolidated affiliates	2		5	8

Net Income	2,972	1,885	7,787	4,886
Less: Net income (loss) attributable to noncontrolling interests	(6)	1	(10)	1
Net Income Attributable to Deere & Company	$2,978	$1,884	$7,797	$4,885

Per Share Data
Basic	$10.24	$6.20	$26.48	$15.97
Diluted	10.20	6.16	26.35	15.88
Dividends declared	1.25	1.13	3.70	3.23
Dividends paid	1.25	1.05	3.58	3.15

Average Shares Outstanding
Basic	290.8	304.1	294.4	305.8
Diluted	292.1	305.7	295.9	307.7

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three and Nine Months Ended July 30, 2023 and July 31, 2022
(In millions of dollars) Unaudited
	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022

Net Income	$2,972	$1,885	$7,787	$4,886

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(9)	79	(267)	(137)
Cumulative translation adjustment	144	(269)	925	(784)
Unrealized gain (loss) on derivatives	5	(1)	(26)	41
Unrealized gain (loss) on debt securities	(13)	6	13	(57)
Other Comprehensive Income (Loss), Net of Income Taxes	127	(185)	645	(937)

Comprehensive Income of Consolidated Group	3,099	1,700	8,432	3,949
Less: Comprehensive income (loss) attributable to noncontrolling interests	(5)	(3)	2	(8)
Comprehensive Income Attributable to Deere & Company	$3,104	$1,703	$8,430	$3,957

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars) Unaudited
	July 30	October 30	July 31
	2023	2022	2022
Assets
Cash and cash equivalents	$6,576	$4,774	$4,359
Marketable securities	841	734	719
Trade accounts and notes receivable – net	9,297	6,410	6,696
Financing receivables – net	41,302	36,634	35,056
Financing receivables securitized – net	7,001	5,936	5,141
Other receivables	3,118	2,492	1,999
Equipment on operating leases – net	6,709	6,623	6,554
Inventories	9,350	8,495	9,121
Property and equipment – net	6,418	6,056	5,666
Goodwill	3,994	3,687	3,754
Other intangible assets – net	1,199	1,218	1,281
Retirement benefits	3,573	3,730	3,125
Deferred income taxes	1,360	824	1,110
Other assets	2,659	2,417	2,236
Total Assets	$103,397	$90,030	$86,817

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$17,143	$12,592	$14,176
Short-term securitization borrowings	6,608	5,711	4,920
Accounts payable and accrued expenses	15,340	14,822	12,986
Deferred income taxes	506	495	561
Long-term borrowings	38,112	33,596	32,132
Retirement benefits and other liabilities	2,536	2,457	2,911
Total liabilities	80,245	69,673	67,686

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	101	92	95

Stockholders’ Equity
Common stock, $1 par value (issued shares at July 30, 2023 – 536,431,204)	5,272	5,165	5,139
Common stock in treasury	(28,760)	(24,094)	(22,976)
Retained earnings	48,947	42,247	40,346
Accumulated other comprehensive income (loss)	(2,411)	(3,056)	(3,476)
Total Deere & Company stockholders’ equity	23,048	20,262	19,033
Noncontrolling interests	3	3	3
Total stockholders’ equity	23,051	20,265	19,036
Total Liabilities and Stockholders’ Equity	$103,397	$90,030	$86,817

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 30, 2023 and July 31, 2022
(In millions of dollars) Unaudited
	2023	2022
Cash Flows from Operating Activities
Net income	$7,787	$4,886
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(64)	62
Provision for depreciation and amortization	1,527	1,443
Impairments and other adjustments	173	81
Share-based compensation expense	112	64
Gain on remeasurement of previously held equity investment		(326)
Credit for deferred income taxes	(429)	(6)
Changes in assets and liabilities:
Receivables related to sales	(5,059)	(2,357)
Inventories	(663)	(2,526)
Accounts payable and accrued expenses	47	(15)
Accrued income taxes payable/receivable	(595)	82
Retirement benefits	(116)	(1,014)
Other	176	44
Net cash provided by operating activities	2,896	418

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	17,592	15,774
Proceeds from sales of equipment on operating leases	1,445	1,501
Cost of receivables acquired (excluding receivables related to sales)	(20,714)	(18,578)
Acquisitions of businesses, net of cash acquired	(82)	(488)
Purchases of property and equipment	(887)	(596)
Cost of equipment on operating leases acquired	(1,968)	(1,717)
Collateral on derivatives - net	240	(193)
Other	(189)	(133)
Net cash used for investing activities	(4,563)	(4,430)

Cash Flows from Financing Activities
Increase in total short-term borrowings	5,040	4,267
Proceeds from long-term borrowings	9,972	6,281
Payments of long-term borrowings	(5,862)	(6,578)
Repurchases of common stock	(4,663)	(2,477)
Dividends paid	(1,065)	(971)
Other	(43)	(7)
Net cash provided by financing activities	3,379	515

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	125	(143)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,837	(3,640)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	4,941	8,125
Cash, Cash Equivalents, and Restricted Cash at End of Period	$6,778	$4,485

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$6,576	$4,359
Restricted cash (Other assets)	202	126
Total Cash, Cash Equivalents, and Restricted Cash	$6,778	$4,485

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended July 30, 2023 and July 31, 2022
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Three Months Ended July 31, 2022
Balance May 1, 2022	$18,907	$5,117	$(21,727)	$38,805	$(3,291)	$3	$99
Net income	1,884			1,884			1
Other comprehensive loss	(185)				(185)		(4)
Repurchases of common stock	(1,251)		(1,251)
Treasury shares reissued	2		2
Dividends declared	(343)			(343)
Share based awards and other	22	22					(1)
Balance July 31, 2022	$19,036	$5,139	$(22,976)	$40,346	$(3,476)	$3	$95

Nine Months Ended July 31, 2022
Balance October 31, 2021	$18,434	$5,054	$(20,533)	$36,449	$(2,539)	$3
Acquisitions							$105
Net income (loss)	4,887			4,885		2	(1)
Other comprehensive loss	(937)				(937)		(9)
Repurchases of common stock	(2,477)		(2,477)
Treasury shares reissued	34		34
Dividends declared	(990)			(988)		(2)
Share based awards and other	85	85
Balance July 31, 2022	$19,036	$5,139	$(22,976)	$40,346	$(3,476)	$3	$95

Three Months Ended July 30, 2023
Balance April 30, 2023	$22,399	$5,227	$(26,630)	$46,336	$(2,538)	$4	$102
Net income (loss)	2,978			2,978			(6)
Other comprehensive income	127				127		1
Repurchases of common stock	(2,139)		(2,139)
Treasury shares reissued	9		9
Dividends declared	(364)			(362)		(2)
Share based awards and other	41	45		(5)		1	4
Balance July 30, 2023	$23,051	$5,272	$(28,760)	$48,947	$(2,411)	$3	$101

Nine Months Ended July 30, 2023
Balance October 30, 2022	$20,265	$5,165	$(24,094)	$42,247	$(3,056)	$3	$92
Net income (loss)	7,799			7,797		2	(12)
Other comprehensive income	645				645		12
Repurchases of common stock	(4,696)		(4,696)
Treasury shares reissued	30		30
Dividends declared	(1,091)			(1,088)		(3)
Share based awards and other	99	107		(9)		1	9
Balance July 30, 2023	$23,051	$5,272	$(28,760)	$48,947	$(2,411)	$3	$101

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

The Company uses a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal year 2023 and 2022 were July 30, 2023 and July 31, 2022, respectively. Both third quarters contained 13 weeks, while both year-to-date periods contained 39 weeks. Unless otherwise stated, references to particular years, quarters, or months refer to the Company’s fiscal years generally ending in October and the associated periods in those fiscal years.

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

(3)  Revenue Recognition

The Company’s net sales and revenues by primary geographic market, major product line, and timing of revenue recognition in millions of dollars follow:

	Three Months Ended July 30, 2023
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$3,394	$2,098	$2,346	$860	$8,698
Canada	397	179	288	165	1,029
Western Europe	833	802	421	35	2,091
Central Europe and CIS	302	85	98	6	491
Latin America	1,326	220	371	117	2,034
Asia, Africa, Oceania, and Middle East	720	422	271	45	1,458
Total	$6,972	$3,806	$3,795	$1,228	$15,801

Major product lines:
Production agriculture	$6,721				$6,721
Small agriculture		$2,688			2,688
Turf		964			964
Construction			$1,745		1,745
Compact construction			614		614
Roadbuilding			987		987
Forestry			334		334
Financial products	89	28	15	$1,228	1,360
Other	162	126	100		388
Total	$6,972	$3,806	$3,795	$1,228	$15,801

Revenue recognized:
At a point in time	$6,857	$3,769	$3,767	$30	$14,423
Over time	115	37	28	1,198	1,378
Total	$6,972	$3,806	$3,795	$1,228	$15,801

	Nine Months Ended July 30, 2023
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$10,079	$6,005	$6,807	$2,339	$25,230
Canada	1,303	514	865	468	3,150
Western Europe	2,092	2,254	1,278	95	5,719
Central Europe and CIS	897	420	263	26	1,606
Latin America	4,106	577	1,098	318	6,099
Asia, Africa, Oceania, and Middle East	1,709	1,291	906	129	4,035
Total	$20,186	$11,061	$11,217	$3,375	$45,839

Major product lines:
Production agriculture	$19,565				$19,565
Small agriculture		$7,835			7,835
Turf		2,782			2,782
Construction			$5,040		5,040
Compact construction			1,750		1,750
Roadbuilding			2,939		2,939
Forestry			1,119		1,119
Financial products	149	66	40	$3,375	3,630
Other	472	378	329		1,179
Total	$20,186	$11,061	$11,217	$3,375	$45,839

Revenue recognized:
At a point in time	$19,965	$10,970	$11,142	$80	$42,157
Over time	221	91	75	3,295	3,682
Total	$20,186	$11,061	$11,217	$3,375	$45,839

	Three Months Ended July 31, 2022
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$2,904	$2,177	$1,789	$602	$7,472
Canada	451	185	288	149	1,073
Western Europe	645	646	380	25	1,696
Central Europe and CIS	348	109	111	14	582
Latin America	1,327	155	459	77	2,018
Asia, Africa, Oceania, and Middle East	510	419	296	36	1,261
Total	$6,185	$3,691	$3,323	$903	$14,102

Major product lines:
Production agriculture	$6,019				$6,019
Small agriculture		$2,705			2,705
Turf		842			842
Construction			$1,506		1,506
Compact construction			460		460
Roadbuilding			910		910
Forestry			316		316
Financial products	17	15	6	$903	941
Other	149	129	125		403
Total	$6,185	$3,691	$3,323	$903	$14,102

Revenue recognized:
At a point in time	$6,154	$3,672	$3,303	$27	$13,156
Over time	31	19	20	876	946
Total	$6,185	$3,691	$3,323	$903	$14,102

	Nine Months Ended July 31, 2022
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$6,946	$5,718	$5,157	$1,744	$19,565
Canada	899	468	975	450	2,792
Western Europe	1,648	1,836	1,202	76	4,762
Central Europe and CIS	954	386	452	36	1,828
Latin America	3,229	393	1,020	218	4,860
Asia, Africa, Oceania, and Middle East	1,118	1,170	833	113	3,234
Total	$14,794	$9,971	$9,639	$2,637	$37,041

Major product lines:
Production agriculture	$14,333				$14,333
Small agriculture		$7,305			7,305
Turf		2,286			2,286
Construction			$4,198		4,198
Compact construction			1,208		1,208
Roadbuilding			2,619		2,619
Forestry			946		946
Financial products	39	35	17	$2,637	2,728
Other	422	345	651		1,418
Total	$14,794	$9,971	$9,639	$2,637	$37,041

Revenue recognized:
At a point in time	$14,694	$9,919	$9,580	$77	$34,270
Over time	100	52	59	2,560	2,771
Total	$14,794	$9,971	$9,639	$2,637	$37,041

The Company invoices in advance of recognizing the sale of certain products and the revenue for certain services. These relate to extended warranty premiums, advance payments for future equipment sales, and subscription and service revenue related to precision guidance and telematic services. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses” in the consolidated balance sheets. The deferred revenue received, but not recognized in revenue, including extended warranty premiums also shown in Note 16, was $1,753 million, $1,423 million, and $1,424 million at July 30, 2023, October 30, 2022, and July 31, 2022, respectively. The contract liability is reduced as the revenue is recognized. During the three months ended July 30, 2023 and July 31, 2022, $96 million and $93 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year. During the nine months ended July 30, 2023 and July 31, 2022, $440 million and $488 million, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year was $1,437 million at July 30, 2023. The estimated revenue to be recognized by fiscal year follows in millions of dollars: remainder of 2023 - $139, 2024 - $403, 2025 - $337, 2026 - $228, 2027 - $136, 2028 - $86 and later years - $108. As permitted, the Company elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are for sales of equipment, service parts, repair services, and certain telematics services.

(4)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) in millions of dollars follow:

	July 30	October 30	July 31
	2023	2022	2022
Retirement benefits adjustment	$(656)	$(389)	$(1,171)
Cumulative translation adjustment	(1,669)	(2,594)	(2,262)
Unrealized gain (loss) on derivatives	(5)	21	(1)
Unrealized gain (loss) on debt securities	(81)	(94)	(42)
Total accumulated other comprehensive income (loss)	$(2,411)	$(3,056)	$(3,476)

Following are amounts recorded in and reclassifications out of other comprehensive income (loss), and the income tax effects, in millions of dollars. Retirement benefits adjustment reclassifications for actuarial (gain) loss, prior service (credit) cost, and settlements are included in net periodic pension and other postretirement benefit costs (see Note 6).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 30, 2023	Amount	Credit	Amount
Cumulative translation adjustment	$143	$1	$144
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	24	(5)	19
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(18)	4	(14)
Net unrealized gain (loss) on derivatives	6	(1)	5
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(16)	3	(13)
Net unrealized gain (loss) on debt securities	(16)	3	(13)
Retirement benefits adjustment:
Net actuarial gain (loss)	(1)		(1)
Reclassification of amortized amounts:
Actuarial (gain) loss – Other operating expenses	(20)	5	(15)
Prior service (credit) cost – Other operating expenses	9	(2)	7
Net unrealized gain (loss) on retirement benefits adjustment	(12)	3	(9)
Total other comprehensive income (loss)	$121	$6	$127

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 30, 2023	Amount	Credit	Amount
Cumulative translation adjustment	$914	$11	$925
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	19	(4)	15
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(52)	11	(41)
Net unrealized gain (loss) on derivatives	(33)	7	(26)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	17	(4)	13
Net unrealized gain (loss) on debt securities	17	(4)	13
Retirement benefits adjustment:
Net actuarial gain (loss)	(351)	83	(268)
Reclassification of amortized amounts:
Actuarial (gain) loss – Other operating expenses	(61)	15	(46)
Prior service (credit) cost – Other operating expenses	28	(7)	21
Settlements – Other operating expenses	36	(10)	26
Net unrealized gain (loss) on retirement benefits adjustment	(348)	81	(267)
Total other comprehensive income (loss)	$550	$95	$645

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 31, 2022	Amount	Credit	Amount
Cumulative translation adjustment	$(267)	$(2)	$(269)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	1		1
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(3)	1	(2)
Net unrealized gain (loss) on derivatives	(2)	1	(1)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	6	(1)	5
Reclassification of realized (gain) loss – Other income	1		1
Net unrealized gain (loss) on debt securities	7	(1)	6
Retirement benefits adjustment:
Net actuarial gain (loss)	34	(9)	25
Reclassification of amortized amounts:
Actuarial (gain) loss – Other operating expenses	27	(7)	20
Prior service (credit) cost – Other operating expenses	8	(2)	6
Settlements/curtailment – Other operating expenses	36	(8)	28
Net unrealized gain (loss) on retirement benefits adjustment	105	(26)	79
Total other comprehensive income (loss)	$(157)	$(28)	$(185)

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 31, 2022	Amount	Credit	Amount
Cumulative translation adjustment	$(774)	$(10)	$(784)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	52	(11)	41
Net unrealized gain (loss) on derivatives	52	(11)	41
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(74)	16	(58)
Reclassification of realized (gain) loss – Other income	1		1
Net unrealized gain (loss) on debt securities	(73)	16	(57)
Retirement benefits adjustment:
Net actuarial gain (loss) and prior service credit (cost)	(338)	81	(257)
Reclassification of amortized amounts:
Actuarial (gain) loss – Other operating expenses	94	(24)	70
Prior service (credit) cost – Other operating expenses	22	(6)	16
Settlements/curtailment – Other operating expenses	44	(10)	34
Net unrealized gain (loss) on retirement benefits adjustment	(178)	41	(137)
Total other comprehensive income (loss)	$(973)	$36	$(937)

(5)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions (except per share amounts):

	Three Months Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2023	2022	2023	2022
Net income attributable to Deere & Company	$2,978	$1,884	$7,797	$4,885
Average shares outstanding	290.8	304.1	294.4	305.8
Basic per share	$10.24	$6.20	$26.48	$15.97

Average shares outstanding	290.8	304.1	294.4	305.8
Effect of dilutive share-based compensation	1.3	1.6	1.5	1.9
Total potential shares outstanding	292.1	305.7	295.9	307.7
Diluted per share	$10.20	$6.16	$26.35	$15.88

Shares excluded from EPS calculation, as antidilutive	.2	.2	.1	.2

(6)  Pension and Other Postretirement Employee Benefits

The Company has several defined benefit pension plans and other postretirement employee benefit (OPEB) plans, primarily health care and life insurance plans, covering its U.S. employees and employees in certain foreign countries. The components of net periodic pension and OPEB (benefit) cost consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2023	2022	2023	2022
Pension
Service cost	$62	$86	$186	$265
Interest cost	133	85	400	242
Expected return on plan assets	(223)	(182)	(655)	(544)
Amortization of actuarial (gain) loss	(5)	31	(16)	107
Amortization of prior service cost	10	9	30	25
Settlements/curtailment		36	36	44
Net (benefit) cost	$(23)	$65	$(19)	$139

OPEB
Service cost	$7	$11	$20	$34
Interest cost	44	25	132	74
Expected return on plan assets	(29)	(28)	(87)	(83)
Amortization of actuarial gain	(15)	(4)	(45)	(13)
Amortization of prior service credit	(1)	(1)	(2)	(3)
Net cost	$6	$3	$18	$9

The reduction in the 2023 pension net cost is due to increases in the expected long-term return rates on plan assets and increases in discount rates. The components of net periodic pension and OPEB (benefit) cost excluding the service cost component are included in the line item “Other operating expenses” in the statements of consolidated income.

During the second quarter of 2023, the Canada pension plan paid a premium to an insurance company to irrevocably transfer the benefit obligations and administration for the majority of its retired participants. The transaction did not impact the benefits to be received by the retired participants. In connection with the transaction, the Company recognized a one-time, non-cash, pre-tax pension settlement charge of $36 million in the second quarter of 2023 related to the accelerated recognition of actuarial losses included within “Accumulated other comprehensive income (loss)” in the statements of changes in consolidated stockholders’ equity.

(7)  Segment Reporting

Worldwide net sales and revenues, operating profit, and identifiable assets by segment were as follows in millions of dollars:

	Three Months Ended			Nine Months Ended
	July 30	July 31%		July 30	July 31%
	2023	2022	Change	2023	2022	Change
Net sales and revenues:
Production & precision ag net sales	$6,806	$6,096	+12	$19,826	$14,568	+36
Small ag & turf net sales	3,739	3,635	+3	10,886	9,836	+11
Construction & forestry net sales	3,739	3,269	+14	11,053	9,161	+21
Financial services revenues	1,228	903	+36	3,375	2,637	+28
Other revenues	289	199	+45	699	839	-17
Total net sales and revenues	$15,801	$14,102	+12	$45,839	$37,041	+24
Operating profit:
Production & precision ag	$1,782	$1,293	+38	$5,160	$2,646	+95
Small ag & turf	732	552	+33	2,028	1,443	+41
Construction & forestry	716	514	+39	2,179	1,599	+36
Financial services	286	287		565	864	-35
Total operating profit	3,516	2,646	+33	9,932	6,552	+52
Reconciling items	98	(108)		29	(303)
Income taxes	(636)	(654)	-3	(2,164)	(1,364)	+59
Net income attributable to Deere & Company	$2,978	$1,884	+58	$7,797	$4,885	+60

Intersegment sales and revenues:
Production & precision ag net sales	$9	$5	+80	$21	$15	+40
Small ag & turf net sales	2	2		10	8	+25
Construction & forestry net sales
Financial services revenues	217	81	+168	612	214	+186

Operating profit for production and precision ag, small ag and turf, and construction and forestry is income from continuing operations before reconciling items and income taxes. Operating profit for financial services includes the effect of interest expense and foreign exchange gains and losses. Reconciling items to net income are primarily corporate expenses, certain interest income and expenses, certain foreign exchange gains and losses, pension and OPEB benefit amounts excluding the service cost component, equity in income of unconsolidated affiliates, and net income attributable to noncontrolling interests.

Identifiable assets were as follows in millions of dollars:
	July 30	October 30	July 31
	2023	2022	2022
Production & precision ag	$9,523	$8,414	$8,728
Small ag & turf	4,482	4,451	4,361
Construction & forestry	7,415	6,754	6,824
Financial services	68,850	58,864	56,008
Corporate	13,127	11,547	10,896
Total assets	$103,397	$90,030	$86,817

(8)  Financing Receivables

The Company monitors the credit quality of financing receivables based on delinquency status. Past due balances of financing receivables still accruing finance income represent the total balance held (principal plus accrued interest) with any payment amounts 30 days or more past the contractual payment due date. Non-performing financing receivables represent receivables for which the Company has ceased accruing finance income. The Company ceases accruing finance income when these receivables are generally 90 days delinquent. Generally, when receivables are 120 days delinquent the estimated uncollectible amount from the customer is written off to the allowance for credit losses. Finance income for non-performing receivables is recognized on a cash basis. Accrual of finance income is generally resumed when the receivable becomes contractually current and collection is reasonably assured.

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows in millions of dollars:

	July 30, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$10,554	$9,701	$5,792	$2,779	$1,080	$402	$4,388	$34,696
30-59 days past due	59	85	53	26	13	4	21	261
60-89 days past due	19	30	17	10	5	1	7	89
90+ days past due		1						1
Non-performing	19	80	71	36	24	27	8	265
Construction and forestry
Current	2,167	2,200	1,284	449	124	39	114	6,377
30-59 days past due	39	46	38	13	5	2	4	147
60-89 days past due	12	23	16	8	2	1	1	63
90+ days past due		2	1	1				4
Non-performing	20	83	61	26	11	5	1	207
Total	$12,889	$12,251	$7,333	$3,348	$1,264	$481	$4,544	$42,110

	October 30, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$13,500	$7,984	$4,091	$1,875	$785	$200	$4,111	$32,546
30-59 days past due	46	63	36	17	7	3	19	191
60-89 days past due	14	25	13	6	2	1	5	66
90+ days past due	1							1
Non-performing	27	60	44	28	18	19	8	204
Construction and forestry
Current	2,964	1,974	842	292	73	12	108	6,265
30-59 days past due	53	52	23	9	2	1	3	143
60-89 days past due	19	16	7	3	1		1	47
90+ days past due	1	4	1	3		1		10
Non-performing	25	61	34	19	7	3		149
Total	$16,650	$10,239	$5,091	$2,252	$895	$240	$4,255	$39,622

	July 31, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$9,161	$9,169	$4,713	$2,234	$935	$378	$3,962	$30,552
30-59 days past due	40	70	38	23	8	4	18	201
60-89 days past due	15	24	15	7	3	1	5	70
90+ days past due
Non-performing	17	62	48	37	19	27	7	217
Construction and forestry
Current	2,336	2,249	1,004	382	106	20	102	6,199
30-59 days past due	47	54	26	12	4	1	3	147
60-89 days past due	14	14	12	4	1		1	46
90+ days past due		11	3	1		3		18
Non-performing	13	63	49	25	9	4	1	164
Total	$11,643	$11,716	$5,908	$2,725	$1,085	$438	$4,099	$37,614

The credit quality analysis of wholesale receivables by year of origination was as follows in millions of dollars:

	July 30, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$449	$139	$28	$7	$1	$1	$4,940	$5,565
30+ days past due
Non-performing					1			1
Construction and forestry
Current	20	6	23	1		1	752	803
30+ days past due
Non-performing
Total	$469	$145	$51	$8	$2	$2	$5,692	$6,369

	October 30, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$387	$64	$27	$4		$2	$2,371	$2,855
30+ days past due
Non-performing				1				1
Construction and forestry
Current	7	29	2	1		1	377	417
30+ days past due
Non-performing
Total	$394	$93	$29	$6		$3	$2,748	$3,273

	July 31, 2022
	2022	2021	2020	2019	2018	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$289	$99	$34	$6	$1	$1	$2,022	$2,452
30+ days past due
Non-performing				1				1
Construction and forestry
Current	11	32	3	1		1	283	331
30+ days past due						1		1
Non-performing
Total	$300	$131	$37	$8	$1	$3	$2,305	$2,785

An analysis of the allowance for credit losses and investment in financing receivables in millions of dollars during the periods follows:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Three Months Ended July 30, 2023
Allowance:
Beginning of period balance	$157	$19	$4	$180
Provision	14	11		25
Write-offs	(23)	(18)		(41)
Recoveries	5	6		11
Translation adjustments	1			1
End of period balance	$154	$18	$4	$176

Nine Months Ended July 30, 2023
Allowance:
Beginning of period balance	$299	$22	$4	$325
Provision	59	15	1	75
Provision transferred to held for sale	(142)			(142)
Provision (credit) subtotal	(83)	15	1	(67)
Write-offs	(60)	(36)		(96)
Recoveries	15	17		32
Translation adjustments	(17)		(1)	(18)
End of period balance	$154	$18	$4	$176
Financing receivables:
End of period balance	$37,566	$4,544	$6,369	$48,479

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Three Months Ended July 31, 2022
Allowance:
Beginning of period balance	$168	$17	$5	$190
Provision (credit)	14	3	(1)	16
Write-offs	(12)	(10)		(22)
Recoveries	8	7		15
Translation adjustments	3			3
End of period balance	$181	$17	$4	$202

Nine Months Ended July 31, 2022
Allowance:
Beginning of period balance	$138	$21	$7	$166
Provision (credit)	66	(4)	(3)	59
Write-offs	(47)	(22)		(69)
Recoveries	17	22		39
Translation adjustments	7			7
End of period balance	$181	$17	$4	$202
Financing receivables:
End of period balance	$33,515	$4,099	$2,785	$40,399

In the first quarter of 2023, the Company determined that the financial services business in Russia met the held for sale criteria. The financing receivables in Russia were reclassified to “Other assets” and the associated allowance for credit losses was reversed in the first quarter of 2023. These operations were sold in the second quarter of 2023 (see Note 20).

The allowance for credit losses decreased slightly in the third quarter of 2023 as strong fundamentals within the agriculture market continued to benefit the portfolio. Excluding the portfolio in Russia, the allowance for the first nine months of 2023 increased slightly as higher portfolio balances and higher expected losses on turf and construction customer accounts offset the favorable benefits in the agricultural customer accounts. The Company continues to monitor the economy as part of the allowance setting process, including potential impacts of inflation and interest rates, among other factors, and qualitative adjustments to the allowance are incorporated as necessary.

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

The components of consolidated restricted assets, secured borrowings, and other liabilities related to secured borrowings in securitization transactions were as follows in millions of dollars:

	July 30	October 30	July 31
	2023	2022	2022
Financing receivables securitized (retail notes)	$7,019	$5,952	$5,156
Allowance for credit losses	(18)	(16)	(15)
Other assets (primarily restricted cash)	153	155	136
Total restricted securitized assets	$7,154	$6,091	$5,277

Short-term securitization borrowings	$6,608	$5,711	$4,920
Accrued interest on borrowings	15	6	4
Total liabilities related to restricted securitized assets	$6,623	$5,717	$4,924

(10)  Inventories

A majority of inventory owned by Deere & Company and its U.S. equipment subsidiaries are valued at cost on the “last-in, first-out” (LIFO) basis. If all of the Company’s inventories had been valued on a “first-in, first-out” (FIFO) basis, estimated inventories by major classification in millions of dollars would have been as follows:

	July 30	October 30	July 31
	2023	2022	2022
Raw materials and supplies	$4,492	$4,442	$4,508
Work-in-process	1,307	1,190	1,621
Finished goods and parts	6,164	5,363	5,434
Total FIFO value	11,963	10,995	11,563
Less adjustment to LIFO value	2,613	2,500	2,442
Inventories	$9,350	$8,495	$9,121

(11)  Goodwill and Other Intangible Assets

The changes in amounts of goodwill by operating segments were as follows in millions of dollars:

	Production &	Small Ag	Construction
	Precision Ag	& Turf	& Forestry	Total
Goodwill at October 31, 2021	$542	$265	$2,484	$3,291
Acquisitions	132	69	597	798
Translation adjustments	(23)	(11)	(301)	(335)
Goodwill at July 31, 2022	$651	$323	$2,780	$3,754

Goodwill at October 30, 2022	$646	$318	$2,723	$3,687
Acquisitions	41	39		80
Translation adjustments	23	8	196	227
Goodwill at July 30, 2023	$710	$365	$2,919	$3,994

There were no accumulated goodwill impairment losses in the reported periods.

The components of other intangible assets were as follows in millions of dollars:

	July 30	October 30	July 31
	2023	2022	2022
Amortized intangible assets:
Customer lists and relationships	$524	$493	$507
Technology, patents, trademarks, and other	1,415	1,301	1,320
Total at cost	1,939	1,794	1,827
Less accumulated amortization:
Customer lists and relationships	201	166	162
Technology, patents, trademarks, and other	539	410	384
Total accumulated amortization	740	576	546
Other intangible assets – net	$1,199	$1,218	$1,281

The amortization of other intangible assets in the third quarter and the first nine months of 2023 was $42 million and $126 million, and for the third quarter and the first nine months of 2022 was $42 million and $104 million, respectively. The estimated amortization expense for the next five years is as follows in millions of dollars: remainder of 2023 – $57, 2024 – $179, 2025 – $147, 2026 – $122, 2027 – $120, and 2028 – $88.

(12)  Short-Term Borrowings

Short-term borrowings were as follows in millions of dollars:

	July 30	October 30	July 31
	2023	2022	2022
Commercial paper	$9,003	$4,703	$6,035
Notes payable to banks	352	402	427
Finance lease obligations due within one year	23	21	21
Long-term borrowings due within one year	7,765	7,466	7,693
Short-term borrowings	$17,143	$12,592	$14,176

(13)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were as follows in millions of dollars:

	July 30	October 30	July 31
	2023	2022	2022
Accounts payable:
Trade payables	$3,308	$3,894	$3,577
Payables to unconsolidated affiliates	4	11	5
Dividends payable	365	343	347
Operating lease liabilities	308	302	251
Deposits withheld from dealers and merchants	158	163	154
Other	173	214	162
Accrued expenses:
Dealer sales discounts	902	1,044	586
Product warranties	1,619	1,427	1,398
Employee benefits	1,808	1,528	1,280
Accrued taxes	1,595	1,255	1,171
Unearned operating lease revenue	428	399	378
Unearned revenue (contractual liability)	754	557	586
Extended warranty premium	999	866	839
Accrued interest	402	288	260
Derivative liabilities	948	1,231	667
Other	1,569	1,300	1,325
Total accounts payable and accrued expenses	$15,340	$14,822	$12,986

Amounts are presented net of eliminations, which primarily consist of dealer sales incentives with a right of set-off against trade receivables of $2,240 million at July 30, 2023, $1,280 million at October 30, 2022, and $1,370 million at July 31, 2022. Other eliminations were made for accrued taxes and other accrued expenses.

(14)  Long-Term Borrowings

Long-term borrowings were as follows in millions of dollars:

	July 30	October 30	July 31
	2023	2022	2022
Underwritten term debt
U.S. dollar notes and debentures:
2.75% notes due 2025	$700	$700	$700
6.55% debentures due 2028	200	200	200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
7.125% notes due 2031	300	300	300
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
Euro notes:
.5% notes due 2023 (€500 principal)			510
1.375% notes due 2024 (€800 principal)		797	816
1.85% notes due 2028 (€600 principal)	659	598	612
2.20% notes due 2032 (€600 principal)	659	598	612
1.65% notes due 2039 (€650 principal)	713	648	663
Serial issuances
Medium-term notes: (principal as of: July 30, 2023 - $30,348, October 30, 2022 - $25,629, July 31, 2022 - $22,983)	29,355	24,604	22,593
Other notes and finance lease obligations	1,605	1,223	1,191
Less debt issuance costs and debt discounts	(129)	(122)	(115)
Long-term borrowings	$38,112	$33,596	$32,132

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

Lease revenues earned by the Company were as follows in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2023	2022	2023	2022
Sales-type and direct finance lease revenues	$41	$39	$120	$113
Operating lease revenues	332	326	974	991
Variable lease revenues		6	11	20
Total lease revenues	$373	$371	$1,105	$1,124

(16)  Commitments and Contingencies

The Company determines its total warranty liability by applying historical claims rate experience to the estimated amount of equipment that has been sold and is still under warranty based on dealer inventories and retail sales. The historical claims rate is determined by a review of five-year claims costs and current quality developments.

The premiums for extended warranties are recognized in other income in the statements of consolidated income in proportion to the costs expected to be incurred over the contract period. The unamortized extended warranty premiums (deferred revenue) included in the following table totaled $999 million and $839 million at July 30, 2023 and July 31, 2022, respectively.

A reconciliation of the changes in the warranty liability and unearned premiums was as follows in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2023	2022	2023	2022
Beginning of period balance	$2,511	$2,095	$2,293	$2,086
Payments	(314)	(240)	(851)	(657)
Amortization of premiums received	(75)	(70)	(221)	(200)
Accruals for warranties	363	358	1,010	762
Premiums received	123	103	338	277
Foreign exchange	10	(10)	49	(32)
End of period balance	$2,618	$2,236	$2,618	$2,236

At July 30, 2023, the Company had $201 million of guarantees issued to banks outside the U.S. and Canada related to third-party receivables for the retail financing of John Deere equipment. The Company may recover a portion of any required payments incurred under these agreements from repossession of the equipment collateralizing the receivables. At July 30, 2023, the accrued losses under these agreements were not material.

At July 30, 2023, the Company had commitments of $649 million for the construction and acquisition of property and equipment. Also, at July 30, 2023, the Company had restricted assets of $270 million, classified as Other assets.

The Company also had other miscellaneous contingent liabilities and guarantees totaling approximately $115 million at July 30, 2023. The accrued liability for these contingencies was not material at July 30, 2023.

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

	July 30, 2023		October 30, 2022		July 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net	$41,302	$40,675	$36,634	$35,526	$35,056	$34,158
Financing receivables securitized – net	7,001	6,818	5,936	5,698	5,141	4,990
Short-term securitization borrowings	6,608	6,538	5,711	5,577	4,920	4,862
Long-term borrowings due within one year	7,765	7,568	7,466	7,322	7,693	7,608
Long-term borrowings	38,064	37,121	33,566	31,852	32,101	31,741

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

Assets and liabilities measured at fair value on a recurring basis in millions of dollars follow. The Company’s cash equivalents, which consisted of money market funds and time deposits, are excluded as these assets were carried at cost that approximates fair value.

	July 30	October 30	July 31
	2023	2022	2022
Level 1:
Marketable securities
International equity securities	$3	$3	$2
U.S. equity fund	101	70	75
U.S. fixed income fund	85
U.S. government debt securities	63	62	63
Total Level 1 marketable securities	252	135	140

Level 2:
Marketable securities
U.S. government debt securities	134	121	134
Municipal debt securities	69	63	70
Corporate debt securities	221	200	213
International debt securities	2	60	1
Mortgage-backed securities	163	155	161
Total Level 2 marketable securities	589	599	579
Other assets - Derivatives	324	373	280
Accounts payable and accrued expenses - Derivatives	948	1,231	667

Level 3:
Accounts payable and accrued expenses - Deferred consideration	202	236	252

The contractual maturities of debt securities at July 30, 2023 in millions of dollars are shown below. Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Unrealized losses were not recognized in income due to the ability and intent to hold to maturity. Because of the potential for prepayment on mortgage-backed securities, they are not categorized by contractual maturity.

	Amortized	Fair
	Cost	Value
Due in one year or less	$25	$24
Due after one through five years	130	121
Due after five through 10 years	193	170
Due after 10 years	211	174
Mortgage-backed securities	194	163
Debt securities	$753	$652

Fair value, nonrecurring Level 3 measurements from impairments, excluding financing receivables with specific allowances which were not significant, were as follows in millions of dollars. Inventories and property and equipment – net fair values for October 30, 2022 represent the fair value assessment at July 31, 2022.

	Fair Value			Losses
				Three Months Ended		Nine Months Ended
	July 30	October 30	July 31	July 30	July 31	July 30	July 31
	2023	2022	2022	2023	2022	2023	2022
Inventories		$19	$13		$4		$12
Property and equipment – net		15					41
Other intangible assets – net							28

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

(18)  Derivative Instruments

The fair value of the Company’s derivative instruments and the associated notional amounts were as follows in millions of dollars. Assets are recorded in “Other assets” on the consolidated balance sheets, while liabilities are recorded in “Accounts payable and accrued expenses.”

	July 30, 2023			October 30, 2022			July 31, 2022
		Fair Value			Fair Value			Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Cash flow hedges:
Interest rate contracts	$1,500	$48	$3	$1,950	$87		$2,350	$59	$1

Fair value hedges:
Interest rate contracts	12,160	4	729	10,112		$1,004	8,303	23	433

Not designated as hedging instruments:
Interest rate contracts	13,233	221	109	10,568	212	107	9,880	163	79
Foreign exchange contracts	8,630	51	82	8,185	66	118	7,457	30	149
Cross-currency interest rate contracts	155		25	260	8	2	276	5	5

The amounts recorded in the consolidated balance sheet related to borrowings designated in fair value hedging relationships were as follows in millions of dollars. Fair value hedging adjustments are included in the carrying amount of the hedged item.

	Active Hedging Relationships		Discontinued Hedging Relationships
	Carrying Amount	Cumulative Fair Value	Carrying Amount of	Cumulative Fair Value
	of Hedged Item	Hedging Amount	Formerly Hedged Item	Hedging Amount
July 30, 2023
Short-term borrowings			$2,324	$25
Long-term borrowings	$11,379	$(728)	6,319	(265)

October 30, 2022
Short-term borrowings			$2,515	$15
Long-term borrowings	$9,060	$(1,006)	5,520	(19)

July 31, 2022
Short-term borrowings			$2,605	$5
Long-term borrowings	$7,835	$(430)	5,728	39

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following in millions of dollars:

	Three Months Ended		Nine Months Ended
	July 30	July 31	July 30	July 31
	2023	2022	2023	2022
Fair Value Hedges:
Interest rate contracts - Interest expense	$(375)	$149	$(146)	$(507)

Cash Flow Hedges:
Recognized in OCI
Interest rate contracts - OCI (pretax)	$24	$1	$19	$52
Reclassified from OCI
Interest rate contracts - Interest expense	18	3	52

Not Designated as Hedges:
Interest rate contracts - Net sales	$6			$44
Interest rate contracts - Interest expense *	48	$(18)	$45	41
Foreign exchange contracts - Net sales	3	(1)	2	(2)
Foreign exchange contracts - Cost of sales	(78)	(29)	(14)	(109)
Foreign exchange contracts - Other operating expenses *	(142)	(20)	(157)	153
Total not designated	$(163)	$(68)	$(124)	$127

* Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

Certain of the Company’s derivative agreements contain credit support provisions that may require the Company to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at July 30, 2023, October 30, 2022, and July 31, 2022, was $865 million, $1,113 million, and $518 million, respectively. In accordance with the limits established in these agreements, the Company posted $435 million, $701 million, and $238 million of cash collateral at July 30, 2023, October 30, 2022, and July 31, 2022, respectively.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid in millions of dollars follows:

	Gross Amounts	Netting
July 30, 2023	Recognized	Arrangements	Collateral	Net Amount
Assets	$324	$(160)	$(28)	$136
Liabilities	948	(160)	(435)	353

	Gross Amounts	Netting
October 30, 2022	Recognized	Arrangements	Collateral	Net Amount
Assets	$373	$(179)	$(54)	$140
Liabilities	1,231	(179)	(701)	351

	Gross Amounts	Netting
July 31, 2022	Recognized	Arrangements	Collateral	Net Amount
Assets	$280	$(125)	$(40)	$115
Liabilities	667	(125)	(238)	304

(19)  Stock Option and Restricted Stock Unit Awards

In December 2022, the Company granted stock options to employees for the purchase of 161 thousand shares of common stock at an exercise price of $438.44 per share and a binomial lattice model fair value of $136.46 per share at the grant date. At July 30, 2023, options for 1.8 million shares were outstanding with a weighted-average exercise price of $187.53 per share. The Company also granted 125 thousand of service-based restricted stock units and 41 thousand of performance/service-based restricted stock units to employees in the first nine months of 2023. The weighted-average fair value of the service-based restricted stock units at the grant date was $428.49 per unit based on the market price of a share of underlying common stock. The fair value of the performance/service-based restricted stock units at the grant date was $424.93 per unit based on the market price of a share of underlying common stock excluding dividends. At July 30, 2023, the Company was authorized to grant awards for an additional 16.6 million shares under the equity incentive plans.

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

(21)  Special Items

2023

Brazil Tax Ruling

In the third quarter of 2023, the Brazil Superior Court of Justice published a favorable tax ruling regarding taxability of local incentives, which allowed the Company to record a $243 million reduction in the provision for income taxes and $47 million of interest income.

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

2022

Impact of Events in Russia / Ukraine

In the second quarter of 2022, the Company suspended shipments of machines and service parts to Russia. The suspension of shipments to Russia reduced actual and forecasted revenue for the region, which made it probable future cash flows will not cover the carrying value of certain assets. The accounting consequences in 2022 were impairments of most long-lived assets, an increase in reserves of certain financial assets, and an accrual for various contractual uncertainties. In addition, the Company initiated a voluntary separation program for employees in Russia in the third quarter of 2022.

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

The following table summarizes the operating profit impact, in millions of dollars, of the special items recorded for the three months and nine months ended July 30, 2023 and July 31, 2022:

	Three Months					Nine Months
	PPA	SAT	CF	FS	Total	PPA	SAT	CF	FS	Total
2023 Expense:
Financing incentive – SA&G expense									$173	$173

2022 Expense (benefit):
Gain on remeasurement of equity investment – Other income								$(326)		(326)
Total Russia/Ukraine events expense (benefit)	$(1)		$1	$7	$7	$45	$1	48	33	127
UAW ratification bonus – Cost of sales						53	9	28		90
Total 2022 expense (benefit)	(1)		1	7	7	98	10	(250)	33	(109)

Period over period change	$1		$(1)	$(7)	$(7)	$(98)	$(10)	$250	$140	$282

(22)  Subsequent Event

On August 30, 2023, the Company’s Board of Directors declared a quarterly dividend of $1.35 per share payable on November 8, 2023, to stockholders of record on September 29, 2023.

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

Smart Industrial Operating Model and Leap Ambitions

The Company’s Smart Industrial operating model is focused on making significant investments, strengthening the Company’s capabilities in digitalization, automation, autonomy, and alternative propulsion technologies. These technologies are intended to increase worksite efficiency, improve yields, lower input costs, and ease labor constraints. The Company’s Leap Ambitions are goals designed to boost economic value and sustainability for the Company’s customers. The Company anticipates opportunities in this area, as the Company and its customers have a vested interest in sustainable practices.

Trends and Economic Conditions

Industry Trends for Fiscal Year 2023 – Industry sales of large agricultural machinery in the U.S. and Canada for 2023 are forecasted to increase approximately 10 percent compared to 2022. Industry sales of small agricultural and turf equipment in the U.S. and Canada are expected to be down 5 to 10 percent in 2023. Industry sales of agricultural machinery in Europe are forecasted to be flat to up 5 percent, while South American industry sales of tractors and combines are expected to be flat to down 5 percent in 2023. Asia industry sales of agricultural machinery are forecasted to be down moderately in 2023 as volumes in India remain subdued. On an industry basis, U.S. and Canada construction, U.S. and Canada compact construction, and global roadbuilding equipment sales are expected to be flat to up 5 percent in 2023. Global forestry industry sales are expected to be flat to down 5 percent.

Company Trends – Customers’ demand for integration of technology into equipment is a market trend underlying the Company’s Smart Industrial operating model and Leap Ambitions. Customers have sought to improve profitability, productivity, and sustainability through technology. The Company’s approach to technology involves hardware and software; guidance, connectivity and digital solutions; automation and machine intelligence; machine autonomy; and alternative propulsion technologies. This technology is incorporated into products within each of the Company’s operating segments.

Customers continue to adopt technology integrated in the John Deere portfolio of “smart” machines, systems, and solutions. The Company expects this trend to persist for the foreseeable future.

Demand for the Company’s equipment remains strong, as order books are full throughout 2023. Agricultural fundamentals are expected to remain solid through 2023 with farm net income in the U.S. and Canada expected to be near historical highs. Crop prices remain favorable to our customers in part due to weather conditions putting downward pressure on yields. The Company expects sales volume of large agricultural equipment to be greater in 2023 than 2022 in North America. Sales volume for small agriculture and turf equipment is expected to be lower compared to 2022 due to less demand for consumer-oriented products, partially offset by stronger demand for mid-sized equipment. Construction equipment markets are forecasted to be steady. Strong U.S. infrastructure spending, industrial construction, rental inventory restocking, and housing stabilization are expected to more than offset moderation in office and commercial real estate construction. Roadbuilding demand remains strongest in the U.S. and emerging markets in South America and India, largely offsetting flat fundamentals in Europe. Net income for the Company’s financial services operations is expected to be lower than fiscal year 2022 due to less-favorable financing spreads, a correction of the accounting treatment for financing incentives offered to John Deere dealers recorded in the second quarter of 2023, a higher provision for credit losses, higher selling, administrative and general expenses, and lower gains on operating lease dispositions. These factors are expected to be partially offset by income earned on a higher average portfolio.

Additional Trends – The Company has experienced supply chain improvements over 2022 beginning in the second quarter of 2023. The reduction in supply chain disruptions contributed to higher levels of production compared to 2022. As a result, the production schedules in 2023 are more aligned with the customers’ seasonal use of the Company’s products, marking a return to historical seasonal production patterns. Additionally, supply chain improvements have contributed to meaningful reductions in production costs including premium freight and material costs. Supply chain disruptions impacted many aspects of the business in 2022, including receiving past due deliveries from suppliers, parts availability, increased production costs, and higher inventory levels.

Central bank policy interest rates increased in the first nine months of 2023. Most retail receivables are fixed rate, while wholesale financing receivables are variable rate. The Company has both fixed and variable rate borrowings. The Company manages the risk of interest rate fluctuations by balancing the types and amounts of its funding sources to its financing receivable and equipment on operating lease portfolios. Accordingly, the Company enters into interest rate swap agreements to manage its interest rate exposure. Historically, rising interest rates impact the Company’s borrowings sooner than the benefit is realized from the financing receivable and equipment on operating lease portfolios. As a result, the Company’s financial services operations experienced $133 million (after-tax) of less favorable financing spreads in the first nine months of 2023 compared to 2022. The Company expects spread compression to persist for the remainder of 2023.

Remaining supply chain disruptions and rising interest rates are driven by factors outside of the Company’s control, and as a result, the Company cannot reasonably foresee when these conditions will subside.

Other Items of Concern and Uncertainties – Other items of concern include global and regional political conditions, economic and trade policies, imposition of new or retaliatory tariffs against certain countries or covering certain products, capital market disruptions, changes in demand and pricing for new and used equipment, significant fluctuations in foreign currency exchange rates, and volatility in the prices of many commodities. These items could impact the Company’s results. The Company is making investments in technology and in strengthening its capabilities in digitalization, automation, autonomy, and alternative propulsion technologies. As with most technology investments, marketplace adoption, monetization, and regulation of these features holds an elevated level of uncertainty.

2023 Compared with 2022

	Three Months Ended			Nine Months Ended
Deere & Company	July 30	July 31%		July 30	July 31%
(In millions of dollars, except per share amounts)	2023	2022	Change	2023	2022	Change
Net sales and revenues	$15,801	$14,102	+12	$45,839	$37,041	+24
Net income attributable to Deere & Company	2,978	1,884	+58	7,797	4,885	+60
Diluted earnings per share	10.20	6.16		26.35	15.88

Net sales and revenues increased for both the quarter and year-to-date periods primarily due to price realization. See the Business Segment Results for additional details. Net income in each of the periods presented were impacted by special items. See Note 21 for additional details on special items.

An explanation of the cost of sales to net sales ratio and other significant statement of consolidated income changes follows:

	Three Months Ended			Nine Months Ended
Deere & Company	July 30	July 31%		July 30	July 31%
(In millions of dollars)	2023	2022	Change	2023	2022	Change
Cost of sales to net sales	67.4%	73.2%		67.7%	74.9%

Other income	$264	$256	+3	$748	$1,035	-28
Research and development expenses	528	481	+10	1,571	1,336	+18
Selling, administrative and general expenses	1,110	959	+16	3,392	2,672	+27
Other operating expenses	310	316	-2	971	954	+2
Provision for income taxes	636	654	-3	2,164	1,364	+59

The cost of sales ratio improved in the third quarter and the first nine months of fiscal 2023 due to price realization, partially offset by higher production costs. Other income decreased year-to-date due to a non-cash gain on the remeasurement of the previously held equity investment in the Deere-Hitachi joint venture recorded in 2022. Research and development expenses were higher due to continued focus on developing and incorporating technology solutions. Selling, administrative and general expenses increased mostly due to higher employee pay driven by inflationary conditions and profit-sharing incentives. Additionally, the nine-month period was impacted by a cumulative correction of the accounting treatment for financing incentives offered to John Deere dealers and higher commissions paid to dealers. The provision for income taxes was lower in the third quarter of 2023 due to a favorable income tax ruling in Brazil, partially offset by the effect of higher pretax income. The provision for income taxes was higher in the first nine months as a result of higher pretax income and the prior period’s exclusion of the Deere-Hitachi joint-venture remeasurement gain from tax-effected income, which were partially offset by the favorable income tax ruling in Brazil.

Business Segment Results

For the equipment operations, higher production costs were mostly due to elevated cost of purchased components, energy, salaries, and wages.

	Three Months Ended			Nine Months Ended
Production and Precision Agriculture	July 30	July 31%		July 30	July 31%
(In millions of dollars)	2023	2022	Change	2023	2022	Change
Net sales	$6,806	$6,096	+12	$19,826	$14,568	+36
Operating profit	1,782	1,293	+38	5,160	2,646	+95
Operating margin	26.2%	21.2%		26.0%	18.2%
Price realization			+12			+17
Currency translation impact on Net sales			+1			-1

Production and precision agriculture sales increased for the quarter as a result of price realization in most end markets. Operating profit rose due to price realization and improved shipment volumes / sales mix. These items were partially offset by higher production costs, increased selling, administrative and general expenses and research and development expenses, and the unfavorable effects of foreign currency exchange.

Sales for the first nine months increased as a result of higher shipment volumes (primarily in the U.S., Canada, Europe, and Brazil) and price realization. Operating profit for the first nine months increased primarily from price realization and higher sales volume. Partially offsetting these factors were higher production costs, higher selling, administrative, and general expenses and research and development expenses, and the unfavorable effects of foreign currency exchange mostly due to a stronger U.S. dollar.

	Three Months Ended			Nine Months Ended
Small Agriculture and Turf	July 30	July 31%		July 30	July 31%
(In millions of dollars)	2023	2022	Change	2023	2022	Change
Net sales	$3,739	$3,635	+3	$10,886	$9,836	+11
Operating profit	732	552	+33	2,028	1,443	+41
Operating margin	19.6%	15.2%		18.6%	14.7%
Price realization			+9			+11
Currency translation impact on Net sales						-2

Small agriculture and turf sales increased for the quarter due to price realization in most end markets, partially offset by lower shipment volumes (primarily in the U.S.). Operating profit improved due to price realization, partially offset by higher production costs, lower shipment volumes, and increased selling, administrative and general expenses and research and development expenses.

Sales for the first nine months increased mainly as a result of price realization and higher shipment volumes (primarily in Europe and Mexico), partially offset by the unfavorable impact of currency translation. Operating profit for the first nine months improved primarily as a result of price realization and improved sales volumes / mix. These items were partially offset by higher production costs, higher selling, administrative, and general expenses and research and development expenses, and the unfavorable effects of foreign currency exchange mostly due to a stronger U.S. dollar.

	Three Months Ended			Nine Months Ended
Construction and Forestry	July 30	July 31%		July 30	July 31%
(In millions of dollars)	2023	2022	Change	2023	2022	Change
Net sales	$3,739	$3,269	+14	$11,053	$9,161	+21
Operating profit	716	514	+39	2,179	1,599	+36
Operating margin	19.1%	15.7%		19.7%	17.5%
Price realization			+10			+12
Currency translation impact on Net sales						-1

Construction and forestry sales moved higher for the quarter primarily due to price realization and higher shipment volumes (primarily in the U.S.). Operating profit rose primarily due to price realization and improved sales volumes. These items were partially offset by increased selling, administrative, and general expenses and research and development expenses, higher production costs, and the unfavorable impact of foreign currency exchange.

Construction & Forestry Operating Profit
Third Quarter 2023 Compared to Third Quarter 2022
$ in millions
$514
$26
$327
($17)
($8)
($32)
($34)
$1
($61)
$716
Third Quarter 2022
Volume/ Mix
Price
Currency
Warranty
Production Costs
SA&G/ R&D
Special Items
Other
Third Quarter 2023

The segment’s nine-month sales increased due to price realization and higher shipment volumes (primarily in the U.S.) partially offset by the unfavorable impact of currency translation. The first nine-month’s operating profit moved higher due to price realization and higher sales volumes, partially offset by higher production costs. Prior period results benefitted from the non-cash gain on the remeasurement of the previously held equity investment in the Deere-Hitachi joint venture.

	Three Months Ended			Nine Months Ended
Financial Services	July 30	July 31%		July 30	July 31%
(In millions of dollars)	2023	2022	Change	2023	2022	Change
Revenue (including intercompany)	$1,445	$984	+47	$3,987	$2,851	+40
Interest expense	622	223	+179	1,604	493	+225
Net income	216	209	+3	429	649	-34

The average balance of receivables and leases financed was 22 percent higher in the third quarter of 2023, and 18 percent higher in the first nine months of 2023 compared with the same periods last year. Revenue also increased due to higher average financing rates in both periods. Interest expense increased compared to both prior periods as a result of higher average borrowing rates and higher average borrowings. Financial services net income in the third quarter of 2023 increased as a result of income earned on a higher average portfolio, partially offset by less-favorable financing spreads. Net income for the first nine months of 2023 decreased primarily due to a cumulative correction of the accounting treatment for financing incentives offered to John Deere dealers recorded in the second quarter, less-favorable financing spreads, and a higher provision for credit losses. These items were partially offset by income earned on a higher average portfolio. The accounting correction is unrelated to current market conditions or the credit quality of the financial services portfolio, which remains strong. The allowance for credit losses, excluding the portfolio in Russia, was .36 percent of financing receivables as of July 30, 2023, compared with .40 percent as of July 31, 2022.

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

Key metrics are provided in the following table, in millions of dollars:

	July 30	October 30	July 31
	2023	2022	2022
Cash, cash equivalents, and marketable securities	$7,417	$5,508	$5,078

Trade accounts and notes receivable – net	9,297	6,410	6,696
Ratio to prior 12 month’s net sales	17%	13%	15%

Inventories	9,350	8,495	9,121
Ratio to prior 12 month’s cost of sales	24%	24%	28%

Unused credit lines	950	3,284	1,957

Financial Services:
Ratio of interest-bearing debt to stockholder’s equity	8.1 to 1	8.5 to 1	8.2 to 1

The reduction in unused credit lines in 2023 compared to both prior periods relates to an increase in commercial paper outstanding due to growth in financing receivables and funding mix. The Company forecasts higher operating cash flows in 2023 driven by an increase in net income adjusted for non-cash provisions and a favorable change in working capital.

There have been no material changes to the contractual and other cash requirements identified in the Company’s most recently issued Annual Report on Form 10-K.

Cash Flows (in millions of dollars)

	Nine Months Ended
	July 30, 2023	July 31, 2022
Net cash provided by operating activities	$2,896	$418
Net cash used for investing activities	(4,563)	(4,430)
Net cash provided by financing activities	3,379	515
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	125	(143)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,837	$(3,640)

Cash inflows from operating activities in the first nine months of 2023 were $2,896 million. This resulted mainly from net income adjusted for non-cash provisions, partially offset by a working capital change and change in accrued income taxes payable. Cash outflows from investing activities were $4,563 million in the first nine months of 2023. The primary drivers were growth in the retail customer receivable portfolio and purchases of property and equipment. Cash inflows from financing activities were $3,379 million in the first nine months of 2023, as higher external borrowings to support working capital requirements and financing receivable growth were offset by repurchases of common stock and dividends paid. Cash, cash equivalents, and restricted cash increased $1,837 million during the first nine months of 2023.

Trade Accounts and Notes Receivable. Trade accounts and notes receivable arise from sales of goods to customers. Trade receivables increased $2,887 million during the first nine months of 2023, primarily due to a seasonal increase and higher sales volumes, as well as the effect of foreign currency translation. These receivables increased $2,601 million, compared to a year ago, primarily due to higher sales volumes. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at each of July 30, 2023, October 30, 2022, and July 31, 2022.

Financing Receivables and Equipment on Operating Leases. Financing receivables and equipment on operating leases consist of retail notes originated in connection with financing of new and used equipment, operating leases, revolving charge accounts, sales-type and direct financing leases, and wholesale notes. Financing receivables and equipment on operating leases increased $5,819 million during the first nine months of 2023 and increased $8,261 million in the past 12 months due to strong retail sales. Total acquisition volumes of financing receivables and equipment on operating leases were 32 percent higher in the first nine months of 2023, compared with the same period last year, as volumes of wholesale notes, retail notes, revolving charge accounts, operating leases, and finance leases were higher compared to July 31, 2022.

Inventories. Inventories increased by $855 million during the first nine months of 2023 and increased by $229 million compared to a year ago. The increases were due to higher forecasted sales volumes. The effect of foreign currency translation also increased inventories during the first nine months of 2023. A majority of these inventories are valued on the last-in, first out (LIFO) method.

Property and Equipment. Property and equipment cash expenditures in the first nine months of 2023 were $887 million, compared with $596 million in the same period last year. Capital expenditures in 2023 are estimated to be approximately $1,650 million.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses increased by $518 million in the first nine months of 2023. Accounts payable and accrued expenses increased $2,354 million compared to a year ago due to an increase in accrued expenses associated with employee benefits, accrued taxes, dealer sales discounts, and derivative liabilities.

Borrowings. Total external borrowings have changed generally corresponding with the level of the receivable and the lease portfolio, as well as other working capital requirements.

John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 9). The facility was renewed in November 2022 with an expiration in November 2023 and increased the total capacity or “financing limit” from $1,000 million to $1,500 million. At July 30, 2023, $1,415 million of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.

In the first nine months of 2023, the financial services operations issued $3,207 million and retired $2,309 million of retail note securitization borrowings, which are presented in “Increase (decrease) in total short-term borrowings.”

Lines of Credit. The Company also has access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $10,352 million at July 30, 2023, $950 million of which were unused. For the purpose of computing unused credit lines, commercial paper, and short-term bank borrowings, excluding secured borrowings and the current portion of long-term borrowings, were considered to constitute utilization. Included in the total credit lines at July 30, 2023 was a 364-day credit facility agreement of $5,000 million expiring in the second quarter of 2024. In addition, total credit lines included long-term credit facility agreements of $2,500 million expiring in the second quarter of 2027 and $2,500 million expiring in the second quarter of 2028. These credit agreements require Capital Corporation and other parts of the Company to maintain certain performance metrics and liquidity targets. All requirements in the credit agreements have been met during the periods included in the financial statements.

Debt Ratings. To access public debt capital markets, the Company relies on credit rating agencies to assign short-term and long-term credit ratings to the Company’s debt securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell, or hold Company securities. A credit rating agency may change or withdraw ratings based on its assessment of the Company’s current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, reduced access to debt capital markets, and may adversely impact the Company’s liquidity. The senior long-term and short-term debt ratings and outlook currently assigned to unsecured Company securities by the rating agencies engaged by the Company are as follows:

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

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, the Company expressly disclaims any obligation to update or revise its forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	compliance with and changes in U.S. and international laws, regulations, and policies relating to trade, spending, taxing, banking, monetary, environmental (including climate change and engine emission), and farming policies;
●	political, economic, and social instability of the geographies in which the Company operates;
●	wars and other conflicts, including the war between Russia and Ukraine;
●	adverse macroeconomic conditions, including unemployment, inflation, rising interest rates, changes in consumer practices due to slower economic growth or possible recession, and regional or global liquidity constraints;
●	growth and sustainability of non-food uses for crops (including ethanol and biodiesel production);
●	the ability to execute business strategies, including the Company’s Smart Industrial operating model, Leap Ambitions, and mergers and acquisitions;
●	the ability to understand and meet customers’ changing expectations and demand for John Deere products and solutions;
●	accurately forecasting customer demand for products and services and adequately managing inventory;
●	changes to governmental communications channels (radio frequency technology);
●	gaps or limitations in rural broadband coverage, capacity, and speed needed to support technology solutions;
●	the Company’s ability to adapt in highly competitive markets;
●	dealer practices and their ability to manage distribution of John Deere products and support and service precision technology solutions;
●	changes in climate patterns, unfavorable weather events, and natural disasters;
●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for our products and solutions;

●	changes in the Company’s credit ratings and any failure to comply with financial covenants in credit agreements could impact access to funding;
●	availability and price of raw materials, components, whole goods, and used equipment;
●	delays or disruptions in the Company’s supply chain;
●	the ability to attract, develop, engage, and retain qualified personnel;
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to the information technology infrastructure of the Company and its products;
●	loss of or challenges to intellectual property rights;
●	investigations, claims, lawsuits, or other legal proceedings;
●	events that damage the Company’s reputation or brand;
●	world grain stocks, available farm acres, soil conditions, harvest yields, prices for commodities and livestock, input costs, and availability of transport for crops; and
●	housing starts and supply, real estate and housing prices, levels of public and non-residential construction, and infrastructure investment.

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENTS OF INCOME
For the Three Months Ended July 30, 2023 and July 31, 2022
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2023	2022	2023	2022	2023	2022	2023	2022
Net Sales and Revenues
Net sales	$14,284	$13,000					$14,284	$13,000
Finance and interest income	210	60	$1,335	$905	$(292)	$(119)	1,253	846	[1]
Other income	222	228	110	79	(68)	(51)	264	256	[2,3]
Total	14,716	13,288	1,445	984	(360)	(170)	15,801	14,102

Costs and Expenses
Cost of sales	9,630	9,512			(6)	(1)	9,624	9,511	[4]
Research and development expenses	528	481					528	481
Selling, administrative and general expenses	913	805	199	156	(2)	(2)	1,110	959	[4]
Interest expense	94	109	622	223	(93)	(36)	623	296	[5]
Interest compensation to Financial Services	199	83			(199)	(83)			[5]
Other operating expenses	34	47	336	317	(60)	(48)	310	316	[6,7]
Total	11,398	11,037	1,157	696	(360)	(170)	12,195	11,563

Income before Income Taxes	3,318	2,251	288	288			3,606	2,539
Provision for income taxes	564	574	72	80			636	654

Income after Income Taxes	2,754	1,677	216	208			2,970	1,885
Equity in income (loss) of unconsolidated affiliates	2	(1)		1			2

Net Income	2,756	1,676	216	209			2,972	1,885
Less: Net income (loss) attributable to noncontrolling interests	(6)	1					(6)	1
Net Income Attributable to Deere & Company	$2,762	$1,675	$216	$209			$2,978	$1,884

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF INCOME
For the Nine Months Ended July 30, 2023 and July 31, 2022
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2023	2022	2023	2022	2023	2022	2023	2022
Net Sales and Revenues
Net sales	$41,765	$33,565					$41,765	$33,565
Finance and interest income	444	131	$3,609	$2,580	$(727)	$(270)	3,326	2,441	[1]
Other income	639	1,028	378	271	(269)	(264)	748	1,035	[2,3]
Total	42,848	34,724	3,987	2,851	(996)	(534)	45,839	37,041

Costs and Expenses
Cost of sales	28,306	25,126			(18)	(2)	28,288	25,124	[4]
Research and development expenses	1,571	1,336					1,571	1,336
Selling, administrative and general expenses	2,630	2,215	769	463	(7)	(6)	3,392	2,672	[4]
Interest expense	298	297	1,604	493	(231)	(77)	1,671	713	[5]
Interest compensation to Financial Services	496	189			(496)	(189)			[5]
Other operating expenses	172	186	1,043	1,028	(244)	(260)	971	954	[6,7]
Total	33,473	29,349	3,416	1,984	(996)	(534)	35,893	30,799

Income before Income Taxes	9,375	5,375	571	867			9,946	6,242
Provision for income taxes	2,020	1,142	144	222			2,164	1,364

Income after Income Taxes	7,355	4,233	427	645			7,782	4,878
Equity in income of unconsolidated affiliates	3	4	2	4			5	8

Net Income	7,358	4,237	429	649			7,787	4,886
Less: Net income (loss) attributable to noncontrolling interests	(10)	1					(10)	1
Net Income Attributable to Deere & Company	$7,368	$4,236	$429	$649			$7,797	$4,885

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEETS
(In millions of dollars) Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	Jul 30	Oct 30	Jul 31	Jul 30	Oct 30	Jul 31	Jul 30	Oct 30	Jul 31	Jul 30	Oct 30	Jul 31
	2023	2022	2022	2023	2022	2022	2023	2022	2022	2023	2022	2022
Assets
Cash and cash equivalents	$4,858	$3,767	$3,540	$1,718	$1,007	$819				$6,576	$4,774	$4,359
Marketable securities	3	61	2	838	673	717				841	734	719
Receivables from Financial Services	5,312	6,569	5,055				$(5,312)	$(6,569)	$(5,055)				[8]
Trade accounts and notes receivable – net	1,589	1,273	1,342	9,991	6,434	6,738	(2,283)	(1,297)	(1,384)	9,297	6,410	6,696	[9]
Financing receivables – net	60	47	45	41,242	36,587	35,011				41,302	36,634	35,056
Financing receivables securitized – net			2	7,001	5,936	5,139				7,001	5,936	5,141
Other receivables	2,599	1,670	1,676	599	832	371	(80)	(10)	(48)	3,118	2,492	1,999	[9]
Equipment on operating leases – net				6,709	6,623	6,554				6,709	6,623	6,554
Inventories	9,350	8,495	9,121							9,350	8,495	9,121
Property and equipment – net	6,385	6,021	5,630	33	35	36				6,418	6,056	5,666
Goodwill	3,994	3,687	3,754							3,994	3,687	3,754
Other intangible assets – net	1,199	1,218	1,281							1,199	1,218	1,281
Retirement benefits	3,503	3,666	3,062	71	66	65	(1)	(2)	(2)	3,573	3,730	3,125	[10]
Deferred income taxes	1,393	940	1,248	65	45	48	(98)	(161)	(186)	1,360	824	1,110	[11]
Other assets	2,083	1,794	1,727	583	626	510	(7)	(3)	(1)	2,659	2,417	2,236	[9]
Total Assets	$42,328	$39,208	$37,485	$68,850	$58,864	$56,008	$(7,781)	$(8,042)	$(6,676)	$103,397	$90,030	$86,817

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$1,773	$1,040	$471	$15,370	$11,552	$13,705				$17,143	$12,592	$14,176
Short-term securitization borrowings			2	6,608	5,711	4,918				6,608	5,711	4,920
Payables to Equipment Operations				5,312	6,569	5,055	$(5,312)	$(6,569)	$(5,055)				[8]
Accounts payable and accrued expenses	14,403	12,962	11,925	3,307	3,170	2,494	(2,370)	(1,310)	(1,433)	15,340	14,822	12,986	[9]
Deferred income taxes	420	380	436	184	276	311	(98)	(161)	(186)	506	495	561	[11]
Long-term borrowings	7,299	7,917	8,481	30,813	25,679	23,651				38,112	33,596	32,132
Retirement benefits and other liabilities	2,423	2,351	2,799	114	108	114	(1)	(2)	(2)	2,536	2,457	2,911	[10]
Total liabilities	26,318	24,650	24,114	61,708	53,065	50,248	(7,781)	(8,042)	(6,676)	80,245	69,673	67,686

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	101	92	95							101	92	95

Stockholders’ Equity
Total Deere & Company stockholders’ equity	23,048	20,262	19,033	7,142	5,799	5,760	(7,142)	(5,799)	(5,760)	23,048	20,262	19,033	[12]
Noncontrolling interests	3	3	3							3	3	3
Financial Services’ equity	(7,142)	(5,799)	(5,760)				7,142	5,799	5,760				[12]
Adjusted total stockholders’ equity	15,909	14,466	13,276	7,142	5,799	5,760				23,051	20,265	19,036
Total Liabilities and Stockholders’ Equity	$42,328	$39,208	$37,485	$68,850	$58,864	$56,008	$(7,781)	$(8,042)	$(6,676)	$103,397	$90,030	$86,817

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended July 30, 2023 and July 31, 2022
(In millions of dollars) Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2023	2022	2023	2022	2023	2022	2023	2022
Cash Flows from Operating Activities
Net income	$7,358	$4,237	$429	$649			$7,787	$4,886
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	3		(67)	62			(64)	62
Provision for depreciation and amortization	872	806	757	790	$(102)	$(153)	1,527	1,443	[13]
Impairments and other adjustments		81	173				173	81
Share-based compensation expense					112	64	112	64	[14]
Gain on remeasurement of previously held equity investment		(326)						(326)
Distributed earnings of Financial Services	31	368			(31)	(368)			[15]
Provision (credit) for deferred income taxes	(322)	44	(107)	(50)			(429)	(6)
Changes in assets and liabilities:
Receivables related to sales	(293)	(215)			(4,766)	(2,142)	(5,059)	(2,357)	[16,18,19]
Inventories	(534)	(2,415)			(129)	(111)	(663)	(2,526)	[17]
Accounts payable and accrued expenses	730	491	303	36	(986)	(542)	47	(15)	[18]
Accrued income taxes payable/receivable	(619)	52	24	30			(595)	82
Retirement benefits	(115)	(1,020)	(1)	6			(116)	(1,014)
Other	247	103	(15)	(108)	(56)	49	176	44	[13,14,17]
Net cash provided by operating activities	7,358	2,206	1,496	1,415	(5,958)	(3,203)	2,896	418

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			18,440	16,927	(848)	(1,153)	17,592	15,774	[16]
Proceeds from sales of equipment on operating leases			1,445	1,501			1,445	1,501
Cost of receivables acquired (excluding receivables related to sales)			(21,043)	(19,069)	329	491	(20,714)	(18,578)	[16]
Acquisitions of businesses, net of cash acquired	(82)	(488)					(82)	(488)
Purchases of property and equipment	(885)	(595)	(2)	(1)			(887)	(596)
Cost of equipment on operating leases acquired			(2,143)	(1,868)	175	151	(1,968)	(1,717)	[17]
Increase in investment in Financial Services	(811)				811				[20]
Increase in trade and wholesale receivables			(6,270)	(3,318)	6,270	3,318			[16]
Collateral on derivatives – net		5	240	(198)			240	(193)
Other	(79)	(87)	(111)	(74)	1	28	(189)	(133)	[19]
Net cash used for investing activities	(1,857)	(1,165)	(9,444)	(6,100)	6,738	2,835	(4,563)	(4,430)

Cash Flows from Financing Activities
Increase (decrease) in total short-term borrowings	(152)	58	5,192	4,209			5,040	4,267
Change in intercompany receivables/payables	1,476	70	(1,476)	(70)
Proceeds from long-term borrowings	60	137	9,912	6,144			9,972	6,281
Payments of long-term borrowings	(116)	(1,372)	(5,746)	(5,206)			(5,862)	(6,578)
Repurchases of common stock	(4,663)	(2,477)					(4,663)	(2,477)
Capital investment from Equipment Operations			811		(811)				[20]
Dividends paid	(1,065)	(971)	(31)	(368)	31	368	(1,065)	(971)	[15]
Other	4	16	(47)	(23)			(43)	(7)
Net cash provided by (used for) financing activities	(4,456)	(4,539)	8,615	4,686	(780)	368	3,379	515

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	108	(148)	17	5			125	(143)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,153	(3,646)	684	6			1,837	(3,640)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	3,781	7,200	1,160	925			4,941	8,125
Cash, Cash Equivalents, and Restricted Cash at End of Period	$4,934	$3,554	$1,844	$931			$6,778	$4,485

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$4,858	$3,540	$1,718	$819			$6,576	$4,359
Restricted cash (Other assets)	76	14	126	112			202	126
Total Cash, Cash Equivalents, and Restricted Cash	$4,934	$3,554	$1,844	$931			$6,778	$4,485

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

20 Elimination of investment from equipment operations to financial services.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the Company’s most recently filed Annual Report on Form 10-K (Part II, Item 7A). There has been no material change in this information.

Item 4. CONTROLS AND PROCEDURES

The Company’s principal executive officer and its principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of July 30, 2023, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the third quarter of 2023, there were no changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company’s purchases of its common stock during the third quarter of 2023 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Per Share	(thousands)	(millions)
May 1 to May 28	1,581	$375.70	1,581	40.0
May 29 to Jun 25	1,525	385.90	1,525	38.6
Jun 26 to Jul 30	2,285	418.54	2,285	36.4
Total	5,391		5,391
(1)	The Company has a share repurchase plan that was announced in December 2022 to repurchase up to $18,000 million of shares of the Company’s common stock. The maximum number of shares that may yet be repurchased under this plan was 36.4 million shares based on the end of the third quarter 2023 closing share price of $427.11 per share. At the end of the third quarter of 2023, $15,556 million of common stock remains to be repurchased under this plan.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Amendment to Bylaws

On August 30, 2023, the Board of Directors of the Company adopted amendments to the Company’s bylaws (as amended, the “Amended Bylaws”), effective as of such date. The amendments set forth in the Amended Bylaws, among other things, (1) revise the procedures and disclosure requirements for the nomination of directors and the submission of proposals for consideration at annual meetings of the stockholders of the Company, including, among other things, adding a requirement that a stockholder seeking to nominate director(s) at an annual meeting deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Exchange Act within eight business days of the meeting; (2) revise the majority voting provision to clarify when an election of directors will be deemed contested; (3) allow for the establishment of rules, regulations, or procedures of a meeting of the Company’s stockholders by the Board of Directors and/or the presiding person of a meeting and clarify the power of the chair of a stockholder meeting to adjourn any meeting of stockholders; (4) adopt gender-neutral terms when referring to particular positions, offices, or title holders; and (5) make certain administrative, modernizing, clarifying, and conforming changes, including making updates to reflect recent amendments to the General Corporation Law of the State of Delaware.

The foregoing description of the Amended Bylaws is qualified in its entirety by reference to the Bylaws, as amended, a copy of which is filed as Exhibit 3.2 hereto and is incorporated herein by reference.

Amended & Restated Change in Control Severance Program

On August 29, 2023, the Compensation Committee of the Board of Directors (the “Committee”) of the Company adopted amendments to the Company’s Amended and Restated Change in Control Severance Program (the “Program”). The amendments to the Program, among other things, reduced the multiplier applicable to cash severance payments in the event of a change in control and a qualifying termination for the Chief Executive Officer of the Company from 3.0x to 2.99x base salary. The multiplier for the Tier 1 and Tier 2 Participants, as those terms are defined in the Program, were unchanged and remain at 2.0x and 1.5x, respectively. The amendments to the Program result from the Committee’s periodic review of the Company’s executive compensation program, which includes consideration of shareholder feedback.

The foregoing description of the amendments to the Program is qualified in its entirety by reference to the Amended & Restated Change in Control Severance Program, a copy of which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Director and Executive Officer Trading Arrangements

On June 2, 2023, Ryan D. Campbell, President, Worldwide Construction & Forestry and Power Systems adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c). The plan covers the exercise of 6,073 employee stock options and the related sale of such shares. The plan expires on May 31, 2024.

Item 6.  Exhibits

Certain instruments relating to long-term borrowings constituting less than 10 percent of the registrant’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will furnish copies of such instruments to the Commission upon request of the Commission.

3.1	Certificate of Incorporation (Exhibit 3.1 to Form 10-Q of registrant for the quarter ended July 28, 2019, Securities and Exchange Commission File Number 1-4121*)

3.2	Bylaws, as amended August 30, 2023

10.1	Amended & Restated Change in Control Severance Program of Deere & Company, effective August 29, 2023

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications (furnished herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	August 31, 2023	By:	/s/ Joshua A. Jepsen
Joshua A. Jepsen Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)