Form 10-Q
period 2024-01-28
DEERE & CO
filed 2024-02-29
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2024

or

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

Yes ☐ No ☒

At January 28, 2024, 278,358,210 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
DEERE & COMPANY
STATEMENTS OF CONSOLIDATED INCOME
For the Three Months Ended January 28, 2024 and January 29, 2023
(In millions of dollars and shares except per share amounts) Unaudited
	2024	2023
Net Sales and Revenues
Net sales	$10,486	$11,402
Finance and interest income	1,360	994
Other income	339	256
Total	12,185	12,652

Costs and Expenses
Cost of sales	7,200	7,934
Research and development expenses	533	495
Selling, administrative and general expenses	1,066	952
Interest expense	802	479
Other operating expenses	369	299
Total	9,970	10,159

Income of Consolidated Group before Income Taxes	2,215	2,493
Provision for income taxes	469	537

Income of Consolidated Group	1,746	1,956
Equity in income of unconsolidated affiliates	2	1

Net Income	1,748	1,957
Less: Net loss attributable to noncontrolling interests	(3)	(2)
Net Income Attributable to Deere & Company	$1,751	$1,959

Per Share Data
Basic	$6.25	$6.58
Diluted	6.23	6.55
Dividends declared	1.47	1.20
Dividends paid	1.35	1.13

Average Shares Outstanding
Basic	279.9	297.6
Diluted	281.1	299.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended January 28, 2024 and January 29, 2023
(In millions of dollars) Unaudited
	2024	2023

Net Income	$1,748	$1,957

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(21)	(11)
Cumulative translation adjustment	274	681
Unrealized loss on derivatives	(15)	(13)
Unrealized gain on debt securities	13	27
Other Comprehensive Income, Net of Income Taxes	251	684

Comprehensive Income of Consolidated Group	1,999	2,641
Less: Comprehensive income (loss) attributable to noncontrolling interests	(2)	6
Comprehensive Income Attributable to Deere & Company	$2,001	$2,635

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars) Unaudited
	January 28	October 29	January 29
	2024	2023	2023
Assets
Cash and cash equivalents	$5,137	$7,458	$3,976
Marketable securities	1,136	946	852
Trade accounts and notes receivable – net	7,795	7,739	7,609
Financing receivables – net	43,708	43,673	36,882
Financing receivables securitized – net	6,400	7,335	5,089
Other receivables	2,017	2,623	1,992
Equipment on operating leases – net	6,751	6,917	6,502
Inventories	8,937	8,160	10,056
Property and equipment – net	6,914	6,879	6,212
Goodwill	3,966	3,900	3,891
Other intangible assets – net	1,112	1,133	1,255
Retirement benefits	3,087	3,007	3,793
Deferred income taxes	1,833	1,814	914
Other assets	2,578	2,503	2,597
Total Assets	$101,371	$104,087	$91,620

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$17,117	$17,939	$14,129
Short-term securitization borrowings	6,116	6,995	4,864
Accounts payable and accrued expenses	13,361	16,130	13,108
Deferred income taxes	550	520	519
Long-term borrowings	39,933	38,477	35,071
Retirement benefits and other liabilities	2,115	2,140	2,493
Total liabilities	79,192	82,201	70,184

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	100	97	100

Stockholders’ Equity
Common stock, $1 par value (issued shares at January 28, 2024 – 536,431,204)	5,335	5,303	5,191
Common stock in treasury	(32,663)	(31,335)	(25,333)
Retained earnings	52,266	50,931	43,846
Accumulated other comprehensive income (loss)	(2,863)	(3,114)	(2,372)
Total Deere & Company stockholders’ equity	22,075	21,785	21,332
Noncontrolling interests	4	4	4
Total stockholders’ equity	22,079	21,789	21,336
Total Liabilities and Stockholders’ Equity	$101,371	$104,087	$91,620

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 28, 2024 and January 29, 2023
(In millions of dollars) Unaudited
	2024	2023
Cash Flows from Operating Activities
Net income	$1,748	$1,957
Adjustments to reconcile net income to net cash used for operating activities:
Provision (credit) for credit losses	31	(130)
Provision for depreciation and amortization	520	494
Share-based compensation expense	46	23
Provision (credit) for deferred income taxes	27	(56)
Changes in assets and liabilities:
Receivables related to sales	(277)	(1,015)
Inventories	(723)	(1,279)
Accounts payable and accrued expenses	(2,327)	(1,577)
Accrued income taxes payable/receivable	183	199
Retirement benefits	(129)	(48)
Other	(7)	186
Net cash used for operating activities	(908)	(1,246)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	7,752	7,198
Proceeds from sales of equipment on operating leases	506	497
Cost of receivables acquired (excluding receivables related to sales)	(6,447)	(6,322)
Purchases of property and equipment	(362)	(315)
Cost of equipment on operating leases acquired	(454)	(497)
Collateral on derivatives – net	310	345
Other	(88)	(146)
Net cash provided by investing activities	1,217	760

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	(2,951)	697
Proceeds from borrowings issued (original maturities greater than three months)	5,287	2,505
Payments of borrowings (original maturities greater than three months)	(3,237)	(1,925)
Repurchases of common stock	(1,328)	(1,257)
Dividends paid	(386)	(341)
Other	(30)	(18)
Net cash used for financing activities	(2,645)	(339)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	16	62

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(2,320)	(763)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,620	4,941
Cash, Cash Equivalents, and Restricted Cash at End of Period	$5,300	$4,178

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$5,137	$3,976
Restricted cash (Other assets)	163	202
Total Cash, Cash Equivalents, and Restricted Cash	$5,300	$4,178

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three Months Ended January 28, 2024 and January 29, 2023
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Balance October 30, 2022	$20,265	$5,165	$(24,094)	$42,247	$(3,056)	$3	$92
Net income (loss)	1,960			1,959		1	(3)
Other comprehensive income	684				684		8
Repurchases of common stock	(1,257)		(1,257)
Treasury shares reissued	18		18
Dividends declared	(356)			(356)
Share based awards and other	22	26		(4)			3
Balance January 29, 2023	$21,336	$5,191	$(25,333)	$43,846	$(2,372)	$4	$100

Balance October 29, 2023	$21,789	$5,303	$(31,335)	$50,931	$(3,114)	$4	$97
Net income (loss)	1,752			1,751		1	(4)
Other comprehensive income	251				251		1
Repurchases of common stock	(1,340)		(1,340)
Treasury shares reissued	12		12
Dividends declared	(411)			(411)
Share based awards and other	26	32		(5)		(1)	6
Balance January 28, 2024	$22,079	$5,335	$(32,663)	$52,266	$(2,863)	$4	$100

See Condensed Notes to Interim Consolidated Financial Statements.

Condensed Notes to Interim Consolidated Financial Statements (Unaudited)

(1)  Organization and Consolidation

Deere & Company has been developing innovative solutions to help its customers become more profitable for more than 185 years. References to “Deere & Company,” “John Deere,” “we,” “us,” or “our” include our consolidated subsidiaries. We manage our business through the following operating segments: production and precision agriculture (PPA), small agriculture and turf (SAT), construction and forestry (CF), and financial services (FS). References to “agriculture and turf” include both PPA and SAT.

We use a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal year 2024 and 2023 were January 28, 2024 and January 29, 2023, respectively. Both periods contained 13 weeks. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years generally ending in October and the associated periods in those fiscal years.

All amounts are presented in millions of dollars, unless otherwise specified.

(2)  Summary of Significant Accounting Policies and New Accounting Standards

Quarterly Financial Statements

The interim consolidated financial statements of Deere & Company have been prepared by us, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been condensed or omitted as permitted by such rules and regulations. All normal recurring adjustments have been included. Management believes the disclosures are adequate to present fairly the financial position, results of operations, and cash flows at the dates and for the periods presented. It is suggested these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto appearing in our latest Annual Report on Form 10-K. Results for interim periods are not necessarily indicative of those to be expected for the fiscal year.

Use of Estimates in Financial Statements

Certain accounting policies require management to make estimates and assumptions in determining the amounts reflected in the financial statements and related disclosures. Actual results could differ from those estimates.

New Accounting Standards

We closely monitor all Accounting Standard Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) and other authoritative guidance. We adopted the following standards in 2024, none of which had a material effect on our consolidated financial statements.

Accounting Standards Adopted
2022-04 — Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations
2022-02 — Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
2022-01 — Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method
2021-08 — Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

Accounting Standards to be Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and cash taxes paid both in the U.S. and foreign jurisdictions. The effective date of the ASU is fiscal year 2026. We are assessing the effect of this update on our related disclosures.

We will also adopt the following standards in future periods, none of which are expected to have a material effect on our consolidated financial statements.

2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
2023-06 — Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative
2023-05 — Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement
2022-03 — Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

(3)  Revenue Recognition

Our net sales and revenues by primary geographic market, major product line, and timing of revenue recognition follow:

	Three Months Ended January 28, 2024
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$2,721	$1,345	$2,095	$970	$7,131
Canada	386	118	210	172	886
Western Europe	503	517	361	40	1,421
Central Europe and CIS	179	73	94	8	354
Latin America	819	98	256	130	1,303
Asia, Africa, Oceania, and Middle East	435	341	258	56	1,090
Total	$5,043	$2,492	$3,274	$1,376	$12,185

Major product lines:
Production agriculture	$4,791				$4,791
Small agriculture		$1,718			1,718
Turf		649			649
Construction			$1,483		1,483
Compact construction			626		626
Roadbuilding			763		763
Forestry			292		292
Financial products	60	26	18	$1,376	1,480
Other	192	99	92		383
Total	$5,043	$2,492	$3,274	$1,376	$12,185

Revenue recognized:
At a point in time	$4,955	$2,456	$3,243	$28	$10,682
Over time	88	36	31	1,348	1,503
Total	$5,043	$2,492	$3,274	$1,376	$12,185

	Three Months Ended January 29, 2023
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$2,628	$1,665	$1,901	$713	$6,907
Canada	360	146	275	150	931
Western Europe	501	564	365	29	1,459
Central Europe and CIS	202	123	75	12	412
Latin America	1,237	156	339	95	1,827
Asia, Africa, Oceania, and Middle East	375	400	300	41	1,116
Total	$5,303	$3,054	$3,255	$1,040	$12,652

Major product lines:
Production agriculture	$5,112				$5,112
Small agriculture		$2,194			2,194
Turf		719			719
Construction			$1,483		1,483
Compact construction			473		473
Roadbuilding			818		818
Forestry			356		356
Financial products	31	18	13	$1,040	1,102
Other	160	123	112		395
Total	$5,303	$3,054	$3,255	$1,040	$12,652

Revenue recognized:
At a point in time	$5,248	$3,029	$3,230	$23	$11,530
Over time	55	25	25	1,017	1,122
Total	$5,303	$3,054	$3,255	$1,040	$12,652

We invoice in advance of recognizing the sale of certain products and the revenue for certain services. These relate to extended warranty premiums, advance payments for future equipment sales, and subscription and service revenue related to precision guidance, telematic services, and other information enabled solutions. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses.” The deferred revenue received, but not recognized in revenue, was $1,747, $1,697, and $1,502 at January 28, 2024, October 29, 2023, and January 29, 2023, respectively. The contract liability is reduced as the revenue is recognized. During the three months ended January 28, 2024 and January 29, 2023, $230 and $215, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year was $1,531 at January 28, 2024. The estimated revenue to be recognized by fiscal year follows: remainder of 2024 – $373, 2025 – $409, 2026 – $304, 2027 – $179, 2028 – $108, 2029 – $74, and later years – $84. As permitted, we elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are for sales to dealers and retail customers for equipment, service parts, repair services, and certain telematics services.

(4)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) follow:

	January 28	October 29	January 29
	2024	2023	2023
Retirement benefits adjustment	$(866)	$(845)	$(400)
Cumulative translation adjustment	(1,877)	(2,151)	(1,913)
Unrealized gain (loss) on derivatives	(23)	(8)	8
Unrealized loss on debt securities	(97)	(110)	(67)
Total accumulated other comprehensive income (loss)	$(2,863)	$(3,114)	$(2,372)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 28, 2024	Amount	Credit	Amount
Cumulative translation adjustment	$273	$1	$274
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(8)	2	(6)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(11)	2	(9)
Net unrealized gain (loss) on derivatives	(19)	4	(15)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	1	6	7
Reclassification of realized (gain) loss – Other income	8	(2)	6
Net unrealized gain (loss) on debt securities	9	4	13
Retirement benefits adjustment:
Net actuarial gain (loss)	(17)	4	(13)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(20)	5	(15)
Prior service (credit) cost	9	(2)	7
Net unrealized gain (loss) on retirement benefits adjustment	(28)	7	(21)
Total other comprehensive income (loss)	$235	$16	$251

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 29, 2023	Amount	Credit	Amount
Cumulative translation adjustment	$669	$12	$681
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(1)		(1)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(15)	3	(12)
Net unrealized gain (loss) on derivatives	(16)	3	(13)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	34	(7)	27
Net unrealized gain (loss) on debt securities	34	(7)	27
Retirement benefits adjustment:
Net actuarial gain (loss)	(1)		(1)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(21)	5	(16)
Prior service (credit) cost	9	(3)	6
Net unrealized gain (loss) on retirement benefits adjustment	(13)	2	(11)
Total other comprehensive income (loss)	$674	$10	$684

(5)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended
	January 28	January 29
	2024	2023
Net income attributable to Deere & Company	$1,751	$1,959
Average shares outstanding	279.9	297.6
Basic per share	$6.25	$6.58

Average shares outstanding	279.9	297.6
Effect of dilutive stock options and restricted stock awards	1.2	1.5
Total potential shares outstanding	281.1	299.1
Diluted per share	$6.23	$6.55

Shares excluded from EPS calculation, as antidilutive	.2	.1

(6)  Pension and Other Postretirement Benefits

We have several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans. These plans cover U.S. employees and certain foreign employees. The components of net periodic pension and OPEB (benefit) cost consisted of the following:

	Three Months Ended
	January 28	January 29
	2024	2023
Pensions
Service cost	$58	$60
Interest cost	136	133
Expected return on plan assets	(241)	(212)
Amortization of actuarial gain	(4)	(5)
Amortization of prior service cost	10	10
Net benefit	$(41)	$(14)

OPEB
Service cost	$5	$7
Interest cost	43	43
Expected return on plan assets	(27)	(29)
Amortization of actuarial gain	(16)	(16)
Amortization of prior service credit	(1)	(1)
Net cost	$4	$4

The components of net periodic pension and OPEB (benefit) cost excluding the service cost component are included in the line item “Other operating expenses.”

During the first three months of 2024, we contributed and expect to contribute the following amounts to our pension and OPEB plans:

	Pensions	OPEB
Contributed	$24	$106
Expected contributions remainder of the year	61	34

In December 2023, we contributed $60 to a U.S. non-union Voluntary Employees’ Beneficiary Association trust, which is included in the OPEB contributed amount. The contribution will be used to fund salary postretirement health care benefits during the remainder of 2024.

(7)  Segment Data

Information relating to operations by operating segment follows.

	Three Months Ended
	January 28	January 29%
	2024	2023	Change
Net sales and revenues:
Production & precision ag net sales	$4,849	$5,198	-7
Small ag & turf net sales	2,425	3,001	-19
Construction & forestry net sales	3,212	3,203
Financial services revenues	1,376	1,040	+32
Other revenues	323	210	+54
Total net sales and revenues	$12,185	$12,652	-4
Operating profit:
Production & precision ag	$1,045	$1,208	-13
Small ag & turf	326	447	-27
Construction & forestry	566	625	-9
Financial services	257	238	+8
Total operating profit	2,194	2,518	-13
Reconciling items	26	(22)
Income taxes	(469)	(537)	-13
Net income attributable to Deere & Company	$1,751	$1,959	-11

Intersegment sales and revenues:
Production & precision ag net sales	$8	$5	+60
Small ag & turf net sales	1	3	-67
Construction & forestry net sales
Financial services revenues	176	204	-14

Operating profit for PPA, SAT, and CF is income from continuing operations before corporate expenses, certain external interest expenses, certain foreign exchange gains and losses, and income taxes. Operating profit of financial services includes the effect of interest expense and foreign exchange gains and losses. Reconciling items to net income are primarily corporate expenses, certain interest income and expenses, certain foreign exchange gains and losses, pension and OPEB benefit (cost) amounts excluding the service cost component, equity in income of unconsolidated affiliates, and net income attributable to noncontrolling interests.

Identifiable operating assets were as follows:
	January 28	October 29	January 29
	2024	2023	2023
Production & precision ag	$9,059	$8,734	$9,393
Small ag & turf	4,426	4,348	4,893
Construction & forestry	7,371	7,139	7,232
Financial services	69,900	70,732	59,721
Corporate	10,615	13,134	10,381
Total assets	$101,371	$104,087	$91,620

(8)  Financing Receivables

We monitor the credit quality of financing receivables based on delinquency status, defined as follows:

●	Past due balances represent any payments 30 days or more past the due date.
●	Non-performing financing receivables represent receivables for which we have stopped accruing finance income. This generally occurs when receivables are 90 days delinquent.
●	Write-offs generally occur when receivables are 120 days delinquent. In these situations, the estimated uncollectible amount is written off to the allowance for credit losses. Any expected recovery is presented as non-performing.

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows:

	January 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$3,248	$13,626	$7,731	$4,577	$2,032	$931	$2,798	$34,943
30-59 days past due	5	122	66	47	22	11	71	344
60-89 days past due	1	50	26	15	7	5	16	120
90+ days past due		1	1	3	4			9
Non-performing		49	95	66	34	42	11	297
Construction and forestry
Current	803	2,698	1,743	911	276	109	101	6,641
30-59 days past due	8	73	46	26	8	3	5	169
60-89 days past due		26	20	13	6	3	2	70
90+ days past due			2	1		1		4
Non-performing	1	67	86	48	20	9	2	233
Total retail customer receivables	$4,066	$16,712	$9,816	$5,707	$2,409	$1,114	$3,006	$42,830

	October 29, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$15,191	$8,430	$5,120	$2,334	$853	$280	$4,526	$36,734
30-59 days past due	62	75	39	21	9	3	29	238
60-89 days past due	18	26	18	10	4	2	9	87
90+ days past due	2	1	3	3				9
Non-performing	30	78	62	33	22	22	8	255
Construction and forestry
Current	2,927	1,961	1,084	353	84	29	119	6,557
30-59 days past due	49	34	27	9	4		4	127
60-89 days past due	19	14	12	5	2		2	54
90+ days past due		6	1			1		8
Non-performing	42	80	55	23	9	4	1	214
Total retail customer receivables	$18,340	$10,705	$6,421	$2,791	$987	$341	$4,698	$44,283

	January 29, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$2,939	$12,435	$7,228	$3,660	$1,600	$823	$2,753	$31,438
30-59 days past due	2	39	39	54	13	44	28	219
60-89 days past due	1	15	14	20	5	15	6	76
90+ days past due		1		3	1			5
Non-performing		40	58	41	27	34	8	208
Construction and forestry
Current	674	2,692	1,702	684	224	80	99	6,155
30-59 days past due	2	18	29	36	16	52	5	158
60-89 days past due		9	17	18	8	24	2	78
90+ days past due		1	2	1	2	1		7
Non-performing		46	58	30	16	7	1	158
Total retail customer receivables	$3,618	$15,296	$9,147	$4,547	$1,912	$1,080	$2,902	$38,502

The credit quality analysis of wholesale receivables by year of origination was as follows:

	January 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$266	$463	$68	$6	$3	$1	$5,757	$6,564
30+ days past due		1						1
Non-performing						1		1
Construction and forestry
Current	6	14	4	19		1	863	907
30+ days past due
Non-performing
Total wholesale receivables	$272	$478	$72	$25	$3	$3	$6,620	$7,473

	October 29, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$631	$93	$21	$4	$1	$160	$5,175	$6,085
30+ days past due
Non-performing					1			1
Construction and forestry
Current	23	5	20			76	712	836
30+ days past due
Non-performing
Total wholesale receivables	$654	$98	$41	$4	$2	$236	$5,887	$6,922

	January 29, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$115	$285	$48	$21	$4	$1	$2,654	$3,128
30+ days past due
Non-performing				1				1
Construction and forestry
Current	7	7	24	2		1	459	500
30+ days past due
Non-performing
Total wholesale receivables	$122	$292	$72	$24	$4	$2	$3,113	$3,629

An analysis of the allowance for credit losses and investment in financing receivables follows:

	Three Months Ended January 28, 2024
	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Allowance:
Beginning of period balance	$172	$21	$4	$197
Provision (credit)	35	(2)		33
Write-offs	(31)	(11)		(42)
Recoveries	1	8		9
Translation adjustments			(2)	(2)
End of period balance	$177	$16	$2	$195

Financing receivables:
End of period balance	$39,824	$3,006	$7,473	$50,303

	Three Months Ended January 29, 2023
	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Allowance:
Beginning of period balance	$299	$22	$4	$325
Provision (credit)	15	(4)		11
Provision transferred to held for sale	(142)			(142)
Provision (credit)	(127)	(4)		(131)
Write-offs	(18)	(7)		(25)
Recoveries	4	5	1	10
Translation adjustments	(18)		(1)	(19)
End of period balance	$140	$16	$4	$160

Financing receivables:
End of period balance	$35,600	$2,902	$3,629	$42,131

The allowance for credit losses remained generally flat in the first quarter of 2024. In the first quarter of 2023, we determined that the financial services business in Russia met the held for sale criteria. The financing receivables in Russia were reclassified to “Other assets.” The associated allowance for credit losses was reversed and a valuation allowance for the assets held for sale was recorded. These operations were sold in the second quarter of 2023 (see Note 20).

Write-offs by year of origination were as follows:

	Three Months Ended January 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf		$2	$4	$3	$4	$1	$9	$23
Construction and forestry		6	7	2	1	1	2	19
Total retail customer receivables		$8	$11	$5	$5	$2	$11	$42

Modifications

We occasionally grant contractual modifications to customers experiencing financial difficulties. Before offering a modification, we evaluate the ability of the customer to meet the modified payment terms. Modifications offered include payment deferrals, term extensions, or a combination thereof. Finance charges continue to accrue during the deferral or extension period. Our allowance for credit losses incorporates historical loss information, including the effects of loan modifications with customers. Therefore, additional adjustments to the allowance are generally not recorded upon modification of a loan.

The ending amortized cost of modified loans with borrowers experiencing financial difficulty during the three months ended January 28, 2024 were $17, of which $16 were current and $1 were non-performing. These modifications represented 0.03 percent of our financing receivable portfolio at January 28, 2024.

Defaults and subsequent write-offs of loans modified in the prior twelve months were not significant during the three months ended January 28, 2024. In addition, at January 28, 2024, we had no commitments to provide additional financing to these customers.

(9)  Securitization of Financing Receivables

Our funding strategy includes receivable securitizations, which allows us to receive cash for financing receivables immediately. While these securitization programs are administered in various forms, they are accomplished in the following basic steps:

1.We transfer financing receivables into a bankruptcy-remote special purpose entity (SPE).
2.The SPE issues debt to investors. The debt is secured by the financing receivables.
3.Investors are paid back based on cash receipts from the financing receivables.

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

The components of securitization programs were as follows:

	January 28	October 29	January 29
	2024	2023	2023
Financing receivables securitized (retail notes)	$6,418	$7,357	$5,102
Allowance for credit losses	(18)	(22)	(13)
Other assets (primarily restricted cash)	140	152	97
Total restricted securitized assets	$6,540	$7,487	$5,186

Short-term securitization borrowings	$6,116	$6,995	$4,864
Accrued interest on borrowings	10	13	6
Total liabilities related to restricted securitized assets	$6,126	$7,008	$4,870

(10)  Inventories

A majority of inventories owned by us are valued at cost on the “last-in, first-out” (LIFO) basis. If all inventories had been valued on a “first-in, first-out” (FIFO) basis, the estimated inventories by major classification would have been as follows:

	January 28	October 29	January 29
	2024	2023	2023
Raw materials and supplies	$4,117	$4,080	$4,975
Work-in-process	1,223	1,010	1,478
Finished goods and parts	6,146	5,435	6,347
Total FIFO value	11,486	10,525	12,800
Excess of FIFO over LIFO	2,549	2,365	2,744
Inventories	$8,937	$8,160	$10,056

(11)  Goodwill and Other Intangible Assets – Net

The changes in amounts of goodwill by operating segments were as follows. There were no accumulated goodwill impairment losses.

	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Total
Goodwill at October 30, 2022	$646	$318	$2,723	$3,687
Translation adjustments	15	7	182	204
Goodwill at January 29, 2023	$661	$325	$2,905	$3,891

Goodwill at October 29, 2023	$702	$363	$2,835	$3,900
Translation adjustments	4	2	60	66
Goodwill at January 28, 2024	$706	$365	$2,895	$3,966

The components of other intangible assets were as follows:

	January 28	October 29	January 29
	2024	2023	2023
Customer lists and relationships	$509	$501	$522
Technology, patents, trademarks, and other	1,412	1,387	1,387
Total at cost	1,921	1,888	1,909
Less accumulated amortization:
Customer lists and relationships	207	195	184
Technology, patents, trademarks, and other	602	560	470
Total accumulated amortization	809	755	654
Other intangible assets – net	$1,112	$1,133	$1,255

The amortization of other intangible assets in the first quarter of 2024 and 2023 was $42 and $39, respectively. The estimated amortization expense for the next five years is as follows: remainder of 2024 – $131, 2025 – $144, 2026 – $121, 2027 – $119, 2028 – $87, and 2029 – $74.

(12)  Short-Term Borrowings

Short-term borrowings were as follows:

	January 28	October 29	January 29
	2024	2023	2023
Commercial paper	$8,378	$9,100	$6,425
Notes payable to banks	310	483	303
Finance lease obligations due within one year	27	25	23
Long-term borrowings due within one year	8,402	8,331	7,378
Short-term borrowings	$17,117	$17,939	$14,129

(13)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	January 28	October 29	January 29
	2024	2023	2023
Accounts payable:
Trade payables	$3,184	$3,467	$3,616
Dividends payable	413	388	358
Operating lease liabilities	293	281	305
Deposits withheld from dealers and merchants	153	163	153
Payables to unconsolidated affiliates	6	6	10
Other	183	153	156
Accrued expenses:
Employee benefits	1,107	2,152	1,015
Product warranties	1,589	1,610	1,444
Accrued taxes	1,364	1,558	1,336
Derivative liabilities	744	1,130	891
Dealer sales discounts	243	1,243	256
Extended warranty premium	1,047	1,021	901
Unearned revenue (contractual liability)	700	676	601
Unearned operating lease revenue	456	451	406
Accrued interest	502	434	371
Other	1,377	1,397	1,289
Accounts payable and accrued expenses	$13,361	$16,130	$13,108

Amounts are presented net of eliminations, which primarily consist of dealer sales incentives with a right of set-off against trade receivables of $2,410 at January 28, 2024, $2,228 at October 29, 2023, and $1,540 at January 29, 2023. Other eliminations were made for accrued taxes and other accrued expenses.

(14)  Long-Term Borrowings

Long-term borrowings consisted of:

	January 28	October 29	January 29
	2024	2023	2023
Underwritten term debt
U.S. dollar notes and debentures:
2.75% notes due 2025	$700	$700	$700
6.55% debentures due 2028	200	200	200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
7.125% notes due 2031	300	300	300
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
Euro notes:
1.375% notes due 2024 (€800 principal)			871
1.85% notes due 2028 (€600 principal)	651	634	653
2.20% notes due 2032 (€600 principal)	651	634	653
1.65% notes due 2039 (€650 principal)	705	687	708
Serial issuances:
Medium-term notes	31,001	29,638	25,618
Other notes and finance lease obligations	1,810	1,769	1,440
Less debt issuance costs and debt discounts	(135)	(135)	(122)
Long-term borrowings	$39,933	$38,477	$35,071

Medium-term notes due through 2033 are primarily offered by prospectus and issued at fixed and variable rates. The principal balances of the medium-term notes were $31,808, $30,902, and $26,367 at January 28, 2024, October 29, 2023, and January 29, 2023, respectively. All outstanding notes and debentures are senior unsecured borrowings and rank equally with each other.

(15)  Leases - Lessor

We lease equipment manufactured or sold by us through John Deere Financial. Sales-type and direct financing leases are reported in “Financing receivables – net.” Operating leases are reported in “Equipment on operating leases – net.”

Lease revenues earned by us follow:

	Three Months Ended
	January 28	January 29
	2024	2023
Sales-type and direct finance lease revenues	$47	$41
Operating lease revenues	339	321
Variable lease revenues	4	6
Total lease revenues	$390	$368

(16)  Commitments and Contingencies

A standard warranty is provided as assurance that the equipment will function as intended. The standard warranty period varies by product and region. At the time a sale is recognized, we record an estimate of future warranty costs based on historical claims rate experience and estimated population under warranty.

The reconciliation of the changes in the warranty liability follows:

	Three Months Ended
	January 28	January 29
	2024	2023
Beginning of period balance	$1,610	$1,427
Warranty claims paid	(309)	(262)
New product warranty accruals	281	256
Foreign exchange	7	23
End of period balance	$1,589	$1,444

The costs for extended warranty programs are recognized as incurred.

In certain international markets, we provide guarantees to banks for the retail financing of John Deere equipment. At January 28, 2024, the notional value of these guarantees was $166. We may repossess the equipment collateralizing the receivables. At January 28, 2024, the accrued losses under these agreements were not material.

We also had other miscellaneous contingent liabilities and guarantees totaling approximately $115 at January 28, 2024. The accrued liability for these contingencies was not material at January 28, 2024.

At January 28, 2024, we had commitments of $597 for the construction and acquisition of property and equipment. Also, at January 28, 2024, we had restricted assets of $214, classified as “Other assets.”

We are subject to various unresolved legal actions. The accrued losses on these matters are not material. We believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our financial statements. The most prevalent legal claims relate to product liability (including asbestos-related liability), retail credit, employment, patent, trademark, and antitrust matters.

(17)  Fair Value Measurements

The fair values of financial instruments that do not approximate the carrying values were as follows. Long-term borrowings exclude finance lease liabilities.

	January 28, 2024		October 29, 2023		January 29, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net	$43,708	$43,236	$43,673	$42,777	$36,882	$35,894
Financing receivables securitized – net	6,400	6,225	7,335	7,056	5,089	4,869
Short-term securitization borrowings	6,116	6,104	6,995	6,921	4,864	4,785
Long-term borrowings due within one year	8,402	8,283	8,331	8,156	7,378	7,220
Long-term borrowings	39,878	39,321	38,428	36,873	35,035	34,149

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

Assets and liabilities measured at fair value on a recurring basis follow, excluding our cash equivalents, which were carried at a cost that approximates fair value and consisted of money market funds and time deposits.

	January 28	October 29	January 29
	2024	2023	2023
Level 1:
Marketable securities
International equity securities	$5	$3	$2
International mutual funds securities	57	101
U.S. equity fund	105	86	86
U.S. fixed income fund	34	32	118
U.S. government debt securities	274	78	64
Total Level 1 marketable securities	475	300	270

Level 2:
Marketable securities
Corporate debt securities	220	244	209
International debt securities	87	1	18
Mortgage-backed securities	161	185	157
Municipal debt securities	69	75	71
U.S. government debt securities	124	141	127
Total Level 2 marketable securities	661	646	582
Other assets – Derivatives	253	292	360
Accounts payable and accrued expenses – Derivatives	744	1,130	891

Level 3:
Accounts payable and accrued expenses – Deferred consideration	176	186	225

The mortgage-backed securities are primarily issued by U.S. government sponsored enterprises.

The contractual maturities of debt securities at January 28, 2024 follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$22	$21
Due after one through five years	242	194
Due after five through 10 years	421	398
Due after 10 years	192	161
Mortgage-backed securities	189	161
Debt securities	$1,066	$935

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Mortgage-backed securities contain prepayment provisions and are not categorized by contractual maturity.

The following is a description of the valuation methodologies we use to measure certain financial instruments on the balance sheets at fair value:

Marketable securities – The portfolio of investments is valued on a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk, and prepayment speeds. Funds are valued using the fund’s net asset value, based on the fair value of the underlying securities. International debt securities are valued using quoted prices for identical assets in inactive markets.

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

(18)  Derivative Instruments

Fair values of our derivative instruments and the associated notional amounts were as follows. Assets are recorded in “Other assets,” while liabilities are recorded in “Accounts payable and accrued expenses.”

	January 28, 2024			October 29, 2023			January 29, 2023
		Fair Value			Fair Value			Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Cash flow hedges:
Interest rate contracts	$2,200	$27	$4	$1,500	$45		$1,950	$69

Fair value hedges:
Interest rate contracts	12,633	58	592	12,691		$970	10,802	21	$678

Not designated as hedging instruments:
Interest rate contracts	14,200	129	82	13,853	169	98	11,147	188	97
Foreign exchange contracts	7,856	39	53	8,117	75	54	9,304	71	110
Cross-currency interest rate contracts	189		13	176	3	8	234	11	6

The amounts recorded in the consolidated balance sheets related to borrowings designated in fair value hedging relationships were as follows. Fair value hedging adjustments are included in the carrying amount of the hedged item.

	Active Hedging Relationships		Discontinued Hedging Relationships
	Carrying Amount	Cumulative Fair Value	Carrying Amount of	Cumulative Fair Value
	of Hedged Item	Hedging Amount	Formerly Hedged Item	Hedging Amount
January 28, 2024
Short-term borrowings	$288	$(9)	$1,960	$10
Long-term borrowings	11,745	(537)	7,711	(270)

October 29, 2023
Short-term borrowings			$1,814	$15
Long-term borrowings	$11,660	$(976)	7,144	(288)

January 29, 2023
Short-term borrowings			$1,915	$15
Long-term borrowings	$10,088	$(666)	5,506	(83)

  The classification and gains (losses) including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following:

	Three Months Ended
	January 28	January 29
	2024	2023
Fair Value Hedges
Interest rate contracts - Interest expense	$344	$239

Cash Flow Hedges
Recognized in OCI:
Interest rate contracts - OCI (pretax)	$(8)	$(1)

Reclassified from OCI:
Interest rate contracts - Interest expense	11	15

Not Designated as Hedges
Interest rate contracts - Net sales		$(7)
Interest rate contracts - Interest expense	$(9)	(8)
Foreign exchange contracts - Net sales	5	1
Foreign exchange contracts - Cost of sales	(30)	5
Foreign exchange contracts - Other operating expenses	(181)	(142)
Total not designated	$(215)	$(151)

Certain of our derivative agreements contain credit support provisions that may require us to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at January 28, 2024, October 29, 2023, and January 29, 2023 was $691, $1,076, and $781, respectively. In accordance with the limits established in these agreements, we posted $368, $659, and $349 of cash collateral at January 28, 2024, October 29, 2023, and January 29, 2023, respectively. In addition, we paid $8 of collateral that was outstanding at January 28, 2024, October 29, 2023, and January 29, 2023 to participate in an international futures market to hedge currency exposure, not included in the table below.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and any collateral received or paid follows:

	Gross Amounts	Netting
January 28, 2024	Recognized	Arrangements	Collateral	Net Amount
Assets	$253	$(112)	$(19)	$122
Liabilities	744	(112)	(368)	264

	Gross Amounts	Netting
October 29, 2023	Recognized	Arrangements	Collateral	Net Amount
Assets	$292	$(152)		$140
Liabilities	1,130	(152)	$(659)	319

	Gross Amounts	Netting
January 29, 2023	Recognized	Arrangements	Collateral	Net Amount
Assets	$360	$(162)	$(47)	$151
Liabilities	891	(162)	(349)	380

(19)  Share-Based Awards

At January 28, 2024, we were authorized to grant an additional 15.0 million shares related to stock options and restricted stock units. In December 2023, we granted stock options to employees for the purchase of 216 thousand shares of common stock at an exercise price of $377.01 per share and a binomial lattice model fair value of $98.04 per share at the grant date. At January 28, 2024, options for 1.9 million shares were outstanding with a weighted-average exercise price of $214.88 per share.

During the three months ended January 28, 2024, the restricted stock units (RSUs) granted in thousands of shares and the weighted-average grant date fair values, using the closing price of our common stock on the grant date, in dollars follow:

		Grant Date
	Shares	Fair Value
Service-based	360	$377.04
Performance/service-based	52	360.53
Market/service-based	52	370.87

In December 2023, we granted market/service-based RSUs. The vesting period for the market/service-based RSUs is three years and dividend equivalents are not earned during the vesting period. The market/service-based RSUs are subject to a market related metric based on total shareholder return, compared to a benchmark group of companies, and award common stock in a range of zero to 200 percent for each unit granted based on the level of the metric achieved. The fair value of the market/service based RSUs was determined using a Monte Carlo model.

(20)  Special Item

In January 2023, we reached an agreement to sell our financial services business in Russia (registered in Russia as a leasing company). We reversed the allowance for credit losses and recorded a valuation allowance on the assets held for sale in “Selling, administrative and general expenses.” In March 2023, we sold our financial services business in Russia to Insight Investment Group. The total proceeds, net of restricted cash sold, were $36. The operations were included in the financial services operating segment through the date of sale. At the disposal date, the total assets were $31, consisting primarily of financing receivables, the total liabilities were $5, and the cumulative translation loss was $10. We did not incur additional gains or losses upon disposition.

(21)  Subsequent Events

In February 2024, we entered into a retail note securitization transaction, resulting in $529 of secured borrowings.

On February 28, 2024, a quarterly dividend of $1.47 per share was declared at the Board of Directors meeting, payable on May 8, 2024, to stockholders of record on March 29, 2024.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

All amounts are presented in millions of dollars unless otherwise specified.

OVERVIEW

Organization

Deere & Company is a global leader in the production of agricultural, turf, construction, and forestry equipment and solutions. John Deere Financial provides financing for John Deere equipment, parts, services, and other input costs customers need to run their operations. Our operations are managed through the production and precision agriculture (PPA), small agriculture and turf (SAT), construction and forestry (CF), and financial services operating segments. References to “equipment operations” include PPA, SAT, and CF, while references to “agriculture and turf” include both PPA and SAT.

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

In January 2024, we released our 2023 Business Impact Report, available at JohnDeere.com/sustainability. This report identifies important progress on our Leap Ambitions in fiscal year 2023. The information in our 2023 Business Impact Report is not incorporated by reference into, and does not form a part of, this Quarterly Report on Form 10-Q.

Trends and Economic Conditions

Industry Sales Outlook for Fiscal Year 2024

Agriculture and Turf

Construction and Forestry

Company Trends – Customers seek to improve profitability, productivity, and sustainability through technology. Integration of technology into equipment is a persistent market trend. Our Smart Industrial Operating Model and Leap Ambitions are intended to capitalize on this market trend. These technologies are incorporated into products within each of our operating segments. We expect this trend to persist for the foreseeable future. The investments in these technologies and in establishing a Solutions as a Service business model might increase our operating costs and may decrease operating margins during the transition period. In the first quarter of 2024, we announced an agreement with SpaceX to expand machine connectivity for our customers in rural areas through satellite communication.

Company Outlook for 2024

Production volumes are expected to decline in 2024 as demand moderates to more normal levels.

Agriculture and Turf Outlook for 2024

●	We expect large and small agricultural equipment sales to be down from 2023 levels in North America, Europe, and South America.
●	Sales of compact utility tractors continue to be lower as the industry works to bring down inventory levels, while demand for turf products has stabilized.
●	We continue to produce at levels in line with retail demand in North America. To manage inventory in Europe and Brazil, we are producing at levels below retail demand.
●	Agricultural fundamentals are expected to moderate in 2024 due to lower commodity prices and elevated interest rates, offset by resilient farm balance sheets and lower input costs.
●	The U.S. equipment fleet age is above 20-year averages for both tractors and combines.
●	The dairy and livestock sector continues to benefit from elevated cattle and hay prices.
●	Commodity markets remain disrupted in Central and Eastern Europe due to the Russia/Ukraine war. Western Europe equipment demand is moderately impacted by uncertainty related to current cash crop receipts, agriculture policy changes, and high interest rates.
●	Demand in Brazil is expected to moderate due to adverse weather conditions and high interest rates.
●	Industry sales in Asia are forecasted to be down moderately.

Construction and Forestry Outlook for 2024

●	Construction equipment industry sales are forecasted to be down from 2023 levels.
●	Benefits from increasing U.S. infrastructure spending, elevated manufacturing investment levels, and improving single family housing starts are expected to partially offset moderation in office and retail construction.
●	Roadbuilding demand remains strong in the U.S., largely offset by softening demand in Europe.

Financial Services Outlook for 2024

Net Income	Up moderately
+ Nonrecurring prior period special items	Favorable
+ Higher average portfolio	Favorable
(-) Financing spreads	Unfavorable
(-) Provision for credit losses	Unfavorable

Additional Trends

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

Interest Rates. Central bank policy interest rates increased in 2023 and have remained elevated. Increased rates impacted us in several ways, primarily affecting the financing spreads for the financial services operations and demand for our products.

The market for our products is negatively impacted by higher interest rates. We expect higher borrowing costs for our customers to primarily affect discretionary and residential product sales in 2024.

Most retail customer receivables are fixed rate. Wholesale financing receivables generally are variable rate. Both types of receivables are financed with fixed and floating rate borrowings. We manage our exposure to interest rate fluctuations by matching our receivables with our funding sources. We also enter into interest rate swap agreements to match our interest rate exposure.

Rising interest rates have historically impacted our borrowings sooner than the benefit is realized from receivable and lease portfolios. As a result, our financial services operations experienced $27 (after-tax) less favorable financing spreads in 2024 compared to 2023. We expect to continue experiencing spread compression in 2024, but at a moderating pace relative to spread compression experienced in 2023.

Higher interest rates are driven by factors outside of our control, and as a result we cannot reasonably foresee when this condition will subside.

Other Items of Concern and Uncertainties – Other items that could impact our results are:

●	global and regional political conditions, including the ongoing war between Russia and Ukraine and the war between Israel and Hamas,
●	economic, tax, and trade policies,
●	new or retaliatory tariffs,
●	capital market disruptions,
●	foreign currency and capital control policies,
●	regulations and legislation regarding right to repair,
●	weather conditions,
●	marketplace adoption and monetization of technologies we have invested in,
●	our ability to strengthen our digital capabilities, automation, autonomy, and alternative power technologies,
●	changes in demand and pricing for new and used equipment,
●	significant fluctuations in foreign currency exchange rates,
●	volatility in the prices of many commodities, and
●	slower economic growth or recession.

consolidated results – 2024 Compared with 2023

	Three Months Ended
Deere & Company	January 28	January 29
(In millions of dollars, except per share amounts)	2024	2023
Net sales and revenues	$12,185	$12,652
Net income attributable to Deere & Company	1,751	1,959
Diluted earnings per share	6.23	6.55

Net sales and revenues decreased for the quarter primarily due to lower sales volumes. Net income and diluted EPS decreased driven by lower sales. The discussion of net sales and operating profit is included in the Business Segment Results below.

An explanation of the cost of sales to net sales ratio and other significant statement of consolidated income changes follow:

	Three Months Ended
	January 28	January 29
Deere & Company	2024	2023	% Change
Cost of sales to net sales	68.7%	69.6%
(+) Price realization			Favorable

Other income	$339	$256	+32
Higher due to investment income earned on international mutual funds securities.

Research and development expenses	533	495	+8
Higher due to continued focus on developing and incorporating technology solutions.

Selling, administrative and general expenses	1,066	952	+12
Increased mostly due to higher employee pay driven by inflationary conditions and profit-sharing incentives.

Interest expense	802	479	+67
Increased primarily due to higher average borrowing rates and higher average borrowings.

Other operating expenses	369	299	+23
Increased due to higher foreign exchange losses.

Provision for income taxes	469	537	-13
Decreased as a result of lower pretax income.

Business Segment Results – 2024 compared with 2023

	Three Months Ended
	January 28	January 29
Production and Precision Agriculture	2024	2023	% Change
Net sales	$4,849	$5,198	-7
Operating profit	1,045	1,208	-13
Operating margin	21.6%	23.2%
Price realization			+4
Currency translation impact on Net sales			+1

Production and precision agriculture sales decreased for the quarter as a result of lower shipment volumes (primarily in Brazil, the U.S., Canada, and Europe), driven by moderating agriculture fundamentals. This was partially offset by price realization in the U.S., Canada, and Europe due to inflation. Operating profit decreased primarily due to lower shipment volumes and increased selling, administrative and general expenses and research and development expenses, partially offset by price realization.

Production & Precision Agriculture Operating Profit

First Quarter 2024 Compared to First Quarter 2023

	Three Months Ended
	January 28	January 29
Small Agriculture and Turf	2024	2023	% Change
Net sales	$2,425	$3,001	-19
Operating profit	326	447	-27
Operating margin	13.4%	14.9%
Price realization			+3
Currency translation impact on Net sales			+1

Small agriculture and turf sales decreased for the quarter due to lower shipment volumes (primarily in the U.S., Canada, Europe, and Mexico) driven by moderating market demand. This was partially offset by price realization in the U.S., Canada, and Europe due to inflation. Operating profit decreased primarily as a result of lower shipment volumes and increased selling, administrative and general expenses and research and development expenses. These items were partially offset by price realization and lower production costs, driven by a decrease in material and freight costs.

Small Agriculture & Turf Operating Profit

First Quarter 2024 Compared to First Quarter 2023

	Three Months Ended
	January 28	January 29
Construction and Forestry	2024	2023	% Change
Net sales	$3,212	$3,203
Operating profit	566	625	-9
Operating margin	17.6%	19.5%
Price realization			+3
Currency translation impact on Net sales			+1

Construction and forestry sales were flat for the quarter, with positive price realization in the U.S. and Canada offset by lower shipment volumes. Operating profit decreased primarily due to higher production costs, lower shipment volumes, the unfavorable effects of foreign currency exchange, and higher selling, administrative and general expenses and research and development expenses. These items were partially offset by price realization and a favorable sales mix.

Construction & Forestry Operating Profit

First Quarter 2024 Compared to First Quarter 2023

	Three Months Ended
	January 28	January 29
Financial Services	2024	2023	% Change
Revenue (including intercompany)	$1,552	$1,244	+25
Interest expense	762	442	+72
Net income	207	185	+12

The average balance of receivables and leases financed was 19 percent higher in the first three months of 2024, compared with the same period last year. Revenue also increased due to higher average financing rates. Interest expense increased in the first quarter of 2024 as a result of higher average borrowing rates and higher average borrowings. Net income for the quarter increased mainly due to income earned on higher average portfolio balances, partially offset by less favorable financing spreads as a result of higher interest rates.

Critical Accounting Estimates

See our critical accounting estimates discussed in the Management’s Discussion and Analysis of the most recently filed Annual Report on Form 10-K. There have been no material changes to these policies.

CAPITAL RESOURCES AND LIQUIDITY – 2024 compared with 2023

We have access to global markets at a reasonable cost. Sources of liquidity include:

●	cash, cash equivalents, and marketable securities on hand,
●	funds from operations,
●	the issuance of commercial paper and term debt,
●	the securitization of retail notes, and
●	bank lines of credit.

We closely monitor our cash requirements. Based on the available sources of liquidity, we expect to meet our funding needs in the short term (next 12 months) and long term (beyond 12 months). We are forecasting lower operating cash flows in 2024 compared with 2023.

We operate in multiple industries, which have unique funding requirements. The equipment operations are capital intensive. Historically, these operations have been subject to seasonal variations in financing requirements for inventories and receivables from dealers.

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.

Key metrics are provided in the following table:

	January 28	October 29	January 29
	2024	2023	2023
Cash, cash equivalents, and marketable securities	$6,273	$8,404	$4,828

Trade accounts and notes receivable – net	7,795	7,739	7,609
Ratio to prior 12 month’s net sales	14%	14%	15%

Inventories	8,937	8,160	10,056
Ratio to prior 12 month’s cost of sales	24%	22%	27%

Unused credit lines	1,577	841	1,581

Financial Services:
Ratio of interest-bearing debt to stockholder’s equity	8.3 to 1	8.4 to 1	8.2 to 1

In the first quarter, we invested $128 in U.S. dollar denominated bonds issued by the central bank of Argentina. The bonds are recorded in “Marketable securities,” classified as “International debt securities.” These bonds can be held until maturity or sold in a secondary market outside of Argentina to settle intercompany debt (see note 17).

The increase in unused credit lines at January 28, 2024 compared to October 29, 2023 relates to a decrease in commercial paper outstanding generally corresponding with the level of receivable and lease portfolios. We forecast lower operating cash flows in 2024 driven by a decrease in net income adjusted for non-cash provisions and an unfavorable change in working capital.

There have been no material changes to the contractual obligations and other cash requirements identified in our most recently filed Annual Report on Form 10-K.

Cash Flows

	Three Months Ended
	January 28	January 29
	2024	2023
Net cash used for operating activities	$(908)	$(1,246)
Net cash provided by investing activities	1,217	760
Net cash used for financing activities	(2,645)	(339)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	16	62
Net decrease in cash, cash equivalents, and restricted cash	$(2,320)	$(763)

Cash outflows from consolidated operating activities in the first three months of 2024 were $908. This resulted mainly from a working capital change, partially offset by net income adjusted for non-cash provisions. Cash inflows from investing activities were $1,217 in the first three months of this year. The primary drivers were collections of receivables (excluding receivables related to sales) exceeding the cost of receivables acquired and a change in collateral on derivatives – net, partially offset by purchases of property and equipment. Cash outflows from financing activities were $2,645 in the first three months of 2024. The increase in cash used for financing activities was due primarily to net payments of borrowings. Cash returned to shareholders was $1,714 in the first three months of 2024. Cash, cash equivalents, and restricted cash decreased $2,320 during the first three months of this year.

Key Metrics and Balance Sheet Changes

Trade Accounts and Notes Receivable – Trade accounts and notes receivable arise from sales of goods to customers. Trade receivables increased by $56 during the first three months of 2024, mostly due to a seasonal increase. These receivables increased $186, compared to a year ago, due to higher dealer inventory levels. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1 percent at each of January 28, 2024, October 29, 2023, and January 29, 2023.

Financing Receivables and Equipment on Operating Leases – Financing receivables and equipment on operating leases consist of retail notes originated in connection with financing of new and used equipment, operating leases, revolving charge accounts, sales-type and direct financing leases, and wholesale notes. Financing receivables and equipment on operating leases decreased $1,066 during the first quarter of 2024, primarily due to seasonal payments, and increased $8,386 in the past 12 months, due to strong retail sales. Total acquisition volumes of financing receivables and equipment on operating leases were 16 percent higher in the first three months of 2024, compared with the same period last year, as volumes of wholesale notes, retail notes, and financing leases were higher, while revolving charge accounts and operating leases were lower compared to the same period last year.

Inventories – Inventories increased by $777 during the first three months, primarily due to a seasonal increase. Inventories decreased $1,119, compared to a year ago, due to lower forecasted shipment volumes. A majority of these inventories are valued on the last-in, first-out (LIFO) method.

Property and Equipment – Property and equipment cash expenditures in the first three months of 2024 were $362, compared with $315 in the same period last year. Capital expenditures in 2024 are estimated to be approximately $1,900.

Accounts Payable and Accrued Expenses – Accounts payable and accrued expenses decreased by $2,769 in the first three months of 2024, primarily due to a decrease in accrued expenses associated with employee benefits, dealer sales discounts, and derivative liabilities. Accounts payable and accrued expenses increased $253 compared to a year ago, due to an increase in accrued expenses associated with extended warranty premium, product warranties, and accrued interest, partially offset by a decrease in accounts payable associated with trade payables.

Borrowings – Total external borrowings decreased by $245 in the first three months of 2024 and increased $9,102 compared to a year ago, generally corresponding with the level of the receivable and the lease portfolio, as well as other working capital requirements.

John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 9). The facility was renewed in November 2023 with an expiration in November 2024 and with an increase in the total capacity or “financing limit” from $1,500 to $2,000. At January 28, 2024, $1,118 of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.

In the first three months of 2024, the financial services operations retired $881 of retail note securitization borrowings, which are presented in “Net proceeds (payments) in total short-term borrowings (original maturities three months or less).”

Lines of Credit – We also have access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $10,310 at January 28, 2024, $1,577 of which were unused. For the purpose of computing unused credit lines, commercial paper, and short-term bank borrowings were considered to constitute utilization. Included in the total credit lines at January 28, 2024 was a 364-day credit facility agreement of $5,000, expiring in the second quarter of 2024. In addition, total credit lines included long-term credit facility agreements of $2,500, expiring in the second quarter of 2027, and $2,500, expiring in the second quarter of 2028. These credit agreements require Capital Corporation and other parts of our business to maintain certain performance metrics and liquidity targets. We expect to extend the terms of these credit facilities. All requirements in the credit agreements have been met during the periods included in the financial statements.

Debt Ratings – To access public debt capital markets, we rely on credit rating agencies to assign short-term and long-term credit ratings to our debt securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell, or hold our securities. A credit rating agency may change or withdraw ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, and reduced access to debt capital markets. The senior long-term and short-term debt ratings and outlook currently assigned to unsecured company securities by the rating agencies engaged by us are as follows:

Senior
	Long-Term	Short-Term	Outlook
Fitch Ratings	A+	F1	Stable
Moody’s Investors Service, Inc.	A1	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

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

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	changes and compliance with U.S., foreign, and international laws, regulations, and policies relating to trade, economic sanctions, data privacy, spending, taxing, banking, monetary, environmental (including climate change and engine emission), and farming policies;
●	political, economic, and social instability of the geographies in which we operate, including the ongoing war between Russia and Ukraine and the war between Israel and Hamas;
●	adverse macroeconomic conditions, including unemployment, inflation, rising interest rates, changes in consumer practices due to slower economic growth, and regional or global liquidity constraints;
●	worldwide demand for food and different forms of renewable energy;
●	the ability to execute business strategies, including our Smart Industrial Operating Model, Leap Ambitions, and mergers and acquisitions;
●	the ability to understand and meet customers’ changing expectations and demand for John Deere products and solutions;
●	accurately forecasting customer demand for products and services and adequately managing inventory;
●	the ability to integrate new technology, including automation and machine learning, and deliver precision technology, alternative power technologies, and solutions to customers, including through our Solutions as a Service business model;
●	changes to governmental communications channels (radio frequency technology);
●	the ability to adapt in highly competitive markets;
●	dealer practices and their ability to manage distribution of John Deere products and support and service precision technology solutions;
●	changes in climate patterns, unfavorable weather events, and natural disasters;
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy;

●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for John Deere products and solutions;
●	availability and price of raw materials, components, and whole goods;
●	delays or disruptions in our supply chain;
●	our equipment fails to perform as expected, which could result in warranty claims, post-sales repairs or recalls, product liability litigation, and regulatory investigations;
●	the ability to attract, develop, engage, and retain qualified personnel;
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to John Deere information technology infrastructure and products;
●	loss of or challenges to intellectual property rights;
●	legislation introduced or enacted that could affect our business model and intellectual property, such as right to repair legislation;
●	investigations, claims, lawsuits, or other legal proceedings;
●	events that damage our reputation or brand;
●	world grain stocks, available farm acres, soil conditions, harvest yields, prices for commodities and livestock, input costs, and availability of transport for crops; and
●	housing starts and supply, real estate and housing prices, levels of public and non-residential construction, and infrastructure investment.

Further information concerning us and our businesses, including factors that could materially affect our financial results, is included in our other filings with the SEC (including, but not limited to, the factors discussed in Item 1A. “Risk Factors” of our most recent Annual Report on Form 10-K and this Quarterly Report on Form 10-Q). There also may be other factors that we cannot anticipate or that are not described herein because we do not currently perceive them to be material.

SUPPLEMENTAL CONSOLIDATING DATA

The supplemental consolidating data presented on the subsequent pages is presented for informational purposes. Equipment operations represents the enterprise without financial services. Equipment operations includes production and precision agriculture operations, small agriculture and turf operations, construction and forestry operations, and other corporate assets, liabilities, revenues, and expenses not reflected within financial services. Transactions between the equipment operations and financial services have been eliminated to arrive at the consolidated financial statements.

Equipment operations and financial services participate in different industries. Equipment operations primarily generate earnings and cash flows by manufacturing and selling equipment, service parts, and technology solutions to dealers and retail customers. Financial services finances sales and leases by dealers of new and used equipment that is largely manufactured by us. Those earnings and cash flows generally are the difference between the finance income received from customer payments less interest expense, and depreciation on equipment subject to an operating lease. The two businesses are capitalized differently and have separate performance metrics. The supplemental consolidating data is also used by management due to these differences.

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENTS OF INCOME
For the Three Months Ended January 28, 2024 and January 29, 2023
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2024	2023	2024	2023	2024	2023	2024	2023
Net Sales and Revenues
Net sales	$10,486	$11,402					$10,486	$11,402
Finance and interest income	157	114	$1,433	$1,067	$(230)	$(187)	1,360	994	[1]
Other income	289	234	119	177	(69)	(155)	339	256	[2,3]
Total	10,932	11,750	1,552	1,244	(299)	(342)	12,185	12,652

Costs and Expenses
Cost of sales	7,207	7,940			(7)	(6)	7,200	7,934	[4]
Research and development expenses	533	495					533	495
Selling, administrative and general expenses	876	783	192	172	(2)	(3)	1,066	952	[4]
Interest expense	108	101	762	442	(68)	(64)	802	479	[1]
Interest compensation to Financial Services	162	123			(162)	(123)			[1]
Other operating expenses	90	53	339	392	(60)	(146)	369	299	[3,5]
Total	8,976	9,495	1,293	1,006	(299)	(342)	9,970	10,159

Income before Income Taxes	1,956	2,255	259	238			2,215	2,493
Provision for income taxes	416	483	53	54			469	537

Income after Income Taxes	1,540	1,772	206	184			1,746	1,956
Equity in income of unconsolidated affiliates	1		1	1			2	1

Net Income	1,541	1,772	207	185			1,748	1,957
Less: Net loss attributable to noncontrolling interests	(3)	(2)					(3)	(2)
Net Income Attributable to Deere & Company	$1,544	$1,774	$207	$185			$1,751	$1,959

1 Elimination of intercompany interest income and expense.

2 Elimination of equipment operations’ margin from inventory transferred to equipment on operating leases.

3 Elimination of income and expenses between equipment operations and financial services related to intercompany guarantees of investments in certain international markets and intercompany service revenues and expenses.

4 Elimination of intercompany service fees.

5 Elimination of financial services’ lease depreciation expense related to inventory transferred to equipment on operating leases.

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEETS
Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	Jan 28	Oct 29	Jan 29	Jan 28	Oct 29	Jan 29	Jan 28	Oct 29	Jan 29	Jan 28	Oct 29	Jan 29
	2024	2023	2023	2024	2023	2023	2024	2023	2023	2024	2023	2023
Assets
Cash and cash equivalents	$3,467	$5,720	$2,665	$1,670	$1,738	$1,311				$5,137	$7,458	$3,976
Marketable securities	147	104	18	989	842	834				1,136	946	852
Receivables from Financial Services	4,296	4,516	5,348				$(4,296)	$(4,516)	$(5,348)				[6]
Trade accounts and notes receivable – net	1,093	1,320	1,342	9,167	8,687	7,827	(2,465)	(2,268)	(1,560)	7,795	7,739	7,609	[7]
Financing receivables – net	72	64	51	43,636	43,609	36,831				43,708	43,673	36,882
Financing receivables securitized – net				6,400	7,335	5,089				6,400	7,335	5,089
Other receivables	1,515	1,813	1,583	559	869	489	(57)	(59)	(80)	2,017	2,623	1,992	[7]
Equipment on operating leases – net				6,751	6,917	6,502				6,751	6,917	6,502
Inventories	8,937	8,160	10,056							8,937	8,160	10,056
Property and equipment – net	6,879	6,843	6,178	35	36	34				6,914	6,879	6,212
Goodwill	3,966	3,900	3,891							3,966	3,900	3,891
Other intangible assets – net	1,112	1,133	1,255							1,112	1,133	1,255
Retirement benefits	3,013	2,936	3,728	75	72	67	(1)	(1)	(2)	3,087	3,007	3,793	[8]
Deferred income taxes	2,133	2,133	1,015	72	68	53	(372)	(387)	(154)	1,833	1,814	914	[9]
Other assets	2,058	1,948	1,936	546	559	684	(26)	(4)	(23)	2,578	2,503	2,597
Total Assets	$38,688	$40,590	$39,066	$69,900	$70,732	$59,721	$(7,217)	$(7,235)	$(7,167)	$101,371	$104,087	$91,620

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$1,203	$1,230	$969	$15,914	$16,709	$13,160				$17,117	$17,939	$14,129
Short-term securitization borrowings				6,116	6,995	4,864				6,116	6,995	4,864
Payables to Equipment Operations				4,296	4,516	5,348	$(4,296)	$(4,516)	$(5,348)				[6]
Accounts payable and accrued expenses	12,677	14,862	11,819	3,232	3,599	2,952	(2,548)	(2,331)	(1,663)	13,361	16,130	13,108	[7]
Deferred income taxes	478	452	404	444	455	269	(372)	(387)	(154)	550	520	519	[9]
Long-term borrowings	7,270	7,210	8,155	32,663	31,267	26,916				39,933	38,477	35,071
Retirement benefits and other liabilities	2,006	2,032	2,384	110	109	111	(1)	(1)	(2)	2,115	2,140	2,493	[8]
Total liabilities	23,634	25,786	23,731	62,775	63,650	53,620	(7,217)	(7,235)	(7,167)	79,192	82,201	70,184

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	100	97	100							100	97	100

Stockholders’ Equity
Total Deere & Company stockholders’ equity	22,075	21,785	21,332	7,125	7,082	6,101	(7,125)	(7,082)	(6,101)	22,075	21,785	21,332	[10]
Noncontrolling interests	4	4	4							4	4	4
Financial Services’ equity	(7,125)	(7,082)	(6,101)				7,125	7,082	6,101				[10]
Adjusted total stockholders’ equity	14,954	14,707	15,235	7,125	7,082	6,101				22,079	21,789	21,336
Total Liabilities and Stockholders’ Equity	$38,688	$40,590	$39,066	$69,900	$70,732	$59,721	$(7,217)	$(7,235)	$(7,167)	$101,371	$104,087	$91,620

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF CASH FLOWS
For the Three Months Ended January 28, 2024 and January 29, 2023
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2024	2023	2024	2023	2024	2023	2024	2023
Cash Flows from Operating Activities
Net income	$1,541	$1,772	$207	$185			$1,748	$1,957
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	(2)	1	33	(131)			31	(130)
Provision for depreciation and amortization	302	279	254	252	$(36)	$(37)	520	494	[11]
Share-based compensation expense					46	23	46	23	[12]
Distributed earnings of Financial Services	233	3			(233)	(3)			[13]
Provision (credit) for deferred income taxes	48	(39)	(21)	(17)			27	(56)
Changes in assets and liabilities:
Receivables related to sales	209	(23)			(486)	(992)	(277)	(1,015)	[14,16]
Inventories	(687)	(1,254)			(36)	(25)	(723)	(1,279)	[15]
Accounts payable and accrued expenses	(2,155)	(1,458)	25	145	(197)	(264)	(2,327)	(1,577)	[16]
Accrued income taxes payable/receivable	165	192	18	7			183	199
Retirement benefits	(127)	(49)	(2)	1			(129)	(48)
Other	(46)	17	61	163	(22)	6	(7)	186	[11,12,15]
Net cash provided by (used for) operating activities	(519)	(559)	575	605	(964)	(1,292)	(908)	(1,246)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			8,007	7,495	(255)	(297)	7,752	7,198	[14]
Proceeds from sales of equipment on operating leases			506	497			506	497
Cost of receivables acquired (excluding receivables related to sales)			(6,513)	(6,375)	66	53	(6,447)	(6,322)	[14]
Purchases of property and equipment	(362)	(315)					(362)	(315)
Cost of equipment on operating leases acquired			(503)	(531)	49	34	(454)	(497)	[15]
Decrease in investment in Financial Services	10				(10)				[17]
Increase in trade and wholesale receivables			(871)	(1,499)	871	1,499			[14]
Collateral on derivatives – net			310	345			310	345
Other	10	(9)	(98)	(137)			(88)	(146)
Net cash provided by (used for) investing activities	(342)	(324)	838	(205)	721	1,289	1,217	760

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	78	(136)	(3,029)	833			(2,951)	697
Change in intercompany receivables/payables	288	1,469	(288)	(1,469)
Proceeds from borrowings issued (original maturities greater than three months)	11	1	5,276	2,504			5,287	2,505
Payments of borrowings (original maturities greater than three months)	(40)		(3,197)	(1,925)			(3,237)	(1,925)
Repurchases of common stock	(1,328)	(1,257)					(1,328)	(1,257)
Capital investment from Equipment Operations			(10)		10				[17]
Dividends paid	(386)	(341)	(233)	(3)	233	3	(386)	(341)	[13]
Other	(22)	(6)	(8)	(12)			(30)	(18)
Net cash used for financing activities	(1,399)	(270)	(1,489)	(72)	243	3	(2,645)	(339)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	11	48	5	14			16	62

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(2,249)	(1,105)	(71)	342			(2,320)	(763)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5,755	3,781	1,865	1,160			7,620	4,941
Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,506	$2,676	$1,794	$1,502			$5,300	$4,178

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$3,467	$2,665	$1,670	$1,311			$5,137	$3,976
Restricted cash (Other assets)	39	11	124	191			163	202
Total Cash, Cash Equivalents, and Restricted Cash	$3,506	$2,676	$1,794	$1,502			$5,300	$4,178

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

17 Elimination of change in investment from equipment operations to financial services.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See our most recently filed Annual Report on Form 10-K (Part II, Item 7A). There have been no material changes in this information.

Item 4.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of January 28, 2024, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the first quarter of 2024, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to various unresolved legal actions which arise in the normal course of our business, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, trademark, and antitrust matters. We believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our consolidated financial statements.

Item 1A.  Risk Factors

See our most recently filed Annual Report on Form 10-K (Part I, Item 1A). There have been no material changes in this information. The risks described in the Annual Report on Form 10-K, and the “Forward-Looking Statements” in this report, are not the only risks we face. Additional risks and uncertainties may also materially affect our business, financial condition, or operating results. One should not consider the risk factors to be a complete discussion of risks, uncertainties, and assumptions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of our common stock during the first quarter of 2024 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased (2)	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Per Share	(thousands)	(millions)
Oct 30 to Nov 26	1,178	$377.57	1,178	31.8
Nov 27 to Dec 24	1,296	372.25	1,259	30.7
Dec 25 to Jan 28	1,050	393.54	1,050	29.6
Total	3,524		3,487
(1)	We have a share repurchase plan that was announced in December 2022 to purchase up to $18.0 billion of shares of our common stock. The maximum number of shares that may yet be purchased under this plan was 29.6 million based on the closing price of our common stock on the New York Stock Exchange as of the end of the first quarter of 2024 of $393.62 per share. At the end of the first quarter of 2024, $11.7 billion of common stock remains to be purchased under this plan.
(2)	In the first quarter of 2024, 37 thousand shares were acquired from plan participants at a weighted-average market price of $365.60 per share to pay payroll taxes on the vesting of restricted stock awards.

Sales of Unregistered Securities

During the first quarter of 2024, we distributed 1,333 deferred stock awards to a participant account under the 2012 Deere & Company Nonemployee Director Stock Ownership Plan. The deferred stock awards converted to shares of common stock on a one-for-one basis. Deferred stock units and shares of common stock issued under the 2012 Deere & Company Nonemployee Director Stock Ownership Plan are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of the SEC’s Regulation D thereunder.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Director and Executive Officer Trading Arrangements

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

DEERE & COMPANY

Date:	February 29, 2024	By:	/s/ Joshua A. Jepsen
Joshua A. Jepsen Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)