Form 10-Q
period 2024-04-28
DEERE & CO
filed 2024-05-30
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2024

or

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

Yes ☐ No ☒

At April 28, 2024, 275,570,318 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED INCOME
For the Three and Six Months Ended April 28, 2024 and April 30, 2023
(In millions of dollars and shares except per share amounts) Unaudited
	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Net Sales and Revenues
Net sales	$13,610	$16,079	$24,097	$27,481
Finance and interest income	1,387	1,079	2,746	2,073
Other income	238	229	577	484
Total	15,235	17,387	27,420	30,038

Costs and Expenses
Cost of sales	9,157	10,730	16,357	18,663
Research and development expenses	565	547	1,098	1,043
Selling, administrative and general expenses	1,265	1,330	2,330	2,283
Interest expense	836	569	1,638	1,049
Other operating expenses	295	363	664	660
Total	12,118	13,539	22,087	23,698

Income of Consolidated Group before Income Taxes	3,117	3,848	5,333	6,340
Provision for income taxes	751	991	1,220	1,528

Income of Consolidated Group	2,366	2,857	4,113	4,812
Equity in income of unconsolidated affiliates	2	2	3	3

Net Income	2,368	2,859	4,116	4,815
Less: Net loss attributable to noncontrolling interests	(2)	(1)	(5)	(4)
Net Income Attributable to Deere & Company	$2,370	$2,860	$4,121	$4,819

Per Share Data
Basic	$8.56	$9.69	$14.80	$16.26
Diluted	8.53	9.65	14.74	16.18
Dividends declared	1.47	1.25	2.94	2.45
Dividends paid	1.47	1.20	2.82	2.33

Average Shares Outstanding
Basic	276.8	295.1	278.4	296.3
Diluted	277.9	296.5	279.5	297.8

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three and Six Months Ended April 28, 2024 and April 30, 2023
(In millions of dollars) Unaudited
	Three Months Ended		Six Months Ended
	2024	2023	2024	2023

Net Income	$2,368	$2,859	$4,116	$4,815

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(87)	(247)	(108)	(258)
Cumulative translation adjustment	(217)	100	57	781
Unrealized gain (loss) on derivatives	8	(18)	(7)	(31)
Unrealized gain (loss) on debt securities	(12)	(1)	1	26
Other Comprehensive Income (Loss), Net of Income Taxes	(308)	(166)	(57)	518

Comprehensive Income of Consolidated Group	2,060	2,693	4,059	5,333
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3)	1	(4)	6
Comprehensive Income Attributable to Deere & Company	$2,063	$2,692	$4,063	$5,327

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars) Unaudited
	April 28	October 29	April 30
	2024	2023	2023
Assets
Cash and cash equivalents	$5,553	$7,458	$5,267
Marketable securities	1,094	946	856
Trade accounts and notes receivable – net	8,880	7,739	9,971
Financing receivables – net	45,278	43,673	38,954
Financing receivables securitized – net	7,262	7,335	5,659
Other receivables	2,535	2,623	2,593
Equipment on operating leases – net	6,965	6,917	6,524
Inventories	8,443	8,160	9,713
Property and equipment – net	7,034	6,879	6,288
Goodwill	3,936	3,900	3,963
Other intangible assets – net	1,064	1,133	1,222
Retirement benefits	3,056	3,007	3,519
Deferred income taxes	1,936	1,814	1,308
Other assets	2,592	2,503	2,510
Total Assets	$105,628	$104,087	$98,347

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$17,699	$17,939	$17,109
Short-term securitization borrowings	6,976	6,995	5,379
Accounts payable and accrued expenses	14,609	16,130	14,716
Deferred income taxes	491	520	511
Long-term borrowings	40,962	38,477	35,611
Retirement benefits and other liabilities	2,105	2,140	2,520
Total liabilities	82,842	82,201	75,846

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	98	97	102

Stockholders’ Equity
Common stock, $1 par value (issued shares at April 28, 2024 – 536,431,204)	5,391	5,303	5,227
Common stock in treasury	(33,764)	(31,335)	(26,630)
Retained earnings	54,228	50,931	46,336
Accumulated other comprehensive income (loss)	(3,171)	(3,114)	(2,538)
Total Deere & Company stockholders’ equity	22,684	21,785	22,395
Noncontrolling interests	4	4	4
Total stockholders’ equity	22,688	21,789	22,399
Total Liabilities and Stockholders’ Equity	$105,628	$104,087	$98,347

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Six Months Ended April 28, 2024 and April 30, 2023
(In millions of dollars) Unaudited
	2024	2023
Cash Flows from Operating Activities
Net income	$4,116	$4,815
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	131	(89)
Provision for depreciation and amortization	1,045	995
Other non-cash adjustments (Note 21)		173
Share-based compensation expense	104	54
Credit for deferred income taxes	(120)	(377)
Changes in assets and liabilities:
Receivables related to sales	(2,469)	(4,407)
Inventories	(409)	(982)
Accounts payable and accrued expenses	(1,300)	(313)
Accrued income taxes payable/receivable	(29)	(96)
Retirement benefits	(208)	(68)
Other	83	148
Net cash provided by (used for) operating activities	944	(147)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	13,703	12,593
Proceeds from maturities and sales of marketable securities	200	98
Proceeds from sales of equipment on operating leases	1,011	993
Cost of receivables acquired (excluding receivables related to sales)	(14,091)	(13,451)
Purchases of marketable securities	(432)	(188)
Purchases of property and equipment	(719)	(584)
Cost of equipment on operating leases acquired	(1,369)	(1,229)
Collateral on derivatives – net	96	367
Other	(69)	(93)
Net cash used for investing activities	(1,670)	(1,494)

Cash Flows from Financing Activities
Net proceeds in short-term borrowings (original maturities three months or less)	58	3,992
Proceeds from borrowings issued (original maturities greater than three months)	10,189	4,868
Payments of borrowings (original maturities greater than three months)	(8,139)	(3,567)
Repurchases of common stock	(2,422)	(2,546)
Dividends paid	(796)	(697)
Other	(52)	(33)
Net cash provided by (used for) financing activities	(1,162)	2,017

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(5)	70

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(1,893)	446
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,620	4,941
Cash, Cash Equivalents, and Restricted Cash at End of Period	$5,727	$5,387

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$5,553	$5,267
Restricted cash (Other assets)	174	120
Total Cash, Cash Equivalents, and Restricted Cash	$5,727	$5,387

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended April 28, 2024 and April 30, 2023
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest

Three Months Ended April 30, 2023
Balance January 29, 2023	$21,336	$5,191	$(25,333)	$43,846	$(2,372)	$4	$100
Net income (loss)	2,861			2,860		1	(2)
Other comprehensive income (loss)	(166)				(166)		2
Repurchases of common stock	(1,301)		(1,301)
Treasury shares reissued	4		4
Dividends declared	(370)			(369)		(1)
Share based awards and other	35	36		(1)			2
Balance April 30, 2023	$22,399	$5,227	$(26,630)	$46,336	$(2,538)	$4	$102

Six Months Ended April 30, 2023
Balance October 30, 2022	$20,265	$5,165	$(24,094)	$42,247	$(3,056)	$3	$92
Net income (loss)	4,820			4,819		1	(5)
Other comprehensive income	518				518		10
Repurchases of common stock	(2,558)		(2,558)
Treasury shares reissued	22		22
Dividends declared	(726)			(725)		(1)
Share based awards and other	58	62		(5)		1	5
Balance April 30, 2023	$22,399	$5,227	$(26,630)	$46,336	$(2,538)	$4	$102

Three Months Ended April 28, 2024
Balance January 28, 2024	$22,079	$5,335	$(32,663)	$52,266	$(2,863)	$4	$100
Net income (loss)	2,371			2,370		1	(3)
Other comprehensive loss	(308)				(308)		(1)
Repurchases of common stock	(1,105)		(1,105)
Treasury shares reissued	4		4
Dividends declared	(407)			(406)		(1)
Share based awards and other	54	56		(2)			2
Balance April 28, 2024	$22,688	$5,391	$(33,764)	$54,228	$(3,171)	$4	$98

Six Months Ended April 28, 2024
Balance October 29, 2023	$21,789	$5,303	$(31,335)	$50,931	$(3,114)	$4	$97
Net income (loss)	4,122			4,121		1	(6)
Other comprehensive income (loss)	(57)				(57)		1
Repurchases of common stock	(2,445)		(2,445)
Treasury shares reissued	16		16
Dividends declared	(819)			(818)		(1)
Share based awards and other	82	88		(6)			6
Balance April 28, 2024	$22,688	$5,391	$(33,764)	$54,228	$(3,171)	$4	$98

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

We use a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal year 2024 and 2023 were April 28, 2024 and April 30, 2023, respectively. Both second quarters contained 13 weeks, while both year-to-date periods contained 26 weeks. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years generally ending in October and the associated periods in those fiscal years.

All amounts are presented in millions of dollars, unless otherwise specified.

(2)  Summary of Significant Accounting Policies and New Accounting PROnouncements

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

New Accounting Pronouncements

We closely monitor all Accounting Standard Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) and other authoritative guidance.

Accounting Pronouncements Adopted

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

2022-04 — Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations
2022-02 — Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
2022-01 — Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method
2021-08 — Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

Accounting Pronouncements to be Adopted

In March 2024, the SEC adopted rules to enhance and standardize climate-related disclosures in annual reports and registration statements. The new rules will be effective for our annual reporting periods beginning in fiscal year 2026. In April 2024, the SEC stayed implementation of the climate-related disclosure requirements pending completion of legal challenges. We are monitoring these developments while assessing the effect of these rules on our related disclosures.

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
2022-03 — Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

(3)  Revenue Recognition

Our net sales and revenues by primary geographic market, major product line, and timing of revenue recognition follow:

	Three Months Ended April 28, 2024
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$3,881	$1,842	$2,500	$996	$9,219
Canada	600	167	242	175	1,184
Western Europe	659	688	470	40	1,857
Central Europe and CIS	275	80	91	8	454
Latin America	850	103	334	122	1,409
Asia, Africa, Oceania, and Middle East	414	373	271	54	1,112
Total	$6,679	$3,253	$3,908	$1,395	$15,235

Major product lines:
Production agriculture	$6,507				$6,507
Small agriculture		$2,098			2,098
Turf		1,017			1,017
Construction			$1,736		1,736
Compact construction			695		695
Roadbuilding			1,080		1,080
Forestry			271		271
Financial products	39	32	17	$1,395	1,483
Other	133	106	109		348
Total	$6,679	$3,253	$3,908	$1,395	$15,235

Revenue recognized:
At a point in time	$6,609	$3,213	$3,882	$35	$13,739
Over time	70	40	26	1,360	1,496
Total	$6,679	$3,253	$3,908	$1,395	$15,235

	Six Months Ended April 28, 2024
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$6,602	$3,187	$4,596	$1,965	$16,350
Canada	986	285	452	347	2,070
Western Europe	1,162	1,205	831	80	3,278
Central Europe and CIS	454	153	185	16	808
Latin America	1,669	201	590	252	2,712
Asia, Africa, Oceania, and Middle East	849	714	529	110	2,202
Total	$11,722	$5,745	$7,183	$2,770	$27,420

Major product lines:
Production agriculture	$11,298				$11,298
Small agriculture		$3,816			3,816
Turf		1,666			1,666
Construction			$3,220		3,220
Compact construction			1,321		1,321
Roadbuilding			1,843		1,843
Forestry			563		563
Financial products	99	58	35	$2,770	2,962
Other	325	205	201		731
Total	$11,722	$5,745	$7,183	$2,770	$27,420

Revenue recognized:
At a point in time	$11,564	$5,669	$7,126	$62	$24,421
Over time	158	76	57	2,708	2,999
Total	$11,722	$5,745	$7,183	$2,770	$27,420

	Three Months Ended April 30, 2023
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$4,058	$2,241	$2,561	$766	$9,626
Canada	546	189	302	153	1,190
Western Europe	758	888	492	31	2,169
Central Europe and CIS	393	212	90	8	703
Latin America	1,543	201	388	106	2,238
Asia, Africa, Oceania, and Middle East	614	469	335	43	1,461
Total	$7,912	$4,200	$4,168	$1,107	$17,387

Major product lines:
Production agriculture	$7,733				$7,733
Small agriculture		$2,952			2,952
Turf		1,099			1,099
Construction			$1,813		1,813
Compact construction			663		663
Roadbuilding			1,134		1,134
Forestry			429		429
Financial products	29	20	12	$1,107	1,168
Other	150	129	117		396
Total	$7,912	$4,200	$4,168	$1,107	$17,387

Revenue recognized:
At a point in time	$7,861	$4,171	$4,146	$27	$16,205
Over time	51	29	22	1,080	1,182
Total	$7,912	$4,200	$4,168	$1,107	$17,387

	Six Months Ended April 30, 2023
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$6,686	$3,906	$4,461	$1,479	$16,532
Canada	906	335	577	303	2,121
Western Europe	1,259	1,452	857	60	3,628
Central Europe and CIS	595	335	165	20	1,115
Latin America	2,780	357	727	201	4,065
Asia, Africa, Oceania, and Middle East	989	869	635	84	2,577
Total	$13,215	$7,254	$7,422	$2,147	$30,038

Major product lines:
Production agriculture	$12,845				$12,845
Small agriculture		$5,146			5,146
Turf		1,818			1,818
Construction			$3,295		3,295
Compact construction			1,136		1,136
Roadbuilding			1,952		1,952
Forestry			785		785
Financial products	60	38	25	$2,147	2,270
Other	310	252	229		791
Total	$13,215	$7,254	$7,422	$2,147	$30,038

Revenue recognized:
At a point in time	$13,109	$7,200	$7,375	$50	$27,734
Over time	106	54	47	2,097	2,304
Total	$13,215	$7,254	$7,422	$2,147	$30,038

We invoice in advance of recognizing the sale of certain products and the revenue for certain services. These relate to extended warranty premiums, advance payments for future equipment sales, and subscription and service revenue related to precision guidance, telematic services, and other information enabled solutions. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses.” The deferred revenue received, but not recognized in revenue, was $1,911, $1,697, and $1,622 at April 28, 2024, October 29, 2023, and April 30, 2023, respectively. The contract liability is reduced as the revenue is recognized. During the three months ended April 28, 2024 and April 30, 2023, $128 and $129, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year. During the six months ended April 28, 2024 and April 30, 2023, $358 and $343, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year was $1,633 at April 28, 2024. The estimated revenue to be recognized by fiscal year follows: remainder of 2024 – $297, 2025 – $438, 2026 – $352, 2027 – $224, 2028 – $137, 2029 – $97, and later years – $88. As permitted, we elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are for sales to dealers and retail customers for equipment, service parts, repair services, and certain telematics services.

(4)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) follow:

	April 28	October 29	April 30
	2024	2023	2023
Retirement benefits adjustment	$(953)	$(845)	$(647)
Cumulative translation adjustment	(2,094)	(2,151)	(1,813)
Unrealized gain (loss) on derivatives	(15)	(8)	(10)
Unrealized gain (loss) on debt securities	(109)	(110)	(68)
Total accumulated other comprehensive income (loss)	$(3,171)	$(3,114)	$(2,538)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 28, 2024	Amount	Credit	Amount
Cumulative translation adjustment	$(217)		$(217)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	26	$(5)	21
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(16)	3	(13)
Net unrealized gain (loss) on derivatives	10	(2)	8
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(13)	1	(12)
Net unrealized gain (loss) on debt securities	(13)	1	(12)
Retirement benefits adjustment:
Net actuarial gain (loss)	(109)	26	(83)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(16)	5	(11)
Prior service (credit) cost	9	(3)	6
Settlements	1		1
Net unrealized gain (loss) on retirement benefits adjustment	(115)	28	(87)
Total other comprehensive income (loss)	$(335)	$27	$(308)

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended April 28, 2024	Amount	Credit	Amount
Cumulative translation adjustment	$56	$1	$57
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	18	(3)	15
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(27)	5	(22)
Net unrealized gain (loss) on derivatives	(9)	2	(7)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(12)	7	(5)
Reclassification of realized (gain) loss – Other income	8	(2)	6
Net unrealized gain (loss) on debt securities	(4)	5	1
Retirement benefits adjustment:
Net actuarial gain (loss)	(126)	30	(96)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(36)	10	(26)
Prior service (credit) cost	18	(5)	13
Settlements	1		1
Net unrealized gain (loss) on retirement benefits adjustment	(143)	35	(108)
Total other comprehensive income (loss)	$(100)	$43	$(57)

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 30, 2023	Amount	Credit	Amount
Cumulative translation adjustment	$100		$100
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(4)	$1	(3)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(19)	4	(15)
Net unrealized gain (loss) on derivatives	(23)	5	(18)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(2)	1	(1)
Net unrealized gain (loss) on debt securities	(2)	1	(1)
Retirement benefits adjustment:
Net actuarial gain (loss)	(349)	83	(266)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(20)	5	(15)
Prior service (credit) cost	10	(2)	8
Settlements	36	(10)	26
Net unrealized gain (loss) on retirement benefits adjustment	(323)	76	(247)
Total other comprehensive income (loss)	$(248)	$82	$(166)

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended April 30, 2023	Amount	Credit	Amount
Cumulative translation adjustment	$771	$10	$781
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(5)	1	(4)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(34)	7	(27)
Net unrealized gain (loss) on derivatives	(39)	8	(31)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	33	(7)	26
Net unrealized gain (loss) on debt securities	33	(7)	26
Retirement benefits adjustment:
Net actuarial gain (loss)	(350)	83	(267)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(41)	10	(31)
Prior service (credit) cost	19	(5)	14
Settlements	36	(10)	26
Net unrealized gain (loss) on retirement benefits adjustment	(336)	78	(258)
Total other comprehensive income (loss)	$429	$89	$518

(5)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Six Months Ended
	April 28	April 30	April 28	April 30
	2024	2023	2024	2023
Net income attributable to Deere & Company	$2,370	$2,860	$4,121	$4,819
Average shares outstanding	276.8	295.1	278.4	296.3
Basic per share	$8.56	$9.69	$14.80	$16.26

Average shares outstanding	276.8	295.1	278.4	296.3
Effect of dilutive stock options and restricted stock awards	1.1	1.4	1.1	1.5
Total potential shares outstanding	277.9	296.5	279.5	297.8
Diluted per share	$8.53	$9.65	$14.74	$16.18

Shares excluded from EPS calculation, as antidilutive	.4	.2	.3	.1

(6)  Pension and Other Postretirement Benefits

We have several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans. These plans cover U.S. employees and certain foreign employees. The components of net periodic pension and OPEB (benefit) cost consisted of the following:

	Three Months Ended		Six Months Ended
	April 28	April 30	April 28	April 30
	2024	2023	2024	2023
Pensions:
Service cost	$57	$64	$115	$124
Interest cost	138	134	274	267
Expected return on plan assets	(241)	(220)	(482)	(432)
Amortization of actuarial gain	(5)	(6)	(9)	(11)
Amortization of prior service cost	10	10	20	20
Settlements	1	36	1	36
Net (benefit) cost	$(40)	$18	$(81)	$4

OPEB:
Service cost	$4	$6	$9	$13
Interest cost	44	45	87	88
Expected return on plan assets	(27)	(29)	(54)	(58)
Amortization of actuarial gain	(11)	(14)	(27)	(30)
Amortization of prior service credit	(1)		(2)	(1)
Net cost	$9	$8	$13	$12

The components of net periodic pension and OPEB (benefit) cost excluding the service cost component are included in the line item “Other operating expenses.”

During the first six months of 2024, we contributed and expect to contribute the following amounts to our pension and OPEB plans.

	Pensions	OPEB
Contributed	$46	$96
Expected contributions remainder of the year	39	44

(7)  Segment DATA

Information relating to operations by operating segment follows:

	Three Months Ended			Six Months Ended
	April 28	April 30%		April 28	April 30%
	2024	2023	Change	2024	2023	Change
Net sales and revenues:
Production & precision ag net sales	$6,581	$7,822	-16	$11,430	$13,021	-12
Small ag & turf net sales	3,185	4,145	-23	5,610	7,146	-21
Construction & forestry net sales	3,844	4,112	-7	7,057	7,314	-4
Financial services revenues	1,395	1,107	+26	2,770	2,147	+29
Other revenues	230	201	+14	553	410	+35
Total net sales and revenues	$15,235	$17,387	-12	$27,420	$30,038	-9
Operating profit:
Production & precision ag	$1,650	$2,170	-24	$2,695	$3,378	-20
Small ag & turf	571	849	-33	897	1,296	-31
Construction & forestry	668	838	-20	1,234	1,463	-16
Financial services	209	41	+410	466	279	+67
Total operating profit	3,098	3,898	-21	5,292	6,416	-18
Reconciling items	23	(47)		49	(69)
Income taxes	(751)	(991)	-24	(1,220)	(1,528)	-20
Net income attributable to Deere & Company	$2,370	$2,860	-17	$4,121	$4,819	-14

Intersegment sales and revenues:
Production & precision ag net sales	$7	$8	-13	$14	$12	+17
Small ag & turf net sales	1	4	-75	2	7	-71
Construction & forestry net sales
Financial services revenues	193	190	+2	370	395	-6

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

Identifiable operating assets were as follows:

	April 28	October 29	April 30
	2024	2023	2023
Production & precision ag	$9,026	$8,734	$9,504
Small ag & turf	4,421	4,348	4,743
Construction & forestry	7,337	7,139	7,299
Financial services	73,834	70,732	65,233
Corporate	11,010	13,134	11,568
Total assets	$105,628	$104,087	$98,347

(8)  Financing Receivables

We monitor the credit quality of financing receivables based on delinquency status, defined as follows:

●	Past due balances represent any payments 30 days or more past the due date.
●	Non-performing financing receivables represent receivables for which we have stopped accruing finance income. This generally occurs when receivables are 90 days delinquent.
●	Write-offs generally occur when receivables are 120 days delinquent. In these situations, the estimated uncollectible amount is written off to the allowance for credit losses. Any expected recovery is presented as non-performing.

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows:

	April 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$7,393	$11,869	$6,934	$3,987	$1,682	$696	$3,662	$36,223
30-59 days past due	32	99	55	35	15	6	27	269
60-89 days past due	7	44	23	11	6	3	12	106
90+ days past due		3	1	3	5			12
Non-performing	3	83	90	63	31	35	70	375
Construction and forestry
Current	1,619	2,415	1,514	744	207	79	107	6,685
30-59 days past due	25	61	38	20	7	3	5	159
60-89 days past due	7	34	14	10	3	2	2	72
90+ days past due		4	9	1		1		15
Non-performing	5	100	85	47	17	8	2	264
Total retail customer receivables	$9,091	$14,712	$8,763	$4,921	$1,973	$833	$3,887	$44,180

	October 29, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$15,191	$8,430	$5,120	$2,334	$853	$280	$4,526	$36,734
30-59 days past due	62	75	39	21	9	3	29	238
60-89 days past due	18	26	18	10	4	2	9	87
90+ days past due	2	1	3	3				9
Non-performing	30	78	62	33	22	22	8	255
Construction and forestry
Current	2,927	1,961	1,084	353	84	29	119	6,557
30-59 days past due	49	34	27	9	4		4	127
60-89 days past due	19	14	12	5	2		2	54
90+ days past due		6	1			1		8
Non-performing	42	80	55	23	9	4	1	214
Total retail customer receivables	$18,340	$10,705	$6,421	$2,791	$987	$341	$4,698	$44,283

	April 30, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$6,718	$10,947	$6,435	$3,155	$1,305	$619	$3,621	$32,800
30-59 days past due	10	55	55	31	18	9	16	194
60-89 days past due	2	15	24	19	4	2	8	74
90+ days past due		1	1					2
Non-performing	5	51	51	36	25	29	25	222
Construction and forestry
Current	1,442	2,434	1,490	557	169	56	106	6,254
30-59 days past due	7	35	29	25	21	10	4	131
60-89 days past due	1	8	16	12	14	12	2	65
90+ days past due		7	1	1	2			11
Non-performing	5	71	61	33	12	6	1	189
Total retail customer receivables	$8,190	$13,624	$8,163	$3,869	$1,570	$743	$3,783	$39,942

The credit quality analysis of wholesale receivables by year of origination was as follows:

	April 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$441	$322	$50	$2	$2	$2	$6,565	$7,384
30+ days past due
Non-performing						1		1
Construction and forestry
Current	49	15	4	19			1,118	1,205
30+ days past due
Non-performing
Total wholesale receivables	$490	$337	$54	$21	$2	$3	$7,683	$8,590

	October 29, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$631	$93	$21	$4	$1	$160	$5,175	$6,085
30+ days past due
Non-performing					1			1
Construction and forestry
Current	23	5	20			76	712	836
30+ days past due
Non-performing
Total wholesale receivables	$654	$98	$41	$4	2	$236	$5,887	$6,922

	April 30, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$265	$198	$36	$15	$2	$1	$3,653	$4,170
30+ days past due
Non-performing					1			1
Construction and forestry
Current	10	6	24	1		1	638	680
30+ days past due
Non-performing
Total wholesale receivables	$275	$204	$60	$16	$3	$2	$4,291	$4,851

An analysis of the allowance for credit losses and investment in financing receivables follows:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total

Three Months Ended April 28, 2024
Allowance:
Beginning of period balance	$177	$16	$2	$195
Provision	64	23		87
Write-offs	(36)	(23)		(59)
Recoveries	4	5		9
Translation adjustments	(2)			(2)
End of period balance	$207	$21	$2	$230

Six Months Ended April 28, 2024
Allowance:
Beginning of period balance	$172	$21	$4	$197
Provision	99	21		120
Write-offs	(68)	(34)		(102)
Recoveries	5	13		18
Translation adjustments	(1)		(2)	(3)
End of period balance	$207	$21	$2	$230

Financing receivables:
End of period balance	$40,293	$3,887	$8,590	$52,770

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total

Three Months Ended April 30, 2023
Allowance:
Beginning of period balance	$140	$16	$4	$160
Provision	30	8		38
Write-offs	(19)	(11)		(30)
Recoveries	6	6		12
End of period balance	$157	$19	$4	$180

Six Months Ended April 30, 2023
Allowance:
Beginning of period balance	$299	$22	$4	$325
Provision	45	4		49
Provision transferred to held for sale	(142)			(142)
Provision (credit) subtotal	(97)	4		(93)
Write-offs	(37)	(18)		(55)
Recoveries	10	11		21
Translation adjustments	(18)			(18)
End of period balance	$157	$19	$4	$180

Financing receivables:
End of period balance	$36,159	$3,783	$4,851	$44,793

The allowance for credit losses increased in the second quarter and first six months of 2024, primarily due to higher expected losses on the agricultural receivable portfolio as a result of elevated delinquencies and a decline in market conditions.

In the first quarter of 2023, we determined that the financial services business in Russia met the held for sale criteria. The financing receivables in Russia were reclassified to “Other assets.” The associated allowance for credit losses was reversed and a valuation allowance for the assets held for sale was recorded. These operations were sold in the second quarter of 2023 (see Note 20). Excluding the portfolio in Russia, the allowance for credit losses increased in the second quarter and the first six months of 2023 primarily due to higher portfolio balances and higher expected losses on turf and construction financing receivables.

Write-offs by year of origination were as follows:

	Six Months Ended April 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf	$1	$9	$10	$5	$6	$2	$30	$63
Construction and forestry		12	13	5	3	2	4	39
Total retail customer receivables	$1	$21	$23	$10	$9	$4	$34	$102

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

The ending amortized cost of modified loans with borrowers experiencing financial difficulty during the second quarter and the six months ended April 28, 2024 were $36 and $53, respectively, of which $48 were current, $3 were 30-59 days past due, and $2 were non-performing. These modifications represented 0.07 and 0.10 percent of our financing receivable portfolio for the same periods, respectively.

Defaults and subsequent write-offs of loans modified in the prior twelve months were not significant during the second quarter and the first six months of 2024. In addition, at April 28, 2024, commitments to provide additional financing to these customers were not significant.

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

The components of securitization programs were as follows:

	April 28	October 29	April 30
	2024	2023	2023
Financing receivables securitized (retail notes)	$7,289	$7,357	$5,674
Allowance for credit losses	(27)	(22)	(15)
Other assets (primarily restricted cash)	164	152	115
Total restricted securitized assets	$7,426	$7,487	$5,774

Short-term securitization borrowings	$6,976	$6,995	$5,379
Accrued interest on borrowings	12	13	8
Total liabilities related to restricted securitized assets	$6,988	$7,008	$5,387

(10)  Inventories

A majority of inventories owned by us are valued at cost on the “last-in, first-out” (LIFO) basis. If all inventories had been valued on a “first-in, first-out” (FIFO) basis, the estimated inventories by major classification would have been as follows:

	April 28	October 29	April 30
	2024	2023	2023
Raw materials and supplies	$3,851	$4,080	$4,647
Work-in-process	1,127	1,010	1,262
Finished goods and parts	5,979	5,435	6,435
Total FIFO value	10,957	10,525	12,344
Excess of FIFO over LIFO	2,514	2,365	2,631
Inventories	$8,443	$8,160	$9,713

(11)  Goodwill and Other Intangible Assets – Net

The changes in amounts of goodwill by operating segments were as follows. There were no accumulated goodwill impairment losses.

	Production &	Small Ag	Construction
	Precision Ag	& Turf	& Forestry	Total
Goodwill at October 30, 2022	$646	$318	$2,723	$3,687
Acquisition	41			41
Translation adjustments	18	8	209	235
Goodwill at April 30, 2023	$705	$326	$2,932	$3,963

Goodwill at October 29, 2023	$702	$363	$2,835	$3,900
Translation adjustments	1	1	34	36
Goodwill at April 28, 2024	$703	$364	$2,869	$3,936

The components of other intangible assets were as follows:

	April 28	October 29	April 30
	2024	2023	2023
Customer lists and relationships	$505	$501	$525
Technology, patents, trademarks, and other	1,404	1,387	1,397
Total at cost	1,909	1,888	1,922
Less accumulated amortization:
Customer lists and relationships	213	195	193
Technology, patents, trademarks, and other	632	560	507
Total accumulated amortization	845	755	700
Other intangible assets – net	$1,064	$1,133	$1,222

The amortization of other intangible assets in the second quarter and the first six months of 2024 was $41 and $83, and for the second quarter and the first six months of 2023 was $45 and $84, respectively. The estimated amortization expense for the next five years is as follows: remainder of 2024 – $89, 2025 – $144, 2026 – $120, 2027 – $119, 2028 – $86, and 2029 – $73.

(12)  Short-Term Borrowings

Short-term borrowings were as follows:

	April 28	October 29	April 30
	2024	2023	2023
Commercial paper	$7,675	$9,100	$9,184
Notes payable to banks	434	483	284
Finance lease obligations due within one year	30	25	23
Long-term borrowings due within one year	9,560	8,331	7,618
Short-term borrowings	$17,699	$17,939	$17,109

(13)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	April 28	October 29	April 30
	2024	2023	2023
Accounts payable:
Trade payables	$2,968	$3,467	$3,680
Dividends payable	409	388	371
Operating lease liabilities	270	281	294
Deposits withheld from dealers and merchants	159	163	157
Payables to unconsolidated affiliates	8	6	9
Other	184	153	131
Accrued expenses:
Employee benefits	1,550	2,152	1,475
Product warranties	1,566	1,610	1,562
Accrued taxes	1,453	1,558	1,691
Derivative liabilities	1,005	1,130	758
Dealer sales discounts	546	1,243	605
Extended warranty premium	1,110	1,021	949
Unearned revenue (contractual liability)	801	676	673
Unearned operating lease revenue	483	451	441
Accrued interest	513	434	354
Parts return liability	404	392	376
Other	1,180	1,005	1,190
Accounts payable and accrued expenses	$14,609	$16,130	$14,716

Amounts are presented net of eliminations, which primarily consist of dealer sales incentives with a right of set-off against trade receivables of $2,650 at April 28, 2024, $2,228 at October 29, 2023, and $1,979 at April 30, 2023. Other eliminations were made for accrued taxes and other accrued expenses.

(14)  Long-Term Borrowings

Long-term borrowings consisted of:

	April 28	October 29	April 30
	2024	2023	2023
Underwritten term debt
U.S. dollar notes and debentures:
2.75% notes due 2025		$700	$700
6.55% debentures due 2028	$200	200	200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
7.125% notes due 2031	300	300	300
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
Euro notes:
1.85% notes due 2028 (€600 principal)	644	634	662
2.20% notes due 2032 (€600 principal)	644	634	662
1.65% notes due 2039 (€650 principal)	697	687	717
Serial issuances
Medium-term notes	32,859	29,638	26,734
Other notes and finance lease obligations	1,708	1,769	1,707
Less debt issuance costs and debt discounts	(140)	(135)	(121)
Long-term borrowings	$40,962	$38,477	$35,611

Medium-term notes due through 2034 are primarily offered by prospectus and issued at fixed and variable rates. The principal balances of the medium-term notes were $34,002, $30,902, and $27,428, at April 28, 2024, October 29, 2023, and April 30, 2023, respectively. All outstanding notes and debentures are senior unsecured borrowings and rank equally with each other.

(15)  Leases - Lessor

We lease equipment manufactured or sold by us through John Deere Financial. Sales-type and direct financing leases are reported in “Financing receivables – net.” Operating leases are reported in “Equipment on operating leases – net.”

Lease revenues earned by us follow:

	Three Months Ended		Six Months Ended
	April 28	April 30	April 28	April 30
	2024	2023	2024	2023
Sales-type and direct finance lease revenues	$45	$37	$91	$79
Operating lease revenues	343	321	682	642
Variable lease revenues	4	5	9	11
Total lease revenues	$392	$363	$782	$732

(16)  Commitments and Contingencies

A standard warranty is provided as assurance that the equipment will function as intended. The standard warranty period varies by product and region. At the time a sale is recognized, we record an estimate of future warranty costs based on historical claims rate experience and estimated population under warranty.

The reconciliation of the changes in the warranty liability follows:

	Three Months Ended		Six Months Ended
	April 28	April 30	April 28	April 30
	2024	2023	2024	2023
Beginning of period balance	$1,589	$1,444	$1,610	$1,427
Warranty claims paid	(324)	(274)	(634)	(536)
New product warranty accruals	310	386	591	642
Foreign exchange	(9)	6	(1)	29
End of period balance	$1,566	$1,562	$1,566	$1,562

The costs for extended warranty programs are recognized as incurred.

In certain international markets, we provide guarantees to banks for the retail financing of John Deere equipment. At April 28, 2024, the notional value of these guarantees was $146. We may repossess the equipment collateralizing the receivables. At April 28, 2024, the accrued losses under these agreements were not material.

We also had other miscellaneous contingent liabilities and guarantees totaling approximately $140 at April 28, 2024. The accrued liability for these contingencies was $20 at April 28, 2024.

At April 28, 2024, we had commitments of approximately $560 for the construction and acquisition of property and equipment. Also, at April 28, 2024, we had restricted assets of $225, classified as “Other assets.”

We are subject to various unresolved legal actions. The accrued losses on these matters were not material at April 28, 2024. We believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our financial statements. The most prevalent legal claims relate to product liability (including asbestos-related liability), retail credit, employment, patent, trademark, and antitrust matters.

(17)  Fair Value Measurements

The fair values of financial instruments that do not approximate the carrying values were as follows. Long-term borrowings exclude finance lease liabilities.

	April 28, 2024		October 29, 2023		April 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net	$45,278	$44,741	$43,673	$42,777	$38,954	$38,337
Financing receivables securitized – net	7,262	7,063	7,335	7,056	5,659	5,494
Short-term securitization borrowings	6,976	6,935	6,995	6,921	5,379	5,271
Long-term borrowings due within one year	9,560	9,434	8,331	8,156	7,618	7,461
Long-term borrowings	40,882	40,059	38,428	36,873	35,571	34,802

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

	April 28	October 29	April 30
	2024	2023	2023
Level 1
Marketable securities:
International equity securities	$3	$3	$2
International mutual funds securities		101	11
U.S. equity fund	101	86	92
U.S. fixed income fund	24	32	97
U.S. government debt securities	263	78	64
Total Level 1 marketable securities	391	300	266

Level 2
Marketable securities:
Corporate debt securities	213	244	213
International debt securities	148	1	1
Mortgage-backed securities	152	185	168
Municipal debt securities	67	75	70
U.S. government debt securities	123	141	138
Total Level 2 marketable securities	703	646	590
Other assets - Derivatives	191	292	367
Accounts payable and accrued expenses - Derivatives	1,005	1,130	758

Level 3
Accounts payable and accrued expenses - Deferred consideration	164	186	214

The mortgage-backed securities are primarily issued by U.S. government-sponsored enterprises.

The contractual maturities of debt securities at April 28, 2024 follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$17	$17
Due after one through five years	293	254
Due after five through 10 years	421	386
Due after 10 years	192	157
Mortgage-backed securities	186	152
Debt securities	$1,109	$966

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

	April 28, 2024			October 29, 2023			April 30, 2023
		Fair Value			Fair Value			Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Cash flow hedges:
Interest rate contracts	$2,700	$34	$1	$1,500	$45		$2,250	$55	$6

Fair value hedges:
Interest rate contracts	13,664	8	884	12,691		$970	10,943	49	605

Not designated as hedging instruments:
Interest rate contracts	12,869	112	71	13,853	169	98	11,956	171	91
Foreign exchange contracts	7,582	36	38	8,117	75	54	9,163	91	42
Cross-currency interest rate contracts	211	1	11	176	3	8	163	1	14

The amounts recorded in the consolidated balance sheets related to borrowings designated in fair value hedging relationships were as follows. Fair value hedging adjustments are included in the carrying amount of the hedged item.

	Active Hedging Relationships		Discontinued Hedging Relationships
	Carrying Amount	Cumulative Fair Value	Carrying Amount of	Cumulative Fair Value
	of Hedged Item	Hedging Amount	Formerly Hedged Item	Hedging Amount
April 28, 2024
Short-term borrowings	$286	$(7)	$2,565	$16
Long-term borrowings	12,434	(879)	7,616	(264)

October 29, 2023
Short-term borrowings			$1,814	$15
Long-term borrowings	$11,660	$(976)	7,144	(288)

April 30, 2023
Short-term borrowings			$1,213	$14
Long-term borrowings	$10,334	$(562)	5,657	(132)

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	Three Months Ended		Six Months Ended
	April 28	April 30	April 28	April 30
	2024	2023	2024	2023
Fair Value Hedges
Interest rate contracts - Interest expense	$(448)	$(10)	$(104)	$229

Cash Flow Hedges
Recognized in OCI:
Interest rate contracts - OCI (pretax)	$26	$(4)	$18	$(5)
Reclassified from OCI:
Interest rate contracts - Interest expense	16	19	27	34

Not Designated as Hedges
Interest rate contracts - Net sales		$1		$(6)
Interest rate contracts - Interest expense	$7	5	$(2)	(3)
Foreign exchange contracts - Net sales	(2)	(2)	3	(1)
Foreign exchange contracts - Cost of sales	9	59	(21)	64
Foreign exchange contracts - Other operating expenses	46	127	(135)	(15)
Total not designated	$60	$190	$(155)	$39

Certain of our derivative agreements contain credit support provisions that may require us to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at April 28, 2024, October 29, 2023, and April 30, 2023, was $967, $1,076, and $716, respectively. In accordance with the limits established in these agreements, we posted $562, $659, and $308 of cash collateral at April 28, 2024, October 29, 2023, and April 30, 2023, respectively. In addition, we paid $8 of collateral that was outstanding at April 28, 2024, October 29, 2023, and April 30, 2023 to participate in an international futures market to hedge currency exposure, not included in the table below.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and collateral follows:

	Gross Amounts	Netting
	Recognized	Arrangements	Collateral	Net Amount
April 28, 2024
Assets	$191	$(93)		$98
Liabilities	1,005	(93)	$(562)	350

October 29, 2023
Assets	$292	$(152)		$140
Liabilities	1,130	(152)	$(659)	319

April 30, 2023
Assets	$367	$(168)	$(29)	$170
Liabilities	758	(168)	(308)	282

(19)  Share-Based Awards

We are authorized to grant shares for stock options and restricted stock units. The outstanding shares authorized were 15.0 million at April 28, 2024. In December 2023, we granted stock options to employees for the purchase of 216 thousand shares of common stock at an exercise price of $377.01 per share and a binomial lattice model fair value of $98.04 per share at the grant date. At April 28, 2024, options for 1.8 million shares were outstanding with a weighted-average exercise price of $220.99 per share.

During the six months ended April 28, 2024, the restricted stock units (RSUs) granted in thousands of shares and the weighted-average grant date fair values, using the closing price of our common stock on the grant date, in dollars follow:

		Grant Date
	Shares	Fair Value
Service-based	367	$376.98
Performance/service-based	52	360.53
Market/service-based	52	370.87

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

(20)  Disposition

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

(21)  Special Item

In the second quarter of 2023, we corrected the accounting treatment for financing incentives offered to John Deere dealers, which impacted the timing of expense recognition and the presentation of incentive costs in the consolidated financial statements. The cumulative effect of this correction, $173 pretax ($135 after-tax), was recorded in the second quarter of 2023 in “Selling, administrative and general expenses” by financial services. Prior period results were not restated, as the adjustment was considered immaterial to our financial statements.

(22)  Subsequent Events

In May 2024, we entered into a retail note securitization transaction, resulting in $319 of secured borrowings.

On May 29, 2024, a quarterly dividend of $1.47 per share was declared at the Board of Directors meeting, payable on August 8, 2024, to stockholders of record on June 28, 2024.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Trends and Economic Conditions

Industry Sales Outlook for Fiscal Year 2024

Agriculture and Turf

Construction and Forestry

Company Trends

Customers seek to improve profitability, productivity, and sustainability through technology. Integration of technology into equipment is a persistent market trend. Our Smart Industrial Operating Model and Leap Ambitions are intended to capitalize on this market trend. These technologies are incorporated into products within each of our operating segments. We expect this trend to persist for the foreseeable future. Our progress is demonstrated, in part, by the growing use of the John Deere Operations Center (our digital operations management system) engaging more agricultural acres globally. Engaged acres give us a foundational understanding of customer utilization of John Deere technology. The investments in these technologies and establishing a Solutions as a Service business model may increase our operating costs and decrease operating margins during the transition period.

Company Outlook for 2024

Production volumes are expected to continue to decline during the remainder of 2024 due to demand shifts amid challenges in the global agricultural and turf sectors coupled with proactive production and inventory management while the construction industry remains relatively stable.

Agriculture and Turf Outlook for 2024

●	We expect large and small agricultural equipment sales to be down from 2023 levels in North America, Europe, and South America.
●	Agricultural fundamentals across all our major markets are expected to moderate in 2024 due to rising global stocks, lower commodity prices, elevated interest rates, and weather volatility. In the U.S. and Canada, this is partially offset by resilient farm balance sheets.
●	The U.S. equipment fleet age is elevated for both tractors and combines. However, increases in used inventory levels are impacting purchasing decisions.
●	In Europe, the dairy and livestock sector is expected to improve due to stronger pricing amid lower feed costs while spring weather conditions have caused uncertainty about winter seeded crop yields. In addition, persistent, elevated input costs have decreased demand in Europe.
●	Demand in Brazil is expected to be down due to strong global yields driving down commodity prices, adverse weather conditions, and high interest rates.
●	Industry sales in Asia are forecasted to be down moderately due to commodity price changes, inventory reductions, and weather impacts.
●	Due to macro-economic trends in U.S. consumer markets including lower levels of home sales, persistently higher interest rates, and inventory reductions, sales of compact utility tractors and riding lawn equipment continue to be lower.

Construction and Forestry Outlook for 2024

●	Construction equipment industry sales are forecasted to be flat to down from 2023 levels.
●	Benefits from increasing U.S. infrastructure spending, elevated manufacturing investment levels, and improving single family housing starts are expected to partially offset declines in commercial real estate construction and softening rental demand.
●	Roadbuilding demand remains strong in the U.S., largely offset by softening demand in Europe.

Financial Services Outlook for 2024

Net Income	Up moderately
+ Higher average portfolio	Favorable
+ Nonrecurring prior period special item	Favorable
(-) Provision for credit losses	Unfavorable
(-) Financing spreads	Unfavorable

Additional Trends

Agricultural Market Business Cycle. The agricultural market is affected by various factors including commodity prices, acreage planted, crop yields, and government policies. These factors affect farmers’ income and may result in lower demand for equipment. We may experience any of the following effects during unfavorable market conditions: lower net sales, higher sales discounts, higher receivable write-offs, and losses on equipment on operating leases. A potential benefit is that customers may invest in integrated technology solutions and precision agriculture to lower input costs and improve margins.

Interest Rates. Central bank policy interest rates increased in 2023 and have remained elevated. Increased rates impacted us in several ways, primarily affecting the financing spreads for the financial services operations and demand for our products.

The market for our products is negatively impacted by higher interest rates. We expect higher borrowing costs for our customers to affect product sales in 2024.

Most retail customer receivables are fixed rate. Wholesale financing receivables generally are variable rate. Both types of receivables are financed with fixed and floating rate borrowings. We manage our exposure to interest rate fluctuations by matching our receivables with our funding sources. We also enter into interest rate swap agreements to match our interest rate exposure.

Rising interest rates have historically impacted our borrowings sooner than the benefit is realized from receivable and lease portfolios. As a result, our financial services operations experienced $35 (after-tax) less favorable financing spreads in 2024 compared to 2023. We expect to continue experiencing spread compression in 2024, but at a moderating pace relative to spread compression experienced in 2023.

Higher interest rates are driven by factors outside of our control, and as a result we cannot reasonably foresee when this condition will subside.

Other Items of Concern and Uncertainties – Other items that could impact our results are:

●	global and regional political conditions, including the ongoing war between Russia and Ukraine and the conflict in the Middle East,
●	economic, tax, and trade policies,
●	new or retaliatory tariffs,
●	capital market disruptions,
●	foreign currency and capital control policies,
●	regulations and legislation regarding right to repair or right to modify,
●	weather conditions,
●	marketplace adoption and monetization of technologies we have invested in,
●	our ability to strengthen our digital capabilities, automation, autonomy, and alternative power technologies,
●	changes in demand and pricing for new and used equipment,
●	delays or disruptions in our supply chain,
●	significant fluctuations in foreign currency exchange rates,
●	volatility in the prices of many commodities, and
●	slower economic growth or recession.

Consolidated Results – 2024 Compared with 2023

	Three Months Ended			Six Months Ended
Deere & Company	April 28	April 30%		April 28	April 30%
(In millions of dollars, except per share amounts)	2024	2023	Change	2024	2023	Change
Net sales and revenues	$15,235	$17,387	-12	$27,420	$30,038	-9
Net income attributable to Deere & Company	2,370	2,860	-17	4,121	4,819	-14
Diluted earnings per share	8.53	9.65		14.74	16.18

Net sales and revenues decreased for both the quarter and year-to-date periods primarily due to lower sales volumes. Net income and diluted EPS decreased driven by lower sales. The discussion of net sales and operating profit is included in the Business Segment Results below.

An explanation of the cost of sales to net sales ratio and other significant statement of consolidated income changes follow:

	Three Months Ended			Six Months Ended
	April 28	April 30%		April 28	April 30%
Deere & Company	2024	2023	Change	2024	2023	Change
Cost of sales to net sales	67.3%	66.7%		67.9%	67.9%
(+) Price realization		Favorable			Favorable
(+) Inbound freight		Favorable			Favorable
(–) Overhead spending		Unfavorable			Unfavorable

Other income	$238	$229	+4	$577	$484	+19
Higher for the first six months due to investment income earned on international mutual funds securities.

Research and development expenses	565	547	+3	1,098	1,043	+5
Higher due to continued focus on developing and incorporating technology solutions.

Selling, administrative and general expenses	1,265	1,330	-5	2,330	2,283	+2

Lower in the second quarter as the prior period was impacted by the cumulative correction of the accounting treatment for financing incentives offered to John Deere dealers of $173 pretax ($135 after-tax). Excluding the impact of this item, selling, administrative and general expenses have increased for both periods mostly due to a higher provision for credit losses and higher employee pay driven by inflationary conditions and profit sharing incentives.

Interest expense	836	569	+47	1,638	1,049	+56
Increased for both periods primarily due to higher average borrowing rates and higher average borrowings.

Other operating expenses	295	363	-19	664	660	+1
Lower in the second quarter due to higher pension benefits (see Note 6) and lower foreign exchange losses.

Provision for income taxes	751	991	-24	1,220	1,528	-20
Decreased for both periods as a result of lower pretax income.

Business Segment Results – 2024 Compared with 2023

	Three Months Ended			Six Months Ended
	April 28	April 30%		April 28	April 30%
Production and Precision Agriculture	2024	2023	Change	2024	2023	Change
Net sales	$6,581	$7,822	-16	$11,430	$13,021	-12
Operating profit	1,650	2,170	-24	2,695	3,378	-20
Operating margin	25.1%	27.7%		23.6%	25.9%
Price realization			+2			+3
Currency translation impact on Net sales

Production and precision agriculture sales decreased for the quarter as a result of lower shipment volumes (primarily in Brazil, the U.S., and Europe), driven by softened demand. This was partially offset by price realization in the U.S. and Canada. Operating profit decreased primarily due to lower shipment volumes and higher production costs, partially offset by price realization.

Production & Precision Agriculture Operating Profit

Second Quarter 2024 Compared to Second Quarter 2023

Sales for the first six months decreased as a result of lower shipment volumes (primarily in Brazil, the U.S., and Europe), partially offset by price realization in the U.S. and Canada. Operating profit for the first six months decreased due to lower sales volume, higher selling, administrative, and general expenses and research and development expenses, partially offset by price realization.

Production & Precision Agriculture Operating Profit

First Six Months 2024 Compared to First Six Months 2023

	Three Months Ended			Six Months Ended
	April 28	April 30%		April 28	April 30%
Small Agriculture and Turf	2024	2023	Change	2024	2023	Change
Net sales	$3,185	$4,145	-23	$5,610	$7,146	-21
Operating profit	571	849	-33	897	1,296	-31
Operating margin	17.9%	20.5%		16.0%	18.1%
Price realization			+2			+2
Currency translation impact on Net sales

Small agriculture and turf sales decreased for the quarter due to lower shipment volumes (primarily in the U.S., Europe, and Mexico), partially offset by price realization in the U.S. Operating profit decreased due to lower shipment volumes, partially offset by price realization.

Small Agriculture & Turf Operating Profit

Second Quarter 2024 Compared to Second Quarter 2023

Sales for the first six months decreased as a result of lower shipment volumes (primarily in the U.S., Europe, and Mexico), partially offset by price realization. Operating profit for the first six months decreased primarily as a result of lower sales volumes, higher selling, administrative, and general expenses and research and development expenses, and higher warranty expenses. These items were partially offset by price realization, favorable mix, and lower production costs.

Small Agriculture & Turf Operating Profit

First Six Months 2024 Compared to First Six Months 2023

	Three Months Ended			Six Months Ended
	April 28	April 30%		April 28	April 30%
Construction and Forestry	2024	2023	Change	2024	2023	Change
Net sales	$3,844	$4,112	-7	$7,057	$7,314	-4
Operating profit	668	838	-20	1,234	1,463	-16
Operating margin	17.4%	20.4%		17.5%	20.0%
Price realization						+1
Currency translation impact on Net sales

Construction and forestry sales decreased for the quarter due to lower worldwide shipment volumes. Operating profit decreased due to lower sales volumes and increased selling, administrative, and general expenses and research and development expenses.

Construction & Forestry Operating Profit

Second Quarter 2024 Compared to Second Quarter 2023

The segment’s six-month sales decreased due to lower shipment volumes in all major regions outside the U.S., partially offset by price realization and the favorable impact of currency translation. The first six-month’s operating profit decreased due to lower sales volumes, higher selling, administrative, and general expenses and research and development expenses, increased production costs, and the unfavorable impact of currency translation. These factors were partially offset by price realization.

Construction & Forestry Operating Profit

First Six Months 2024 Compared to First Six Months 2023

	Three Months Ended			Six Months Ended
	April 28	April 30%		April 28	April 30%
Financial Services	2024	2023	Change	2024	2023	Change
Revenue (including intercompany)	$1,588	$1,297	+22	$3,140	$2,542	+24
Interest expense	780	540	+44	1,542	983	+57
Net income	162	28	+479	370	212	+75

The average balance of receivables and leases financed was 16 percent higher in the second quarter of 2024 and 18 percent higher in the first six months of 2024 compared with the same periods last year. Revenue also increased due to higher average financing rates in both periods. Interest expense increased compared to both prior periods as a result of higher average borrowings and higher average borrowing rates. Financial services net income in both periods increased due to income earned on higher average portfolio balances, partially offset by a higher provision for credit losses and less favorable financing spreads. The results of both periods were also affected by a correction of the accounting treatment for financing incentives offered to John Deere dealers. The cumulative effect of this correction, $173 pretax ($135 after-tax), was recorded in the second quarter of 2023.

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

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.

Key metrics are provided in the following table:

	April 28	October 29	April 30
	2024	2023	2023
Cash, cash equivalents, and marketable securities	$6,647	$8,404	$6,123

Trade accounts and notes receivable – net	8,880	7,739	9,971
Ratio to prior 12 month’s net sales	17%	14%	18%

Inventories	8,443	8,160	9,713
Ratio to prior 12 month’s cost of sales	24%	22%	25%

Unused credit lines	2,787	841	785

Financial Services:
Ratio of interest-bearing debt to stockholder’s equity	8.7 to 1	8.4 to 1	8.0 to 1

In the first half of 2024, we invested $177 in U.S. dollar denominated bonds issued by the central bank of Argentina. The bonds are recorded in “Marketable securities,” classified as “International debt securities.” These bonds can be held until maturity or sold in a secondary market outside of Argentina to settle intercompany debt (see Note 17).

The increase in unused credit lines in 2024 compared to both prior periods relates to a decrease in commercial paper outstanding.

We are forecasting lower operating cash flows in 2024 compared to 2023 driven by a decrease in net income adjusted for non-cash provisions and a reduction in accrued expenses.

There have been no material changes to the contractual obligations and other cash requirements identified in our most recently filed Annual Report on Form 10-K.

Cash Flows

	Six Months Ended
	April 28, 2024	April 30, 2023
Net cash provided by (used for) operating activities	$944	$(147)
Net cash used for investing activities	(1,670)	(1,494)
Net cash provided by (used for) financing activities	(1,162)	2,017
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5)	70
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(1,893)	$446

Cash inflows from consolidated operating activities in the first six months of 2024 were $944. This resulted mainly from net income adjusted for non-cash provisions, partially offset by a working capital change. Included in the working capital change was a cash outflow of $1,300 from accounts payable and accrued expenses due to a higher profit sharing payout in the first quarter of 2024 based on strong fiscal year 2023 results, lower accrued expenses related to dealer sales discounts, and less trade payables consistent with our forecasted decrease in production. Cash outflows from investing activities were $1,670 in the first six months of this year. The primary drivers were purchases of property and equipment and growth in the retail customer receivable portfolio and equipment on operating leases. Cash outflows from financing activities were $1,162 in the first six months of 2024, as cash returned to shareholders was partially offset by higher external borrowings. Cash returned to shareholders was $3,218 in the first six months of 2024. Cash, cash equivalents, and restricted cash decreased $1,893 during the first six months of 2024.

Key Metrics and Balance Sheet Changes

Trade Accounts and Notes Receivable. Trade accounts and notes receivable arise from sales of goods to customers. Trade receivables increased $1,141 during the first six months of 2024, primarily due to a seasonal increase. These receivables decreased $1,091, compared to a year ago, due to lower sales volumes. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2 percent at April 28, 2024, 1 percent at October 29, 2023, and 1 percent at April 30, 2023.

Financing Receivables and Equipment on Operating Leases. Financing receivables and equipment on operating leases consist of retail notes originated in connection with financing of new and used equipment, operating leases, revolving charge accounts, sales-type and direct financing leases, and wholesale notes. Financing receivables and equipment on operating leases increased $1,580 during the first six months of 2024 and increased $8,368 in the past 12 months due to higher dealer inventory levels and elevated sales of new and used retail inventory. Total acquisition volumes of financing receivables and equipment on operating leases were 16 percent higher in the first six months of 2024, compared with the same period last year, as volumes of wholesale notes, retail notes, financing leases, and operating leases were higher, while revolving charge accounts were flat compared to April 30, 2023.

Inventories. Inventories increased by $283 during the first six months of 2024, primarily due to a seasonal increase. Inventories decreased by $1,270 compared to a year ago due to lower forecasted shipment volumes. A majority of these inventories are valued on the last-in, first out (LIFO) method.

Property and Equipment. Property and equipment cash expenditures in the first six months of 2024 were $719 compared with $584 in the same period last year. Capital expenditures in 2024 are estimated to be approximately $1,900.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $1,521 in the first six months of 2024, primarily due to a decrease in accrued expenses associated with dealer sales discounts and employee benefits, and decreased accounts payable associated with trade payables. Accounts payable and accrued expenses decreased $107 compared to a year ago due to a decrease in accounts payable associated with trade payables, partially offset by an increase in accrued expenses associated with derivative liabilities, extended warranty liabilities, and accrued interest.

Borrowings. Total external borrowings increased by $2,226 in the first six months of 2024 and increased $7,538 compared to a year ago, generally corresponding with the level of the receivable and lease portfolios, as well as other working capital requirements.

John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 9). The facility was renewed in November 2023 with an expiration in November 2024 and with an increase in the total capacity or “financing limit” from $1,500 to $2,000. At April 28, 2024, $1,434 of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.

In the first six months of 2024, the financial services operations issued $1,880 and retired $1,900 of retail note securitization borrowings, which are presented in “Net proceeds in short-term borrowings (original maturities three months or less).”

Lines of Credit. We also have access to bank lines of credit with various banks throughout the world. Worldwide lines of credit totaled $10,934 at April 28, 2024, $2,787 of which were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings were considered to constitute utilization. Included in the total credit lines at April 28, 2024 was a 364-day credit facility agreement of $5,000 expiring in the second quarter of 2025. In addition, total credit lines included long-term credit facility agreements of $2,750 expiring in the second quarter of 2028 and $2,750 expiring in the second quarter of 2029. These credit agreements require Capital Corporation and other parts of our business to maintain certain performance metrics and liquidity targets. All requirements in the credit agreements have been met during the periods included in the financial statements.

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

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	changes in and compliance with U.S., foreign, and international laws, regulations, and policies relating to trade, economic sanctions, data privacy, spending, taxing, banking, monetary, environmental (including climate change and engine emissions), and farming policies;
●	political, economic, and social instability of the geographies in which we operate, including the ongoing war between Russia and Ukraine and the conflict in the Middle East;
●	adverse macroeconomic conditions, including unemployment, inflation, rising interest rates, changes in consumer practices due to slower economic growth, and regional or global liquidity constraints;
●	worldwide demand for food and different forms of renewable energy;
●	the ability to execute business strategies, including our Smart Industrial Operating Model, Leap Ambitions, and mergers and acquisitions;
●	the ability to understand and meet customers’ changing expectations and demand for John Deere products and solutions;
●	accurately forecasting customer demand for products and services and adequately managing inventory;
●	the ability to integrate new technology, including automation and machine learning, and deliver precision technology and solutions to customers;

●	changes to governmental communications channels (radio frequency technology);
●	the ability to adapt in highly competitive markets;
●	dealer practices and their ability to manage distribution of John Deere products and support and service precision technology solutions;
●	changes in climate patterns, unfavorable weather events, and natural disasters;
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy;
●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for John Deere products and solutions;
●	availability and price of raw materials, components, and whole goods;
●	delays or disruptions in our supply chain;
●	the failure of our equipment to perform as expected, which could result in warranty claims, post-sales repairs or recalls, product liability litigation, and regulatory investigations;
●	the ability to attract, develop, engage, and retain qualified personnel;
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to John Deere information technology infrastructure and products;
●	loss of or challenges to intellectual property rights;
●	legislation introduced or enacted that could affect our business model and intellectual property, such as right to repair or right to modify legislation;
●	investigations, claims, lawsuits, or other legal proceedings;
●	events that damage our reputation or brand;
●	the agricultural business cycle, which can be unpredictable and is affected by factors such as world grain stocks, available farm acres, acreage planted, soil conditions, harvest yields, prices for commodities and livestock, input costs, and availability of transport for crops; and
●	housing starts and supply, real estate and housing prices, levels of public and non-residential construction, and infrastructure investment.

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

Equipment operations and financial services participate in different industries. Equipment operations primarily generate earnings and cash flows by manufacturing and selling equipment, service parts, and technology solutions to dealers and retail customers. Financial services finances sales and leases by dealers of new and used equipment that is largely manufactured by equipment operations. Those earnings and cash flows generally are the difference between the finance income received from customer payments less interest expense, and depreciation on equipment subject to an operating lease. The two businesses are capitalized differently and have separate performance metrics. The supplemental consolidating data is also used by management due to these differences.

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENTS OF INCOME
For the Three Months Ended April 28, 2024 and April 30, 2023
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2024	2023	2024	2023	2024	2023	2024	2023
Net Sales and Revenues
Net sales	$13,610	$16,079					$13,610	$16,079
Finance and interest income	129	121	$1,496	$1,206	$(238)	$(248)	1,387	1,079	[1]
Other income	198	185	92	91	(52)	(47)	238	229	[2,3]
Total	13,937	16,385	1,588	1,297	(290)	(295)	15,235	17,387

Costs and Expenses
Cost of sales	9,164	10,737			(7)	(7)	9,157	10,730	[4]
Research and development expenses	565	547					565	547
Selling, administrative and general expenses	1,007	935	260	397	(2)	(2)	1,265	1,330	[4]
Interest expense	114	103	780	540	(58)	(74)	836	569	[1]
Interest compensation to Financial Services	180	174			(180)	(174)			[1]
Other operating expenses	1	85	337	316	(43)	(38)	295	363	[3,5]
Total	11,031	12,581	1,377	1,253	(290)	(295)	12,118	13,539

Income before Income Taxes	2,906	3,804	211	44			3,117	3,848
Provision for income taxes	700	974	51	17			751	991

Income after Income Taxes	2,206	2,830	160	27			2,366	2,857
Equity in income of unconsolidated affiliates		1	2	1			2	2

Net Income	2,206	2,831	162	28			2,368	2,859
Less: Net loss attributable to noncontrolling interests	(2)	(1)					(2)	(1)
Net Income Attributable to Deere & Company	$2,208	$2,832	$162	$28			$2,370	$2,860

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF INCOME
For the Six Months Ended April 28, 2024 and April 30, 2023
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2024	2023	2024	2023	2024	2023	2024	2023
Net Sales and Revenues
Net sales	$24,097	$27,481					$24,097	$27,481
Finance and interest income	285	234	$2,929	$2,274	$(468)	$(435)	2,746	2,073	[1]
Other income	487	417	211	268	(121)	(201)	577	484	[2,3]
Total	24,869	28,132	3,140	2,542	(589)	(636)	27,420	30,038

Costs and Expenses
Cost of sales	16,371	18,675			(14)	(12)	16,357	18,663	[4]
Research and development expenses	1,098	1,043					1,098	1,043
Selling, administrative and general expenses	1,882	1,719	453	569	(5)	(5)	2,330	2,283	[4]
Interest expense	223	204	1,542	983	(127)	(138)	1,638	1,049	[1]
Interest compensation to Financial Services	341	297			(341)	(297)			[1]
Other operating expenses	91	137	675	707	(102)	(184)	664	660	[3,5]
Total	20,006	22,075	2,670	2,259	(589)	(636)	22,087	23,698

Income before Income Taxes	4,863	6,057	470	283			5,333	6,340
Provision for income taxes	1,117	1,455	103	73			1,220	1,528

Income after Income Taxes	3,746	4,602	367	210			4,113	4,812
Equity in income of unconsolidated affiliates		1	3	2			3	3

Net Income	3,746	4,603	370	212			4,116	4,815
Less: Net loss attributable to noncontrolling interests	(5)	(4)					(5)	(4)
Net Income Attributable to Deere & Company	$3,751	$4,607	$370	$212			$4,121	$4,819

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEETS
Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	Apr 28	Oct 29	Apr 30	Apr 28	Oct 29	Apr 30	Apr 28	Oct 29	Apr 30	Apr 28	Oct 29	Apr 30
	2024	2023	2023	2024	2023	2023	2024	2023	2023	2024	2023	2023
Assets
Cash and cash equivalents	$3,800	$5,720	$3,587	$1,753	$1,738	$1,680				$5,553	$7,458	$5,267
Marketable securities	148	104	14	946	842	842				1,094	946	856
Receivables from Financial Services	4,480	4,516	5,899				$(4,480)	$(4,516)	$(5,899)				[6]
Trade accounts and notes receivable – net	1,320	1,320	1,562	10,263	8,687	10,422	(2,703)	(2,268)	(2,013)	8,880	7,739	9,971	[7]
Financing receivables – net	80	64	54	45,198	43,609	38,900				45,278	43,673	38,954
Financing receivables securitized – net			1	7,262	7,335	5,658				7,262	7,335	5,659
Other receivables	1,822	1,813	2,201	760	869	481	(47)	(59)	(89)	2,535	2,623	2,593	[7]
Equipment on operating leases – net				6,965	6,917	6,524				6,965	6,917	6,524
Inventories	8,443	8,160	9,713							8,443	8,160	9,713
Property and equipment – net	6,999	6,843	6,254	35	36	34				7,034	6,879	6,288
Goodwill	3,936	3,900	3,963							3,936	3,900	3,963
Other intangible assets – net	1,064	1,133	1,222							1,064	1,133	1,222
Retirement benefits	2,980	2,936	3,450	77	72	69	(1)	(1)		3,056	3,007	3,519	[8]
Deferred income taxes	2,210	2,133	1,355	71	68	59	(345)	(387)	(106)	1,936	1,814	1,308	[9]
Other assets	2,105	1,948	1,961	504	559	564	(17)	(4)	(15)	2,592	2,503	2,510
Total Assets	$39,387	$40,590	$41,236	$73,834	$70,732	$65,233	$(7,593)	$(7,235)	$(8,122)	$105,628	$104,087	$98,347

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$1,055	$1,230	$1,755	$16,644	$16,709	$15,354				$17,699	$17,939	$17,109
Short-term securitization borrowings				6,976	6,995	5,379				6,976	6,995	5,379
Payables to Equipment Operations				4,480	4,516	5,899	$(4,480)	$(4,516)	$(5,899)				[6]
Accounts payable and accrued expenses	13,771	14,862	13,759	3,605	3,599	3,074	(2,767)	(2,331)	(2,117)	14,609	16,130	14,716	[7]
Deferred income taxes	421	452	402	415	455	215	(345)	(387)	(106)	491	520	511	[9]
Long-term borrowings	6,575	7,210	7,310	34,387	31,267	28,301				40,962	38,477	35,611
Retirement benefits and other liabilities	1,995	2,032	2,410	111	109	110	(1)	(1)		2,105	2,140	2,520	[8]
Total liabilities	23,817	25,786	25,636	66,618	63,650	58,332	(7,593)	(7,235)	(8,122)	82,842	82,201	75,846

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	98	97	102							98	97	102

Stockholders’ Equity
Total Deere & Company stockholders’ equity	22,684	21,785	22,395	7,216	7,082	6,901	(7,216)	(7,082)	(6,901)	22,684	21,785	22,395	[10]
Noncontrolling interests	4	4	4							4	4	4
Financial Services’ equity	(7,216)	(7,082)	(6,901)				7,216	7,082	6,901				[10]
Adjusted total stockholders’ equity	15,472	14,707	15,498	7,216	7,082	6,901				22,688	21,789	22,399
Total Liabilities and Stockholders’ Equity	$39,387	$40,590	$41,236	$73,834	$70,732	$65,233	$(7,593)	$(7,235)	$(8,122)	$105,628	$104,087	$98,347

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF CASH FLOWS
For the Six Months Ended April 28, 2024 and April 30, 2023
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2024	2023	2024	2023	2024	2023	2024	2023
Cash Flows from Operating Activities
Net income	$3,746	$4,603	$370	$212			$4,116	$4,815
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	10	4	121	(93)			131	(89)
Provision for depreciation and amortization	608	565	509	500	$(72)	$(70)	1,045	995	[11]
Other non-cash adjustments (Note 21)				173				173
Share-based compensation expense					104	54	104	54	[12]
Distributed earnings of Financial Services	247	12			(247)	(12)			[13]
Credit for deferred income taxes	(74)	(304)	(46)	(73)			(120)	(377)
Changes in assets and liabilities:
Receivables related to sales	(58)	(255)			(2,411)	(4,152)	(2,469)	(4,407)	[14,16]
Inventories	(300)	(910)			(109)	(72)	(409)	(982)	[15]
Accounts payable and accrued expenses	(1,012)	161	147	243	(435)	(717)	(1,300)	(313)	[16]
Accrued income taxes payable/receivable	(20)	(97)	(9)	1			(29)	(96)
Retirement benefits	(205)	(67)	(3)	(1)			(208)	(68)
Other	89	54	65	103	(71)	(9)	83	148	[11,12,15]
Net cash provided by (used for) operating activities	3,031	3,766	1,154	1,065	(3,241)	(4,978)	944	(147)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			14,175	13,169	(472)	(576)	13,703	12,593	[14]
Proceeds from maturities and sales of marketable securities	58	62	142	36			200	98
Proceeds from sales of equipment on operating leases			1,011	993			1,011	993
Cost of receivables acquired (excluding receivables related to sales)			(14,238)	(13,584)	147	133	(14,091)	(13,451)	[14]
Purchases of marketable securities	(226)	(21)	(206)	(167)			(432)	(188)
Purchases of property and equipment	(718)	(583)	(1)	(1)			(719)	(584)
Cost of equipment on operating leases acquired			(1,516)	(1,327)	147	98	(1,369)	(1,229)	[15]
Decrease (increase) in investment in Financial Services	10	(799)			(10)	799			[17]
Increase in trade and wholesale receivables			(3,171)	(5,310)	3,171	5,310			[14]
Collateral on derivatives – net			96	367			96	367
Other	(68)	(119)	(2)	25	1	1	(69)	(93)
Net cash used for investing activities	(944)	(1,460)	(3,710)	(5,799)	2,984	5,765	(1,670)	(1,494)

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	189	(225)	(131)	4,217			58	3,992
Change in intercompany receivables/payables	31	932	(31)	(932)
Proceeds from borrowings issued (original maturities greater than three months)	34	41	10,155	4,827			10,189	4,868
Payments of borrowings (original maturities greater than three months)	(1,012)	(47)	(7,127)	(3,520)			(8,139)	(3,567)
Repurchases of common stock	(2,422)	(2,546)					(2,422)	(2,546)
Capital investment from Equipment Operations			(10)	799	10	(799)			[17]
Dividends paid	(796)	(697)	(247)	(12)	247	12	(796)	(697)	[13]
Other	(27)	(5)	(25)	(28)			(52)	(33)
Net cash provided by (used for) financing activities	(4,003)	(2,547)	2,584	5,351	257	(787)	(1,162)	2,017

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash		62	(5)	8			(5)	70

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(1,916)	(179)	23	625			(1,893)	446
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5,755	3,781	1,865	1,160			7,620	4,941
Cash, Cash Equivalents, and Restricted Cash at End of Period	$3,839	$3,602	$1,888	$1,785			$5,727	$5,387

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$3,800	$3,587	$1,753	$1,680			$5,553	$5,267
Restricted cash (Other assets)	39	15	135	105			174	120
Total Cash, Cash Equivalents, and Restricted Cash	$3,839	$3,602	$1,888	$1,785			$5,727	$5,387

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

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See our most recently filed Annual Report on Form 10-K (Part II, Item 7A). There have been no material changes in this information.

Item 4.CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of April 28, 2024, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the second quarter of 2024, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

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

Item 1A.Risk Factors

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of our common stock during the second quarter of 2024 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Per Share	(thousands)	(millions)
Jan 29 to Feb 25	1,049	$383.61	1,049	28.6
Feb 26 to Mar 24	1,330	374.48	1,330	27.3
Mar 25 to Apr 28	505	404.58	505	26.8
Total	2,884		2,884
(1)	We have a share repurchase plan that was announced in December 2022 to purchase up to $18.0 billion of shares of our common stock. The maximum number of shares that may yet be purchased under this plan was 26.8 million based on the closing price of our common stock on the New York Stock Exchange as of the end of the second quarter of 2024 of $393.33 per share. At the end of the second quarter of 2024, $10.5 billion of common stock remained to be purchased under this plan.

Sales of Unregistered Securities

During the second quarter of 2024, we issued 4,500 deferred stock units under the Deere & Company Nonemployee Director Stock Ownership Plan (“NEDSOP”) to our non-employee directors for their service on our Board of Directors. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in the plan. Deferred stock units and shares of common stock issued under the NEDSOP are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of the SEC’s Regulation D thereunder.

During the second quarter of 2024, we distributed 4,399 shares of common stock to a participant account under the 2012 and 2022 NEDSOP.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Director and Executive Officer Trading Arrangements

On February 26, 2024, Cory J. Reed, President, Worldwide Agriculture & Turf Division, Production and Precision Ag, Sales & Marketing Regions of the Americas and Australia adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan covers the exercise of 13,370 employee stock options and the related sale of such shares. The plan expires on December 24, 2024.

On March 5, 2024, Rajesh Kalathur, President, John Deere Financial, and Chief Information Officer adopted a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan covers the exercise of 24,580 employee stock options and the related sale of such shares. The plan expires on August 29, 2025.

Item 6.Exhibits

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

10.1

364-Day Credit Agreement, dated March 25, 2024, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.2

2028 Credit Agreement, dated March 25, 2024, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.3

2029 Credit Agreement, dated March 25, 2024, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

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

DEERE & COMPANY

Date:	May 30, 2024	By:	/s/ Joshua A. Jepsen
Joshua A. Jepsen Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)