Form 10-Q
period 2024-07-28
DEERE & CO
filed 2024-08-29
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2024

or

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

Yes ☐ No ☒

At July 28, 2024, 273,599,818 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED INCOME
For the Three and Nine Months Ended July 28, 2024 and July 30, 2023
(In millions of dollars and shares except per share amounts) Unaudited
	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Net Sales and Revenues
Net sales	$11,387	$14,284	$35,484	$41,765
Finance and interest income	1,461	1,253	4,207	3,326
Other income	304	264	881	748
Total	13,152	15,801	40,572	45,839

Costs and Expenses
Cost of sales	7,848	9,624	24,205	28,288
Research and development expenses	567	528	1,664	1,571
Selling, administrative and general expenses	1,278	1,110	3,608	3,392
Interest expense	840	623	2,478	1,671
Other operating expenses	264	310	930	971
Total	10,797	12,195	32,885	35,893

Income of Consolidated Group before Income Taxes	2,355	3,606	7,687	9,946
Provision for income taxes	625	636	1,845	2,164

Income of Consolidated Group	1,730	2,970	5,842	7,782
Equity in income of unconsolidated affiliates	1	2	4	5

Net Income	1,731	2,972	5,846	7,787
Less: Net loss attributable to noncontrolling interests	(3)	(6)	(9)	(10)
Net Income Attributable to Deere & Company	$1,734	$2,978	$5,855	$7,797

Per Share Data
Basic	$6.32	$10.24	$21.13	$26.48
Diluted	6.29	10.20	21.04	26.35
Dividends declared	1.47	1.25	4.41	3.70
Dividends paid	1.47	1.25	4.29	3.58

Average Shares Outstanding
Basic	274.5	290.8	277.1	294.4
Diluted	275.6	292.1	278.2	295.9

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three and Nine Months Ended July 28, 2024 and July 30, 2023
(In millions of dollars) Unaudited
	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Net Income	$1,731	$2,972	$5,846	$7,787

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(21)	(9)	(129)	(267)
Cumulative translation adjustment	(170)	144	(113)	925
Unrealized gain (loss) on derivatives	(29)	5	(36)	(26)
Unrealized gain (loss) on debt securities	23	(13)	24	13
Other Comprehensive Income (Loss), Net of Income Taxes	(197)	127	(254)	645

Comprehensive Income of Consolidated Group	1,534	3,099	5,592	8,432
Less: Comprehensive income (loss) attributable to noncontrolling interests	(3)	(5)	(8)	2
Comprehensive Income Attributable to Deere & Company	$1,537	$3,104	$5,600	$8,430

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars) Unaudited
	July 28	October 29	July 30
	2024	2023	2023
Assets
Cash and cash equivalents	$7,004	$7,458	$6,576
Marketable securities	1,140	946	841
Trade accounts and notes receivable – net	7,469	7,739	9,297
Financing receivables – net	43,896	43,673	41,302
Financing receivables securitized – net	8,274	7,335	7,001
Other receivables	2,270	2,623	3,118
Equipment on operating leases – net	7,118	6,917	6,709
Inventories	7,696	8,160	9,350
Property and equipment – net	7,092	6,879	6,418
Goodwill	3,960	3,900	3,994
Other intangible assets – net	1,030	1,133	1,199
Retirement benefits	3,126	3,007	3,573
Deferred income taxes	1,898	1,814	1,360
Other assets	2,903	2,503	2,659
Assets held for sale	2,965
Total Assets	$107,841	$104,087	$103,397

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$15,294	$17,939	$17,143
Short-term securitization borrowings	7,869	6,995	6,608
Accounts payable and accrued expenses	14,397	16,130	15,340
Deferred income taxes	481	520	506
Long-term borrowings	42,692	38,477	38,112
Retirement benefits and other liabilities	2,156	2,140	2,536
Liabilities held for sale	1,803
Total liabilities	84,692	82,201	80,245

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	84	97	101

Stockholders’ Equity
Common stock, $1 par value (issued shares at July 28, 2024 – 536,431,204)	5,441	5,303	5,272
Common stock in treasury	(34,570)	(31,335)	(28,760)
Retained earnings	55,559	50,931	48,947
Accumulated other comprehensive income (loss)	(3,368)	(3,114)	(2,411)
Total Deere & Company stockholders’ equity	23,062	21,785	23,048
Noncontrolling interests	3	4	3
Total stockholders’ equity	23,065	21,789	23,051
Total Liabilities and Stockholders’ Equity	$107,841	$104,087	$103,397

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 28, 2024 and July 30, 2023
(In millions of dollars) Unaudited
	2024	2023
Cash Flows from Operating Activities
Net income	$5,846	$7,787
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	222	(64)
Provision for depreciation and amortization	1,598	1,527
Impairments and other adjustments	53	173
Share-based compensation expense	159	112
Credit for deferred income taxes	(125)	(429)
Changes in assets and liabilities:
Receivables related to sales	(2,446)	(5,059)
Inventories	234	(663)
Accounts payable and accrued expenses	(1,015)	47
Accrued income taxes payable/receivable	31	(595)
Retirement benefits	(246)	(116)
Other	(172)	176
Net cash provided by operating activities	4,139	2,896

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	19,143	17,592
Proceeds from maturities and sales of marketable securities	333	127
Proceeds from sales of equipment on operating leases	1,451	1,445
Cost of receivables acquired (excluding receivables related to sales)	(21,113)	(20,714)
Purchases of marketable securities	(572)	(213)
Purchases of property and equipment	(1,043)	(887)
Cost of equipment on operating leases acquired	(2,165)	(1,968)
Collateral on derivatives – net	390	240
Other	(95)	(185)
Net cash used for investing activities	(3,671)	(4,563)

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	(992)	5,040
Proceeds from borrowings issued (original maturities greater than three months)	15,512	9,972
Payments of borrowings (original maturities greater than three months)	(10,792)	(5,862)
Repurchases of common stock	(3,227)	(4,663)
Dividends paid	(1,202)	(1,065)
Other	(88)	(43)
Net cash provided by (used for) financing activities	(789)	3,379

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(6)	125

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(327)	1,837
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,620	4,941
Cash, Cash Equivalents, and Restricted Cash at End of Period	$7,293	$6,778

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$7,004	$6,576
Cash, cash equivalents, and restricted cash (Assets held for sale)	108
Restricted cash (Other assets)	181	202
Total Cash, Cash Equivalents, and Restricted Cash	$7,293	$6,778

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended July 28, 2024 and July 30, 2023
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest
Three Months Ended July 30, 2023
Balance April 30, 2023	$22,399	$5,227	$(26,630)	$46,336	$(2,538)	$4	$102
Net income (loss)	2,978			2,978			(6)
Other comprehensive income	127				127		1
Repurchases of common stock	(2,139)		(2,139)
Treasury shares reissued	9		9
Dividends declared	(364)			(362)		(2)
Share based awards and other	41	45		(5)		1	4
Balance July 30, 2023	$23,051	$5,272	$(28,760)	$48,947	$(2,411)	$3	$101

Nine Months Ended July 30, 2023
Balance October 30, 2022	$20,265	$5,165	$(24,094)	$42,247	$(3,056)	$3	$92
Net income (loss)	7,799			7,797		2	(12)
Other comprehensive income	645				645		12
Repurchases of common stock	(4,696)		(4,696)
Treasury shares reissued	30		30
Dividends declared	(1,091)			(1,088)		(3)
Share based awards and other	99	107		(9)		1	9
Balance July 30, 2023	$23,051	$5,272	$(28,760)	$48,947	$(2,411)	$3	$101

Three Months Ended July 28, 2024
Balance April 28, 2024	$22,688	$5,391	$(33,764)	$54,228	$(3,171)	$4	$98
Net income (loss)	1,734			1,734			(3)
Other comprehensive loss	(197)				(197)
Repurchases of common stock	(812)		(812)
Treasury shares reissued	6		6
Dividends declared	(404)			(403)		(1)
Noncontrolling interest redemption (Note 21)							(10)
Share based awards and other	50	50					(1)
Balance July 28, 2024	$23,065	$5,441	$(34,570)	$55,559	$(3,368)	$3	$84

Nine Months Ended July 28, 2024
Balance October 29, 2023	$21,789	$5,303	$(31,335)	$50,931	$(3,114)	$4	$97
Net income (loss)	5,856			5,855		1	(10)
Other comprehensive income (loss)	(254)				(254)		1
Repurchases of common stock	(3,257)		(3,257)
Treasury shares reissued	22		22
Dividends declared	(1,223)			(1,221)		(2)
Noncontrolling interest redemption (Note 21)							(10)
Share based awards and other	132	138		(6)			6
Balance July 28, 2024	$23,065	$5,441	$(34,570)	$55,559	$(3,368)	$3	$84

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

We use a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal year 2024 and 2023 were July 28, 2024 and July 30, 2023, respectively. Both third quarters contained 13 weeks, while both year-to-date periods contained 39 weeks. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years generally ending in October and the associated periods in those fiscal years.

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

2022-04 — Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations
2022-02 — Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
2022-01 — Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method
2021-08 — Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

Accounting Pronouncements to be Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and cash income taxes paid both in the U.S. and foreign jurisdictions. The effective date of the ASU is fiscal year 2026. We are assessing the effect of this update on our related disclosures.

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
2022-03 — Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

(3)  Revenue Recognition

Our net sales and revenues by primary geographic market, major product line, and timing of revenue recognition follow:

	Three Months Ended July 28, 2024
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$2,839	$1,824	$1,967	$1,076	$7,706
Canada	489	207	183	191	1,070
Western Europe	522	542	432	64	1,560
Central Europe and CIS	201	70	106	12	389
Latin America	841	125	305	94	1,365
Asia, Africa, Oceania, and Middle East	350	360	300	52	1,062
Total	$5,242	$3,128	$3,293	$1,489	$13,152

Major product lines:
Production agriculture	$5,038				$5,038
Small agriculture		$2,168			2,168
Turf		825			825
Construction			$1,308		1,308
Compact construction			643		643
Roadbuilding			961		961
Forestry			269		269
Financial products	65	33	8	$1,489	1,595
Other	139	102	104		345
Total	$5,242	$3,128	$3,293	$1,489	$13,152

Revenue recognized:
At a point in time	$5,143	$3,084	$3,269	$35	$11,531
Over time	99	44	24	1,454	1,621
Total	$5,242	$3,128	$3,293	$1,489	$13,152

	Nine Months Ended July 28, 2024
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$9,441	$5,011	$6,563	$3,041	$24,056
Canada	1,475	492	635	538	3,140
Western Europe	1,684	1,747	1,263	144	4,838
Central Europe and CIS	655	223	291	28	1,197
Latin America	2,510	326	895	346	4,077
Asia, Africa, Oceania, and Middle East	1,199	1,074	829	162	3,264
Total	$16,964	$8,873	$10,476	$4,259	$40,572

Major product lines:
Production agriculture	$16,336				$16,336
Small agriculture		$5,984			5,984
Turf		2,491			2,491
Construction			$4,528		4,528
Compact construction			1,964		1,964
Roadbuilding			2,804		2,804
Forestry			832		832
Financial products	164	91	43	$4,259	4,557
Other	464	307	305		1,076
Total	$16,964	$8,873	$10,476	$4,259	$40,572

Revenue recognized:
At a point in time	$16,707	$8,753	$10,395	$97	$35,952
Over time	257	120	81	4,162	4,620
Total	$16,964	$8,873	$10,476	$4,259	$40,572

	Three Months Ended July 30, 2023
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$3,394	$2,098	$2,346	$860	$8,698
Canada	397	179	288	165	1,029
Western Europe	833	802	421	35	2,091
Central Europe and CIS	302	85	98	6	491
Latin America	1,326	220	371	117	2,034
Asia, Africa, Oceania, and Middle East	720	422	271	45	1,458
Total	$6,972	$3,806	$3,795	$1,228	$15,801

Major product lines:
Production agriculture	$6,721				$6,721
Small agriculture		$2,688			2,688
Turf		964			964
Construction			$1,745		1,745
Compact construction			614		614
Roadbuilding			987		987
Forestry			334		334
Financial products	89	28	15	$1,228	1,360
Other	162	126	100		388
Total	$6,972	$3,806	$3,795	$1,228	$15,801

Revenue recognized:
At a point in time	$6,857	$3,769	$3,767	$30	$14,423
Over time	115	37	28	1,198	1,378
Total	$6,972	$3,806	$3,795	$1,228	$15,801

	Nine Months Ended July 30, 2023
	Production & Precision Ag	Small Ag & Turf	Construction & Forestry	Financial Services	Total
Primary geographic markets:
United States	$10,079	$6,005	$6,807	$2,339	$25,230
Canada	1,303	514	865	468	3,150
Western Europe	2,092	2,254	1,278	95	5,719
Central Europe and CIS	897	420	263	26	1,606
Latin America	4,106	577	1,098	318	6,099
Asia, Africa, Oceania, and Middle East	1,709	1,291	906	129	4,035
Total	$20,186	$11,061	$11,217	$3,375	$45,839

Major product lines:
Production agriculture	$19,565				$19,565
Small agriculture		$7,835			7,835
Turf		2,782			2,782
Construction			$5,040		5,040
Compact construction			1,750		1,750
Roadbuilding			2,939		2,939
Forestry			1,119		1,119
Financial products	149	66	40	$3,375	3,630
Other	472	378	329		1,179
Total	$20,186	$11,061	$11,217	$3,375	$45,839

Revenue recognized:
At a point in time	$19,965	$10,970	$11,142	$80	$42,157
Over time	221	91	75	3,295	3,682
Total	$20,186	$11,061	$11,217	$3,375	$45,839

We invoice in advance of recognizing the sale of certain products and the revenue for certain services. These relate to extended warranty premiums, advance payments for future equipment sales, and subscription and service revenue related to precision guidance, telematic services, and other information enabled solutions. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses.” The deferred revenue received, but not recognized in revenue, was $1,895, $1,697, and $1,753 at July 28, 2024, October 29, 2023, and July 30, 2023, respectively. The contract liability is reduced as the revenue is recognized. During the three months ended July 28, 2024 and July 30, 2023, $126 and $96, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year. During the nine months ended July 28, 2024 and July 30, 2023, $484 and $440, respectively, of revenue was recognized from deferred revenue that was recorded as a contract liability at the beginning of the respective fiscal year.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year was $1,677 at July 28, 2024. The estimated revenue to be recognized by fiscal year follows: remainder of 2024 – $188, 2025 – $456, 2026 – $384, 2027 – $254, 2028 – $157, 2029 – $128, and later years – $110. As permitted, we elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are for sales to dealers and retail customers for equipment, service parts, repair services, and certain telematics services.

(4)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) follow:

	July 28	October 29	July 30
	2024	2023	2023
Retirement benefits adjustment	$(974)	$(845)	$(656)
Cumulative translation adjustment	(2,264)	(2,151)	(1,669)
Unrealized gain (loss) on derivatives	(44)	(8)	(5)
Unrealized gain (loss) on debt securities	(86)	(110)	(81)
Total accumulated other comprehensive income (loss)	$(3,368)	$(3,114)	$(2,411)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 28, 2024	Amount	Credit	Amount
Cumulative translation adjustment	$(170)		$(170)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(15)	$3	(12)
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(22)	5	(17)
Net unrealized gain (loss) on derivatives	(37)	8	(29)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	29	(6)	23
Net unrealized gain (loss) on debt securities	29	(6)	23
Retirement benefits adjustment:
Net actuarial gain (loss)	(19)	5	(14)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(18)	4	(14)
Prior service (credit) cost	8	(1)	7
Settlements	1	(1)
Net unrealized gain (loss) on retirement benefits adjustment	(28)	7	(21)
Total other comprehensive income (loss)	$(206)	$9	$(197)

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 28, 2024	Amount	Credit	Amount
Cumulative translation adjustment	$(114)	$1	$(113)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	3		3
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(49)	10	(39)
Net unrealized gain (loss) on derivatives	(46)	10	(36)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	17	1	18
Reclassification of realized (gain) loss – Other income	8	(2)	6
Net unrealized gain (loss) on debt securities	25	(1)	24
Retirement benefits adjustment:
Net actuarial gain (loss)	(145)	35	(110)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(54)	14	(40)
Prior service (credit) cost	26	(6)	20
Settlements	2	(1)	1
Net unrealized gain (loss) on retirement benefits adjustment	(171)	42	(129)
Total other comprehensive income (loss)	$(306)	$52	$(254)

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 30, 2023	Amount	Credit	Amount
Cumulative translation adjustment	$143	$1	$144
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	24	(5)	19
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(18)	4	(14)
Net unrealized gain (loss) on derivatives	6	(1)	5
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(16)	3	(13)
Net unrealized gain (loss) on debt securities	(16)	3	(13)
Retirement benefits adjustment:
Net actuarial gain (loss)	(1)		(1)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(20)	5	(15)
Prior service (credit) cost	9	(2)	7
Net unrealized gain (loss) on retirement benefits adjustment	(12)	3	(9)
Total other comprehensive income (loss)	$121	$6	$127

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 30, 2023	Amount	Credit	Amount
Cumulative translation adjustment	$914	$11	$925
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	19	(4)	15
Reclassification of realized (gain) loss to:
Interest rate contracts – Interest expense	(52)	11	(41)
Net unrealized gain (loss) on derivatives	(33)	7	(26)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	17	(4)	13
Net unrealized gain (loss) on debt securities	17	(4)	13
Retirement benefits adjustment:
Net actuarial gain (loss)	(351)	83	(268)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(61)	15	(46)
Prior service (credit) cost	28	(7)	21
Settlements	36	(10)	26
Net unrealized gain (loss) on retirement benefits adjustment	(348)	81	(267)
Total other comprehensive income (loss)	$550	$95	$645

(5)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Nine Months Ended
	July 28	July 30	July 28	July 30
	2024	2023	2024	2023
Net income attributable to Deere & Company	$1,734	$2,978	$5,855	$7,797
Average shares outstanding	274.5	290.8	277.1	294.4
Basic per share	$6.32	$10.24	$21.13	$26.48

Average shares outstanding	274.5	290.8	277.1	294.4
Effect of dilutive stock options and restricted stock awards	1.1	1.3	1.1	1.5
Total potential shares outstanding	275.6	292.1	278.2	295.9
Diluted per share	$6.29	$10.20	$21.04	$26.35

Shares excluded from EPS calculation, as antidilutive	.4	.2	.3	.1

(6)  Pension and Other Postretirement Benefits

We have several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans. These plans cover U.S. employees and certain foreign employees. The components of net periodic pension and OPEB (benefit) cost consisted of the following:

	Three Months Ended		Nine Months Ended
	July 28	July 30	July 28	July 30
	2024	2023	2024	2023
Pensions:
Service cost	$56	$62	$171	$186
Interest cost	136	133	410	400
Expected return on plan assets	(241)	(223)	(723)	(655)
Amortization of actuarial gain	(4)	(5)	(13)	(16)
Amortization of prior service cost	9	10	29	30
Settlements	1		2	36
Net benefit	$(43)	$(23)	$(124)	$(19)

OPEB:
Service cost	$4	$7	$13	$20
Interest cost	44	44	131	132
Expected return on plan assets	(27)	(29)	(81)	(87)
Amortization of actuarial gain	(14)	(15)	(41)	(45)
Amortization of prior service credit	(1)	(1)	(3)	(2)
Net cost	$6	$6	$19	$18

The components of net periodic pension and OPEB (benefit) cost excluding the service cost component are included in the line item “Other operating expenses.”

During the first nine months of 2024, we contributed and expect to contribute the following amounts to our pension and OPEB plans:

	Pensions	OPEB
Contributed	$74	$118
Expected contributions remainder of the year	26	22

(7)  Segment DATA

Information relating to operations by operating segment follows:

	Three Months Ended			Nine Months Ended
	July 28	July 30%		July 28	July 30%
	2024	2023	Change	2024	2023	Change
Net sales and revenues:
Production & precision ag net sales	$5,099	$6,806	-25	$16,529	$19,826	-17
Small ag & turf net sales	3,053	3,739	-18	8,663	10,886	-20
Construction & forestry net sales	3,235	3,739	-13	10,292	11,053	-7
Financial services revenues	1,489	1,228	+21	4,259	3,375	+26
Other revenues	276	289	-4	829	699	+19
Total net sales and revenues	$13,152	$15,801	-17	$40,572	$45,839	-11
Operating profit:
Production & precision ag	$1,162	$1,782	-35	$3,857	$5,160	-25
Small ag & turf	496	732	-32	1,393	2,028	-31
Construction & forestry	448	716	-37	1,682	2,179	-23
Financial services	191	286	-33	657	565	+16
Total operating profit	2,297	3,516	-35	7,589	9,932	-24
Reconciling items	62	98	-37	111	29	+283
Income taxes	(625)	(636)	-2	(1,845)	(2,164)	-15
Net income attributable to Deere & Company	$1,734	$2,978	-42	$5,855	$7,797	-25

Intersegment sales and revenues:
Production & precision ag net sales	$4	$9	-56	$18	$21	-14
Small ag & turf net sales		2	-100	2	10	-80
Construction & forestry net sales
Financial services revenues	178	217	-18	548	612	-10

Operating profit for PPA, SAT, and CF is income from continuing operations before corporate expenses, certain external interest expenses, certain foreign exchange gains and losses, and income taxes. Operating profit of financial services includes the effect of interest expense and foreign exchange gains and losses. Reconciling items to net income are primarily corporate expenses, certain interest income and expenses, certain foreign exchange gains and losses, pension and OPEB benefit (cost) amounts excluding the service cost component, and net income attributable to noncontrolling interests.

Identifiable operating assets were as follows:

	July 28	October 29	July 30
	2024	2023	2023
Production & precision ag	$8,750	$8,734	$9,523
Small ag & turf	4,079	4,348	4,482
Construction & forestry	7,129	7,139	7,415
Financial services	74,981	70,732	68,850
Corporate	12,902	13,134	13,127
Total assets	$107,841	$104,087	$103,397

(8)  Financing Receivables

We monitor the credit quality of financing receivables based on delinquency status, defined as follows:

●	Past due balances represent any payments 30 days or more past the due date.
●	Non-performing financing receivables represent receivables for which we have stopped accruing finance income. This generally occurs when receivables are 90 days delinquent.
●	Write-offs generally occur when receivables are 120 days delinquent. In these situations, the estimated uncollectible amount is written off to the allowance for credit losses. Any expected recovery is presented as non-performing.

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows:

	July 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$10,349	$9,686	$5,849	$3,286	$1,276	$394	$4,409	$35,249
30-59 days past due	37	90	56	28	10	4	31	256
60-89 days past due	15	65	25	12	5	2	10	134
90+ days past due		1	1	2	5			9
Non-performing	12	101	85	59	24	17	15	313
Construction and forestry
Current	2,261	2,067	1,249	583	147	60	111	6,478
30-59 days past due	40	59	34	14	4	1	4	156
60-89 days past due	12	25	14	9	2	1	1	64
90+ days past due	1	5	2	2		1		11
Non-performing	21	94	72	38	13	6	2	246
Total retail customer receivables	$12,748	$12,193	$7,387	$4,033	$1,486	$486	$4,583	$42,916

	October 29, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$15,191	$8,430	$5,120	$2,334	$853	$280	$4,526	$36,734
30-59 days past due	62	75	39	21	9	3	29	238
60-89 days past due	18	26	18	10	4	2	9	87
90+ days past due	2	1	3	3				9
Non-performing	30	78	62	33	22	22	8	255
Construction and forestry
Current	2,927	1,961	1,084	353	84	29	119	6,557
30-59 days past due	49	34	27	9	4		4	127
60-89 days past due	19	14	12	5	2		2	54
90+ days past due		6	1			1		8
Non-performing	42	80	55	23	9	4	1	214
Total retail customer receivables	$18,340	$10,705	$6,421	$2,791	$987	$341	$4,698	$44,283

	July 30, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$10,554	$9,701	$5,792	$2,779	$1,080	$402	$4,388	$34,696
30-59 days past due	59	85	53	26	13	4	21	261
60-89 days past due	19	30	17	10	5	1	7	89
90+ days past due		1						1
Non-performing	19	80	71	36	24	27	8	265
Construction and forestry
Current	2,167	2,200	1,284	449	124	39	114	6,377
30-59 days past due	39	46	38	13	5	2	4	147
60-89 days past due	12	23	16	8	2	1	1	63
90+ days past due		2	1	1				4
Non-performing	20	83	61	26	11	5	1	207
Total retail customer receivables	$12,889	$12,251	$7,333	$3,348	$1,264	$481	$4,544	$42,110

The credit quality analysis of wholesale receivables by year of origination was as follows:

	July 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$557	$232	$36	$7	$1	$1	$7,326	$8,160
30+ days past due	1							1
Non-performing						1		1
Construction and forestry
Current	13	12	4	19			1,260	1,308
30+ days past due							3	3
Non-performing
Total wholesale receivables	$571	$244	$40	$26	$1	$2	$8,589	$9,473

	October 29, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$631	$93	$21	$4	$1	$160	$5,175	$6,085
30+ days past due
Non-performing					1			1
Construction and forestry
Current	23	5	20			76	712	836
30+ days past due
Non-performing
Total wholesale receivables	$654	$98	$41	$4	2	$236	$5,887	$6,922

	July 30, 2023
	2023	2022	2021	2020	2019	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf
Current	$449	$139	$28	$7	$1	$1	$4,940	$5,565
30+ days past due
Non-performing					1			1
Construction and forestry
Current	20	6	23	1		1	752	803
30+ days past due
Non-performing
Total wholesale receivables	$469	$145	$51	$8	$2	$2	$5,692	$6,369

An analysis of the allowance for credit losses and investment in financing receivables follows:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total

Three Months Ended July 28, 2024
Allowance:
Beginning of period balance	$207	$21	$2	$230
Provision	84	25		109
Provision reversal for assets held for sale	(38)			(38)
Provision subtotal	46	25		71
Write-offs	(45)	(46)		(91)
Recoveries	4	8		12
Translation adjustments	(3)			(3)
End of period balance	$209	$8	$2	$219

Nine Months Ended July 28, 2024
Allowance:
Beginning of period balance	$172	$21	$4	$197
Provision	183	46		229
Provision reversal for assets held for sale	(38)			(38)
Provision subtotal	145	46		191
Write-offs	(112)	(81)		(193)
Recoveries	9	22		31
Translation adjustments	(5)		(2)	(7)
End of period balance	$209	$8	$2	$219

Financing receivables:
End of period balance	$38,333	$4,583	$9,473	$52,389

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total

Three Months Ended July 30, 2023
Allowance:
Beginning of period balance	$157	$19	$4	$180
Provision	14	11		25
Write-offs	(23)	(18)		(41)
Recoveries	5	6		11
Translation adjustments	1			1
End of period balance	$154	$18	$4	$176

Nine Months Ended July 30, 2023
Allowance:
Beginning of period balance	$299	$22	$4	$325
Provision	59	15	1	75
Provision reversal for assets held for sale	(142)			(142)
Provision (credit) subtotal	(83)	15	1	(67)
Write-offs	(60)	(36)		(96)
Recoveries	15	17		32
Translation adjustments	(17)		(1)	(18)
End of period balance	$154	$18	$4	$176

Financing receivables:
End of period balance	$37,566	$4,544	$6,369	$48,479

In the third quarter of 2024, we determined that the financial services business in Brazil met the held for sale criteria. The receivables in Brazil were reclassified to “Assets held for sale.” The associated allowance for credit losses was reversed and a valuation allowance for the assets held for sale was recorded (see Note 21). Excluding the business in Brazil, the allowance for credit losses on retail notes and financing lease receivables increased in the third quarter and first nine months of 2024, primarily due to higher expected losses as a result of elevated delinquencies and a decline in market conditions. This increase was partially offset by a decrease in the allowance on revolving charge accounts, driven by write-offs of seasonal financing program accounts and recoveries expected on those accounts in the future.

In the first quarter of 2023, the financial services business in Russia met the held for sale criteria. The allowance for credit losses for the financing receivables in Russia was reversed and a valuation allowance for the assets held for sale was recorded. These operations were sold in the second quarter of 2023 (see Note 20).

Write-offs by year of origination were as follows:

	Nine Months Ended July 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf	$2	$17	$17	$6	$7	$3	$75	$127
Construction and forestry	2	23	21	8	4	2	6	66
Total retail customer receivables	$4	$40	$38	$14	$11	$5	$81	$193

Modifications

We occasionally grant contractual modifications to customers experiencing financial difficulties. Before offering a modification, we evaluate the ability of the customer to meet the modified payment terms. Modifications offered include payment deferrals, term extensions, or a combination thereof. Finance charges continue to accrue during the deferral or extension period with the exception of modifications related to bankruptcy proceedings. Our allowance for credit losses incorporates historical loss information, including the effects of loan modifications with customers. Therefore, additional adjustments to the allowance are generally not recorded upon modification of a loan.

The ending amortized cost of modified loans with borrowers experiencing financial difficulty during the third quarter and the nine months ended July 28, 2024 were $23 and $67, respectively, of which $56 were current, $4 were 30-59 days past due, $3 were 60-89 days past due, $1 were 90 days or greater past due, and $3 were non-performing. These modifications represented 0.04 and 0.13 percent of our financing receivable portfolio for the same periods, respectively.

Defaults and subsequent write-offs of loans modified in the prior twelve months were not significant during the third quarter or the first nine months of 2024. In addition, at July 28, 2024, commitments to provide additional financing to these customers were not significant.

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

The components of securitization programs were as follows:

	July 28	October 29	July 30
	2024	2023	2023
Financing receivables securitized (retail notes)	$8,313	$7,357	$7,019
Allowance for credit losses	(39)	(22)	(18)
Other assets (primarily restricted cash)	178	152	153
Total restricted securitized assets	$8,452	$7,487	$7,154

Short-term securitization borrowings	$7,869	$6,995	$6,608
Accrued interest on borrowings	14	13	15
Total liabilities related to restricted securitized assets	$7,883	$7,008	$6,623

(10)  Inventories

A majority of inventories owned by us are valued at cost on the “last-in, first-out” (LIFO) basis. If all inventories had been valued on a “first-in, first-out” (FIFO) basis, the estimated inventories by major classification would have been as follows:

	July 28	October 29	July 30
	2024	2023	2023
Raw materials and supplies	$3,586	$4,080	$4,492
Work-in-process	988	1,010	1,307
Finished goods and parts	5,689	5,435	6,164
Total FIFO value	10,263	10,525	11,963
Excess of FIFO over LIFO	2,567	2,365	2,613
Inventories	$7,696	$8,160	$9,350

(11)  Goodwill and Other Intangible Assets – Net

The changes in amounts of goodwill by operating segments were as follows. There were no accumulated goodwill impairment losses.

	Production &	Small Ag	Construction
	Precision Ag	& Turf	& Forestry	Total
Goodwill at October 30, 2022	$646	$318	$2,723	$3,687
Acquisitions	41	39		80
Translation adjustments	23	8	196	227
Goodwill at July 30, 2023	$710	$365	$2,919	$3,994

Goodwill at October 29, 2023	$702	$363	$2,835	$3,900
Translation adjustments	(1)	2	59	60
Goodwill at July 28, 2024	$701	$365	$2,894	$3,960

The components of other intangible assets were as follows:

	July 28	October 29	July 30
	2024	2023	2023
Customer lists and relationships	$507	$501	$524
Technology, patents, trademarks, and other	1,413	1,387	1,415
Total at cost	1,920	1,888	1,939
Less accumulated amortization:
Customer lists and relationships	222	195	201
Technology, patents, trademarks, and other	668	560	539
Total accumulated amortization	890	755	740
Other intangible assets – net	$1,030	$1,133	$1,199

The amortization of other intangible assets in the third quarter and the first nine months of 2024 was $41 and $124, and for the third quarter and the first nine months of 2023 was $42 and $126, respectively. The estimated amortization expense for the next five years is as follows: remainder of 2024 – $49, 2025 – $145, 2026 – $121, 2027 – $119, 2028 – $87, and 2029 – $74.

(12)  Short-Term Borrowings

Short-term borrowings were as follows:

	July 28	October 29	July 30
	2024	2023	2023
Commercial paper	$5,572	$9,100	$9,003
Notes payable to banks	418	483	352
Finance lease obligations due within one year	31	25	23
Long-term borrowings due within one year	9,273	8,331	7,765
Short-term borrowings	$15,294	$17,939	$17,143

(13)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	July 28	October 29	July 30
	2024	2023	2023
Accounts payable:
Trade payables	$2,580	$3,467	$3,308
Dividends payable	407	388	365
Operating lease liabilities	258	281	308
Deposits withheld from dealers and merchants	151	163	158
Payables to unconsolidated affiliates	4	6	4
Other	173	153	173
Accrued expenses:
Employee benefits	1,802	2,152	1,808
Product warranties	1,513	1,610	1,619
Accrued taxes	1,497	1,558	1,595
Derivative liabilities	582	1,130	948
Dealer sales discounts	846	1,243	902
Extended warranty premium	1,129	1,021	999
Unearned revenue (contractual liability)	766	676	754
Unearned operating lease revenue	480	451	428
Accrued interest	478	434	402
Parts return liability	404	392	378
Other	1,327	1,005	1,191
Accounts payable and accrued expenses	$14,397	$16,130	$15,340

Amounts are presented net of eliminations, which primarily consist of dealer sales incentives with a right of set-off against trade receivables of $2,535 at July 28, 2024, $2,228 at October 29, 2023, and $2,240 at July 30, 2023. Other eliminations were made for accrued taxes and other accrued expenses.

(14)  Long-Term Borrowings

Long-term borrowings consisted of:

	July 28	October 29	July 30
	2024	2023	2023
Underwritten term debt
U.S. dollar notes and debentures:
2.75% notes due 2025		$700	$700
6.55% debentures due 2028	$200	200	200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
7.125% notes due 2031	300	300	300
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
Euro notes:
1.85% notes due 2028 (€600 principal)	651	634	659
2.20% notes due 2032 (€600 principal)	651	634	659
1.65% notes due 2039 (€650 principal)	705	687	713
Serial issuances
Medium-term notes	36,057	29,638	29,355
Other notes and finance lease obligations	232	1,769	1,605
Less debt issuance costs and debt discounts	(154)	(135)	(129)
Long-term borrowings	$42,692	$38,477	$38,112

Medium-term notes due through 2034 are primarily offered by prospectus and issued at fixed and variable rates. The principal balances of the medium-term notes were $36,716, $30,902, and $30,348, at July 28, 2024, October 29, 2023, and July 30, 2023, respectively. All outstanding notes and debentures are senior unsecured borrowings and rank equally with each other.

(15)  Leases – Lessor

We lease equipment manufactured or sold by us through John Deere Financial. Sales-type and direct financing leases are reported in “Financing receivables – net.” Operating leases are reported in “Equipment on operating leases – net.”

Lease revenues earned by us follow:

	Three Months Ended		Nine Months Ended
	July 28	July 30	July 28	July 30
	2024	2023	2024	2023
Sales-type and direct finance lease revenues	$50	$41	$141	$120
Operating lease revenues	358	332	1,039	974
Variable lease revenues	4		13	11
Total lease revenues	$412	$373	$1,193	$1,105

(16)  Commitments and Contingencies

A standard warranty is provided as assurance that the equipment will function as intended. The standard warranty period varies by product and region. At the time a sale is recognized, we record an estimate of future warranty costs based on historical claims rate experience and estimated population under warranty.

The reconciliation of the changes in the warranty liability follows:

	Three Months Ended		Nine Months Ended
	July 28	July 30	July 28	July 30
	2024	2023	2024	2023
Beginning of period balance	$1,566	$1,562	$1,610	$1,427
Warranty claims paid	(325)	(314)	(959)	(851)
New product warranty accruals	280	363	871	1,006
Foreign exchange	(8)	8	(9)	37
End of period balance	$1,513	$1,619	$1,513	$1,619

The costs for extended warranty programs are recognized as incurred.

In certain international markets, we provide guarantees to banks for the retail financing of John Deere equipment. At July 28, 2024, the notional value of these guarantees was $151. We may repossess the equipment collateralizing the receivables. At July 28, 2024, the accrued losses under these agreements were not material.

We also had other miscellaneous contingent liabilities and guarantees totaling approximately $130 at July 28, 2024. The accrued liability for these contingencies was $20 at July 28, 2024.

At July 28, 2024, we had commitments of approximately $585 for the construction and acquisition of property and equipment. Also, at July 28, 2024, we had restricted assets of $234, classified as “Other assets.”

We are subject to various unresolved legal actions. The accrued losses on these matters were not material at July 28, 2024. We believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our financial statements. The most prevalent legal claims relate to product liability (including asbestos-related liability), retail credit, employment, patent, trademark, and antitrust matters.

(17)  FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values were as follows. Long-term borrowings exclude finance lease liabilities.

	July 28, 2024		October 29, 2023		July 30, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net	$43,896	$43,713	$43,673	$42,777	$41,302	$40,675
Financing receivables securitized – net	8,274	8,139	7,335	7,056	7,001	6,818
Short-term securitization borrowings	7,869	7,872	6,995	6,921	6,608	6,538
Long-term borrowings due within one year	9,273	9,190	8,331	8,156	7,765	7,568
Long-term borrowings	42,617	42,076	38,428	36,873	38,064	37,121

Fair value measurements above were Level 3 for all financing receivables and Level 2 for all borrowings.

Fair values of the financing receivables that were issued long-term were based on the discounted values of their related cash flows at interest rates currently being offered by us for similar financing receivables. The fair values of the remaining financing receivables approximated the carrying amounts. In May 2024, we acquired a held-to-maturity marketable security that matures in less than one year. The carrying value of the held-to-maturity marketable security was $12 as of July 28, 2024, which approximated its fair value.

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

	July 28	October 29	July 30
	2024	2023	2023
Level 1
Marketable securities:
International equity securities		$3	$3
International mutual funds securities		101
U.S. equity fund		86	101
U.S. fixed income fund		32	85
U.S. government debt securities	$413	78	63
Total Level 1 marketable securities	413	300	252

Level 2
Marketable securities:
Corporate debt securities	220	244	221
International debt securities	145	1	2
Mortgage-backed securities	154	185	163
Municipal debt securities	69	75	69
U.S. government debt securities	127	141	134
Total Level 2 marketable securities	715	646	589
Other assets – Derivatives	361	292	324
Accounts payable and accrued expenses – Derivatives	582	1,130	948

Level 3
Accounts payable and accrued expenses – Deferred consideration	153	186	202

The mortgage-backed securities are primarily issued by U.S. government-sponsored enterprises.

The contractual maturities of available-for-sale debt securities at July 28, 2024 follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$21	$21
Due after one through five years	299	258
Due after five through 10 years	557	540
Due after 10 years	185	155
Mortgage-backed securities	182	154
Debt securities	$1,244	$1,128

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Mortgage-backed securities contain prepayment provisions and are not categorized by contractual maturity.

Fair value, nonrecurring Level 3 measurements from impairments were as follows:

	Fair Value			Losses
				Three Months Ended		Nine Months Ended
	July 28	October 29	July 30	July 28	July 30	July 28	July 30
	2024	2023	2023	2024	2023	2024	2023
Assets held for sale	$2,965			$53		$53

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

Assets held for sale – The impairment was measured at the lower of the carrying amount or fair value less cost to sell. Fair value was based on the probable sale price. The inputs included estimates of the final sale price (see Note 21).

(18)  Derivative Instruments

Fair values of our derivative instruments and the associated notional amounts were as follows. Assets are recorded in “Other assets,” while liabilities are recorded in “Accounts payable and accrued expenses.”

	July 28, 2024			October 29, 2023			July 30, 2023
		Fair Value			Fair Value			Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Cash flow hedges:
Interest rate contracts	$3,475	$14	$18	$1,500	$45		$1,500	$48	$3

Fair value hedges:
Interest rate contracts	15,165	119	486	12,691		$970	12,160	4	729
Cross-currency interest rate contracts	975	16

Not designated as hedging instruments:
Interest rate contracts	13,656	103	59	13,853	169	98	13,233	221	109
Foreign exchange contracts	7,529	99	16	8,117	75	54	8,630	51	82
Cross-currency interest rate contracts	190	10	3	176	3	8	155		25

The amounts recorded in the consolidated balance sheets related to borrowings designated in fair value hedging relationships were as follows. Fair value hedging adjustments are included in the carrying amount of the hedged item.

	Active Hedging Relationships		Discontinued Hedging Relationships
	Carrying Amount	Cumulative Fair Value	Carrying Amount of	Cumulative Fair Value
	of Hedged Item	Hedging Amount	Formerly Hedged Item	Hedging Amount
July 28, 2024
Short-term borrowings	$286	$(4)	$1,458	$9
Long-term borrowings	15,386	(394)	8,414	(264)

October 29, 2023
Short-term borrowings			$1,814	$15
Long-term borrowings	$11,660	$(976)	7,144	(288)

July 30, 2023
Short-term borrowings			$2,324	$25
Long-term borrowings	$11,379	$(728)	6,319	(265)

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	Three Months Ended		Nine Months Ended
	July 28	July 30	July 28	July 30
	2024	2023	2024	2023
Fair Value Hedges
Interest rate contracts – Interest expense*	$373	$(375)	$269	$(146)

Cash Flow Hedges
Recognized in OCI:
Interest rate contracts – OCI (pretax)	$(15)	$24	$3	$19
Reclassified from OCI:
Interest rate contracts – Interest expense	22	18	49	52

Not Designated as Hedges
Interest rate contracts – Net sales		$6
Interest rate contracts – Interest expense*	$4	48	$2	$45
Foreign exchange contracts – Net sales	(3)	3		2
Foreign exchange contracts – Cost of sales	36	(78)	15	(14)
Foreign exchange contracts – Other operating expenses*	17	(142)	(118)	(157)
Total not designated	$54	$(163)	$(101)	$(124)

* Includes interest and foreign exchange gains (losses) from cross-currency interest rate contracts.

Certain of our derivative agreements contain credit support provisions that may require us to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at July 28, 2024, October 29, 2023, and July 30, 2023, was $566, $1,076, and $865, respectively. In accordance with the limits established in these agreements, we posted $269, $659, and $435 of cash collateral at July 28, 2024, October 29, 2023, and July 30, 2023, respectively. In addition, we paid $8 of collateral that was outstanding at July 28, 2024, October 29, 2023, and July 30, 2023 to participate in an international futures market to hedge currency exposure, not included in the table below.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and collateral follows:

	Gross Amounts	Netting
	Recognized	Arrangements	Collateral	Net Amount
July 28, 2024
Assets	$361	$(154)		$207
Liabilities	582	(154)	$(269)	159

October 29, 2023
Assets	$292	$(152)		$140
Liabilities	1,130	(152)	$(659)	319

July 30, 2023
Assets	$324	$(160)	$(28)	$136
Liabilities	948	(160)	(435)	353

(19)  Share-Based Awards

We are authorized to grant shares for stock options and restricted stock units. The outstanding shares authorized were 14.9 million at July 28, 2024. In December 2023, we granted stock options to employees for the purchase of 216 thousand shares of common stock at an exercise price of $377.01 per share and a binomial lattice model fair value of $98.04 per share at the grant date. At July 28, 2024, options for 1.7 million shares were outstanding with a weighted-average exercise price of $228.10 per share.

During the nine months ended July 28, 2024, the restricted stock units (RSUs) granted in thousands of shares and the weighted-average grant date fair values, using the closing price of our common stock on the grant date, in dollars follow:

		Grant Date
	Shares	Fair Value
Service-based	378	$377.37
Performance/service-based	52	360.53
Market/service-based	52	370.87

In December 2023, we granted market/service-based RSUs. The vesting period for the market/service-based RSUs is three years and dividend equivalents are not earned during the vesting period. The market/service-based RSUs are subject to a market related metric based on total shareholder return, compared to a benchmark group of companies, and award common stock in a range of zero to 200 percent for each unit granted based on the level of the metric achieved. The fair value of the market/service-based RSUs was determined using a Monte Carlo model.

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

(21)  Special ItemS

2024

Employee-Separation Programs

In the third quarter of 2024, we implemented employee-separation programs for our salaried workforce in several geographic areas, including the United States, Europe, Asia, and Latin America. The programs’ main purpose was to help meet our strategic priorities while reducing overlap and redundancy in roles and responsibilities. The programs were largely involuntary in nature with the expense recorded when management committed to a plan, the plan was communicated to the employees, and the employees were not required to provide service beyond the legal notification period.

The programs’ total pretax expenses are estimated to be approximately $150, with $124 recorded in the third quarter of 2024. The remaining expenses are expected to be recorded primarily in 2025. Payments made during the third quarter of 2024 with respect to these program expenses totaled $30. The expenses for the three months and nine months ended July 28, 2024 were recorded as follows:

	PPA	SAT	CF	FS	Total
Employee-Separation Programs:
Cost of sales	$18	$9	$8		$35
Research and development expenses	19	6	1		26
Selling, administrative and general expenses	25	14	11	$9	59
Total operating profit decrease	$62	$29	$20	$9	120
Non-operating profit expenses*					4
Total					$124

* Relates primarily to corporate expenses.

Banco John Deere S.A.

In the third quarter of 2024, our board of directors authorized the sale of 50 percent ownership in our wholly owned subsidiary, Banco John Deere S.A. (BJD). BJD, located in Brazil, is included in our financial services segment and finances retail and wholesale loans for agricultural, construction, and forestry equipment. The transaction will reduce our incremental risk as we continue to grow in the Brazilian market. As a result, we reclassified the BJD business as held for sale, including a reversal of $38 in allowance for credit losses, and the establishment of a $53 valuation allowance on the assets held for sale. The net impact of these entries was a pretax and after-tax loss of $15 recorded in “Selling, administrative and general expenses.” We do not expect a significant gain or loss upon deconsolidation of BJD in 2025.

The major classes of the total consolidated assets and liabilities of BJD that were classified as held for sale and liabilities of BJD to other intercompany parties were as follows:

July 28
2024
Cash and cash equivalents	$107
Trade accounts and notes receivable – net	231
Financing receivables – net	2,624
Deferred income taxes	42
Other miscellaneous assets*	14
Valuation allowance	(53)
Total assets held for sale	$2,965

Short-term borrowings	563
Accounts payable and accrued expenses	101
Long-term borrowings	1,137
Retirement benefits and other liabilities	2
Total liabilities held for sale	$1,803

Total intercompany payables	$673

* Includes $1 restricted cash balance.

In August 2024, we entered into an agreement with a Brazilian bank, Banco Bradesco S.A. (Bradesco), for Bradesco to invest and become 50 percent owner of BJD. On the transaction date, which is expected to occur in the second quarter of 2025, subject to usual and customary regulatory approval, Bradesco will contribute capital equal to our equity investment in BJD. We will retain a 50 percent equity interest in BJD and report the results of the joint venture as an equity investment in unconsolidated affiliates.

Redeemable Noncontrolling Interest

In the third quarter of 2024, we exercised our right to purchase the remaining 20 percent interest in SurePoint Ag Systems, Inc. The arrangement was accounted for as an equity transaction with no gain or loss recorded in the statements of consolidated income.

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

Summary of 2024 and 2023 Special Items

The following table summarizes the operating profit impact of the special items recorded for the three months and nine months ended July 28, 2024 and July 30, 2023.

	Three Months Ended					Nine Months Ended
	PPA	SAT	CF	FS	Total	PPA	SAT	CF	FS	Total
2024 Expense:
Employee-separation programs	$62	$29	$20	$9	$120	$62	$29	$20	$9	$120
BJD remeasurement				15	15				15	15
Total 2024 expense	62	29	20	24	135	62	29	20	24	135

2023 Expense:
Financing incentives correction									173	173
Period over period change	$62	$29	$20	$24	$135	$62	$29	$20	$(149)	$(38)

(22)  Subsequent EventS

In August 2024, we entered into an agreement with a Brazilian bank, Banco Bradesco S.A., to invest and become 50 percent owner of Banco John Deere S.A. (see Note 21).

On August 28, 2024, a quarterly dividend of $1.47 per share was declared at the Board of Directors meeting, payable on November 8, 2024, to stockholders of record on September 30, 2024.

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

Company Outlook for 2024

Production volumes are expected to continue to decline during the remainder of 2024 due to reduced demand amid challenges in the global agricultural and turf sectors and construction industry coupled with inventory management through planned underproduction to retail demand.

Agriculture and Turf Outlook for 2024

●	We expect large and small agricultural equipment sales to be down from 2023 levels across all our major markets.
●	Agricultural fundamentals are expected to continue to moderate in 2024 due to rising global grain stocks from excellent growing conditions, lower commodity prices, elevated interest rates, and geopolitical uncertainty.
●	Demand in the U.S. and Canada continues to be affected by declining farm income margins partially offset by stable farm balance sheets.
●	The U.S. equipment fleet age is elevated for tractors and in line with historic averages for combines. However, increases in used inventory levels are impacting purchasing decisions.
●	Sales of compact utility tractors in the U.S. are forecasted to be down due to higher interest rates, partially offset by small and mid-tractor tailwinds from improving dairy and livestock fundamentals.
●	In Europe, volatile weather conditions continue to drive uncertainty about crop yields and along with elevated input costs are impacting demand in the region, while the dairy and livestock sector remains steady due to stronger pricing and lower feed costs.
●	Demand in Brazil is expected to be down due to strong global yields driving down commodity prices and persistently high interest rates.
●	Industry sales in Asia are forecasted to be down moderately due to commodity price changes, inventory reductions, and weather impacts.

Construction and Forestry Outlook for 2024

●	Construction equipment industry sales are forecasted to be down from 2023 levels.
●	Benefits from strong U.S. infrastructure spending and increasing manufacturing investment levels are expected to partially offset declines in housing starts, decreases in rental purchases, low levels of commercial real estate construction, and the effect of inventory levels having recovered from historical lows.
●	Roadbuilding demand remains strong in the U.S., largely offset by continuing softness in Europe.

Financial Services Outlook for 2024

Net Income	Up moderately
+ Higher average portfolio	Favorable
+ Prior period special item	Favorable
(-) Provision for credit losses	Unfavorable
(-) Financing spreads	Unfavorable

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

In the third quarter of 2024, we implemented employee-separation programs for our salaried workforce to help meet our strategic priorities while reducing overlap and redundancy in roles and responsibilities. The programs’ total pretax expenses are estimated to be approximately $150, of which $124 was recorded in the third quarter of 2024. Annual pretax savings from these programs are estimated to be approximately $230, with $100 estimated to be realized in 2024 (See Note 21).

Interest Rates. Central bank policy interest rates increased in 2023 and have remained elevated. Increased rates impacted us in several ways, primarily affecting the demand for our products and financing spreads for the financial services operations.

The markets for our agriculture, turf, and construction products were negatively impacted by elevated interest rates and their effect on borrowing costs for our customers.

Most retail customer receivables are fixed rate. Wholesale financing receivables generally are variable rate. Both types of receivables are financed with fixed and floating rate borrowings. We manage our exposure to interest rate fluctuations by matching our receivables with our funding sources. We also enter into interest rate swap agreements to match our interest rate exposure.

Rising interest rates have historically impacted our borrowings sooner than the benefit is realized from receivable and lease portfolios. As a result, our financial services operations experienced $66 (after-tax) less favorable financing spreads in 2024 compared to 2023. We expect to continue experiencing spread compression in 2024.

Higher interest rates are driven by factors outside of our control, and as a result we cannot reasonably foresee when this condition will subside.

Other Items of Concern and Uncertainties

Other items that could impact our results are:

●	global and regional political conditions, including the ongoing war between Russia and Ukraine and the conflict in the Middle East,
●	economic, tax, and trade policies,
●	new or retaliatory tariffs,
●	capital market disruptions,
●	foreign currency and capital control policies,
●	regulations and legislation regarding right to repair or right to modify,
●	weather conditions,
●	marketplace adoption, and monetization of technologies we have invested in,
●	our ability to strengthen our digital capabilities, automation, autonomy, and alternative power technologies,
●	workforce reductions impact on employee retention, morale, and institutional knowledge,
●	changes in demand and pricing for new and used equipment,
●	delays or disruptions in our supply chain,
●	significant fluctuations in foreign currency exchange rates,
●	volatility in the prices of many commodities, and
●	slower economic growth or recession.

Consolidated Results – 2024 Compared with 2023

	Three Months Ended			Nine Months Ended
Deere & Company	July 28	July 30%		July 28	July 30%
(In millions of dollars, except per share amounts)	2024	2023	Change	2024	2023	Change
Net sales and revenues	$13,152	$15,801	-17	$40,572	$45,839	-11
Net income attributable to Deere & Company	1,734	2,978	-42	5,855	7,797	-25
Diluted earnings per share	6.29	10.20		21.04	26.35

Net sales and revenues decreased for both the quarter and year-to-date periods primarily due to lower sales volumes. Net income and diluted EPS decreased driven by lower sales. The discussion of net sales and operating profit is included in the Business Segment Results below. Net income in each of the periods presented were impacted by special items. See Note 21 for additional details.

An explanation of the cost of sales to net sales ratio and other significant statement of consolidated income changes follows:

	Three Months Ended			Nine Months Ended
	July 28	July 30%		July 28	July 30%
Deere & Company	2024	2023	Change	2024	2023	Change
Cost of sales to net sales	68.9%	67.4%		68.2%	67.7%

Increased for both periods mostly due to higher overhead costs from reduced volumes resulting in production inefficiencies, partially offset by sales price realization, lower material cost, and reduced inbound freight costs.

Other income	$304	$264	+15	$881	$748	+18
Higher for the first nine months primarily due to investment income earned on international mutual funds securities.

Research and development expenses	567	528	+7	1,664	1,571	+6
Higher for both periods due to continued focus on developing and incorporating technology solutions.

Selling, administrative and general expenses	1,278	1,110	+15	3,608	3,392	+6
Increased mostly due to a higher provision for credit losses, higher employee pay driven by inflationary conditions and profit sharing incentives, and employee-separation programs’ expenses.

Interest expense	840	623	+35	2,478	1,671	+48
Increased for both periods primarily due to higher average borrowing rates and higher average borrowings.

Other operating expenses	264	310	-15	930	971	-4
Lower in both periods due to higher pension benefits (see Note 6) and lower foreign exchange losses.

Provision for income taxes	625	636	-2	1,845	2,164	-15
Decreased for both periods as a result of lower pretax income, partially offset by the prior periods’ favorable income tax ruling in Brazil.

Business Segment Results – 2024 Compared with 2023

	Three Months Ended			Nine Months Ended
	July 28	July 30%		July 28	July 30%
Production and Precision Agriculture	2024	2023	Change	2024	2023	Change
Net sales	$5,099	$6,806	-25	$16,529	$19,826	-17
Operating profit	1,162	1,782	-35	3,857	5,160	-25
Operating margin	22.8%	26.2%		23.3%	26.0%
Price realization			+3			+3
Currency translation impact on Net sales			-1

Production and precision agriculture sales decreased for the quarter as a result of lower shipment volumes (primarily in the U.S., Europe, Brazil, and Asia) driven mainly by lower commodity prices and higher interest rates, partially offset by price realization in the U.S. and Canada. Operating profit decreased primarily due to lower shipment volumes and employee-separation programs’ expenses, partially offset by price realization and lower warranty expenses.

Production & Precision Agriculture Operating Profit

Third Quarter 2024 Compared to Third Quarter 2023

Sales for the first nine months decreased as a result of lower shipment volumes (primarily in Brazil, the U.S., and Europe) partially offset by price realization in the U.S. and Canada. Operating profit for the first nine months decreased due to lower sales volume, higher selling, administrative, and general expenses and research and development expenses, partially offset by price realization and lower warranty expenses.

Production & Precision Agriculture Operating Profit

First Nine Months 2024 Compared to First Nine Months 2023

	Three Months Ended			Nine Months Ended
	July 28	July 30%		July 28	July 30%
Small Agriculture and Turf	2024	2023	Change	2024	2023	Change
Net sales	$3,053	$3,739	-18	$8,663	$10,886	-20
Operating profit	496	732	-32	1,393	2,028	-31
Operating margin	16.2%	19.6%		16.1%	18.6%
Price realization			+2			+2
Currency translation impact on Net sales

Small agriculture and turf sales decreased for the quarter due to lower shipment volumes (primarily in Europe, the U.S., and Mexico) driven mainly by uncertainty in commodity prices and higher interest rates, partially offset by price realization in the U.S. and Europe. Operating profit decreased due to lower shipment volumes and higher warranty expenses, partially offset by price realization.

Small Agriculture & Turf Operating Profit

Third Quarter 2024 Compared to Third Quarter 2023

Sales for the first nine months decreased as a result of lower shipment volumes (primarily in the U.S., Europe, and Mexico), partially offset by price realization. Operating profit for the first nine months decreased primarily as a result of lower sales volumes and higher warranty expenses. These items were partially offset by price realization and lower production costs.

Small Agriculture & Turf Operating Profit

First Nine Months 2024 Compared to First Nine Months 2023

	Three Months Ended			Nine Months Ended
	July 28	July 30%		July 28	July 30%
Construction and Forestry	2024	2023	Change	2024	2023	Change
Net sales	$3,235	$3,739	-13	$10,292	$11,053	-7
Operating profit	448	716	-37	1,682	2,179	-23
Operating margin	13.8%	19.1%		16.3%	19.7%
Price realization			-1			+1
Currency translation impact on Net sales			-1

Construction and forestry sales decreased for the quarter due to lower U.S. shipment volumes, driven by moderating demand and efforts to reduce field inventory. Operating profit decreased due to lower sales volumes, unfavorable mix, and unfavorable price realization.

Construction & Forestry Operating Profit

Third Quarter 2024 Compared to Third Quarter 2023

Sales for the first nine months decreased due to lower worldwide shipment volumes, partially offset by price realization. Operating profit for the first nine months decreased due to lower sales volumes, increased production costs driven by low volume inefficiencies, and higher selling, administrative, and general expenses and research and development expenses. These factors were partially offset by price realization.

Construction & Forestry Operating Profit

First Nine Months 2024 Compared to First Nine Months 2023

	Three Months Ended			Nine Months Ended
	July 28	July 30%		July 28	July 30%
Financial Services	2024	2023	Change	2024	2023	Change
Revenue (including intercompany)	$1,667	$1,445	+15	$4,807	$3,987	+21
Interest expense	812	622	+31	2,354	1,604	+47
Net income	153	216	-29	523	429	+22

The average balance of receivables and leases financed was 12 percent higher in the third quarter of 2024 and 16 percent higher in the first nine months of 2024 compared with the same periods last year. Revenue also increased due to higher average financing rates in both periods. Interest expense increased compared to both prior periods as a result of higher average borrowing rates and higher average borrowings. Financial services net income decreased in the third quarter of 2024 due to a higher provision for credit losses and less favorable financing spreads, partially offset by income earned on higher average portfolio balances and favorable discrete tax items. Excluding the impact of an accounting correction in the prior year, financial services net income decreased in the first nine months of 2024 due to a higher provision for credit losses and less favorable financing spreads, partially offset by income earned on higher average portfolio balances. Net income for the first nine months of 2023 was affected by a correction of the accounting treatment for financing incentives offered to John Deere dealers. The cumulative effect of this correction, $173 pretax ($135 after-tax), was recorded in the second quarter of 2023.

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

We closely monitor our cash requirements. Based on the available sources of liquidity, we expect to meet our funding needs in the short term (next 12 months) and long term (beyond 12 months). We are forecasting lower operating cash flows from equipment operations in 2024 compared with 2023 driven by a decrease in net income adjusted for non-cash provisions and a reduction in accounts payable and accrued expenses.

We operate in multiple industries, which have unique funding requirements. The equipment operations are capital intensive. Historically, these operations have been subject to seasonal variations in financing requirements for inventories and receivables from dealers.

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. Banco John Deere S.A. assets and liabilities were reclassified to held for sale in the third quarter of 2024 (see Note 21).

Key metrics are provided in the following table:

	July 28	October 29	July 30
	2024	2023	2023
Cash, cash equivalents, and marketable securities	$8,144	$8,404	$7,417

Trade accounts and notes receivable – net	7,469	7,739	9,297
Ratio to prior 12 month’s net sales	15%	14%	17%

Inventories	7,696	8,160	9,350
Ratio to prior 12 month’s cost of sales	23%	22%	24%

Unused credit lines	4,917	841	950

Financial Services:
Ratio of interest-bearing debt to stockholder’s equity	8.5 to 1	8.4 to 1	8.1 to 1

In 2024, we invested $177 in U.S. dollar denominated bonds issued by the central bank of Argentina. The bonds are recorded in “Marketable securities,” classified as “International debt securities.” These bonds can be held until maturity or sold in a secondary market outside of Argentina to settle intercompany debt.

The increase in unused credit lines in 2024 compared to both prior periods relates to a decrease in commercial paper outstanding.

There have been no material changes to the contractual obligations and other cash requirements identified in our most recently filed Annual Report on Form 10-K.

Cash Flows

	Nine Months Ended
	July 28, 2024	July 30, 2023
Net cash provided by operating activities	$4,139	$2,896
Net cash used for investing activities	(3,671)	(4,563)
Net cash provided by (used for) financing activities	(789)	3,379
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6)	125
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(327)	$1,837

Cash inflows from consolidated operating activities in the first nine months of 2024 were $4,139. This resulted mainly from net income adjusted for non-cash provisions, partially offset by a working capital change. Included in the working capital change was a cash outflow of $1,015 from accounts payable and accrued expenses due to less trade payables consistent with our forecasted decrease in production and lower accrued expenses related to dealer sales discounts and employee benefits. Cash outflows from investing activities were $3,671 in the first nine months of this year. The primary drivers were growth in the retail customer receivable portfolio and equipment on operating leases and purchases of property and equipment. Cash outflows from financing activities were $789 in the first nine months of 2024, as cash returned to shareholders was partially offset by higher external borrowings. Cash returned to shareholders was $4,429 in the first nine months of 2024. Cash, cash equivalents, and restricted cash decreased $327 during the first nine months of 2024.

Key Metrics and Balance Sheet Changes

Trade Accounts and Notes Receivable. Trade accounts and notes receivable arise from sales of goods to customers. Trade receivables decreased $270 during the first nine months of 2024 and decreased $1,828 compared to a year ago, primarily due to lower sales volumes. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3 percent at July 28, 2024, 1 percent at October 29, 2023, and 1 percent at July 30, 2023.

Financing Receivables and Equipment on Operating Leases. Financing receivables and equipment on operating leases consist of retail notes originated in connection with financing of new and used equipment, operating leases, revolving charge accounts, sales-type and direct financing leases, and wholesale notes. Financing receivables and equipment on operating leases increased $1,363 during the first nine months of 2024 and increased $4,276 in the past 12 months due to higher dealer inventory levels and an increase in the retail customer receivable portfolio, partially offset by the reclassification of Banco John Deere S.A. receivables to “Assets held for sale” in the third quarter of 2024 (see Note 21). Total acquisition volumes of financing receivables and equipment on operating leases were 8 percent higher in the first nine months of 2024, compared with the same period last year, as volumes of wholesale notes, operating leases, financing leases, and retail notes were higher, while revolving charge accounts were flat compared to July 30, 2023.

Inventories. Inventories decreased by $464 during the first nine months of 2024 and decreased by $1,654 compared to a year ago. The decreases were due to lower forecasted shipment volumes. A majority of these inventories are valued on the last-in, first out (LIFO) method.

Property and Equipment. Property and equipment cash expenditures in the first nine months of 2024 were $1,043 compared with $887 in the same period last year. Capital expenditures in 2024 are estimated to be approximately $1,850.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $1,733 in the first nine months of 2024, primarily due to decreased accounts payable associated with trade payables, and a decrease in accrued expenses associated with derivative liabilities, dealer sales discounts, and employee benefits. Accounts payable and accrued expenses decreased $943 compared to a year ago due to a decrease in accounts payable associated with trade payables and a decrease in accrued expenses associated with derivative liabilities, partially offset by an increase in extended warranty liabilities.

Borrowings. Total external borrowings increased by $2,444 in the first nine months of 2024 and increased $3,992 compared to a year ago, generally corresponding with the level of the receivable and lease portfolios, as well as other working capital requirements. The change in borrowings was also impacted by the reclassification of Banco John Deere S.A. borrowings to “Liabilities held for sale” in the third quarter of 2024 (see Note 21).

John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 9). The facility was renewed in November 2023 with an expiration in November 2024 and with an increase in the total capacity or “financing limit” from $1,500 to $2,000. At July 28, 2024, $1,566 of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.

In the first nine months of 2024, the financial services operations issued $3,722 and retired $2,849 of retail note securitization borrowings, which are presented in “Net proceeds (payments) in short-term borrowings (original maturities three months or less).”

Lines of Credit. We have access to bank lines of credit with various banks throughout the world.

Worldwide lines of credit totaled $10,930 at July 28, 2024, consisting primarily of:

●	a 364-day credit facility agreement of $5,000 expiring in the second quarter of 2025,
●	a credit facility agreement of $2,750 expiring in the second quarter of 2028, and
●	a credit facility agreement of $2,750 expiring in the second quarter of 2029.

At July 28, 2024, $4,917 of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings were considered to constitute utilization. These credit agreements require Capital Corporation and other parts of our business to maintain certain performance metrics and liquidity targets. All requirements in the credit agreements have been met during the periods included in the financial statements.

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

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	changes in and compliance with U.S., foreign and international laws, regulations, and policies relating to trade, economic sanctions, data privacy, spending, taxing, banking, monetary, environmental (including climate change and engine emissions), and farming policies;
●	political, economic, and social instability of the geographies in which we operate, including the ongoing war between Russia and Ukraine and the conflict in the Middle East;
●	adverse macroeconomic conditions, including unemployment, inflation, interest rate volatility, changes in consumer practices due to slower economic growth, and regional or global liquidity constraints;
●	worldwide demand for food and different forms of renewable energy;

●	the ability to execute business strategies, including our Smart Industrial Operating Model, Leap Ambitions, and mergers and acquisitions;
●	the ability to understand and meet customers’ changing expectations and demand for John Deere products and solutions;
●	accurately forecasting customer demand for products and services and adequately managing inventory;
●	the ability to integrate new technology, including automation and machine learning, and deliver precision technology and solutions to customers;
●	changes to governmental communications channels (radio frequency technology);
●	the ability to adapt in highly competitive markets;
●	dealer practices and their ability to manage inventory and distribution of John Deere products and to provide support and service precision technology solutions;
●	changes in climate patterns, unfavorable weather events, and natural disasters;
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy;
●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for John Deere products and solutions;
●	availability and price of raw materials, components, and whole goods;
●	delays or disruptions in our supply chain;
●	our equipment fails to perform as expected, which could result in warranty claims, post-sales repairs or recalls, product liability litigation, and regulatory investigations;
●	the ability to attract, develop, engage, and retain qualified employees;
●	the impact of workforce reductions on employee retention, morale, and institutional knowledge;
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to John Deere information technology infrastructure and products;
●	loss of or challenges to intellectual property rights;
●	legislation introduced or enacted that could affect our business model and intellectual property, such as right to repair or right to modify legislation;
●	investigations, claims, lawsuits, or other legal proceedings;
●	events that damage our reputation or brand;
●	the agricultural business cycle, which can be unpredictable and is affected by factors such as world grain stocks, available farm acres, acreage planted, soil conditions, harvest yields, prices for commodities and livestock, input costs, and availability of transport for crops; and
●	housing starts and supply, real estate and housing prices, levels of public and non-residential construction, and infrastructure investment.

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENTS OF INCOME
For the Three Months Ended July 28, 2024 and July 30, 2023
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2024	2023	2024	2023	2024	2023	2024	2023
Net Sales and Revenues
Net sales	$11,387	$14,284					$11,387	$14,284
Finance and interest income	155	210	$1,537	$1,335	$(231)	$(292)	1,461	1,253	[1]
Other income	246	222	130	110	(72)	(68)	304	264	[2,3]
Total	11,788	14,716	1,667	1,445	(303)	(360)	13,152	15,801

Costs and Expenses
Cost of sales	7,855	9,630			(7)	(6)	7,848	9,624	[4]
Research and development expenses	567	528					567	528
Selling, administrative and general expenses	962	913	318	199	(2)	(2)	1,278	1,110	[4]
Interest expense	91	94	812	622	(63)	(93)	840	623	[1]
Interest compensation to Financial Services	168	199			(168)	(199)			[1]
Other operating expenses	(16)	34	343	336	(63)	(60)	264	310	[3,5]
Total	9,627	11,398	1,473	1,157	(303)	(360)	10,797	12,195

Income before Income Taxes	2,161	3,318	194	288			2,355	3,606
Provision for income taxes	583	564	42	72			625	636

Income after Income Taxes	1,578	2,754	152	216			1,730	2,970
Equity in income of unconsolidated affiliates		2	1				1	2

Net Income	1,578	2,756	153	216			1,731	2,972
Less: Net loss attributable to noncontrolling interests	(3)	(6)					(3)	(6)
Net Income Attributable to Deere & Company	$1,581	$2,762	$153	$216			$1,734	$2,978

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF INCOME
For the Nine Months Ended July 28, 2024 and July 30, 2023
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2024	2023	2024	2023	2024	2023	2024	2023
Net Sales and Revenues
Net sales	$35,484	$41,765					$35,484	$41,765
Finance and interest income	441	444	$4,466	$3,609	$(700)	$(727)	4,207	3,326	[1]
Other income	732	639	341	378	(192)	(269)	881	748	[2,3]
Total	36,657	42,848	4,807	3,987	(892)	(996)	40,572	45,839

Costs and Expenses
Cost of sales	24,226	28,306			(21)	(18)	24,205	28,288	[4]
Research and development expenses	1,664	1,571					1,664	1,571
Selling, administrative and general expenses	2,844	2,630	771	769	(7)	(7)	3,608	3,392	[4]
Interest expense	314	298	2,354	1,604	(190)	(231)	2,478	1,671	[1]
Interest compensation to Financial Services	510	496			(510)	(496)			[1]
Other operating expenses	76	172	1,018	1,043	(164)	(244)	930	971	[3,5]
Total	29,634	33,473	4,143	3,416	(892)	(996)	32,885	35,893

Income before Income Taxes	7,023	9,375	664	571			7,687	9,946
Provision for income taxes	1,700	2,020	145	144			1,845	2,164

Income after Income Taxes	5,323	7,355	519	427			5,842	7,782
Equity in income of unconsolidated affiliates		3	4	2			4	5

Net Income	5,323	7,358	523	429			5,846	7,787
Less: Net loss attributable to noncontrolling interests	(9)	(10)					(9)	(10)
Net Income Attributable to Deere & Company	$5,332	$7,368	$523	$429			$5,855	$7,797

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEETS
Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	Jul 28	Oct 29	Jul 30	Jul 28	Oct 29	Jul 30	Jul 28	Oct 29	Jul 30	Jul 28	Oct 29	Jul 30
	2024	2023	2023	2024	2023	2023	2024	2023	2023	2024	2023	2023
Assets
Cash and cash equivalents	$5,385	$5,720	$4,858	$1,619	$1,738	$1,718				$7,004	$7,458	$6,576
Marketable securities	155	104	3	985	842	838				1,140	946	841
Receivables from Financial Services	3,951	4,516	5,312				$(3,951)	$(4,516)	$(5,312)				[6]
Trade accounts and notes receivable – net	1,150	1,320	1,589	8,890	8,687	9,991	(2,571)	(2,268)	(2,283)	7,469	7,739	9,297	[7]
Financing receivables – net	82	64	60	43,814	43,609	41,242				43,896	43,673	41,302
Financing receivables securitized – net	2			8,272	7,335	7,001				8,274	7,335	7,001
Other receivables	1,821	1,813	2,599	494	869	599	(45)	(59)	(80)	2,270	2,623	3,118	[7]
Equipment on operating leases – net				7,118	6,917	6,709				7,118	6,917	6,709
Inventories	7,696	8,160	9,350							7,696	8,160	9,350
Property and equipment – net	7,058	6,843	6,385	34	36	33				7,092	6,879	6,418
Goodwill	3,960	3,900	3,994							3,960	3,900	3,994
Other intangible assets – net	1,030	1,133	1,199							1,030	1,133	1,199
Retirement benefits	3,047	2,936	3,503	80	72	71	(1)	(1)	(1)	3,126	3,007	3,573	[8]
Deferred income taxes	2,192	2,133	1,393	35	68	65	(329)	(387)	(98)	1,898	1,814	1,360	[9]
Other assets	2,236	1,948	2,083	675	559	583	(8)	(4)	(7)	2,903	2,503	2,659
Assets held for sale				2,965						2,965
Total Assets	$39,765	$40,590	$42,328	$74,981	$70,732	$68,850	$(6,905)	$(7,235)	$(7,781)	$107,841	$104,087	$103,397

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$983	$1,230	$1,773	$14,311	$16,709	$15,370				$15,294	$17,939	$17,143
Short-term securitization borrowings	1			7,868	6,995	6,608				7,869	6,995	6,608
Payables to Equipment Operations				3,951	4,516	5,312	$(3,951)	$(4,516)	$(5,312)				[6]
Accounts payable and accrued expenses	13,880	14,862	14,403	3,141	3,599	3,307	(2,624)	(2,331)	(2,370)	14,397	16,130	15,340	[7]
Deferred income taxes	420	452	420	390	455	184	(329)	(387)	(98)	481	520	506	[9]
Long-term borrowings	6,592	7,210	7,299	36,100	31,267	30,813				42,692	38,477	38,112
Retirement benefits and other liabilities	2,048	2,032	2,423	109	109	114	(1)	(1)	(1)	2,156	2,140	2,536	[8]
Liabilities held for sale				1,803						1,803
Total liabilities	23,924	25,786	26,318	67,673	63,650	61,708	(6,905)	(7,235)	(7,781)	84,692	82,201	80,245

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	84	97	101							84	97	101

Stockholders’ Equity
Total Deere & Company stockholders’ equity	23,062	21,785	23,048	7,308	7,082	7,142	(7,308)	(7,082)	(7,142)	23,062	21,785	23,048	[10]
Noncontrolling interests	3	4	3							3	4	3
Financial Services’ equity	(7,308)	(7,082)	(7,142)				7,308	7,082	7,142				[10]
Adjusted total stockholders’ equity	15,757	14,707	15,909	7,308	7,082	7,142				23,065	21,789	23,051
Total Liabilities and Stockholders’ Equity	$39,765	$40,590	$42,328	$74,981	$70,732	$68,850	$(6,905)	$(7,235)	$(7,781)	$107,841	$104,087	$103,397

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended July 28, 2024 and July 30, 2023
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2024	2023	2024	2023	2024	2023	2024	2023
Cash Flows from Operating Activities
Net income	$5,323	$7,358	$523	$429			$5,846	$7,787
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	10	3	212	(67)			222	(64)
Provision for depreciation and amortization	932	872	773	757	$(107)	$(102)	1,598	1,527	[11]
Impairments and other adjustments			53	173			53	173
Share-based compensation expense					159	112	159	112	[12]
Distributed earnings of Financial Services	250	31			(250)	(31)			[13]
Credit for deferred income taxes	(49)	(322)	(76)	(107)			(125)	(429)
Changes in assets and liabilities:
Receivables related to sales	106	(293)			(2,552)	(4,766)	(2,446)	(5,059)	[14,16]
Inventories	391	(534)			(157)	(129)	234	(663)	[15]
Accounts payable and accrued expenses	(924)	730	212	303	(303)	(986)	(1,015)	47	[16]
Accrued income taxes payable/receivable	13	(619)	18	24			31	(595)
Retirement benefits	(241)	(115)	(5)	(1)			(246)	(116)
Other	(109)	247	44	(15)	(107)	(56)	(172)	176	[11,12,15]
Net cash provided by operating activities	5,702	7,358	1,754	1,496	(3,317)	(5,958)	4,139	2,896

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			19,826	18,440	(683)	(848)	19,143	17,592	[14]
Proceeds from maturities and sales of marketable securities	56	68	277	59			333	127
Proceeds from sales of equipment on operating leases			1,451	1,445			1,451	1,445
Cost of receivables acquired (excluding receivables related to sales)			(21,395)	(21,043)	282	329	(21,113)	(20,714)	[14]
Purchases of marketable securities	(220)	(19)	(352)	(194)			(572)	(213)
Purchases of property and equipment	(1,041)	(885)	(2)	(2)			(1,043)	(887)
Cost of equipment on operating leases acquired			(2,377)	(2,143)	212	175	(2,165)	(1,968)	[15]
Decrease (increase) in investment in Financial Services	11	(811)			(11)	811			[17]
Increase in trade and wholesale receivables			(3,255)	(6,270)	3,255	6,270			[14]
Collateral on derivatives – net			390	240			390	240
Other	(88)	(210)	(8)	24	1	1	(95)	(185)
Net cash used for investing activities	(1,282)	(1,857)	(5,445)	(9,444)	3,056	6,738	(3,671)	(4,563)

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	81	(152)	(1,073)	5,192			(992)	5,040
Change in intercompany receivables/payables	558	1,476	(558)	(1,476)
Proceeds from borrowings issued (original maturities greater than three months)	115	60	15,397	9,912			15,512	9,972
Payments of borrowings (original maturities greater than three months)	(1,061)	(116)	(9,731)	(5,746)			(10,792)	(5,862)
Repurchases of common stock	(3,227)	(4,663)					(3,227)	(4,663)
Capital investment from Equipment Operations			(11)	811	11	(811)			[17]
Dividends paid	(1,202)	(1,065)	(250)	(31)	250	31	(1,202)	(1,065)	[13]
Other	(37)	4	(51)	(47)			(88)	(43)
Net cash provided by (used for) financing activities	(4,773)	(4,456)	3,723	8,615	261	(780)	(789)	3,379

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	12	108	(18)	17			(6)	125

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(341)	1,153	14	684			(327)	1,837
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5,755	3,781	1,865	1,160			7,620	4,941
Cash, Cash Equivalents, and Restricted Cash at End of Period	$5,414	$4,934	$1,879	$1,844			$7,293	$6,778

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$5,385	$4,858	$1,619	$1,718			$7,004	$6,576
Cash, cash equivalents, and restricted cash (Assets held for sale)			108				108
Restricted cash (Other assets)	29	76	152	126			181	202
Total Cash, Cash Equivalents, and Restricted Cash	$5,414	$4,934	$1,879	$1,844			$7,293	$6,778

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

Item 4.CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of July 28, 2024, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the third quarter of 2024, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

We are subject to various unresolved legal actions, the most prevalent of which relate to product liability (including asbestos-related liability), retail credit, employment, patent, trademark, and antitrust matters. We believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our consolidated financial statements.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of our common stock during the third quarter of 2024 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Per Share	(thousands)	(millions)
Apr 29 to May 26	900	$403.24	900	26.3
May 27 to Jun 23	659	375.46	659	25.7
Jun 24 to Jul 28	537	375.06	537	25.2
Total	2,096		2,096
(1)	We have a share repurchase plan that was announced in December 2022 to purchase up to $18.0 billion of shares of our common stock. The maximum number of shares that may yet be purchased under this plan was 25.2 million based on the closing price of our common stock on the New York Stock Exchange as of the end of the third quarter of 2024 of $386.55 per share. At the end of the third quarter of 2024, $9.7 billion of common stock remained to be purchased under this plan.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

None.

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

DEERE & COMPANY

Date:	August 29, 2024	By:	/s/ Joshua A. Jepsen
Joshua A. Jepsen Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)