Form 10-K
period 2024-10-27
DEERE & CO
filed 2024-12-12
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 27, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 1-4121

DEERE & COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-2382580
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One John Deere Place, Moline, Illinois	61265	(309) 765-8000
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $1 par value	DE	New York Stock Exchange
6.55% Debentures Due 2028	DE28	New York Stock Exchange

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

The aggregate quoted market price of voting stock of the registrant held by non-affiliates at April 26, 2024 was $108,321,022,524. At November 29, 2024, 271,575,282 shares of common stock, $1 par value, of the registrant were outstanding.

Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 26, 2025 are incorporated by reference into Part III of this Form 10-K.

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

As used herein, the terms “John Deere,” “we,” “us,” “our,” or “the Company” refer collectively to Deere & Company and its subsidiaries, unless designated or identified otherwise. All amounts are presented in millions of dollars, unless otherwise specified.

Products

The John Deere enterprise has manufactured agricultural equipment since 1837. Deere & Company was incorporated under the laws of Delaware in 1958. Our business is managed through the following four business segments: production and precision agriculture (PPA), small agriculture and turf (SAT), construction and forestry (CF), and financial services (John Deere Financial or FS).

BUSINESS SEGMENT	PRODUCTION AND PRECISION AGRICULTURE	SMALL AGRICULTURE AND TURF	CONSTRUCTION AND FORESTRY	FINANCIAL SERVICES
PRODUCTS	● Large and Certain Mid-Size Tractors ● Combines ● Cotton Pickers and Cotton Strippers ● Sugarcane Harvesters ● Sugarcane Loaders ● Soil Preparation, Tillage, Seeding, Application, and Crop Care Equipment
●
Certain Mid-Size, Utility, and Compact Utility Tractors
●
Self-Propelled Forage Harvesters
●
Hay and Forage Equipment
●
Rotary Mowers
●
Utility Vehicles
●
Riding Lawn Equipment and Commercial Mowing Equipment
●
Golf Course Equipment

●
Backhoe Loaders
●
Crawler Dozers and Loaders
●
Skid Steers
●
Scraper Systems
●
Four-Wheel-Drive Loaders and Compact Track Loaders
●
Excavators and Compact Excavators
●
Equipment used in Timber Harvesting
●
Road Building and Road Rehabilitation Equipment
●
Articulated Dump Trucks and Motor Graders
● Retail Notes ● Revolving Charge Accounts ● Wholesale Receivables ● Leases ● Extended Warranties

CROPS/FUNCTION	● Corn and Soy ● Small Grain ● Cotton ● Sugarcane	● Dairy and Livestock ● Lawn and Property Maintenance ● Golf Course Maintenance ● High-Value Crops and Small Acreage Crops	● Earthmoving ● Forestry ● Roadbuilding	● Financial Solutions

Smart Industrial Operating Model and Leap Ambitions

Our Smart Industrial Operating Model is based on the following three focus areas:

1.	Production Systems. A strategic alignment of products and solutions around our customers’ production systems. Production systems refer to the series of steps our customers take to execute different tasks, operations, and projects to grow an agricultural product or execute a project.
2.	Technology Stack. Investments in technology, as well as research and development, that deliver intelligent solutions to our customers through hardware and devices, embedded software, connectivity, data platforms, and applications. The technology stack leverages these core technologies across the enterprise, including digital capabilities, automation and machine learning, autonomy, and alternative power technologies. The stack has the potential to unlock economic and sustainable value for customers by optimizing jobs, strengthening decision-making, and better connecting the steps of a production system.
3.	Lifecycle Solutions. The enterprise integration of our aftermarket and support capabilities to more effectively manage customer equipment, service, and technology needs across the full lifetime of a John Deere product, and with a specific lifecycle solution focus on the ownership experience. This integrated support seeks to enhance customer value through proactive and reactive support, easy access to parts, value-add services, and precision upgrades, regardless of when a customer purchases our equipment.

Our Leap Ambitions are a framework designed to boost economic value and sustainability for our customers. The Leap Ambitions set goals to measure the results of our Smart Industrial Operating Model. The ambitions align across our customers’ production systems, seeking to optimize their operations to deliver better outcomes with fewer resources.

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

We aim to deliver ongoing value across our product lines by digitally connecting certain equipment we produce, enabling our customers to leverage technology for better economic and more sustainable outcomes in their businesses. We are measuring our customers’ utilization of our technology, in part, by the number of engaged acres, which is a measure of our PPA and SAT customers’ use of the John Deere Operations Center (our online farm management system). Engaged acres generally reflects the number of unique acres with at least one operation pass recorded in the Operations Center in the past 12 months. We are also introducing viable alternative power technologies for various product families. Furthermore, we plan to enhance how we deliver value by investing in a Solutions as a Service business model.

We also aim to enable our customers to be more sustainable in their production steps. For example, we provide our agricultural customers with technology solutions that help to improve their crops’ nitrogen use efficiency and increase their crops’ protection efficiency. Across all segments we believe we will deliver ongoing value by continuing to focus on reducing the CO2e emissions from our equipment, including offering hybrid-electric and electric options where feasible in our product families. We also continue to work toward production of a fully autonomous, battery-powered agricultural tractor and have launched several models of electric turf and compact construction products. We also expect to support sustainable outcomes and deliver value through increasing the use of grade management control for earthmoving customers, intelligent boom control for forestry customers, and precision solutions for roadbuilding customers.

Equipment Operations

Our equipment operations consist of three of our business segments: PPA, SAT, and CF. In fiscal year 2024, PPA generated $20,834 net sales, or 47 percent of equipment operations net sales; SAT generated $10,969 net sales, or 24 percent of equipment operations net sales; and CF generated $12,956 net sales, or 29 percent of equipment operations net sales.

Production and Precision Agriculture

The PPA segment is committed to meeting the fundamental needs of our customers through a combination of equipment and technology designed to enable our customers to overcome some of their biggest challenges: doing more with less, labor shortages, volatile input costs, and executing jobs in tighter timeframes. This segment defines, develops, and delivers global equipment and technology solutions for production-scale growers of crops like large grains (such as corn and soy), small grains (such as wheat, oats, and barley), cotton, and sugarcane. Equipment manufactured and distributed by the segment includes large and certain mid-size tractors, combines, cotton pickers, cotton strippers, sugarcane harvesters, and related harvesting front-end equipment. In addition, the segment includes tillage, seeding, and application equipment, including sprayers and nutrient management and soil preparation machinery.

We continue to invest in the development and production of advanced technology through integrated agricultural solutions and precision technologies across our portfolio of equipment. For example, we have advanced our planting and crop care offerings for corn and soy production systems to better meet customer demands throughout the cultivation cycle.

We have developed a differentiated, production system-level approach that helps us understand how customers operate, focusing on their costs, identifying the opportunities for them to reduce inputs, and improving productivity, crop yields, and sustainability. Advancements such as precise global navigation satellite systems technology, advanced connectivity and telematics, on-board sensors and computing power, automation software, digital tools, applications, and analytics provide seamless integration of information designed to improve customer decision-making and job execution. Our advanced telematics systems remotely connect equipment owners, business managers, and dealers to equipment in the field. This connection provides real-time alerts and information about equipment location, utilization, performance, and maintenance to improve productivity and efficiency, as well as to monitor agronomic job execution.

In fiscal year 2024, we introduced the new S7 Series combines and updated 9RX tractors, designed to enhance customer value and address key agricultural challenges, such as time constraints caused by variable weather, labor shortages, and rising costs. The S7 Series combines feature advanced automation packages and the 9RX tractors come with new engine options, updated technology packages, and modernized cabins.

In addition to John Deere brand names, the table below provides a list of PPA products and their associated brand names:

PRODUCT	BRAND NAME
Sprayers	Hagie, Mazzotti
Planters and Cultivators	Monosem
Sprayers and Planters	PLA
Carbon Fiber Sprayer Booms	King Agro
Sugarcane Harvester Aftermarket Parts	Sunbelt Outdoor Products, Unimil by John Deere
Aftermarket Parts for PPA Products	Vapormatic, A & I, Unimil, Alternatives by John Deere, Frontier

Small Agriculture and Turf

SAT is committed to meeting the needs of our customers through defining, developing, and delivering global equipment and technology solutions designed to unlock value and sustainability for dairy and livestock producers, high-value crop and small acre crop producers, and turf and utility customers. The segment works to provide product leadership while extending integrated agricultural solutions and precision technologies across its portfolio of equipment to unlock incremental value for customers.

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

In the small agriculture market, we have introduced autonomous solutions, connectivity capabilities, and a path to electrifying our future by delivering a portfolio that helps current customers meet sustainability goals while finding innovative ways to serve new customers and unlock new markets for mechanization at scale.

In addition to John Deere brand names, the table below provides a list of SAT products and their associated brand names:

PRODUCT	BRAND NAME
Equipment Attachments	Frontier, Kemper, GreenSystem, Smart Apply
Aftermarket Parts for SAT	Vapormatic, A&I, Alternatives by John Deere, Frontier

Agriculture and Turf Operations

Smart Industrial Operating Model. As part of our Smart Industrial Operating Model, the segments are aligned around production systems, enabling focus on delivering equipment, technology, and solutions across all the jobs customers execute during a season. Sales and marketing support for both the PPA and SAT segments is organized around four geographic regions: U.S., Canada, and Australia; Latin America and South America; Europe, and the Commonwealth of Independent States (CIS); and Africa, Asia, and the Middle East.

Business Environment. Sales of agricultural equipment are affected by total farm cash receipts, which reflect levels of farm commodity prices, acreage planted, crop yields, and government policies, including global trade policies, and the amount and timing of government payments. Sales also are influenced by general economic conditions, farmland prices, farmers’ debt levels and access to financing, interest and exchange rates, agricultural trends, including the production of and demand for renewable fuels, labor availability and costs, energy costs and related policies, tax policies, policies related to climate change, and other input costs associated with farming. Other key factors affecting new agricultural equipment sales are the value, age, and level of used equipment, including tractors, harvesting equipment, self-propelled sprayers, hay and forage equipment, and seeding equipment. Weather and climatic conditions also can affect buying decisions of agricultural equipment purchasers.

With challenging economic conditions including higher interest rates and decreasing crop prices, innovations in machinery and technology may have an even greater influence on agricultural equipment purchasing. For example, larger, more productive equipment is well accepted where farmers are striving for more efficiency in their operations to increase profits. Large, cost-efficient, highly mechanized agricultural operations account for an important share of worldwide farm output. These customers are increasingly adopting and integrating precision agricultural technologies like guidance, telematics, automation, and data management in their operations. The large-size agricultural equipment used on such farms has been particularly important to us. A large proportion of the equipment operations’ total agricultural equipment sales in the U.S. and Canada, as well as in many countries outside the U.S. and Canada, are comprised of (1) tractors over 100 horsepower, (2) self-propelled combines, cotton pickers, forage harvesters, and sprayers, and (3) seeding equipment. In addition, small tractors are an important part of our global business.

Retail sales of lawn and garden tractors, compact utility tractors, residential and commercial mowers, utility vehicles, and golf and turf equipment are influenced by the housing market, weather conditions, consumer spending patterns, and general economic conditions like unemployment, interest rates, and inflation.

Seasonality. Seasonal patterns in retail demand for agricultural equipment can result in substantial variations in the volume and mix of products sold to retail customers during the year. Seasonal demand is estimated in advance, and equipment is manufactured in anticipation of such demand to achieve efficient utilization of personnel and facilities throughout the year. The PPA and SAT segments can incur substantial seasonal variations in cash flows to finance production and inventory of agricultural and turf equipment. The segments also incur costs to finance sales to dealers in advance of seasonal demand.

For certain equipment, we offer early order programs, which can include discounts to retail customers who place orders well in advance of the use season. Production schedules are based, in part, on these early order programs; however, during periods of high demand, some factories may still produce after the use season. New combines, cotton harvesting equipment, and sprayers are sold under early order programs with waivers of retail finance charges available to customers who take delivery of machines during non-use seasons.

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

To address these challenges and unlock value for customers, we deliver a robust portfolio of construction, roadbuilding, and forestry products with precision technology solutions. Our smart solutions such as SmartWeigh™, grade control offerings, machine and system automation, and Operations Center, are designed to allow customers to complete more functions with fewer inputs, reduce rework and guesswork, and transform data into insights to allow for better decisions. Obstacle detection solutions such as SmartDetect™ supplement operator visibility on the jobsite through a combination of cameras, radar, and machine learning. Additionally, we plan to deliver hybrid-electric and battery electric equipment solutions to help customers reduce tailpipe emissions without sacrificing power and performance.

Our primary construction products include excavators, wheel loaders, motor graders, dozers, backhoes, articulated dump trucks, skid steers, compact excavators, and compact track loaders, along with a variety of attachments. Our Wirtgen roadbuilding products include milling machines, pavers, compactors, rollers, crushers, screens, and asphalt plants. Similar to the construction product lineup, the Wirtgen brand also provides a technology stack aimed at allowing customers to make smarter and more sustainable decisions. Technology offerings include Wirtgen Performance Tracker, Mill Assist, Level Pro, Vögele Roadscan, Smart Compact, WITOS Paving, Spective Connect, AutoTrac™, and John Deere Connected Support™.

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

The prevailing levels of residential, commercial, and public construction, investment in infrastructure, and the condition of the forestry products industry influence retail sales of our construction, roadbuilding, and forestry equipment. General economic conditions, interest rates, the availability of credit, and certain commodity prices, such as those applicable to oil and gas, pulp, paper, and saw logs, also influence sales.

In addition to John Deere brand names, the table below provides a list of CF products and their associated brand names:

PRODUCT	BRAND NAME
Roadbuilding Equipment	Wirtgen, Vögele, Hamm, Kleemann, Benninghoven, Ciber
Forestry Attachments	Waratah

Competition

The equipment operations sell products and services in a variety of competitive global and regional markets. The principal competitive factors in all markets include product performance, innovation, quality, distribution, sustainability, customer service, and value. John Deere’s brand recognition is a competitive factor in North America and many other parts of the world.

The agricultural equipment industry continues to change and is becoming even more competitive through the emergence and global expansion of many competitors. The competitive environment for the agriculture and turf operations includes some global competitors, such as AGCO Corporation, CLAAS KGaA mbH, CNH Industrial N.V., Kubota Tractor Corporation, Mahindra & Mahindra Limited, and The Toro Company. These competitors have varying numbers of product lines competing with our products and each has varying degrees of regional focus. Additional competition within the agricultural equipment industry has come from a variety of short-line and specialty manufacturers, as well as local or regional competitors, with differing manufacturing and marketing methods. As technology increasingly enables enhanced productivity in agriculture, the industry is also attracting non-traditional competitors, including technology-focused companies and start-up ventures.

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

Considerable effort is being directed to manufacturing cost reductions through improvements in process, optimization of factories, including product line relocation, product design, advanced manufacturing technology, and supply management and logistics, as well as compensation incentives related to productivity and organizational structure. Our flexible assembly lines, which can accommodate a wide product mix and deliver products in line with changes in dealer and customer demand, support our process improvements.

See Item 2 “Properties” in this Annual Report on Form 10-K for more information about our manufacturing facilities.

Research and Development; Patents, Trademarks, Copyrights, and Trade Secrets

We make substantial investments in research and development to improve the quality and performance of our products, to develop new products and technologies to meet our customers’ needs, to integrate sustainable solutions into our products, and to comply with government, safety, and engine emissions regulations.

Our research and development activities are a vital component in our Smart Industrial Operating Model as customers seek to improve profitability, productivity, and sustainability through technology. Integration of technology into equipment is a persistent market trend, and we continue to capitalize on this market trend.

We own a significant number of patents, trademarks, copyrights, trade secrets, and intellectual property licenses related to our products and services and expect the number to grow as we continue to pursue technological innovations. We further our competitive position by filing patent and trademark applications in the U.S. and internationally to protect technology, improvements considered important to the business, and our brand. We believe that, taken together, our rights under these patents and licenses are important to our operations and competitive position but do not regard any of our businesses as being dependent upon any single patent or family of patents. See “Risk Factors - Our business could be adversely affected by the infringement or loss of intellectual property rights” for more information.

Sales and Distribution

Through the U.S. and Canada, we market products to approximately 2,050 independent dealer locations. Of these, approximately 1,600 sell agricultural equipment, while approximately 450 sell construction, earthmoving, material handling, roadbuilding, compact construction, and/or forestry equipment. In addition, roadbuilding equipment is sold at approximately 100 roadbuilding-only locations that may carry products that compete with our construction, earthmoving, material handling, and/or forestry equipment. Turf equipment is sold at most John Deere agricultural equipment locations, a few construction, earthmoving, material handling, roadbuilding, and/or forestry equipment locations, and about 280 turf-only locations. In addition, certain lawn and garden and compact construction products are sold through The Home Depot and Lowe’s.

Outside the U.S. and Canada, our agriculture and turf equipment is sold to distributors and dealers for resale in over 100 countries. Sales and administrative offices are located in Argentina, Australia, Brazil, China, France, Germany, India, Italy, Mexico, Poland, Singapore, Sweden, South Africa, Spain, Ukraine, and the United Kingdom. Turf equipment sales outside the U.S. and Canada occur primarily in Western Europe and Australia. Construction, earthmoving, material handling, and forestry equipment is sold to distributors and dealers primarily by sales offices located in Australia, Brazil, Finland, New Zealand, Singapore, and the United Kingdom. Some of these dealers are independently owned while we own others. Roadbuilding equipment is sold directly to retail customers and independent distributors and dealers for resale. The Wirtgen Group operates company-owned sales and service subsidiaries in Australia, Austria, Belgium, Bulgaria, China, Denmark, Estonia, Finland, France, Georgia, Germany, Hungary, India, Ireland, Italy, Japan, Latvia, Lithuania, Malaysia, the Netherlands, Norway, Poland, Romania, South Africa, Sweden, Taiwan, Thailand, Turkey, Ukraine, and the United Kingdom. The equipment operations operate centralized parts distribution warehouses in the U.S., Brazil, and Germany in coordination with regional parts depots and distribution centers in Argentina, Australia, China, India, Mexico, South Africa, Sweden, and the United Kingdom.

We market engines, power trains, and electronic components worldwide through select sales branches or directly to regional and global original equipment manufacturers and independently owned engine distributors.

Raw Materials

We source raw materials, manufactured components, and replacement parts for our equipment, engines, and other products from leading suppliers both domestically and internationally. These materials and components include a variety of steel products, metal castings, forgings, plastics, hydraulics, electronics, and ready-to-assemble components made to certain specifications. We also source various goods and services used for production, logistics, offices, and research and development. We develop and maintain sourcing strategies for our purchased materials and emphasize long-term supplier relationships at the core of these strategies. We use a variety of agreements with suppliers intended to drive innovation, ensure availability and delivery of raw materials and components, manage costs on a globally competitive basis, protect our intellectual property, and minimize other supply-related risks. We are focused on proactively increasing the resiliency of our supply chain and actively monitoring supply chain risks to minimize the likelihood of business disruptions caused by the supply base, including supplier financial viability, capacity, business continuity, labor availability, quality, delivery, cybersecurity, weather-related events, and natural disasters. We have implemented mitigation efforts to minimize the impact of potential and actual supply chain disruptions on our customers. Examples include working with the supply base to prioritize allocations to improve material availability, multi-sourcing selected parts and materials, entering long-term contracts for some critical components, and using alternative freight carriers to expedite delivery.

Backlog Orders

The dollar amount of backlog orders as of October 27, 2024 was approximately $5.2 billion for the PPA segment and $2.1 billion for the SAT segment, compared with $7.9 billion and $3.3 billion, respectively, at October 29, 2023. The agriculture and turf backlog are generally highest in the second and third quarters due to seasonal buying trends in these industries. The dollar amount of backlog orders for the CF segment was approximately $2.2 billion at October 27, 2024, compared with $6.4 billion at October 29, 2023. Backlog orders for equipment operations include all orders deemed to be firm as of the referenced date. Backlog orders decreased as demand has declined.

Financial Services

U.S. and Canada. The financial services segment primarily provides and administers financing for retail purchases from our dealers of new equipment manufactured by our agricultural and turf and construction and forestry operations, as well as used equipment taken in trade for this equipment. The Company and John Deere Construction & Forestry Company (a wholly-owned subsidiary of the Company) are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, generally purchases retail installment sales and loan contracts (retail notes) from the sales companies. In Canada, John Deere Financial Inc., a Canadian financial services subsidiary, purchases and finances retail notes acquired by John Deere Canada ULC, our Canadian sales company. The terms of retail notes and the basis on which the financial services operations acquire retail notes from the sales companies are governed by agreements with the sales companies. The financial services segment also finances and services revolving charge accounts, in most cases acquired from and offered through merchants in the agricultural and turf markets. Additionally, the financial services operations provide wholesale financing to dealers of our agriculture and turf equipment and construction and forestry equipment (wholesale notes), primarily to finance inventories of equipment for those dealers. The various financing options offered by the financial services operations are designed to enhance sales of our products and generate financing income for the financial services operations. In the U.S. and Canada, certain subsidiaries included in the financial services segment offer extended equipment warranties.

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

We have an agreement with Capital Corporation to make payments to Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for any four consecutive fiscal quarterly periods. We also have committed to continuing to own, directly or through one or more wholly-owned subsidiaries, at least 51 percent of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation’s consolidated tangible net worth at not less than $50 million. Our obligations to make payments to

Capital Corporation under this agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations, or other liabilities. Further, our obligations under the agreement are not measured by the amount of Capital Corporation’s indebtedness, obligations, or other liabilities. Our obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation, or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. As of October 27, 2024, we were in compliance with all of our obligations, and no payments were required under this agreement in fiscal year 2024 or fiscal year 2023. As of October 27, 2024, we indirectly owned 100 percent of the voting shares of Capital Corporation’s capital stock and Capital Corporation’s consolidated tangible net worth was $6,226.2 million.

Outside the U.S. and Canada. The financial services operations also offer financing, primarily for our products, in Argentina, Australia, Brazil, India, Mexico, New Zealand, and in several other countries in Africa, Asia, Europe, and Latin America. In certain markets, financing is offered through cooperation agreements or joint ventures with other financial institutions. For example, in the fourth quarter of fiscal year 2024, we entered into a joint venture agreement with a Brazilian bank, Banco Bradesco S.A. (Bradesco), for Bradesco to invest and become 50 percent owner of our subsidiary in Brazil, Banco John Deere S.A.. The way the financial services operations offer financing is affected by a variety of country-specific laws, regulations, and customs, including those governing property rights and debtor obligations, which are subject to change, and which may introduce greater risk to the financial services operations.

The financial services operations also offer to select customers and dealers credit enhanced international export financing primarily for the purchase of our products.

Additional information on the financial services operations is provided in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) section in this Annual Report on Form 10-K.

Environmental Matters

We are subject to a variety of local, state, and federal environmental laws and regulations in the U.S., as well as the environmental laws and regulations of other countries in which we conduct business. We strive to comply with applicable laws and regulations; however, in the event of noncompliance, we could be subject to fines and other penalties. Compliance with these laws and regulations adds to the cost of our production operations and compliance with emissions regulations adds to the cost of our products. In fiscal year 2024, compliance with environmental controls applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position. At this time, we do not expect to incur material capital expenditures related to environmental controls during fiscal year 2025. In addition to ensuring compliance with laws and regulations, we aim to reduce our environmental footprint through our Leap Ambitions framework and seek opportunities to reduce environmental impacts on the communities where we operate.

The U.S., the European Union (EU), India, and other governments throughout the world have enacted, and continue to enact, laws and regulations to reduce off-road engine emissions. Compliance with these regulations requires significant investments in the development of new engine technologies and after-treatment systems.

Governments also are implementing laws regulating products across their life cycles, including raw material sourcing and the storage, distribution, sale, use, and disposal of products at their end of life. These laws and regulations include requirements to develop less hazardous chemical substances and products, right-to-know, restriction of hazardous substances, and product take-back laws.

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

We continue to monitor and review developing sustainability frameworks, standards, and global regulations.

With respect to properties and businesses that have been or will be acquired, we conduct due diligence into potential exposure to environmental liabilities but cannot be certain that we have identified, or will identify, all adverse environmental conditions.

Government Regulations

We are subject to a wide variety of local, state, and federal laws and regulations in the countries where we operate. These laws and regulations include a range of trade, product, anti-bribery, anti-corruption, foreign exchange, employment, tax, environmental, safety, data privacy, telecommunications, antitrust, and other laws and regulations.

Compliance with these laws and regulations often requires the dedication of time and effort of our employees, as well as financial resources. In fiscal year 2024, compliance with the regulations applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position. At this time, we do not expect to incur material capital expenditures related to compliance with regulations during fiscal year 2025. Additional information about the impact of government regulations on our business is included in Item 1A, “Risk Factors – Strategy Risks” and “Compliance Risks.”

Human Capital

Our employees are guided by a simple principle: We run so life can leap forward. Employees are further guided by our Code of Business Conduct (Code), which helps them to uphold and strengthen the standards of honor and integrity that have defined John Deere since our founding. And while our world and business may change, we continue to be guided by our core values — Integrity, Quality, Humanity, Commitment, and Innovation. Humanity was added as our fifth core value in fiscal year 2024.

Employees

At October 27, 2024, we had approximately 75,800 employees, of which approximately 35,200 are full-time production employees. We had 29,600 total employees in the U.S. of which approximately 13,300 were production employees. We also retain consultants, independent contractors, and temporary and part-time workers.

Unions are certified as bargaining agents for approximately 77 percent of our U.S. production and maintenance employees. Approximately 8,900 of our active U.S. production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of November 1, 2027. A small number of U.S. production employees are represented by the International Association of Machinists and Aerospace Workers (IAM). Collective bargaining agreements covering our employees in the U.S. expire between 2025 and 2027. Unions also represent the majority of employees at our manufacturing facilities outside the U.S.

There is no guarantee that we will be able to renew collective bargaining agreements or whether such agreements will be on terms satisfactory to us. For further discussion, see “Risk Factors—Disputes with labor unions may adversely affect our ability to operate in our facilities as well as impact our financial results.”

Code of Business Conduct

We are committed to conducting business in accordance with the highest ethical standards. We require all employees to complete training on our Code and also require that employees regularly certify compliance with the Code. The Code provides specific guidance to all our employees outlining how they can and must uphold and strengthen the integrity that has defined John Deere since our founding. In addition, we maintain a global compliance hotline to report concerns of potential violations of the Code, global policies, or the law.

Health and Safety

We strive to achieve safety excellence through increased focus on injury prevention, leading indicators, risk reduction, and health and safety management systems. We have made progress on implementing best practices and leading indicators for enabling employee safety over recent years with our Health and Safety Management System.

We utilize a safety balanced scorecard, which includes leading and lagging indicators, and is designed to enable continuous measurement of safety performance and drive continuous improvement. Leading indicators include incident corrective action closure rates, ergonomic scorecard, and risk reduction from safety and ergonomic risk assessment projects. Lagging indicators include total recordable incident rate, ergonomic recordable case rate, lost time frequency rate, and near-miss rate. Leading and lagging indicators are tracked by most of our manufacturing facilities and internally reported. In fiscal year 2024, we reported a total recordable incident rate of 1.69 and a lost time frequency rate of 0.63. To improve our total recordable incident rate, we will prioritize injury prevention and risk reduction strategies and improve ergonomic programs.

Workplace Practices and Policies

We are an equal opportunity employer committed to providing a workplace free of harassment and discrimination. We believe that a diverse workforce that reflects the communities we serve is essential to our long-term success. For recruiting and development opportunities, we work with a variety of professional organizations to support a diverse pipeline of candidates representing the fields of accounting, agriculture, engineering, general business, science, and technology, and provide development opportunities for employees.

Compensation & Benefits

Our total rewards are intended to be competitive, meet the varied needs of our global workforce, and reinforce our values. We are committed to providing comprehensive and competitive pay and benefits to our employees. We continue to invest in employees through growth and development and well-being initiatives.

Our work environment is designed to promote innovation, well-being, and reward performance. Our total rewards for employees include a variety of components that aim to support our employees in building a strong financial future, including competitive market-based pay and comprehensive benefits. In addition to earning base pay, eligible employees are compensated for their contributions to our goals with both short-term cash incentives and long-term equity-based incentives.

Eligible full-time employees in the U.S. have access to medical, dental, and vision plans; savings and retirement plans; parental leave and paid time off; and mental health and wellness services. We also offer a variety of working arrangements to eligible employees, including flexible schedules, remote work, and job sharing to help employees manage home and work-life situations. Programs and benefits differ internationally for a variety of reasons, such as local legal requirements, market practices, and negotiations with works councils, trade unions, and other employee representative bodies.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following are our executive officers as of December 3, 2024. All executive officers are elected or appointed by the Board of Directors and hold office until the meeting of the Board of Directors following the annual meeting of stockholders each year.

Name (Age)	Present Deere Position (Effective Date)	Business Experience (Effective Date)
John C. May (55)	Chairman, Chief Executive Officer, and President (2020)	- Chief Executive Officer and President (2019) - President and Chief Operating Officer (2019)
Joshua A. Jepsen (47)	Senior Vice President and Chief Financial Officer (2022)	- Deputy Financial Officer (2022) - Director, Investor Relations (2018)
Ryan D. Campbell (50)	President, Worldwide Construction & Forestry Division and Power Systems (2022)	- Senior Vice President and Chief Financial Officer (2019)
Jahmy J. Hindman (49)	Senior Vice President and Chief Technology Officer (2023)	- Chief Technology Officer (2020) - Global Director, Tractor Platform Engineering (2018) - Global Manager, Architecture, Systems Modules (2018)
Rajesh Kalathur (56)	President, John Deere Financial, and Chief Information Officer (2022)	- President, John Deere Financial and Senior Vice President, Global Information Technology and Chief Financial Officer (2022) - President, John Deere Financial, and Chief Information Officer (2019)
Deanna M. Kovar (46)	President, Worldwide Agriculture & Turf Division, Small Ag & Turf, Sales and Marketing Regions of Europe, CIS, Asia, and Africa (2023)	- Vice President, Production Systems, Production & Precision Ag (2023) - Vice President, Production Systems (2020) - Director, Operator Stations (2018)
Felecia J. Pryor (50)	Senior Vice President and Chief People Officer (2022)	- Executive Vice President & Chief Human Resources Officer, BorgWarner Inc. (2022) - Global Vice President Human Resources, BorgWarner, Inc. - Morse Systems (2019)
Cory J. Reed (54)	President, Worldwide Agriculture & Turf Division, Production & Precision Ag, Sales and Marketing Regions of the Americas and Australia (2020)	- President, Worldwide Agriculture & Turf Division, Americas and Australia, Global Harvesting and Turf Platforms, Agricultural Solutions (2019)
Justin R. Rose (45)	President, Lifecycle Solutions, Supply Management, and Customer Success (2022)	- Senior Partner and Managing Director, Boston Consulting Group (BCG) (2020) - Various roles of increasing responsibility from Associate to Partner and Managing Director, BCG (2002)
Kellye L. Walker (58)	Senior Vice President and Chief Legal Officer, Global Law Services & Regulatory Affairs (2024)	- Executive Vice President, Chief Legal Officer, and Corporate Secretary, Eastman Chemical Company (2020) - Executive Vice President and Chief Legal Officer, Huntington Ingalls Industries (2015)

ITEM 1A.	RISK FACTORS.

The following risks are considered material to our business based upon current knowledge, information, and assumptions. This discussion of risk factors should be considered closely in conjunction with the MD&A, including the risks and uncertainties described in the Forward-Looking Statements, and the Notes to Consolidated Financial Statements. These risk factors and other forward-looking statements relate to future events, expectations, trends, and operating periods. They involve certain factors that are subject to change and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all our businesses. Although the risks are organized by headings and each risk is discussed separately, many are interrelated. The risks described in this Annual Report on Form 10-K and the Forward-Looking Statements in this report are not the only risks we face.

OPERATIONAL RISKS

Our financial results largely depend upon the agricultural market business cycle, as well as general economic conditions and outlook. Negative conditions in the agricultural industry and general economy cause weakened demand for our equipment and services, limit access to funding, and result in higher funding costs.

Our success largely depends on the vitality of the agricultural industry. Historically, the agricultural industry has been cyclical and subject to a variety of economic and other factors. Sales of agricultural equipment, in turn, are also cyclical and generally reflect the economic health of the agricultural industry. The economic health of the agricultural industry is affected by numerous factors, including farm income, farmland values, and debt levels and financing costs, all of which are influenced by the levels of commodity and protein prices, world grain stocks, acreage available and planted, crop yields, agricultural product demand, soil conditions, farm input costs, government policies, and government subsidies. Downturns in the agricultural industry due to these and other factors, which could vary by market, have resulted in decreases in demand for agricultural equipment, adversely affecting our performance.

The demand for our products and services depends on the fundamentals in the markets in which we operate and can be significantly reduced in an economic environment characterized by high unemployment, high interest rates, cautious consumer spending, inflation, lower corporate earnings, and lower business investment. In fiscal year 2024, unfavorable market conditions resulted in lower sales volumes, higher sales discounts, higher receivable write offs, and a higher provision for credit losses. We expect certain of these conditions to persist in fiscal year 2025. Changes in interest rates and the agricultural market business cycle are driven by factors outside of our control, and as a result we cannot reasonably foresee when these conditions will fully subside.

Sustained general negative economic conditions and outlook also affect housing starts, energy prices and demand, and other construction, which dampens demand for certain construction equipment. Our turf operations and our construction and forestry segments are dependent on construction activity and have also been affected by recent adverse economic conditions. Decreases in construction activity and housing starts have had a material adverse effect on our financial results.

Uncertain or negative outlook with respect to pervasive U.S. fiscal issues as well as general economic conditions and outlook, such as market volatility or interest rate changes, have caused and could continue to cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce our earnings and cash flows.

We may be unable to manage increasing political, economic, and social uncertainty in certain regions of the world, which could significantly change the dynamics of our competition, customer base, and product offerings globally.

Efforts to grow our businesses depend in part upon access to and developing market share and profitability in additional geographic markets, including, but not limited to, Argentina, Brazil, CIS, China, India, and South Africa. There are various risks associated with our global footprint, including, but not limited to, the following:

●	In some cases, these countries have greater political and economic volatility, greater vulnerability to infrastructure and labor disruptions, and differing customer product preferences and requirements than our other markets.
●	Having business operations in various regions and countries exposes us to multiple and potentially conflicting business practices and legal and regulatory requirements that are subject to change. These practices and legal requirements are often complex and difficult to navigate, including those related to tariffs and trade regulations, investments, property ownership rights, taxation, repatriation of earnings, and advanced technologies.
●	Expanding business operations globally also increases exposure to currency fluctuations, which can materially affect our financial results. In Argentina, the government has certain capital and currency controls that restrict our ability to access U.S. dollars and remit earnings from our Argentine operations, leaving us exposed to long-term currency fluctuations.
●	While our brands are widely recognized in our traditional markets, they are less known in some emerging markets, which could impede our efforts to successfully compete in these markets.

●	Changing U.S. export controls and sanctions on various foreign countries and on various parties could affect our ability to collect receivables, provide aftermarket warranty support for our equipment, and sell products, and could otherwise impact our reputation and business.
●	Market uncertainty and volatility in various geographies have been magnified as a result of potential shifts in U.S. and foreign trade, economic, and other policies following the 2024 U.S. presidential and congressional elections.
●	Geopolitical tensions, including the Russia/Ukraine war and the conflict in the Middle East, have also exacerbated market volatility and affected agricultural global production and demand levels.

We may be affected by changing worldwide demand for food and different forms of renewable energy, which could impact the price of farm commodities and consequently the demand for our equipment. This could result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world’s growing food and renewable energy demands, driven in part by government policies, including those related to climate change, and a growing world population, are likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. Lower agricultural commodity prices directly affect farm incomes, which negatively affect sales of agricultural equipment and result in higher credit losses. While higher commodity prices benefit our crop-producing agricultural equipment customers, they could result in greater feed costs for livestock and poultry producers, which in turn may result in lower levels of equipment purchased by these customers. In addition, changing energy demands may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. Finally, changes in governmental policies regulating fuel utilization, including biofuel, affect commodity demand and commodity prices, demand for our diesel-fueled equipment, and result in higher research and development costs related to equipment fuel standards.

Changes in the availability and price of certain raw materials, components, and whole goods have resulted and could result in disruptions to the supply chain causing production disruptions, increased costs, and lower profits on sales of our products.

We require access to various raw materials, components, and whole goods at competitive prices to manufacture and distribute our products.

We have experienced changes in the availability and prices of raw materials, components, whole goods, and freight over the past several years, especially in fiscal years 2021 and 2022. Global logistics network challenges resulted in delays, shortages of key manufacturing components, increased order backlogs, increased transportation costs, and production inefficiencies from a higher number of partially completed machines in inventory, which increased our overall production and overhead costs. Increases in such costs have had an adverse effect on our business operations. While we have seen stabilization in the supply chain and inflation, we anticipate potential future fluctuations due to continued geopolitical and economic uncertainty, and regulatory and policy instability, including import tariffs and trade agreements. The latter have the potential to significantly increase production and logistics costs and have a material negative effect on the profitability of the business, particularly if we are unable to recover the increased costs due to market considerations or other factors.

We rely on our suppliers to acquire the raw materials, components, and whole goods required to manufacture their products. Significant disruptions to the supply chain resulting from shortages of raw materials, components, and whole goods have and could continue to adversely affect our ability to meet commitments to our customers. Work interruption or union strikes by employees of suppliers could also contribute to disruptions within our supply chain. In addition, certain materials and components used in our products are acquired from a single supplier or are proprietary in nature and cannot be alternatively sourced expeditiously. Furthermore, if our customers are unwilling to accept price increases for our products, or if we are unable to offset the increases in costs, raw material costs or shortages could have a material adverse effect on our operational or financial results.

Failure by our supply base to use ethical business practices and comply with applicable laws and regulations may adversely affect our business, financial condition, and operational results.

While we conduct due diligence on our suppliers and require their compliance with various policies and contractual covenants, we do not control our suppliers’ business practices. Accordingly, we cannot guarantee that our due diligence efforts will reveal that they follow ethical business practices such as fair wage practices and compliance with environmental, safety, labor, human rights, material sourcing, and other laws. A lack of compliance could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages, or other disruptions of our operations. If our suppliers or retail partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, identification and reporting requirements, or ethical standards, our reputation and brand could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability and additional costs that could have a material adverse effect on our business, financial condition, and results of operations.

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

Each of these conditions could negatively affect demand for agricultural and turf equipment and the financial condition and credit risk of our dealers and customers.

Unexpected events have increased and may in the future increase our cost of doing business or disrupt our operations.

The occurrence of one or more unexpected events, including war, acts of terrorism, epidemics and pandemics (such as the COVID pandemic), civil unrest, fires, tornadoes, tsunamis, hurricanes, earthquakes, floods, and other forms of severe weather in the United States or in other countries in which we operate, or in which our suppliers are located, have adversely affected and could in the future adversely affect our operations and financial performance. Such events have caused and could cause complete or partial closure of one or more of our manufacturing facilities or distribution centers, temporary or long-term disruptions in the supply of component products from some local and international suppliers, and disruption and delay in the transport of products to dealers, end-users, and distribution centers. Most recently, Hurricane Helene in the U.S. closed operations at our Augusta, Georgia and Greenville, Tennessee facilities temporarily. Existing insurance coverage may not provide protection from all the costs that may arise from such events.

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

Rationalization or restructuring of manufacturing facilities, and plant expansions and updates at our manufacturing facilities may cause capacity constraints, inventory fluctuations, and other issues.

The rationalization or restructuring of our manufacturing facilities, including relocating production or closing facilities, may result in temporary constraints on our ability to produce the quantity of products necessary to fill orders and thereby complete sales in a timely manner. In addition, decisions regarding the rationalization, restructuring or relocation of facilities, such as the recently announced shifting of production of skid steer loaders and compact track loaders from our Dubuque, Iowa factory to Ramos, Mexico, and any similar actions we may undertake in the future, could also subject us to additional or new tariffs, other issues relating to the importation of products, fines, and reputational risks. Finally, the expansion and reconfiguration of existing manufacturing facilities, as well as new or expanded manufacturing operations in emerging markets, such as Brazil, could increase the risk of production delays, as well as require significant investments.

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

Changes in interest rates or market liquidity conditions, as well as changes in government banking, monetary and fiscal policies, could adversely affect our financials and our earnings and/or cash flows.

While central banks began cutting their policy interest rates in the latter part of fiscal year 2024, interest rates remain above recent norms. High interest rates can have a dampening effect on overall economic activity and/or the financial condition of our customers, either or both of which can negatively affect customer demand for our equipment and customers’ ability to repay their obligations to us. While we strive to match the interest rate characteristics of our financial assets and liabilities, changing interest rates have had an adverse effect on our financing spreads—the difference between the yield we earn on our assets and the interest rates we pay for funding—which has affected our earnings.

In addition, actions by credit rating agencies, such as downgrades or negative changes to ratings outlooks, can affect the availability and cost of funding for us and can increase our costs of capital and hurt our competitive position.

Moreover, policies of the U.S. and other governments regarding banking, monetary, and fiscal policies intended to promote or maintain liquidity, stabilize financial markets, and/or address local deficit or structural economic issues have a material impact on our customers and markets.

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

Negative economic conditions have an adverse effect on the financial industry in which the financial services segment operates. The financial services segment provides financing for a significant portion of our sales worldwide. The financial services segment is vulnerable to customers and others defaulting on contractual obligations, and has experienced, and may continue to experience write-offs and credit losses that, in some cases, exceed our expectations and adversely affect our financial condition and results of operations as a result of elevated delinquencies. The financial services segment’s inability to access funds at cost-effective rates to support our financing activities could have a material adverse effect on our business. The financial services segment’s liquidity and ongoing profitability depend largely on timely access to capital to meet future cash flow requirements and to fund operations and costs associated with engaging in diversified funding activities. The financial services segment may also experience residual value losses that exceed our expectations caused by lower pricing for used equipment and higher-than-expected equipment returns at lease maturity.

STRATEGY RISKS

We may not realize the anticipated benefits of our Smart Industrial Operating Model and Leap Ambitions.

Failure to realize the anticipated benefits of our Smart Industrial Operating Model and related business strategies in production systems, precision technologies, and aftermarket support, as well as failure to have selected a business strategy that aligns with our customer needs and market trends, could have an adverse effect on our operational and financial results. Several factors could impact our ability to successfully execute our Smart Industrial Operating Model, including, among other things:

●	Failure to accurately assess market opportunities and the technology required to address such opportunities;
●	Failure to develop and introduce new technologies or lack of adoption of such technologies by our customers;
●	Failure to holistically provide lifecycle solutions;
●	Failure to optimize our capital allocation in connection with the Smart Industrial Operating Model; and
●	The adoption of new regulations or policies supporting and/or subsidizing outputs that are inconsistent with our strategy, such as policies that have the effect of encouraging or supporting the use of conventional sources of energy.

Similarly, we may not realize the anticipated benefits of our Leap Ambitions and related goals within the expected timelines, or at all. As part of our Leap Ambitions, we adopted various goals we expect to achieve by 2026 or 2030, but these goals and their timelines might be modified or updated. We may modify or not be able to achieve these goals for a variety of reasons, some of which may be beyond our control. Examples include:

●	Our estimates and assumptions related to efficiency of our products and the adoption of precision technology may not be accurate;
●	Certain materials, such as quality battery cells, may become unavailable or too costly;
●	Customers may not embrace the value proposition of the Solutions as a Service license model; and
●	The infrastructure required to achieve our goals, such as sufficient charging stations or fuel availability, may become too costly or may not be developed on the expected timelines.

If we are unable to remain competitive and relevant, including by delivering precision technology solutions to our customers, our business, results of operations, and financial condition could be adversely affected.

We compete on product performance, innovation and quality, distribution, sustainability, customer service, and price. Aggressive pricing or other strategies of competitors, unanticipated product or manufacturing delays, our failure to deliver quality products that meet customer needs, or our failure to price products competitively adversely affects our business, results of operations, and financial condition. To remain competitive, we need to have a thorough understanding of our existing and potential customers on a global basis, particularly in growth markets such as Argentina and Brazil.

In addition, if we are unable to remain relevant and effectively develop and deliver technology that customers can easily adopt and utilize, customer adoption rates could reduce, adversely impacting our business operations and future financial performance. Therefore, our ability to deliver precision technology and expand value-driven solutions is critical to our business success. If we fail to stay ahead of both traditional and non-traditional competitors in the technology space, it may hinder our ability to adapt or identify strategic partnerships within our industries in a timely manner. This could result in increased costs and delays in delivering value to our customers, ultimately affecting our competitive position and financial condition.

Furthermore, our approach to precision technology involves hardware and software, guidance, connectivity and digital solutions, automation and machine intelligence, and autonomy. We may make significant investments in research and development, connectivity solutions, digital security for precision technology solutions, and conduct dealer and employee training. These investments may not produce solutions that provide the desired results for customers’ profitability or sustainability outcomes, impacting our competitive position.

We may be unable to accurately forecast customer demand for products and services, and to adequately manage inventory, which could adversely affect our operating results.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with suppliers and contract manufacturers. These forecasts are based on estimates of future demand for products and services. Failure to accurately forecast our needs may result in unmet market demand, parts shortages, manufacturing delays or inefficiencies, increased costs, or excess inventory, such as what we experienced in fiscal year 2022 due to supply chain disruptions. Our ability to accurately forecast demand could be affected by many factors, including changes in customer demand for our products and services, changes in demand for the products and services of competitors, unanticipated changes in general market conditions, and the weakening of economic conditions or customer confidence in future economic conditions. If the forecasts used to manage inventory are not accurate, we may experience excess inventory levels, shortage of available products, or reduced manufacturing efficiencies.

We rely on a network of independent dealers to manage the distribution of our products and services. If our dealers are unsuccessful with their sales and business operations, it could have an adverse effect on our overall sales and revenue.

We rely on the capability of our dealers to develop and implement effective sales plans to create demand among purchasers for the equipment and related products and services that dealers purchase from us. If our dealers are unsuccessful in these endeavors, we will be unable to grow our sales and revenue, which would have an adverse effect on our financial condition.

Our dealers carry inventories of finished products as part of their operations and adjust those inventories based on future needs and market conditions, including the level of used equipment inventory. If the inventory levels of our dealers are higher than they desire, they may postpone equipment purchases from us, which could cause our sales to be lower and negatively impact our results. Similarly, our results could be negatively impacted through the loss of time-sensitive sales if our dealers do not maintain inventory levels sufficient to meet customer demand.

In addition, the dealer channel’s ability to support and service precision technology solutions and emerging power solutions may affect customers’ acceptance and adoption rates of these products. The unavailability of specialized technicians to service our equipment may result in overburdening dealers’ servicing capacity.

Dealers may exit or we may seek to terminate relationships with certain dealers if they are unable to meet customer needs. The unplanned loss of any of our dealers could lead to inadequate market coverage or negative customer impressions, and may adversely impact our ability to collect receivables that are associated with that dealer. Dealers could also have trouble funding their day-to-day cash flow needs and paying their obligations due to adverse business conditions resulting from negative economic effects or other factors.

We may not realize anticipated benefits of acquisitions, joint ventures, and divestitures, or these benefits may take longer to realize than expected.

From time to time, we make strategic acquisitions and divestitures and participate in joint ventures. Acquisitions and joint ventures we have entered into, or may enter into in the future, may involve significant challenges and risks, including that the acquisitions or joint ventures do not advance our business strategy, or fail to produce satisfactory returns on investment. Other risks include:

●	We may encounter difficulties integrating acquisitions with our operations, applying internal control processes to these acquisitions, including those related to cybersecurity, managing strategic investments, assimilating new capabilities to meet the future needs of our businesses, and/or combining business cultures;
●	We face regulatory or compliance exposure until appropriate processes and controls are put in place;
●	Integrating acquisitions is often costly and may require significant attention from management and personnel;
●	We may not realize all the anticipated benefits of acquisitions or joint ventures, or the realized benefits may be significantly delayed; for example, our joint venture with Bradesco in Brazil with respect to Banco John Deere S.A. may not have the expected result of reducing our incremental risk as we aim to grow in the Brazilian market; and
●	Due diligence evaluations of potential transactions include business, legal, compliance, and financial reviews with the goal of identifying and evaluating the material risks involved. These due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential risks of a particular acquisition or joint venture, including potential exposure to regulatory sanctions resulting from an acquisition target’s or joint venture partner’s previous activities or costs associated with any quality issues with an acquisition target’s or joint venture’s products or services.

We may also decide to divest businesses and terminate joint ventures before their stated expiration. Divestitures of businesses or dissolutions of joint ventures may involve significant challenges and risks, including failure to advance our business strategy, costs and disruptions to us, and negative effects on our product offerings, which may adversely affect our business, results of operations, and financial condition. Divestitures of businesses and dissolutions of joint ventures may result in ongoing financial or legal involvement in the divested business through indemnifications or other financial arrangements, such as retained liabilities, which could affect our future financial results.

Our reputation and brand could be damaged by negative publicity.

Our brand has worldwide recognition and contributes to the success of our business. Our reputation is critical to growing our customer base. Our brand depends on the ability to maintain a positive customer perception of the business. Negative claims or publicity involving us, our products or services, our culture and values, our stance on environmental, social, and governance topics, customer data, or any of our key employees or suppliers, damages our reputation and brand image, regardless of whether such claims are accurate. Furthermore, our shareholders, customers, and other stakeholders have evolving, varied and often times conflicting expectations regarding our culture, values, and our business, which makes it difficult to achieve a uniform positive perception amongst all stakeholders.

Additionally, negative or inaccurate postings, articles, or comments on social media, the internet, or the press about us have generated negative publicity that damages the reputation of our brand. For example, in fiscal year 2024, we experienced negative social media campaigns related to our approach to diversity and inclusion, our customers’ right to maintain and safely repair their equipment, including with respect to our Memorandum of Understanding with American Farm Bureau Federation, reductions in workforce, and production relocation. Further, adverse publicity about regulatory or legal action against us, or legal proceedings initiated by us, also damages our reputation and brand image, undermining customer confidence, and reducing long-term demand for equipment, even if the regulatory or legal action is unfounded or not material to our operations. If the reputation, culture, or image of our brands are damaged, or we receive negative publicity, then our sales, financial condition, and results of operations could be materially and adversely affected.

TALENT RISKS

Our ability to attract, develop, engage, and retain qualified employees could affect our ability to execute our strategy.

Our continued success depends, in part, on our ability to identify and attract qualified candidates with the requisite education, background, and experience, as well as our ability to develop, engage, and retain qualified employees. Failure to attract, develop, engage, and retain qualified employees, whether as a result of an insufficient number of qualified applicants, difficulty in recruiting new employees, or inadequate resources to train, integrate, and retain qualified employees, could impair our ability to execute our business strategy and could adversely affect our business, results of operations, and financial condition.

In addition, our culture and our values have been important contributors to our success to date and promote a sense of pride and fulfillment in our employees. Failure to preserve our culture or focus on our values could negatively affect our ability to retain and recruit talent.

While we strive to reduce the impact of the departure of employees, our operations or ability to execute our business strategy may be affected by the loss of employees, such as in connection with the reduction in workforce we conducted in fiscal year 2024. This reduction may adversely affect us as a result of decreased employee morale, the loss of institutional knowledge held by departing employees, the allocation of resources to reorganize and reassign job roles and responsibilities, and the increased risk of litigation from former employees. In addition, we may not realize the expected cost savings from the reduction in workforce. We may also conduct other workforce reductions in the future, if deemed appropriate for our business.

Disputes with labor unions may adversely affect our ability to operate in our facilities as well as impact our financial results.

Many of our production and maintenance employees are represented by labor unions under various collective bargaining agreements with different expiration dates. Our failure to successfully renegotiate labor agreements as they expire has from time to time led, and could in the future lead, to work stoppages or other disputes with labor unions. Certain of our labor agreements expire as early as 2025. Disruptions to our manufacturing and parts-distribution facilities through various forms of labor disputes could adversely affect us. Any strike, work stoppage, or other dispute with a labor union distracts management from operating the business, may displace employees from ordinary job positions to fill in vacant positions, may affect our reputation, and could materially adversely affect our business, results of operations, and financial condition.

DIGITAL RISKS

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

Additionally, we collect and store confidential data, including intellectual property, proprietary business information, and the proprietary business information of our customers, suppliers, and dealers, as well as personal data of our customers and employees in data centers, which are often owned by third parties and maintained on their information technology networks. The secure operation of these information technology networks, and the processing and maintenance of this information, are critical to our business operations and strategy.

Despite security measures, including exercises, tests, incident simulations, and system assessments designed to discover and address potential vulnerabilities, our information technology networks and infrastructure have been and may be vulnerable to intrusion, damage, disruptions, or shutdowns due to attacks by cyber criminals, employees’, suppliers’, or dealers’ error or malfeasance, supply chain compromise, disruptions during the process of upgrading or replacing computer software or hardware, power outages, computer viruses, ransomware or other malware, telecommunication or utility failures, terrorist acts, natural disasters, or other events. Although we have not suffered any significant cyber incidents that resulted in material business impact, we have from time to time been, and expect to continue to be, the target of malicious cyber threat actors. The occurrence of any significant event could compromise our networks, and the information stored there could be accessed, obtained, publicly disclosed, lost, altered, misused, or stolen. Any such access, acquisition, disclosure, alteration, misuse, or other loss of information could result in legal claims or proceedings, government investigations, liability or regulatory penalties, disruption or shut down of our operations, disruption or shut down of our dealers’ and customers’ operations, and damage to our reputation, which could adversely affect our business, results of operations, and financial condition. Furthermore, as security threats continue to evolve and increase in frequency and sophistication, we may need to invest additional resources to enhance information security.

Any unauthorized control or manipulation of our products’ systems could result in loss of confidence in us and our products.

Some of our products include connectivity hardware and software typically used for remote system updates. While we have implemented security measures intended to protect against unauthorized remote access to these products, malicious threat actors have attempted, and may attempt in the future, to gain unauthorized access to such products in order to gain control of the products, change the products’ functionality, user interface, or performance characteristics, interfere with the products’ operations, or gain access to data stored in or generated by the products or to systems to which they connect. In addition, reports of unauthorized access to our products, systems, and data, regardless of their reliability, may result in the perception that the products, systems, or data are vulnerable to malicious or unauthorized modifications. Any unauthorized access to or control of our products or systems, any loss of data, or any perception that products, systems, or data are vulnerable could result in loss of sales based on customers’ loss of confidence in our products, legal claims or proceedings against us, government investigation, liability, or regulatory penalties, which could adversely affect our business, results of operations, and financial condition.

Technical or regulatory limitations may impact our ability to effectively implement automation, autonomy, and artificial intelligence solutions.

We utilize automation and machine learning in some of our products, including consumer-facing features, and leverage generative artificial intelligence in our business processes. For example, the automation software, digital tools, applications, and analytics utilized in John Deere’s products are designed to improve customer decision-making, such as the automation package on the S7 Series Combines and the computer vision and machine learning technology that enables our See & Spray™ targeted spraying solution.

While we believe the use of these emerging technologies can present significant benefits, it also creates risks and challenges as the use of artificial intelligence is a novel business model without an established track record. Data sourcing, technology, integration and process issues, programmed bias in decision-making algorithms, concerns over intellectual property, security concerns, and the protection of privacy could impair the adoption and acceptance of autonomous machine solutions.

Furthermore, any confidential information that we input into a third-party generative artificial intelligence platform could be leaked or disclosed to others, including sensitive information that is used to train the third parties’ model. Additionally, if the data used to train the solution or the content, analyses, or recommendations that the machine learning and intelligence applications assist in producing is deemed to be inaccurate, incomplete, biased or questionable, our brand and reputation may be harmed and we may be subject to legal liability claims. The development of our own artificial intelligence applications may require additional investment in the development of proprietary systems, models, or datasets, which are often complex, may be costly and could impact the results of our operations. Developing, testing, and deploying these technologies may also increase the cost profile of our products due to the level of investment needed to enable such initiatives.

Disruption of our technology systems or unexpected network interruption could disrupt our business.

We are increasingly dependent on technology systems to operate on a day-to-day basis. The failure of our technology systems to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. These disruptions could result in delays, which could reduce demand for our products and cause our sales to decline. In addition, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to handle our growth and new technologies, we could lose customers. Any significant disruption in our technology systems could harm our reputation and credibility and could have a material adverse effect on our business, financial condition, and results of operations.

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

In January 2024, we entered into an agreement with SpaceX and its Starlink network to provide satellite communications (SATCOM) service to farmers facing rural connectivity challenges, with an initial focus on Brazil. Most recently, Brazil’s regulators threatened to sanction Starlink’s broadband coverage based on alleged hate speech and misinformation posted on the X platform, which like Starlink, is owned by Elon Musk. If regulators sanction Starlink or Starlink is otherwise subject to other issues that impair its ability to operate its SATCOM solution either in Brazil or elsewhere, our rural connectivity offering would be adversely affected or impaired.

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

We are subject to numerous international, federal, state, and local laws and regulations, many of which are complex, frequently changing, and subject to varying interpretations. These laws and regulations cover a variety of subjects, including advertising, anti-money laundering, antitrust, consumer finance, environmental, climate-related, health and safety, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, import/export and trade, human rights, labor and employment, product liability reporting, cybersecurity, data privacy, telematics, encryption, and telecommunications. Changes to existing laws and regulations, or changes to how they are interpreted, or the implementation of new, more stringent laws or regulations, could adversely affect our business by increasing compliance costs, limiting our ability to offer a product or service, requiring changes to our business practices, or otherwise making our products and services less attractive to customers. Failure to comply with these laws and regulations could result in fines and penalties.

In addition, we must comply with the U.S. Foreign Corrupt Practices Act (FCPA) and all applicable foreign anti-bribery and anti-corruption laws. These laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage, regardless of whether those practices are culturally expected in a particular jurisdiction. Although we have a compliance program in place designed to reduce the likelihood of potential violations of these laws and regulations, our employees, contractors, or agents have violated, and in the future could violate such laws and regulations or our policies and procedures. Violations of these laws and regulations have resulted in, and could result in the future, in criminal or civil sanctions and may have a material adverse effect on our reputation, business, results of operations, and financial condition. In fiscal year 2024, we agreed to pay approximately $10.0 million to the Commission to resolve charges that the Company violated the FCPA arising out of improper payments by our wholly-owned subsidiary, Wirtgen Thailand.

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

International, national, and regional laws, regulations, and policies directly or indirectly related to or restricting the import and export of our products, services, and technology, or those of our customers, or for the benefit of favored industries or sectors, could harm our global business. We are subject to various regulatory risks including, but not limited to, the following:

●	Restricted access to global markets could impair our ability to export goods and services from various manufacturing locations around the world. Restricted access could limit the ability to access raw materials and high-quality parts and components at competitive prices on a timely basis. For example, expanding export controls or limits on foreign investment can impact global supply of key materials and components, and actions taken within the US-China trade conflict can impact business in China, as well as sales, import/exports, and/or business engagement with Chinese entities globally.
●	Trade restrictions, negotiation of new trade agreements, non-tariff trade barriers, local content requirements, and imposition of new or retaliatory tariffs against certain countries or covering certain products, including developments in U.S.-China trade relations, have limited, and could continue to limit, our ability to capitalize on current and future growth opportunities in international markets. These trade restrictions, and changes in, or uncertainty surrounding global trade policies, may affect our competitive position.
●	Trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact our future growth opportunities arising from increasing global demand for food, fuel, and infrastructure.
●	Policies impacting exchange rates and commodity prices, or those limiting the export or import of commodities, could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. Our agricultural equipment sales could be harmed by such policies because farm income influences sales of agricultural equipment around the world.
●	Changes in government farm programs and policies can influence demand for agricultural equipment as well as create unequal competition for multinational companies relative to domestic companies.

Governmental actions designed to address climate change based on the emergence of new technologies and business models in connection with the transition to a lower-carbon economy could adversely affect John Deere and our customers.

There is global scientific consensus that greenhouse gas (GHG) emissions continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. These considerations have led to new international, national, regional, and local legislative and regulatory responses. Various stakeholders, including legislators and regulators, shareholders, and non-governmental organizations, as well as companies in many business sectors, including us, are continuing to look for ways to reduce GHG emissions. The regulation of GHG emissions from certain stationary or mobile sources or the imposition of carbon pricing mechanisms could result in additional costs to us in the form of taxes or emission allowances, required facilities improvements, research and development investments, and increased energy costs. These results would increase our operating costs through higher utility, transportation, and materials cost and could prevent us from selling products into certain markets. Increased input costs, such as fuel and fertilizer, and compliance-related costs could also affect customer operations and demand for our equipment.

Regulators in Europe and the U.S. have also focused efforts on increasing disclosures by companies related to climate change and mitigation efforts. These disclosure rules increase compliance burdens and associated regulatory costs. Further, our financial services segment is subject to additional international and national regulations relating to climate and environmental risk, which are continually evolving and could affect the financing operations and climate-risk processes developed by the segment.

Legal proceedings, disputes and government inquiries and investigations could harm our business, financial condition, reputation, and brand.

We routinely are a party to claims and legal actions and the subject of government inquiries and investigations, the most prevalent of which relate to product liability (including asbestos related liability), employment, patent, trademark, and antitrust matters. The defense of lawsuits and government inquiries and investigations has resulted and may result in expenditures of significant financial resources and the diversion of management’s time and attention away from business operations.

We are currently subject to a consolidated multidistrict class action lawsuit in the Northern District of Illinois alleging that we have engaged in attempted monopolization, exclusionary conduct, and restraint of the market for repair services for John Deere brand agricultural equipment by limiting repair resources only to our authorized technicians or independent authorized John Deere dealers. In addition, the Federal Trade Commission (FTC) is investigating whether we have violated laws in connection with the repair of

John Deere brand agricultural equipment, as well as our information security practices and statements as they relate to the risk of unauthorized access to our computer systems, products, and services. We are fully cooperating with the FTC. We are currently unable to predict the outcome of these matters. The development and resolution of these matters could have a material adverse effect on our business, operations, and financial results.

Our business may suffer if our equipment fails to perform as expected.

If our equipment does not perform as expected, we may receive warranty claims and may have to perform post-sales repairs or recalls. We may also be subject to regulatory requirements and penalties that will impact our ability to develop, market, and sell equipment. This may result in product delivery delays. It could also lead to product liability, breach of warranty, and consumer protection claims. These claims and warranty expenses could be significant. As a manufacturer of equipment, we must manage the cost and risk associated with product warranties, post-sale repairs and recalls, regulatory penalties, and product liability, breach of warranty, and consumer protection claims with respect to our products. In addition to post-sale repairs or recalls initiated by us for various reasons, investigations into our products by government regulators may compel us to initiate product recalls or may result in negative public perceptions about the safety of our products, even if we disagree with the regulator’s determination. Such post-sale repairs or recalls, whether voluntary or involuntary, could result in significant expense, supply chain complications, and may harm our brand, business, prospects, financial condition, and operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

Cybersecurity is an integral part of our overall risk management program. We take a comprehensive approach by incorporating industry best practices to guide and evaluate our cybersecurity strategy and posture, involving key stakeholders in oversight and decision making, and assessing the program regularly within a dynamically changing environment. We leverage a multifaceted approach to cybersecurity including measures designed to prevent, detect, and respond to cyberthreats while monitoring and adapting to the evolving threat and technology landscapes.

Governance

At the management level, we maintain a dedicated global team of cybersecurity professionals (Cybersecurity Team) led and managed by the Chief Information Security Officer (CISO). The Cybersecurity Team has members with experience in governance, risk management and compliance, threat monitoring, threat emulation, penetration testing, and cyber incident management. Our CISO holds a degree in Management Information Systems and has been with the Company for over ten years. He has over two decades of extensive experience in information technology and cybersecurity and reports directly to the Chief Information Officer.

In addition, a cross-functional team of senior executives from across the enterprise known as the Digital Risk Governance Council (DRGC) provides oversight at the management level of the Company’s structures for managing digital risk, including the Cybersecurity Team. The Audit Review Committee (ARC) of the Board of Directors (Board) shares oversight responsibilities of our cybersecurity program, including oversight of related risks, with the full Board. Information on trends, strategic initiatives, and metrics is presented quarterly to the ARC by the CISO and/or members of the Cybersecurity Team. The ARC also receives periodic updates and information from subject matter experts in areas such as risk management, identity and access management, product security, and information technology.

Risk Management and Strategy

Our cybersecurity program is designed to identify, protect, detect, respond to, and recover from cybersecurity threats and incidents with the goal of protecting the confidentiality, integrity, and availability of our critical systems and information. We use a risk-based, multi-layered information security strategy to assess, identify, and manage risks from cybersecurity threats. Our Cybersecurity Team meets frequently to monitor, assess, and address cybersecurity threats and incidents. We also work with third parties to assess the maturity of our cybersecurity program, leveraging the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF).

We also utilize third-party service providers as a normal part of our business operations. We have established processes to support the Company in identifying and managing cybersecurity risks associated with the use of third parties, which include the completion of due diligence before engaging with a third-party, controls for response to mitigate any significant risks, and assessments and reviews throughout the relationship. Monitoring such risks and threats is integrated into our overall risk management program.

Also, as part of the program, we periodically conduct cybersecurity awareness training including phishing simulations as well as e-learning for employees. We maintain cybersecurity policies, standards, and procedures, which include a cyber incident response plan. These policies and procedures are regularly evaluated and refined with strategies and protocols designed to adapt to changing regulations and emerging security risks. Regular exercises, tests, incident simulations, and system assessments are conducted to discover and address potential vulnerabilities and improve decision-making, prioritization, monitoring, and overall response effectiveness. As part of our incident response plan, the Cybersecurity Team uses an established protocol to assess the severity of cybersecurity incidents. In addition, a cross-functional Cybersecurity Incident Response Team is responsible for cybersecurity incident oversight and response, as needed, depending on incident severity. Our cyber incident response plan also includes an escalation process to relevant senior management and/or members of the Board if a cybersecurity incident meets specific rating criteria to prompt response to attempt to minimize potential disruptions and protect the integrity of our operations.

Based on the information available as of the date of this Annual Report on Form 10-K, cybersecurity risks, including as a result of any previous cybersecurity incident, have not materially affected, and are not reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, we have seen an increase in cyberattack volume, frequency, and sophistication in the digital environment.

ITEM 2.	PROPERTIES.

In the U.S. and Canada, the equipment operations own and operate 23 factory locations and lease and operate another three locations. Outside of the U.S. and Canada, the equipment operations own or lease and operate 45 factory locations in Argentina, Austria, Brazil, China, Finland, France, Germany, India, Israel, Italy, Mexico, the Netherlands, New Zealand, and Spain.

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

We are subject to various unresolved legal actions and investigations, the most prevalent of which relate to product liability (including asbestos related liability), employment, patent, trademark, and antitrust matters (including class action litigation). Currently we believe the reasonably possible range of losses for unresolved legal actions would not have a material effect on our financial statements; however, the outcome of any current or future proceedings, claims, or investigations cannot be predicted with certainty. Adverse decisions in one or more of these proceedings, claims, or investigations could require us to pay substantial damages or fines, undertake service actions, initiate recall campaigns, or take other costly actions. It is therefore possible that legal judgments or investigations could give rise to expenses that are not covered, or not fully covered by our insurance programs and could affect our financial position and results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
(a)	Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “DE.” We have a history of paying quarterly cash dividends. While we currently expect a cash dividend to be paid in the future, future dividend payments will depend on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board. See the information concerning the number of stockholders in Note 21 to the Consolidated Financial Statements.
(b)	Not applicable.

(c)	Purchases of our common stock during the fourth quarter of 2024 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
	Total Number of		as Part of Publicly	Purchased under
	Shares		Announced Plans	the Plans or
	Purchased (2)	Average Price	or Programs (1)	Programs (1)
Period	(thousands)	Per Share	(thousands)	(millions)
Jul 29 to Aug 25	877	$362.97	876	23.1
Aug 26 to Sept 22	515	390.00	515	22.6
Sept 23 to Oct 27	651	412.74	651	21.9
Total	2,043		2,042

(1)	We have a share repurchase plan that was announced in December 2022 to purchase up to $18.0 billion of shares of our common stock. The maximum number of shares that may yet be repurchased under this plan was 21.9 million based on the closing price of our common stock on the NYSE as of the end of the fourth quarter of 2024 of $407.93 per share. At the end of the fourth quarter of 2024, $8.9 billion of common stock remained to be purchased under this plan.
(2)	In the fourth quarter of 2024, 1 thousand shares were acquired from a plan participant at a market price of $373.26 to pay payroll taxes on the vesting of a restricted stock award.

STOCK PERFORMANCE GRAPH

The following graph compares the yearly percentage change of Deere & Company’s cumulative total shareholder returns (TSR) for the last five years to that of the S&P 500 Index and the S&P 500 Industrials Index. The S&P 500 Industrials Index represents a focus group of companies across major industrial manufacturing categories that carry similar operational characteristics to us. The graph assumes $100 was invested on November 1, 2019, and that dividends were reinvested. The stock performance shown in the graph is not intended to forecast and does not necessarily indicate future price performance.

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

Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of October 27, 2024, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with generally accepted U.S. accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of October 27, 2024, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of October 27, 2024, our internal control over financial reporting was effective.

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

The information regarding directors required by this Item 10 will be set forth in the definitive proxy statement for our 2025 annual meeting of stockholders (proxy statement) to be filed with the Commission in advance of such meeting. Information regarding executive officers is presented in Item 1 of this report under the caption "Information about our Executive Officers."

We have adopted a code of ethics that applies to our executives, including our principal executive officer, principal financial officer, and principal accounting officer. This code of ethics and our corporate governance policies are posted on our website at http://www.deere.com/governance. We intend to satisfy disclosure requirements regarding amendments to or waivers from our code of ethics by posting such information on this website. The charters of the Audit Review, Corporate Governance, Compensation, and Finance committees of our Board are available on our website as well. This information is also available in print free of charge to any person who requests it.

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

ITEM 16.FORM 10-K SUMMARY.

None.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of our financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying Notes to Consolidated Financial Statements. All amounts are presented in millions of dollars, unless otherwise specified. For comparison of 2023 to 2022 results, refer to the “Management’s Discussion and Analysis” section of our 2023 Form 10-K.

OVERVIEW

Deere & Company is a global leader in the production of agricultural, turf, construction, and forestry equipment and solutions. John Deere Financial provides financing for John Deere equipment, parts, services, and other inputs customers need to run their operations. Our operations are managed through the production and precision agriculture (PPA), small agriculture and turf (SAT), construction and forestry (CF), and financial services operating segments. References to “equipment operations” include PPA, SAT, and CF, while references to “agriculture and turf” include both PPA and SAT.

Net Sales and Revenues by Segment in 2024

TRENDS & ECONOMIC CONDITIONS

Industry Sales Outlook for Fiscal 2025

Agriculture and Turf

Construction and Forestry

Company Trends

Customers seek to improve profitability, productivity, and sustainability through integrating technology into their operations. Deeper integration of technology into equipment is a persistent market trend. These technologies are incorporated into products within each of our operating segments. We expect this trend to persist for the foreseeable future. Our Smart Industrial Operating Model and Leap Ambitions are intended to capitalize on this market trend. Engaged acres are an indicator we use to understand customer utilization of our technology. We are investing in a Solutions as a Service business model to increase technology adoption and utilization by our customers. Solutions as a Service products did not represent a significant percentage of our revenues in 2024.

Company Outlook for 2025

●	Agriculture and turf equipment sales are projected to decline in 2025 due to contraction of agriculture markets globally.
●	Construction equipment sales are projected to decline in 2025 as healthy end markets are offset by continued uncertainty in equipment purchases. Roadbuilding equipment sales are anticipated to be generally flat.

Agriculture and Turf Outlook for 2025

●	Demand in the U.S. and Canada is expected to further moderate amidst weak farm fundamentals, high interest rates, elevated used inventory levels, and short-term farmer liquidity concerns heading into the 2025 growing season.
●	We expect small agricultural equipment sales to be down from 2024 levels in the U.S. and Canada. The dairy and livestock segment is anticipated to have another year of strong profitability as elevated livestock and hay prices are further enhanced by low input feed costs. This is projected to be more than offset by restrained demand in the turf and compact utility tractor markets as single family home sales and home improvement spending remain stagnant amid high interest rates.
●	In Europe, the industry is forecasted to be down as farm fundamentals in the region continue to deteriorate, but at a moderated pace relative to 2024. Adverse factors include depressed yields from unfavorable weather, reduced regional commodity prices due to a mixture of excess grain inflows from Ukraine and global pricing pressures, persistently elevated input costs, and unfavorable agriculture legislation. These issues coupled with high interest rates and elevated industry inventory levels are expected to keep industry equipment demand at low levels throughout 2025.

●	Demand in South America is expected to be flat. In Brazil, we expect crop prices to decline in 2025 offset by decreasing input costs and improving yields as drought concerns abate. These factors coupled with continued acreage expansion and recent appreciation of the U.S. dollar against the Brazilian real will offer further profitability tailwinds to farmers. Across the rest of South America, strong yields are expected to be offset by low commodity prices and elevated interest rates. Argentina industry sales are forecasted to improve as the currency stabilizes amid agricultural industry recovery.
●	Industry sales in Asia are forecasted to be down slightly, as foundational technology adoption and improving agriculture fundamentals in India provide moderate demand.

Construction and Forestry Outlook for 2025

●	Construction equipment industry sales are forecasted to be down in the U.S. and Canada from 2024 levels. The decline is due to projected modest growth in single family housing starts and U.S. government infrastructure spending, which is expected to be more than offset by further slowdowns in multi-family housing developments, non-residential buildings, and reduced spending in oil and gas. Historically low levels of earthmoving rental purchases and rising used inventories are expected to further pressure equipment sales as market uncertainty persists.
●	Global forestry markets are expected to be flat to down as challenged global markets stabilize at low demand levels.
●	Global roadbuilding markets are forecasted to be generally flat, as a modest recovery in Europe is expected to compensate for a slight slowdown in other geographies.

Financial Services Outlook for 2025

Net Income	Up
+ Provision for credit losses	Favorable
+ Prior period special items	Favorable
(-) Financing spreads	Unfavorable

Additional Trends

Interest Rates – While interest rates in the U.S. began to decrease in the fourth quarter of 2024, they remained elevated. Increased rates impacted us in several ways, primarily affecting the demand for our products and financing spreads for the financial services operations.

The markets for our agriculture, turf, and construction products were negatively impacted in 2024 by elevated interest rates and their effect on borrowing costs for our customers.

Rising interest rates have historically impacted our borrowing costs sooner than the benefit is realized from receivable and lease portfolios.

Agricultural Market Business Cycle – The agricultural market is affected by various factors including commodity prices, acreage planted, crop yields, and government policies. These factors affect farmers’ income and may result in varying demand for our equipment. In 2024, we experienced unfavorable market conditions which resulted in lower sales volumes, higher sales incentives, higher receivable write-offs, and an increase in expected credit losses.

We introduced cost reduction measures to manage our profitability and inventory levels. In the third quarter of 2024, we implemented employee-separation programs for our salaried workforce to help meet our strategic priorities while reducing overlap and redundancy in roles and responsibilities. The programs’ total pretax expenses are estimated to be approximately $165, of which $157 was recorded in 2024 (see Note 4). Annual pretax savings from these programs are estimated to be about $220. Approximately $100 of savings was realized in 2024.

Changes in interest rates and the agricultural market business cycle are driven by factors outside of our control, and as a result we cannot reasonably foresee when these conditions will fully subside.

Other Items of Concern and Uncertainties – Other items that could impact our results are:

●	global and regional political conditions, including the ongoing war between Russia and Ukraine and the conflict in the Middle East,
●	shifts in energy, economic, tax, and trade policies following the 2024 U.S. presidential and congressional elections,
●	new or retaliatory tariffs,
●	capital market disruptions,
●	foreign currency and capital control policies,
●	regulations and legislation regarding right to repair or right to modify,
●	weather conditions,
●	marketplace adoption and monetization of technologies we have invested in,
●	our ability to strengthen our digital capabilities, automation, autonomy, and alternative power technologies,
●	workforce reductions’ impact on employee retention, morale, and institutional knowledge,
●	changes in demand and pricing for new and used equipment,
●	delays or disruptions in our supply chain,
●	significant fluctuations in foreign currency exchange rates,
●	volatility in the prices of many commodities, and
●	slower economic growth.

CONSOLIDATED RESULTS	2024 compared to 2023

Highlights

●	Net income declined in 2024 compared to 2023, driven by declining market conditions.
●	We continue to focus on structural profitability and strategically investing in solutions that deliver value to our customers.

Net Sales and Revenues

Net Sales (Equipment Operations)

●	Net sales decreased in 2024 primarily due to lower sales volumes driven by declining market conditions (see Business Segment Results).

Net Income (Attributable to Deere & Company)

Diluted Earnings Per Share (EPS) ($ per share)

●	Net income and diluted EPS decreased driven by lower sales.

Other Significant Statement of Consolidated Income Changes

An explanation of the cost of sales to net sales ratio and other significant statement of consolidated income changes follows:

Deere & Company	2024	2023	% Change
Cost of sales to net sales	68.8%	67.9%	+1
(-) Overhead Costs	Unfavorable
+ Price realization	Favorable
+ Material costs	Favorable

Increased mostly due to higher overhead costs from reduced volumes resulting in production inefficiencies partially offset by sales price realization, lower material costs, and lower employee profit-sharing incentives.

Finance and interest income	$5,759	$4,683	+23
Increased primarily due to higher average financing receivable portfolios and higher average financing rates.

Other income	1,198	1,003	+19
Higher primarily due to investment income earned on international marketable securities, legal settlements (see Note 4), and increased revenues from services.

Deere & Company	2024	2023	% Change
Research and development expenses	$2,290	$2,177	+5
Higher due to continued focus on developing new technology solutions and product introductions.

Selling, administrative and general expenses	4,840	4,595	+5

Increased mostly due to higher provision for credit losses, employee separation programs' expenses, and higher employee pay driven by merit increases, partially offset by the effect of a prior year accounting treatment correction (see Note 4).

Interest expense	3,348	2,453	+36
Increased due to higher average borrowing rates and higher average borrowings.

Other operating expenses	1,257	1,292	-3
Lower due to foreign exchange, higher pension benefits (see Note 9), and a settlement of an insurance claim recovery at an international location.

Provision for income taxes	2,094	2,871	-27

Decreased as a result of lower pretax income, adjustments to valuation allowance on deferred tax, and the favorable impact of discrete tax benefits. These items were partially offset by prior years' favorable income tax ruling in Brazil.

BUSINESS SEGMENT RESULTS	2024 compared to 2023

Each equipment operations segment experienced lower shipment volumes partially offset by price realization during 2024. Rising global grain stocks, lower commodity prices, elevated interest rates, and the effect of inventory management contributed to lower shipment volumes for large and small agriculture. Declines in housing starts, decreases in rental purchases, lower levels of commercial real estate construction, and the effect of inventory management contributed to lower shipment volumes for construction equipment.

Production costs were favorable in 2024 due to lower material and employee profit-sharing incentives costs, partially offset by higher manufacturing overhead costs driven by lower volumes and production inefficiencies.

Production and Precision Agriculture Operations

	2024	2023	% Change
Net sales	$20,834	$26,790	-22
Sales volume and other			-24
Price realization			+2
Currency translation
Operating profit	4,514	6,996	-35
Operating margin	21.7%	26.1%

Sales volumes decreased 17 percent in the U.S. and Canada, 40 percent in Brazil, and 30 percent in Europe. Price realization in the U.S. and Canada was 3 percent driven by inflation, which was partially offset by an increase in retail and pool funds sales incentives. Price realization was flat outside the U.S. and Canada due to moderating market conditions. Current period results were impacted by special items (see Note 4).

Production & Precision Agriculture Operating Profit

2024 compared to 2023

Small Agriculture and Turf Operations

	2024	2023	% Change
Net sales	$10,969	$13,980	-22
Sales volume and other			-24
Price realization			+2
Currency translation
Operating profit	1,627	2,472	-34
Operating margin	14.8%	17.7%

Sales volumes decreased 22 percent in the U.S. and Canada, 28 percent in Europe, and 45 percent in Mexico.

Price realization was 3 percent in the U.S. and Canada and 1 percent outside the U.S. and Canada driven by inflation. Current period results were impacted by special items (see Note 4).

Small Agriculture & Turf Operating Profit

2024 compared to 2023

Construction and Forestry Operations

	2024	2023	% Change
Net sales	$12,956	$14,795	-12
Sales volume and other			-12
Price realization
Currency translation
Operating profit	2,009	2,695	-25
Operating margin	15.5%	18.2%

Sales volumes decreased 15 percent in the U.S. and Canada and 8 percent outside the U.S. and Canada. Price realization was about flat in the U.S. and Canada driven by moderating market conditions and 1 percent outside the U.S. and Canada. Current and prior period results were impacted by special items (see Note 4).

Construction & Forestry Operating Profit

2024 compared to 2023

Financial Services Operations

	2024	2023	% Change
Revenue (including intercompany)	$6,493	$5,554	+17
Average balance of receivables and leases			+12
Interest expense	3,182	2,362	+35
Average borrowing rates			+20
Average borrowings			+12
Net income	696	619	+12

Average wholesale receivables increased 26 percent driven by higher dealer used inventory levels. While new retail note volumes moderated due to reduced retail demand, average retail portfolio levels grew due to higher volumes in recent years resulting in a 9 percent increase. Revenue also increased due to higher average financing rates. Excluding the impact of a one-time correction of the accounting treatment for financing incentives offered to John Deere dealers in 2023 (see Note 4), net income declined as a result of a higher provision for credit losses and less-favorable financing spreads driven primarily by the receivable portfolio mix. These factors were partially offset by income earned on higher average portfolio balances.

Financial Services Net Income

2024 compared to 2023

BUSINESS SEGMENT RESULTS	2023 compared to 2022

Please refer to the “Management’s Discussion and Analysis” section of our 2023 Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY	2024 compared to 2023

We have access to global markets at a reasonable cost. Sources of liquidity include:

●	cash, cash equivalents, and marketable securities on hand,
●	funds from operations,
●	the issuance of commercial paper and term debt,
●	the securitization of retail notes, and
●	bank lines of credit.

We closely monitor our cash requirements. Based on the available sources of liquidity, we expect to meet our funding needs in the short term (next 12 months) and long term (beyond 12 months). We are forecasting lower operating cash flows from equipment operations in 2025 compared with 2024 driven by a decrease in net income adjusted for non-cash provisions, partially offset by higher cash flows generated from inventory reductions.

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

The assets and liabilities of Banco John Deere S.A. (BJD) were reclassified to held for sale in the third quarter of 2024 and are therefore not included within the 2024 balances reflected below (see Note 4).

Key Metrics and Balance Sheet Changes

Cash, Cash Equivalents and Marketable Securities

●	The increase was primarily driven by higher operating cash flow.
●	See the detailed cash flow discussion in the next section.

Trade Accounts and Notes Receivable – Net

●	Receivables are generated from the sales of goods and services to customers.
●	The decrease was driven by lower sales.

●	6 percent of receivables were outstanding for periods exceeding 12 months caused by increased dealer inventory levels.

Financing Receivables and Equipment on Operating Leases

●	The increase is due to higher wholesale receivable portfolios due to an increase in dealer used inventory levels and higher retail notes, partially offset by the reclassification of BJD receivables to “Assets held for sale” (see Note 4).
●	Acquisition volumes were flat compared to prior period.

Inventories

●	Inventories decreased due to lower forecasted demand.

Property and Equipment

●	Cash expenditures were $1.6 billion in 2024.
●	Capital expenditures are forecasted to be $1.6 billion in 2025.

Accounts Payable and Accrued Expenses

●	Accounts payable decreased due to lower trade payables.
●	Accrued expenses decreased due to lower derivative liabilities and dealer sales incentives.

Borrowings

●	Borrowings increased corresponding with the level of financing receivable and lease portfolios, partially offset by the reclassification of BJD borrowings to “Liabilities held for sale” (see Note 4).

Unused Credit Lines

●	The increase in unused credit lines was due to a decrease in commercial paper outstanding.

Financial Services Ratio of Interest-Bearing Debt to Stockholder’s Equity

CASH FLOWS	2024, 2023, and 2022

	2024	2023	2022
Net cash provided by operating activities	$9,231	$8,589	$4,699
Net cash used for investing activities	(6,464)	(8,749)	(8,485)
Net cash provided by (used for) financing activities	(2,717)	2,808	826
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(37)	31	(224)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$13	$2,679	$(3,184)

Cash inflows from operating activities were $9.2 billion in 2024, driven by net income adjusted for non-cash provisions and lower inventories and receivables from a decline in sales. These items were partially offset by a decrease in vendor payables and a reduction in dealer sales incentive accruals.

Cash outflows from investing activities were $6.5 billion in 2024 due to growth in the financing receivable and lease portfolios and capital expenditures.

Cash outflows from financing activities were $2.7 billion in 2024, as repurchases of common stock and dividends paid were partially offset by higher borrowings.

Cash Returned to Shareholders

Cash returned to shareholders decreased $3.0 billion in 2024 as we managed cash flows through the declining business cycle in accordance with our use-of-cash priorities.

DEBT RATINGS

To access public debt capital markets, we rely on credit rating agencies to assign short-term and long-term credit ratings to our debt securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell, or hold our securities. A credit rating agency may change or withdraw ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, reduced access to debt capital markets, and may adversely impact our liquidity.

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured company securities by the rating agencies engaged by us are as follows:

Senior
	Long-Term	Short-Term	Outlook

Fitch Ratings	A+	F1	Stable
Moody’s Investors Service, Inc.	A1	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

CONTRACTUAL OBLIGATIONS AND CASH REQUIREMENTS	2025 and Beyond

Our material cash requirements include the following:

Borrowings – As of October 27, 2024, we had $17.6 billion of payments due on borrowings and securitization borrowings in the next year, along with interest payments of $2.5 billion. The securitization borrowing payments are based on the expected liquidation of the retail notes. See Notes 12 and 19 for additional borrowing details. These payments will likely be replaced with new borrowings to finance the receivable and lease portfolio, which is expected to be lower in 2025.

Purchase Obligations – As of October 27, 2024, our outstanding purchase obligations were $3.2 billion, with $2.8 billion payable within one year. These purchase obligations are noncancelable.

Other Cash Requirements – In addition to our contractual obligations, we have the following commitments:

●	capital expenditures of $1.6 billion are planned for 2025,
●	expected quarterly cash dividend throughout 2025 (subject to change at the discretion of our Board of Directors), and
●	total pension and other postretirement benefit (OPEB) contributions in 2025 are expected to be approximately $760 including a voluntary OPEB contribution of up to $520 (see Note 7).

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

Sales Incentive Accruals

The accruals recorded against receivables relate to programs where we have the contractual right and the intent to offset against existing receivables. The decrease in 2024 resulted from lower sales.

A key assumption of the retail sales incentive accrual is the predictive value of the historical percent of retail sales incentive costs to retail sales. Over the last five fiscal years, this percent has varied by an average of 1.0 percent. Holding other assumptions constant, a 1.0 percent change would have modified the sales incentive accrual by about $135.

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

Product Warranty Accruals

The decrease in 2024 is the result of lower sales volumes.

Product warranty accrual estimates are affected by the historical percent of warranty claims costs as a percentage of gross sales. Over the last five fiscal years, the percent has varied plus or minus .09 percent. Holding all other assumptions constant, if this estimated cost experience percent would have increased or decreased .09 percent, the warranty accrual at October 27, 2024 would have changed by approximately $50.

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

The key pension and OPEB amounts follow:

	2024	2023	2022
Pension and OPEB net (benefit) cost	$(86)	$(13)	$176
Long-term expected return on pension and OPEB plan assets (as a percent)	6.8	6.2	5.0
Long-term expected return on pension and OPEB plan assets	1,075	995	836
Actual return (loss) on pension and OPEB plan assets	1,962	(395)	(3,565)
Pension assets, net of pension liabilities	2,003	2,076	2,690
OPEB liabilities, net of OPEB assets	1,191	1,001	1,205

The increase in the 2024 pension and OPEB net benefit was due to an increase in the expected long-term rates of return on pension plan assets and the Canadian pension settlement charge recognized in 2023 (see Note 7).

The effect of hypothetical changes to selected assumptions on our major U.S. retirement benefit plans would be as follows:

		October 27, 2024	2025
		Increase	Increase
	Percentage	(Decrease)	(Decrease)
Assumptions	Change	PBO/APBO*	Expense
Pensions:
Discount rate**	+/-.5	$(495)/550	$4/7
Expected return on assets	+/-.5		(63)/63
OPEB:
Discount rate**	+/-.5	(138)/149	(3)/1
Expected return on assets	+/-.5		(11)/11
Health care cost trend rate**	+/-1.0	263/(230)	33/(35)

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

Allowance for Credit Losses

The allowance for credit losses is an estimate of the credit losses expected over the life of the receivable portfolio. The allowance is measured on a collective basis for receivables with similar risk characteristics. Receivables that do not share risk characteristics are evaluated on an individual basis. Risk characteristics include:

●	finance product category,
●	market,
●	geography,
●	credit risk, and
●	remaining balance.

We utilize the following loss forecast models to estimate expected credit losses:

●	Linear regression models are used for large and complex retail customer receivable pools, which represent more than 90 percent of retail customer receivables. These statistical models utilize independent variables, or predictive features, to estimate lifetime default rates, which are subsequently adjusted for expected recoveries to arrive at lifetime credit loss estimates. Independent variables include credit quality at time of application, remaining account balance, delinquency status, and various economic factors, such as commodity prices, employment levels, and housing data.
●	Weighted average remaining maturity (WARM) models are used for smaller and less complex retail customer receivable pools.
●	Historical loss rate models are used on wholesale receivables, with consideration of current economic conditions and dealer financial risk.

Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary to arrive at management’s best estimate of expected credit losses.

Allowance for Credit Losses

During 2024, we determined that the financial services business in Brazil met the held for sale criteria. The receivables in Brazil were reclassified to “Assets held for sale.” The associated allowance for credit losses was reversed and a valuation allowance for the assets held for sale was recorded (see Note 4). Excluding the business in Brazil, the allowance for credit losses increased, primarily due to higher expected losses as a result of elevated delinquencies and a decline in market conditions. This increase was partially offset by a decrease in the allowance on revolving charge accounts, driven by write-offs of seasonal financing program accounts and recoveries expected on those accounts in the future.

While we believe our allowance is sufficient to provide for losses over the life of our existing receivable portfolio, different assumptions would result in changes to the allowance for credit losses. Within the retail customer receivable portfolio, credit loss estimates are dependent on a number of factors, including credit quality at time of application, remaining account balances, current delinquency levels, various economic factors, and estimated recoveries on defaulted accounts. Changes in any of these factors could impact our credit losses. Conversely, changes in economic conditions have historically had limited impact on credit losses within the wholesale receivable portfolio.

Holding all other factors constant, a 10 percent increase in the linear regression models’ forecasted defaults and a simultaneous 10 percent decrease in recovery rates would have resulted in a $70 increase to the allowance for credit losses at October 27, 2024.

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

Operating Lease Residual Values

Hypothetically, if (a) future market values for this equipment were to decrease 10 percent from our present estimates, and (b) all the equipment on operating leases were returned to us for remarketing at the end of the lease term, the total unfavorable impact after consideration of dealer residual value guarantees would be approximately $75. This amount would be recognized as higher depreciation expense over the remaining term of the operating leases, or potentially as an impairment.

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

Valuation allowances are established when we determine that the deferred tax benefit may not be realized. The recoverability analysis requires significant judgment and relies on estimates. The valuation allowance as of October 27, 2024 was $1.6 billion. Changes in foreign income tax laws, income for certain jurisdictions, or our tax structure could impact the valuation allowance balance.

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

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	the agricultural business cycle, which can be unpredictable and is affected by factors such as world grain stocks, harvest yields, available farm acres, acreage planted, soil conditions, prices for commodities and livestock, input costs, availability of transport for crops as well as adverse macroeconomic conditions, including unemployment, inflation, interest rate volatility, changes in consumer practices due to slower economic growth, and regional or global liquidity constraints; these constraints may impact our customers and dealers, resulting in higher provisions for credit losses and write-offs;
●	uncertainty of government policies and actions after recent U.S. elections in respect to global trade, tariffs, trade agreements, and energy, and the uncertainty of our ability to internationally sell products based on these actions and policies;
●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for our products and solutions;
●	our ability to adapt in highly competitive markets, including understanding and meeting customers’ changing expectations for products and solutions, including delivery and utilization of precision technology;

●	housing starts and supply, real estate and housing prices, levels of public and non-residential construction, and infrastructure investment;
●	political, economic, and social instability of the geographies in which we operate, including the ongoing war between Russia and Ukraine and the conflict in the Middle East;
●	worldwide demand for food and different forms of renewable energy impacting the price of farm commodities and consequently the demand for our equipment;
●	availability and price of raw materials, components, and whole goods;
●	delays or disruptions in our supply chain;
●	suppliers’ and manufacturers’ business practices and compliance with applicable laws such as human rights, safety, environmental, and fair wages;
●	changes in climate patterns, unfavorable weather events, and natural disasters;
●	loss of or challenges to intellectual property rights;
●	rationalization, restructuring, relocation, expansion and/or reconfiguration of manufacturing and warehouse facilities;
●	the ability to execute business strategies, including our Smart Industrial Operating Model and Leap Ambitions;
●	the ability to understand and meet customers’ changing expectations and demand for our products and solutions, including delivery and utilization of precision technology;
●	accurately forecasting customer demand for products and services and adequately managing inventory;
●	dealer practices and their ability to manage inventory and distribution of our products and to provide support and service for precision technology solutions;
●	the ability to realize anticipated benefits of acquisitions and joint ventures, including challenges with successfully integrating operations and internal control processes;
●	negative claims or publicity that damage our reputation or brand;
●	the ability to attract, develop, engage, and retain qualified employees;
●	the impact of workforce reductions on company culture, employee retention and morale, and institutional knowledge;
●	labor relations and contracts, including work stoppages and other disruptions;
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to our information technology infrastructure and products;
●	leveraging artificial intelligence and machine learning within our business processes;
●	changes to governmental communications channels (radio frequency technology);
●	changes to existing laws and regulations, including the implementation of new, more stringent laws, as well as compliance with a variety of U.S., foreign and international laws, regulations, and policies relating to, but not limited to the following: advertising, anti-bribery and anti-corruption, anti-money laundering, antitrust, consumer finance, cybersecurity, data privacy, encryption, environmental (including climate change and engine emissions), farming, health and safety, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, human rights, import / export and trade, tariffs, labor and employment, product liability, telematics, and telecommunications;
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy;
●	investigations, claims, lawsuits, or other legal proceedings; and
●	warranty claims, post-sales repairs or recalls, product liability litigation, and regulatory investigations as a result of the deficient operation of our products.

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

SUPPLEMENTAL CONSOLIDATING DATA

The supplemental consolidating data presented on the subsequent pages is presented for informational purposes. Equipment operations represent the enterprise without financial services. Equipment operations include production and precision agriculture operations, small agriculture and turf operations, construction and forestry operations, and other corporate assets, liabilities, revenues, and expenses not reflected within financial services. Transactions between the equipment operations and financial services have been eliminated to arrive at the consolidated financial statements.

Equipment operations and financial services participate in different industries. Equipment operations primarily generate earnings and cash flows by manufacturing and selling equipment, service parts, and technology solutions to dealers and retail customers. Financial services finance sales and leases by dealers of new and used equipment that is largely manufactured by equipment operations. Those earnings and cash flows generally are the difference between the finance income received from customer payments less interest expense, and depreciation on equipment subject to an operating lease. The two businesses are capitalized differently and have separate performance metrics. The supplemental consolidating data is also used by management due to these differences.

INCOME STATEMENTS
For the Years Ended October 27, 2024, October 29, 2023, and October 30, 2022
Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net Sales and Revenues
Net sales	$44,759	$55,565	$47,917							$44,759	$55,565	$47,917
Finance and interest income	596	636	213	$6,035	$5,055	$3,583	$(872)	$(1,008)	$(431)	5,759	4,683	3,365	[1]
Other income	1,006	858	1,261	458	499	502	(266)	(354)	(468)	1,198	1,003	1,295	[2,3,4]
Total	46,361	57,059	49,391	6,493	5,554	4,085	(1,138)	(1,362)	(899)	51,716	61,251	52,577

Costs and Expenses
Cost of sales	30,803	37,739	35,341				(28)	(24)	(3)	30,775	37,715	35,338	[4]
Research and development expenses	2,290	2,177	1,912							2,290	2,177	1,912
Selling, administrative and general expenses	3,791	3,611	3,137	1,059	994	735	(10)	(10)	(9)	4,840	4,595	3,863	[4]
Interest expense	396	411	390	3,182	2,362	799	(230)	(320)	(127)	3,348	2,453	1,062	[1]
Interest compensation to Financial Services	640	687	299				(640)	(687)	(299)				[1]
Other operating expenses	133	217	350	1,354	1,396	1,386	(230)	(321)	(461)	1,257	1,292	1,275	[3,4,5]
Total	38,053	44,842	41,429	5,595	4,752	2,920	(1,138)	(1,362)	(899)	42,510	48,232	43,450

Income before Income Taxes	8,308	12,217	7,962	898	802	1,165				9,206	13,019	9,127
Provision for income taxes	1,887	2,685	1,718	207	186	289				2,094	2,871	2,007

Income after Income Taxes	6,421	9,532	6,244	691	616	876				7,112	10,148	7,120
Equity in income (loss) of unconsolidated affiliates	(29)	4	6	5	3	4				(24)	7	10

Net Income	6,392	9,536	6,250	696	619	880				7,088	10,155	7,130
Less: Net loss attributable to noncontrolling interests	(12)	(11)	(1)							(12)	(11)	(1)
Net Income Attributable to Deere & Company	$6,404	$9,547	$6,251	$696	$619	$880				$7,100	$10,166	$7,131

1 Elimination of intercompany interest income and expense.

2 Elimination of equipment operations’ margin from inventory transferred to equipment on operating leases (see Note 6).

3 Elimination of income and expenses between equipment operations and financial services related to intercompany guarantees of investments in certain international markets.

4 Elimination of intercompany service revenues and fees.

5 Elimination of financial services’ lease depreciation expense related to inventory transferred to equipment on operating leases.

SUPPLEMENTAL CONSOLIDATING DATA (continued)

CONDENSED BALANCE SHEETS
As of October 27, 2024 and October 29, 2023
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2024	2023	2024	2023	2024	2023	2024	2023
ASSETS
Cash and cash equivalents	$5,615	$5,720	$1,709	$1,738			$7,324	$7,458
Marketable securities	125	104	1,029	842			1,154	946
Receivables from Financial Services	3,043	4,516			$(3,043)	$(4,516)			[6]
Trade accounts and notes receivable – net	1,257	1,320	6,225	8,687	(2,156)	(2,268)	5,326	7,739	[7]
Financing receivables – net	78	64	44,231	43,609			44,309	43,673
Financing receivables securitized – net	2		8,721	7,335			8,723	7,335
Other receivables	2,193	1,813	427	869	(75)	(59)	2,545	2,623	[7]
Equipment on operating leases – net			7,451	6,917			7,451	6,917
Inventories	7,093	8,160					7,093	8,160
Property and equipment – net	7,546	6,843	34	36			7,580	6,879
Goodwill	3,959	3,900					3,959	3,900
Other intangible assets – net	999	1,133					999	1,133
Retirement benefits	2,839	2,936	83	72	(1)	(1)	2,921	3,007	[8]
Deferred income taxes	2,262	2,133	43	68	(219)	(387)	2,086	1,814	[9]
Other assets	2,194	1,948	715	559	(3)	(4)	2,906	2,503
Assets held for sale			2,944				2,944
Total Assets	$39,205	$40,590	$73,612	$70,732	$(5,497)	$(7,235)	$107,320	$104,087

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$911	$1,230	$12,622	$16,709			$13,533	$17,939
Short-term securitization borrowings	2		8,429	6,995			8,431	6,995
Payables to Equipment Operations			3,043	4,516	$(3,043)	$(4,516)			[6]
Accounts payable and accrued expenses	13,534	14,862	3,243	3,599	(2,234)	(2,331)	14,543	16,130	[7]
Deferred income taxes	434	452	263	455	(219)	(387)	478	520	[9]
Long-term borrowings	6,603	7,210	36,626	31,267			43,229	38,477
Retirement benefits and other liabilities	2,250	2,032	105	109	(1)	(1)	2,354	2,140	[8]
Liabilities held for sale			1,827				1,827
Total liabilities	23,734	25,786	66,158	63,650	(5,497)	(7,235)	84,395	82,201

Commitments and contingencies (Note 20)
Redeemable noncontrolling interest (Note 3)	82	97					82	97

STOCKHOLDERS’ EQUITY
Total Deere & Company stockholders’ equity	22,836	21,785	7,454	7,082	(7,454)	(7,082)	22,836	21,785	[10]
Noncontrolling interests	7	4					7	4
Financial Services' equity	(7,454)	(7,082)			7,454	7,082			[10]
Adjusted total stockholders' equity	15,389	14,707	7,454	7,082			22,843	21,789
Total Liabilities and Stockholders’ Equity	$39,205	$40,590	$73,612	$70,732	$(5,497)	$(7,235)	$107,320	$104,087

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

SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENTS OF CASH FLOWS
For the Years Ended October 27, 2024, October 29, 2023, and October 30, 2022
Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	2024	2023	2022	2024	2023	2022	2024	2023	2022	2024	2023	2022
Cash Flows from Operating Activities
Net income	$6,392	$9,536	$6,250	$696	$619	$880				$7,088	$10,155	$7,130
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	14	7	3	296	(23)	189				310	(16)	192
Provision for depreciation and amortization	1,220	1,123	1,041	1,040	1,016	1,050	$(142)	$(135)	$(196)	2,118	2,004	1,895	[11]
Impairments and other adjustments	28	18	88	97	173					125	191	88
Share-based compensation expense							208	130	85	208	130	85	[12]
Gain on remeasurement of previously held equity investment			(326)									(326)
Distributed earnings of Financial Services	250	215	444				(250)	(215)	(444)				[13]
Provision (credit) for deferred income taxes	(97)	(959)	8	(197)	169	(74)				(294)	(790)	(66)
Changes in assets and liabilities:
Receivables related to sales	(13)	(58)	(189)				434	(4,195)	(2,294)	421	(4,253)	(2,483)	[14,16]
Inventories	1,011	474	(1,924)				(223)	(195)	(167)	788	279	(2,091)	[15]
Accounts payable and accrued expenses	(1,429)	1,352	1,444	277	449	143	112	(971)	(454)	(1,040)	830	1,133	[16]
Accrued income taxes payable/receivable	(218)	8	166	95	(31)	(25)				(123)	(23)	141
Retirement benefits	(215)	(164)	(1,016)	(12)	(6)	1				(227)	(170)	(1,015)
Other	(38)	367	250	40	(51)	(287)	(145)	(64)	53	(143)	252	16	[11,12,15]
Net cash provided by operating activities	6,905	11,919	6,239	2,332	2,315	1,877	(6)	(5,645)	(3,417)	9,231	8,589	4,699

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)				26,029	24,128	22,400	(867)	(1,077)	(1,493)	25,162	23,051	20,907	[14]
Proceeds from maturities and sales of marketable securities	99	59		733	127	79				832	186	79
Proceeds from sales of equipment on operating leases				1,929	1,981	2,093				1,929	1,981	2,093
Cost of receivables acquired (excluding receivables related to sales)				(29,152)	(29,229)	(26,903)	336	457	603	(28,816)	(28,772)	(26,300)	[14]
Acquisitions of businesses, net of cash acquired		(82)	(498)								(82)	(498)
Purchases of marketable securities	(209)	(173)	(76)	(846)	(318)	(174)				(1,055)	(491)	(250)
Purchases of property and equipment	(1,636)	(1,494)	(1,131)	(4)	(4)	(3)				(1,640)	(1,498)	(1,134)
Cost of equipment on operating leases acquired				(3,464)	(3,234)	(2,879)	302	264	225	(3,162)	(2,970)	(2,654)	[15]
Decrease (increase) in investment in Financial Services	4	(870)	7				(4)	870	(7)				[17]
Decrease (increase) in trade and wholesale receivables				21	(5,783)	(3,601)	(21)	5,783	3,601				[14]
Collateral on derivatives – net		(1)	5	413	(11)	(647)				413	(12)	(642)
Other	(125)	(176)	(137)	(8)	31	14	6	3	37	(127)	(142)	(86)
Net cash used for investing activities	(1,867)	(2,737)	(1,830)	(4,349)	(12,312)	(9,621)	(248)	6,300	2,966	(6,464)	(8,749)	(8,485)

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	28	(113)	136	(1,884)	4,121	3,716				(1,856)	4,008	3,852
Change in intercompany receivables/payables	1,459	2,090	(1,633)	(1,459)	(2,090)	1,633
Proceeds from borrowings issued (original maturities greater than three months)	159	342	138	17,937	15,087	10,220				18,096	15,429	10,358
Payments of borrowings (original maturities greater than three months)	(1,123)	(901)	(1,356)	(12,109)	(7,012)	(7,089)				(13,232)	(7,913)	(8,445)
Repurchases of common stock	(4,007)	(7,216)	(3,597)							(4,007)	(7,216)	(3,597)
Capital investment from Equipment Operations				(4)	870	(7)	4	(870)	7				[17]
Dividends paid	(1,605)	(1,427)	(1,313)	(250)	(215)	(444)	250	215	444	(1,605)	(1,427)	(1,313)	[13]
Other	(46)	(7)	6	(67)	(66)	(35)				(113)	(73)	(29)
Net cash provided by (used for) financing activities	(5,135)	(7,232)	(7,619)	2,164	10,695	7,994	254	(655)	451	(2,717)	2,808	826

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(15)	24	(209)	(22)	7	(15)				(37)	31	(224)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(112)	1,974	(3,419)	125	705	235				13	2,679	(3,184)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	5,755	3,781	7,200	1,865	1,160	925				7,620	4,941	8,125
Cash, Cash Equivalents, and Restricted Cash at End of Year	$5,643	$5,755	$3,781	$1,990	$1,865	$1,160				$7,633	$7,620	$4,941

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$5,615	$5,720	$3,767	$1,709	$1,738	$1,007				$7,324	$7,458	$4,774
Cash, cash equivalents, and restricted cash (Assets held for sale)				116						116
Restricted cash (Other assets)	28	35	14	165	127	153				193	162	167
Total Cash, Cash Equivalents, and Restricted Cash	$5,643	$5,755	$3,781	$1,990	$1,865	$1,160				$7,633	$7,620	$4,941

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

16 Reclassification of sales incentive accruals on receivables sold to financial services.

17 Elimination of change in investment from equipment operations to financial services.

SELECTED FINANCIAL DATA

	2024	2023	2022	2021	2020	2019	2018	2017	2016	2015
Net sales and revenues	$51,716	$61,251	$52,577	$44,024	$35,540	$39,258	$37,358	$29,738	$26,644	$28,863
Net sales	44,759	55,565	47,917	39,737	31,272	34,886	33,351	25,885	23,387	25,775
Finance and interest income	5,759	4,683	3,365	3,296	3,450	3,493	3,107	2,732	2,511	2,381
Research and development expenses	2,290	2,177	1,912	1,587	1,644	1,783	1,658	1,373	1,394	1,410
Selling, administrative and general expenses	4,840	4,595	3,863	3,383	3,477	3,551	3,455	3,098	2,791	2,868
Interest expense	3,348	2,453	1,062	993	1,247	1,466	1,204	899	764	680
Net income*	7,100	10,166	7,131	5,963	2,751	3,253	2,368	2,159	1,524	1,940
Return on net sales	15.9%	18.3%	14.9%	15.0%	8.8%	9.3%	7.1%	8.3%	6.5%	7.5%
Return on beginning Deere & Company stockholders’ equity	32.6%	50.2%	38.7%	46.1%	24.1%	28.8%	24.8%	33.1%	22.6%	21.4%
Comprehensive income*	6,508	10,099	6,629	8,963	2,819	2,081	3,222	3,221	627	994

Net income per share – basic*	$25.73	$34.80	$23.42	$19.14	$8.77	$10.28	$7.34	$6.76	$4.83	$5.81
– diluted*	25.62	34.63	23.28	18.99	8.69	10.15	7.24	6.68	4.81	5.77
Dividends declared per share	5.88	5.05	4.36	3.61	3.04	3.04	2.58	2.40	2.40	2.40
Dividends paid per share	5.76	4.83	4.28	3.32	3.04	2.97	2.49	2.40	2.40	2.40
Average number of common shares outstanding (in millions) – basic	276.0	292.2	304.5	311.6	313.5	316.5	322.6	319.5	315.2	333.6
– diluted	277.1	293.6	306.3	314.0	316.6	320.6	327.3	323.3	316.6	336.0

Total assets	$107,320	$104,087	$90,030	$84,114	$75,091	$73,011	$70,108	$65,786	$57,918	$57,883
Trade accounts and notes receivable – net	5,326	7,739	6,410	4,208	4,171	5,230	5,004	3,925	3,011	3,051
Financing receivables – net	44,309	43,673	36,634	33,799	29,750	29,195	27,054	25,104	23,702	24,809
Financing receivables securitized – net	8,723	7,335	5,936	4,659	4,703	4,383	4,022	4,159	5,127	4,835
Equipment on operating leases – net	7,451	6,917	6,623	6,988	7,298	7,567	7,165	6,594	5,902	4,970
Inventories	7,093	8,160	8,495	6,781	4,999	5,975	6,149	3,904	3,341	3,817
Property and equipment – net	7,580	6,879	6,056	5,820	5,817	5,973	5,868	5,068	5,171	5,181
Short-term borrowings	13,533	17,939	12,592	10,919	8,582	10,784	11,062	10,035	6,911	8,425
Short-term securitization borrowings	8,431	6,995	5,711	4,605	4,682	4,321	3,957	4,119	4,998	4,585
Long-term borrowings	43,229	38,477	33,596	32,888	32,734	30,229	27,237	25,891	23,703	23,775
Total Deere & Company stockholders’ equity	22,836	21,785	20,262	18,431	12,937	11,413	11,288	9,557	6,520	6,743

Book value per share*	$84.03	$77.37	$67.82	$59.83	$41.25	$36.45	$35.45	$29.70	$20.71	$21.29
Capital expenditures	$1,624	$1,537	$1,176	$867	$762	$1,084	$969	$586	$668	$655
Number of employees (at year end)	75,847	82,956	82,239	75,550	69,634	73,489	74,413	60,476	56,767	57,180

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

Interest Rate Risk

Results of Operations – Central bank policy rates increased in 2022 and 2023 and have remained elevated. Increased rates impacted us in several ways, primarily affecting the demand for our products and financing spreads for the financial services operations. Increased interest rates have historically impacted our borrowings sooner than the benefit is realized from the financing receivable and equipment on operating lease portfolios.

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

The net impact in these financial instruments’ fair values which would be caused by decreasing or increasing the interest rates by 10 percent from the market rates at October 27, 2024, and October 29, 2023, would have been approximately $75 and $10, respectively.

Reference Rate Reform – We transitioned our financing, funding, and hedging portfolios from the London Interbank Offered Rate (LIBOR) to alternative reference rates in 2023, and in 2024, we transitioned certain portfolios from the Canadian Dollar Offered Rate (CDOR) to an alternative reference rate. These transition activities did not have a material impact on our financial statements.

Foreign Currency Risk

We hedge significant currency exposures for our equipment operations. Worldwide foreign currency exposures are reviewed quarterly. Based on the anticipated and committed foreign currency cash inflows, outflows, and hedging policy for the next twelve months, we estimate that a hypothetical 10 percent strengthening of the U.S. dollar relative to other currencies through 2025 would increase the 2025 expected net cash inflows by approximately $25. At October 29, 2023, a hypothetical 10 percent strengthening of the U.S. dollar under similar assumptions and calculations indicated a potential $25 increase on the 2024 net cash inflows. The estimated impacts on net cash inflows by currency follow:

	2025	2024
Australian dollar	$(75)	$(75)
Brazilian real	25	25
British pound	(50)	(50)
Canadian dollar	25
Euro	100	75
Japanese yen	50	75
Mexican peso	25	25
Polish zloty	(25)	(25)
All other	(50)	(25)
Total increase	$25	$25

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

DEERE & COMPANY

STATEMENTS OF CONSOLIDATED INCOME

For the Years Ended October 27, 2024, October 29, 2023, and October 30, 2022

	2024	2023	2022
Net Sales and Revenues
Net sales	$44,759	$55,565	$47,917
Finance and interest income	5,759	4,683	3,365
Other income	1,198	1,003	1,295
Total	51,716	61,251	52,577

Costs and Expenses
Cost of sales	30,775	37,715	35,338
Research and development expenses	2,290	2,177	1,912
Selling, administrative and general expenses	4,840	4,595	3,863
Interest expense	3,348	2,453	1,062
Other operating expenses	1,257	1,292	1,275
Total	42,510	48,232	43,450

Income of Consolidated Group before Income Taxes	9,206	13,019	9,127
Provision for income taxes	2,094	2,871	2,007

Income of Consolidated Group	7,112	10,148	7,120
Equity in income (loss) of unconsolidated affiliates	(24)	7	10

Net Income	7,088	10,155	7,130
Less: Net loss attributable to noncontrolling interests	(12)	(11)	(1)
Net Income Attributable to Deere & Company	$7,100	$10,166	$7,131

Per Share Data
Basic	$25.73	$34.80	$23.42
Diluted	25.62	34.63	23.28
Dividends declared	5.88	5.05	4.36
Dividends paid	5.76	4.83	4.28

Average Shares Outstanding (in millions of shares)
Basic	276.0	292.2	304.5
Diluted	277.1	293.6	306.3

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

For the Years Ended October 27, 2024, October 29, 2023, and October 30, 2022

	2024	2023	2022
Net Income	$7,088	$10,155	$7,130

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(429)	(456)	645
Cumulative translation adjustment	(134)	443	(1,116)
Unrealized gain (loss) on derivatives	(64)	(29)	63
Unrealized gain (loss) on debt securities	36	(16)	(109)

Other Comprehensive Loss, Net of Income Taxes	(591)	(58)	(517)

Comprehensive Income of Consolidated Group	6,497	10,097	6,613
Less: Comprehensive loss attributable to noncontrolling interests	(11)	(2)	(16)
Comprehensive Income Attributable to Deere & Company	$6,508	$10,099	$6,629

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEETS

As of October 27, 2024 and October 29, 2023

	2024	2023
ASSETS
Cash and cash equivalents	$7,324	$7,458
Marketable securities	1,154	946
Trade accounts and notes receivable – net	5,326	7,739
Financing receivables – net	44,309	43,673
Financing receivables securitized – net	8,723	7,335
Other receivables	2,545	2,623
Equipment on operating leases – net	7,451	6,917
Inventories	7,093	8,160
Property and equipment – net	7,580	6,879
Goodwill	3,959	3,900
Other intangible assets – net	999	1,133
Retirement benefits	2,921	3,007
Deferred income taxes	2,086	1,814
Other assets	2,906	2,503
Assets held for sale	2,944
Total Assets	$107,320	$104,087

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$13,533	$17,939
Short-term securitization borrowings	8,431	6,995
Accounts payable and accrued expenses	14,543	16,130
Deferred income taxes	478	520
Long-term borrowings	43,229	38,477
Retirement benefits and other liabilities	2,354	2,140
Liabilities held for sale	1,827
Total liabilities	84,395	82,201

Commitments and contingencies (Note 20)
Redeemable noncontrolling interest (Note 3)	82	97

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2024 and 2023), at paid-in amount	5,489	5,303
Common stock in treasury, 264,678,912 shares in 2024 and 254,846,927 shares in 2023, at cost	(35,349)	(31,335)
Retained earnings	56,402	50,931
Accumulated other comprehensive income (loss)	(3,706)	(3,114)
Total Deere & Company stockholders’ equity	22,836	21,785
Noncontrolling interests	7	4
Total stockholders’ equity	22,843	21,789
Total Liabilities and Stockholders’ Equity	$107,320	$104,087

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

For the Years Ended October 27, 2024, October 29, 2023, and October 30, 2022

	2024	2023	2022
Cash Flows from Operating Activities
Net income	$7,088	$10,155	$7,130
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	310	(16)	192
Provision for depreciation and amortization	2,118	2,004	1,895
Impairments and other adjustments	125	191	88
Share-based compensation expense	208	130	85
Gain on remeasurement of previously held equity investment			(326)
Credit for deferred income taxes	(294)	(790)	(66)
Changes in assets and liabilities:
Receivables related to sales	421	(4,253)	(2,483)
Inventories	788	279	(2,091)
Accounts payable and accrued expenses	(1,040)	830	1,133
Accrued income taxes payable/receivable	(123)	(23)	141
Retirement benefits	(227)	(170)	(1,015)
Other	(143)	252	16
Net cash provided by operating activities	9,231	8,589	4,699

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	25,162	23,051	20,907
Proceeds from maturities and sales of marketable securities	832	186	79
Proceeds from sales of equipment on operating leases	1,929	1,981	2,093
Cost of receivables acquired (excluding receivables related to sales)	(28,816)	(28,772)	(26,300)
Acquisitions of businesses, net of cash acquired		(82)	(498)
Purchases of marketable securities	(1,055)	(491)	(250)
Purchases of property and equipment	(1,640)	(1,498)	(1,134)
Cost of equipment on operating leases acquired	(3,162)	(2,970)	(2,654)
Collateral on derivatives – net	413	(12)	(642)
Other	(127)	(142)	(86)
Net cash used for investing activities	(6,464)	(8,749)	(8,485)

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	(1,856)	4,008	3,852
Proceeds from borrowings issued (original maturities greater than three months)	18,096	15,429	10,358
Payments of borrowings (original maturities greater than three months)	(13,232)	(7,913)	(8,445)
Repurchases of common stock	(4,007)	(7,216)	(3,597)
Dividends paid	(1,605)	(1,427)	(1,313)
Other	(113)	(73)	(29)
Net cash provided by (used for) financing activities	(2,717)	2,808	826

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(37)	31	(224)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	13	2,679	(3,184)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	7,620	4,941	8,125
Cash, Cash Equivalents, and Restricted Cash at End of Year	$7,633	$7,620	$4,941

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$7,324	$7,458	$4,774
Cash, cash equivalents, and restricted cash (Assets held for sale)	116
Restricted cash (Other assets)	193	162	167
Total Cash, Cash Equivalents, and Restricted Cash	$7,633	$7,620	$4,941

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended October 30, 2022, October 29, 2023, and October 27, 2024

		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest
Balance October 31, 2021	$18,434	$5,054	$(20,533)	$36,449	$(2,539)	$3

Acquisitions (Note 3)							$104
Net income (loss)	7,133			7,131		2	(3)
Other comprehensive loss	(517)				(517)		(15)
Repurchases of common stock	(3,597)		(3,597)
Treasury shares reissued	36		36
Dividends declared	(1,329)			(1,327)		(2)
Share based awards and other	105	111		(6)			6
Balance October 30, 2022	20,265	5,165	(24,094)	42,247	(3,056)	3	92

Net income (loss)	10,168			10,166		2	(13)
Other comprehensive income (loss)	(58)				(58)		9
Repurchases of common stock	(7,274)		(7,274)
Treasury shares reissued	33		33
Dividends declared	(1,477)			(1,472)		(5)
Share based awards and other	132	138		(10)		4	9
Balance October 29, 2023	21,789	5,303	(31,335)	50,931	(3,114)	4	97

Net income (loss)	7,102			7,100		2	(14)
Other comprehensive income (loss)	(592)				(592)		1
Repurchases of common stock	(4,044)		(4,044)
Treasury shares reissued	30		30
Dividends declared	(1,624)			(1,622)		(2)
Noncontrolling interest redemption (Note 4)							(10)
Share based awards and other	182	186		(7)		3	8
Balance October 27, 2024	$22,843	$5,489	$(35,349)	$56,402	$(3,706)	$7	$82

The notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND CONSOLIDATION

References to “Deere & Company,” “John Deere,” “Deere,” “we,” “us,” or “our” include our consolidated subsidiaries, unless otherwise stated. We manage our business through the following operating segments: production and precision agriculture (PPA), small agriculture and turf (SAT), construction and forestry (CF), and financial services (John Deere Financial or FS). References to “equipment operations” include PPA, SAT, and CF, while references to “agriculture and turf” include both PPA and SAT.

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

We record our investment in each unconsolidated affiliated company (20 to 50 percent ownership) at cost, plus or minus our share of the profit or loss after acquisition, and further reduced for any dividends. Other investments (less than 20 percent ownership) are recorded at cost.

Fiscal Year

We use a 52/53 week fiscal year ending on the last Sunday in the reporting period, which generally occurs near the end of October. An additional week is included in the fourth fiscal quarter every five or six years to realign our fiscal quarters with the calendar. The fiscal year ends for 2024, 2023, and 2022 were October 27, 2024, October 29, 2023, and October 30, 2022, respectively. Fiscal years 2024, 2023, and 2022 contained 52 weeks. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years and the associated periods in those fiscal years.

Presentation of Amounts

All amounts are presented in millions of dollars, unless otherwise specified. Certain prior period amounts have been reclassified to conform to current period presentation.

Argentina

We have equipment operations and financial services operations in Argentina. The U.S. dollar has historically been the functional currency for our Argentina operations, as our business is indexed to the U.S. dollar due to the highly inflationary conditions. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the official currency exchange rate. The Argentine government has certain capital and currency controls that restrict our ability to access U.S. dollars in Argentina and remit earnings from our Argentine operations. As of October 27, 2024 and October 29, 2023, our net investment in Argentina was $826 and $766, respectively. Net sales and revenues from our Argentine operations represented approximately 1 percent of consolidated net sales and revenues for 2024, 2023, and 2022. We have employed mechanisms to convert Argentine pesos into U.S. dollars to the extent possible. These mechanisms are short-term in nature, leaving us exposed to long-term currency fluctuations. As of October 27, 2024 and October 29, 2023, the gross peso exposure was $69 and $30, respectively, while the net peso exposure (after considering the impact of short-term hedges) was $14 and $5, respectively. In 2024, we invested in U.S. dollar denominated bonds issued by the central bank of Argentina. The bonds are recorded in “Marketable securities” and classified as “International debt securities.” These bonds can be held until maturity or sold in secondary markets outside of Argentina to settle intercompany debt.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

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

Sales Incentives

We offer sales incentive programs to promote the sale of our products from the dealer to the retail customer. At the time of the sale to a dealer, we record an estimated cost for the sales incentive programs as a reduction to the sales price. The estimated cost is based on historical data, announced and expected incentive programs, field inventory levels, and forecasted sales volumes. The final cost of these programs is determined at the end of the measurement period for volume-based incentives or when the dealer sells the equipment to a retail customer. One type of sales incentive program offered to dealers is pool funds in which we award dealers funds based on new equipment sales. Dealers can use these funds to incentivize sales from the dealer to the end customer. Pool funds, as well as some other incentive programs, are recorded in “Trade accounts and notes receivable – net” as we have the contractual right and the intent to offset against the existing dealer receivables. Actual cost differences from the original cost estimate are recognized in “Net sales.”

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

Advertising Costs

Advertising costs are charged to “Selling, administrative and general expenses” as incurred. Advertising costs were $230 in 2024, $244 in 2023, and $227 in 2022.

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

The allowance is a reduction to the receivable balances, and the provision is recorded in “Selling, administrative and general expenses.” The allowance for credit losses is an estimate of the credit losses expected over the life of our receivable portfolio. Non-performing receivables are included in the estimate of expected credit losses. The allowance is measured on a collective basis for receivables with similar risk characteristics. Receivables that do not share risk characteristics are evaluated on an individual basis. Risk characteristics include:

●	finance product category,

●	market,
●	geography,
●	credit risk, and
●	remaining balance.

We utilize the following loss forecast models to estimate expected credit losses:

●	Linear regression models are used for large and complex retail customer receivable pools, which represent more than 90 percent of retail customer receivables. These statistical models utilize independent variables, or predictive features, to estimate lifetime default rates, which are subsequently adjusted for expected recoveries to arrive at lifetime credit loss estimates. Independent variables included in the models vary by product, but can include credit quality at time of application, remaining account balance, delinquency status, and various economic factors, such as commodity prices, employment levels, and housing data. The economic factors include forward-looking conditions over our reasonable and supportable forecast period. In the fourth quarter of 2024, we transitioned from the use of transition matrix models to linear regression models to estimate expected credit losses. This change in methodology did not have a material impact on our consolidated financial statements.
●	Weighted average remaining maturity (WARM) models are used for smaller and less complex retail customer receivable pools.
●	Historical loss rate models are used on wholesale receivables, with consideration of current economic conditions and dealer financial risk.

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

Foreign currency gains or losses and foreign exchange components of derivative contracts are included in net income, with trade flow activity recorded in “Cost of sales,” sales incentive activity recorded in “Net sales,” and all other activity recorded in “Other operating expenses.” The pretax net loss for foreign exchange in 2024, 2023, and 2022 was $63, $159, and $175, respectively.

New Accounting Pronouncements Adopted

We closely monitor all Accounting Standard Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) and other authoritative guidance. We adopted the following standards in 2024, none of which had a material effect on our consolidated financial statements:

No. 2022-04 — Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations
No. 2022-02 — Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
No. 2022-01 — Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method
No. 2021-08 — Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

Accounting Pronouncements to be Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories presented on the face of the income statement. The effective date of the ASU is fiscal year 2028. We are assessing the effect of this update on our related disclosures.

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

No. 2024-04 — Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments
No. 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
No. 2023-06 — Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative
No. 2023-05 — Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement
No. 2022-03 — Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

3. ACQUISITIONS AND DISPOSITIONS

During the presented periods, we completed acquisitions to support our Smart Industrial Operating Model and Leap Ambitions, which focus on advancing our capabilities in technology.

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

With the completion of this acquisition, we now have complete control over the excavator design, product, and feature updates, making it possible to more rapidly respond to customer requirements and integrate excavators with other construction products in the John Deere product portfolio. We can leverage technology developed for other product lines and production systems across the enterprise and extend those advanced solutions to Deere-designed excavators, strengthening the entire product portfolio. The total invested capital was as follows:

March 2022
Cash consideration for factories	$205
Cash consideration for license agreement	70
Deferred consideration	271
Total purchase price consideration	546
Less: Cash obtained	(187)
Less: Settlement of intercompany balances	(113)
Net purchase price consideration	246
Fair value of previously held equity investment	444
Total invested capital	$690

The total purchase price consideration includes deferred consideration that will be paid as we purchase Deere-branded excavators, components, and service parts from Hitachi under the new supply agreement with a duration that ranges from 5 to 30 years. The deferred consideration represents the price increases under the new supply arrangement. See Note 25 for fair value measurement information. Excluding inflation adjustments, the price increases for products to be acquired by us from Hitachi are as much as 27 percent higher than the prior supply arrangement. We financed the acquisition and associated transaction expenses from cash on hand. The fair value of the previously held equity investment created a non-cash gain of $326 (pretax and after-tax), which was recorded in “Other income” and included in the CF segment’s operating profit.

Prior to the acquisition, we purchased Deere- and Hitachi-branded excavators, components, and parts from the Deere-Hitachi joint venture factories for sale to John Deere dealers. These purchases were included in “Cost of sales,” while the sales to John Deere dealers were included in “Net sales.” Cost of sales also included profit-sharing payments to Hitachi in accordance with the previous marketing agreements. Following the acquisition, Net sales only includes the sale of Deere-branded excavators to John Deere dealers, while Cost of sales reflects market pricing to purchase and manufacture excavators, as well as the related components and service parts.

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

Other Acquisitions

In 2022, we acquired AgriSync Inc. (AgriSync), a technology service provider; an 80 percent stake in both SureFire Ag Systems, Inc. and SureFire Electronics, LLC, renamed after acquisition and collectively referred to as SurePoint Ag Systems, Inc. (SurePoint), which design and manufacture liquid fertilizer application and spray tendering systems; an equity method investment in GUSS Automation LLC (GUSS Automation), a pioneer in semi-autonomous orchard and vineyard sprayers; LGT, LLC (Light), which specializes in depth sensing and camera-based perception for autonomous vehicles; and an equity method investment in InnerPlant, Inc. (InnerPlant), an early-stage biotech company. The combined cost of these acquisitions was $134, net of cash acquired of $3. The asset and liability fair values at the respective acquisition dates follow:

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

Dispositions

In October 2023, we sold our roadbuilding business in Russia. At the time of the sale, total assets were $32, consisting primarily of restricted cash, total liabilities were $1, and the cumulative translation loss was $11. Total proceeds from the sale include $16 of cash and $8 of deferred consideration. A pretax and after-tax loss of $18 was recorded in “Other operating expenses” in the CF segment. As of October 27, 2024, our remaining investments in Russia were not material.

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

4. SPECIAL ITEMS

We were impacted by the following items.

2024 Special Items

Legal Settlements

In 2024, we reached legal settlements concerning patent infringement claims. As a result of these settlements, we recognized a total of $57 pretax gain ($45 after-tax) in "Other income," providing a benefit of $17 to PPA and $40 to CF. These settlements resolve the disputes without any admission of liability by the parties involved. We believe that these settlements enhance our ability to protect our intellectual property and reinforce our commitment to innovation and technological advancement.

Impairment

In the fourth quarter of 2024, we recorded a non-cash charge of $28 pretax and after-tax in “Equity in income (loss) of unconsolidated affiliates” for an other than temporary decline in value of an investment recorded in SAT. See Note 25 for fair value measurement information.

Employee-Separation Programs

In the third quarter of 2024, we implemented employee-separation programs for our salaried workforce in several geographic areas, including the United States, Europe, Asia, and Latin America. The programs’ main purpose was to help meet our strategic priorities while reducing overlap and redundancy in roles and responsibilities. The programs were largely involuntary in nature with the expense recorded when management committed to a plan, the plan was communicated to the employees, and the employees were not required to provide service beyond the legal notification period. For the limited voluntary employee-separation programs, the expense was recorded in the period in which the employee irrevocably accepted a separation offer.

The programs’ total pretax expenses are estimated to be approximately $165. In 2024, we recorded $157 pretax expenses ($124 after-tax) related to the programs, of which $130 was paid in 2024 and $27 is expected to be paid in 2025. The remaining expenses are associated with programs in international locations and are expected to be recorded in 2025.

The programs’ pretax expenses in 2024 were as follows:

	PPA	SAT	CF	FS	Total
Employee-Separation Programs:
Cost of sales	$21	$11	$8		$40
Research and development expenses	22	9	2		33
Selling, administrative and general expenses	34	23	12	$10	79
Total operating profit decrease	$77	$43	$22	$10	$152
Non-operating profit expenses*					5
Total					$157

*    Relates primarily to corporate expenses.

Banco John Deere S.A.

In August 2024, we entered into a joint venture agreement with a Brazilian bank, Banco Bradesco S.A. (Bradesco), for Bradesco to invest and become 50 percent owner of our wholly-owned subsidiary in Brazil, Banco John Deere S.A. (BJD). BJD is included in our financial services segment and finances retail and wholesale loans for agricultural, construction, and forestry equipment. The transaction is intended to reduce our incremental risk as we continue to grow in the Brazilian market. On the transaction date, which is expected to occur in the first half of 2025, Bradesco will contribute capital equal to our equity investment in BJD. We will retain a 50 percent equity interest in BJD and expect to report the results of the joint venture as an equity investment in unconsolidated affiliates.

The BJD business was reclassified as held for sale in the third quarter of 2024, as the held for sale criteria was met. A reversal of $38 in allowance for credit losses was recorded in the third quarter. At October 27, 2024, a $97 valuation allowance was recorded on the assets held for sale, which was presented in “Impairments and other adjustments” in the statements of consolidated cash flows. The net impact of these entries was a pretax and after-tax loss of $59 recorded in “Selling, administrative and general expenses.”

The major classes of the total consolidated assets and liabilities of BJD classified as held for sale and liabilities of BJD to other intercompany parties at October 27, 2024 follows. See Note 25 for fair value measurement information.

October 2024
Cash and cash equivalents	$115
Trade accounts and notes receivable – net	176
Financing receivables – net	2,693
Deferred income taxes	36
Other miscellaneous assets*	21
Valuation allowance	(97)
Assets held for sale	$2,944

Short-term borrowings	$534
Accounts payable and accrued expenses	118
Long-term borrowings	1,174
Retirement benefits and other liabilities	1
Liabilities held for sale	$1,827

Total intercompany payables	$654

*    Includes $1 restricted cash balance.

Redeemable Noncontrolling Interest

In the third quarter of 2024, we exercised our right to purchase the remaining 20 percent interest in SurePoint. The arrangement was accounted for as an equity transaction with no gain or loss recorded in the statements of consolidated income.

2023 Special Items

Sale of Russian Roadbuilding Business

In October 2023, we sold our Russian roadbuilding business, recognizing a loss of $18 (pretax and after-tax). The loss was recorded in “Other operating expenses” in the construction and forestry operations.

Brazil Tax Ruling

In the third quarter of 2023, the Brazil Superior Court of Justice published a favorable tax ruling regarding taxability of local incentives, which allowed us to record a $243 reduction in the provision for income taxes and $47 of interest income.

Financial Services Financing Incentives Correction

In the second quarter of 2023, we corrected the accounting treatment for financing incentives offered to John Deere dealers, which impacted the timing of expense recognition and the presentation of incentive costs in the consolidated financial statements. The cumulative effect of this correction, $173 pretax ($135 after-tax), was recorded in “Selling, administrative and general expenses” in the second quarter of 2023. Prior period results for Deere & Company were not restated, as the adjustment was considered immaterial to our financial statements.

Summary of 2024 and 2023 Special Items

The following table summarizes the operating profit impact of the special items recorded in 2024 and 2023.

	PPA	SAT	CF	FS	Total
2024 Expense (benefit)
Legal settlements	$(17)		$(40)		$(57)
Impairment		$28			28
Employee-separation programs	77	43	22	$10	152
BJD measurement				59	59
Total expense (benefit)	60	71	(18)	69	182

2023 Expense
Russian roadbuilding sale			18		18
Financing incentives correction				173	173
Total expense			18	173	191

Year over year change	$60	$71	$(36)	$(104)	$(9)

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

Impact of Events in Russia / Ukraine

In February 2022, we suspended shipments of machines and service parts to Russia due to the events in Russia / Ukraine. The suspension of shipments reduced the forecasted revenue for the region, which made it probable future cash flows would not cover the carrying value of certain assets. As a result, an impairment was recorded for most long-lived assets in Russia, and our U.S. senior management decided to initiate a voluntary employee-separation program. We also recorded a reserve on inventory, and increased our allowance for credit losses, reflecting economic uncertainty in Russia.

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

	PPA	SAT	CF	FS	Total
Inventory reserve – Cost of sales	$14	$2	$3		$19
Fixed asset impairment – Cost of sales	30		11		41
Intangible asset impairment – Cost of sales			28		28
Allowance for credit losses – Financing receivables – Selling, administrative and general expenses				$153	153
Voluntary-separation program: – Cost of sales	3				3
– Selling, administrative and general expenses	4		6	1	11
Intercompany agreement	82	9	62	(153)
Total Russia/Ukraine events pretax expense	$133	$11	$110	$1	255

Net tax impact					(40)
Total Russia/Ukraine events after-tax expense					$215

Gain on Previously Held Equity Investment

In March 2022, we acquired full ownership of three former Deere-Hitachi joint venture factories and began new license and supply agreements with Hitachi. The fair value of the previous equity investment resulted in a non-cash gain of $326 (pretax and after-tax; see Note 3).

5. REVENUE RECOGNITION

Our net sales and revenues by primary geographic market, major product line, and timing of revenue recognition follow:

	PPA	SAT	CF	FS	Total
2024
Primary geographic markets:
United States	$11,741	$6,249	$8,086	$4,166	$30,242
Canada	1,818	605	760	717	3,900
Western Europe	2,068	2,203	1,729	189	6,189
Central Europe and CIS	787	284	381	36	1,488
Latin America	3,482	433	1,170	453	5,538
Asia, Africa, Oceania, and Middle East	1,530	1,480	1,128	221	4,359
Total	$21,426	$11,254	$13,254	$5,782	$51,716

Major product lines:
Production agriculture	$20,574				$20,574
Small agriculture		$7,693			7,693
Turf		3,023			3,023
Construction			$5,523		5,523
Compact construction			2,459		2,459
Roadbuilding			3,641		3,641
Forestry			1,108		1,108
Financial products	240	131	67	$5,782	6,220
Other	612	407	456		1,475
Total	$21,426	$11,254	$13,254	$5,782	$51,716

Revenue recognized:
At a point in time	$21,059	$11,084	$13,137	$133	$45,413
Over time	367	170	117	5,649	6,303
Total	$21,426	$11,254	$13,254	$5,782	$51,716

	PPA	SAT	CF	FS	Total
2023
Primary geographic markets:
United States	$13,917	$7,796	$9,109	$3,283	$34,105
Canada	1,738	687	1,221	641	4,287
Western Europe	2,640	2,824	1,725	132	7,321
Central Europe and CIS	1,218	530	353	36	2,137
Latin America	5,608	707	1,429	453	8,197
Asia, Africa, Oceania, and Middle East	2,166	1,679	1,183	176	5,204
Total	$27,287	$14,223	$15,020	$4,721	$61,251

Major product lines:
Production agriculture	$26,450				$26,450
Small agriculture		$10,122			10,122
Turf		3,505			3,505
Construction			$6,842		6,842
Compact construction			2,451		2,451
Roadbuilding			3,794		3,794
Forestry			1,429		1,429
Financial products	219	96	58	$4,721	5,094
Other	618	500	446		1,564
Total	$27,287	$14,223	$15,020	$4,721	$61,251

Revenue recognized:
At a point in time	$26,969	$14,092	$14,915	$111	$56,087
Over time	318	131	105	4,610	5,164
Total	$27,287	$14,223	$15,020	$4,721	$61,251

	PPA	SAT	CF	FS	Total
2022
Primary geographic markets:
United States	$10,975	$7,741	$7,103	$2,419	$28,238
Canada	1,387	676	1,238	601	3,902
Western Europe	2,188	2,478	1,576	102	6,344
Central Europe and CIS	1,207	488	545	49	2,289
Latin America	4,991	578	1,467	303	7,339
Asia, Africa, Oceania, and Middle East	1,570	1,608	1,136	151	4,465
Total	$22,318	$13,569	$13,065	$3,625	$52,577

Major product lines:
Production agriculture	$21,685				$21,685
Small agriculture		$10,027			10,027
Turf		3,027			3,027
Construction			$5,864		5,864
Compact construction			1,667		1,667
Roadbuilding			3,441		3,441
Forestry			1,308		1,308
Financial products	60	52	32	$3,625	3,769
Other	573	463	753		1,789
Total	$22,318	$13,569	$13,065	$3,625	$52,577

Revenue recognized:
At a point in time	$22,178	$13,493	$12,980	$105	$48,756
Over time	140	76	85	3,520	3,821
Total	$22,318	$13,569	$13,065	$3,625	$52,577

Following is a description of the elements of net sales and revenues for our major product lines:

Production Agriculture – Includes net sales of large and certain mid-size tractors and associated attachments, combines, cotton pickers, cotton strippers, sugarcane harvesters, sugarcane loaders, tillage, seeding, and application equipment, including sprayers and nutrient management and soil preparation machinery, and related attachments and service parts.

Small Agriculture – Includes net sales of certain mid-size tractors, utility and compact utility tractors, self-propelled forage harvesters, hay and forage equipment, balers, mowers, and related attachments and service parts.

Turf – Includes net sales of turf and utility equipment, including riding lawn equipment, golf course equipment, utility vehicles, and commercial mowing equipment, along with a broad line of associated implements, other outdoor power products, and related attachments and service parts.

Construction – Includes net sales of a broad range of machines used in construction, earthmoving, and material handling, including backhoe loaders, landscape loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, motor graders, scraper systems, articulated dump trucks, and related attachments and service parts.

Compact Construction – Includes net sales of smaller construction equipment, including compact excavators, compact track loaders, compact wheel loaders, skid steers, and related attachments and service parts.

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

We invoice in advance of recognizing the sale of certain products and the revenue for certain services. These relate to extended warranty premiums, advance payments for future equipment sales, and subscription and service revenue related to precision guidance, telematic services, and other information enabled solutions. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses.” The deferred revenue received, but not recognized in revenue was $1,923 and $1,697 at October 27, 2024 and October 29, 2023, respectively. The contract liability is reduced as the revenue is recognized. Revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of the fiscal year was $553 in 2024, $547 in 2023, and $609 in 2022.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year and the estimated revenue to be recognized by fiscal year at October 27, 2024 follows:

Year	Net Sales and Revenues
2025	$512
2026	429
2027	328
2028	208
2029	151
Later years	119
Total	$1,747

As permitted, we elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are for sales to dealers and retail customers for equipment, service parts, repair services, and certain telematics services.

6. SUPPLEMENTAL CASH FLOW INFORMATION

All cash flows from receivables related to sales are included in operating activities. This includes all changes in trade accounts and notes receivables, as well as some financing receivables (see Note 11). Financing receivables that are related to loans on equipment sold by independent dealers are included in investing activities.

Our short-term borrowings mature or may require payment within three months or less. During 2024, we issued $5.3 billion and retired $3.8 billion of retail note securitization borrowings, which are presented in “Net proceeds (payments) in short-term borrowings (original maturities three months or less).”

Cash, cash equivalents, and restricted cash recorded in “Assets held for sale” relates to BJD (see Note 4). Restricted cash recorded in “Other assets” relates to securitization of financing receivables (see Note 12) and cash held in Russia.

Supplemental cash flow information follows:

	2024	2023	2022
Cash paid for interest	$3,298	$2,227	$1,101
Cash paid for income taxes	2,518	3,578	1,940
Inventory transferred to equipment on operating leases	223	195	167
Accounts payable related to purchases of property and equipment	208	211	165

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

We have several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans. These plans cover U.S. employees and certain foreign employees. The measurement date of our plans is October 31. The funded status as of October 31, 2024 of the significant plans follows:

	Funded	Enrollment
	Status	Status
Pensions:
U.S. salaried qualified	$1,314	Closed
U.S. hourly qualified	1,217	Open
Other	(528)	Varies
Total	$2,003
OPEB:
U.S. salaried	$(1,198)	Closed
U.S. hourly	101	Closed
Other	(94)	Varies
Total	$(1,191)

The components of net periodic pension and OPEB (benefit) cost excluding the service cost component are included in the line item “Other operating expenses.”

The components of net periodic pension (benefit) cost and the related assumptions consisted of the following:

	2024	2023	2022
Pensions:
Service cost	$230	$246	$349
Interest cost	545	533	330
Expected return on plan assets	(967)	(878)	(726)
Amortization of actuarial (gain) loss	3	(13)	132
Amortization of prior service cost	40	38	34
Settlements/curtailments	38	37	45
Net (benefit) cost	$(111)	$(37)	$164
Weighted-average assumptions:
Discount rates – service cost	5.8%	5.2%	3.0%
Discount rates – interest cost	5.7%	5.1%	2.6%
Rate of compensation increase	3.8%	3.8%	3.7%
Expected long-term rates of return	7.0%	6.3%	5.1%
Interest crediting rate – U.S. cash balance plans	4.8%	4.3%	2.1%

During 2024, curtailment expense of $35 was recognized related to U.S. hourly employee layoffs.

The 2025 net periodic pension benefit is expected to increase by $100 due to an increase in the expected long-term rates of return on pension plan assets (estimated to be 7.1 percent) and the U.S. hourly pension curtailment recognized in 2024, described above.

The components of net periodic OPEB cost and the assumptions related to the cost consisted of the following:

	2024	2023	2022
OPEB:
Service cost	$17	$27	$45
Interest cost	174	176	99
Expected return on plan assets	(108)	(117)	(110)
Amortization of actuarial gain	(54)	(59)	(18)
Amortization of prior service credit	(4)	(3)	(4)
Net cost	$25	$24	$12
Weighted-average assumptions:
Discount rates – service cost	6.7%	6.1%	3.6%
Discount rates – interest cost	5.9%	5.4%	2.3%
Expected long-term rates of return	5.6%	5.7%	4.4%

The benefit plan obligations, funded status, and the assumptions related to the obligations at October 27, 2024 and October 29, 2023 follow:

	Pensions		OPEB
	2024	2023	2024	2023
Change in benefit obligations:
Beginning of year balance	$(9,928)	$(10,529)	$(3,029)	$(3,341)
Service cost	(230)	(246)	(17)	(27)
Interest cost	(545)	(533)	(174)	(176)
Actuarial gain (loss)	(1,097)	504	(385)	285
Benefits paid	746	838	263	260
Health care subsidies			(22)	(27)
Settlement		112
Foreign exchange and other	(23)	(74)	2	(3)
End of year balance	(11,077)	(9,928)	(3,362)	(3,029)

Change in plan assets (fair value):
Beginning of year balance	12,004	13,219	2,028	2,136
Plan assets actual gain (loss)	1,703	(387)	259	(8)
Employer contribution	96	70	145	158
Benefits paid	(746)	(838)	(263)	(260)
Settlement		(112)
Foreign exchange and other	23	52	2	2
End of year balance	13,080	12,004	2,171	2,028
Funded status	$2,003	$2,076	$(1,191)	$(1,001)

Weighted-average assumptions:
Discount rates	5.1%	5.9%	5.2%	6.0%
Rate of compensation increase	4.3%	3.8%
Interest crediting rate – U.S. cash balance plans	4.1%	4.9%

The actuarial loss for pension for 2024 was due to a decrease in discount rates. The actuarial loss for OPEB for 2024 was due to a decrease in discount rates and changes to health care assumptions. The actuarial gain for pension for 2023 was due to an increase in discount rates. The actuarial gain for OPEB for 2023 was due to changes to health care assumptions.

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

The mortality assumptions for the 2024 U.S. benefit plan obligations used the tables based on the plan’s mortality experience and the most recent scales issued by the Society of Actuaries. The mortality assumptions for the 2023 U.S. benefit plan obligations used the most recent tables and scales issued by the Society of Actuaries at that time. The 2024 and 2023 mortality assumptions included an adjustment to the scale related to COVID for some plans.

The weighted-average annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) for medical and prescription drug claims for pre- and post-65 age groups used to determine the October 27, 2024 and October 29, 2023 accumulated postretirement benefit obligations were as follows:

	2024	2023
Initial year	16.9% (2024 to 2025)	18.7% (2023 to 2024)
Second year	11.5% (2025 to 2026)	8.8% (2024 to 2025)
Ultimate	4.7% (2033 to 2034)	4.7% (2032 to 2033)

An increase in Medicare Advantage premiums and prescription drug trends impacted the weighted-average annual rates of increase for the initial year in 2024 and 2023.

Information related to pension plans benefit obligations at October 27, 2024 and October 29, 2023 follows:

	2024	2023
Total accumulated benefit obligations for all plans	$10,441	$9,453
Plans with accumulated benefit obligation exceeding fair value of plan assets:
Accumulated benefit obligations	1,405	1,147
Fair value of plan assets	920	704
Plans with projected benefit obligation exceeding fair value of plan assets:
Projected benefit obligations	1,541	1,261
Fair value of plan assets	951	729

The pension and OPEB amounts recognized in the balance sheet at October 27, 2024 and October 29, 2023 consisted of the following:

	Pensions		OPEB
	2024	2023	2024	2023
Noncurrent asset	$2,593	$2,608	$328	$399
Less: Current liability	66	59	39	40
Less: Noncurrent liability	524	473	1,480	1,360
Total	$2,003	$2,076	$(1,191)	$(1,001)

The retirement benefits and other liabilities recognized in the balance sheet at October 27, 2024 and October 29, 2023 consisted of the following:

	2024	2023
Deferred compensation – current	$28	$25
Deferred compensation and other – noncurrent	217	183
Pensions and OPEB – current	105	99
Pensions and OPEB – noncurrent	2,004	1,833
Total	$2,354	$2,140

The amounts recognized in accumulated other comprehensive income ‒ pretax at October 27, 2024 and October 29, 2023 consisted of the following:

	Pensions		OPEB
	2024	2023	2024	2023
Net actuarial (gain) loss	$2,011	$1,660	$(632)	$(921)
Prior service (credit) cost	329	406	2	(1)
Total	$2,340	$2,066	$(630)	$(922)

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

Contributions

We make any required contributions to the plan assets under applicable regulations and voluntary contributions after evaluating our liquidity position and ability to make tax-deductible contributions. Total contributions to the plans were $241 in 2024 and $228 in 2023, which included both required and voluntary contributions and direct benefit payments.

We expect to contribute approximately $100 to our pension plans and approximately $660 to our OPEB plans in 2025. In November 2024, a committee of our Board of Directors approved a voluntary contribution to a U.S. OPEB plan for up to $520 to be made during the first quarter of 2025. This contribution will increase plan assets. The contributions include required and voluntary contributions and direct benefit payments from company funds. We have no significant required contributions to U.S. pension plan assets in 2025 under applicable funding regulations.

Expected Future Benefit Payments

The expected future benefit payments at October 27, 2024 were as follows:

	Pensions	OPEB*
2025	$760	$257
2026	736	267
2027	728	271
2028	716	273
2029	716	274
2030 to 2034	3,555	1,331

*    Net of prescription drug group benefit subsidy under Medicare Part D.

Plan Asset Information

The fair values of the pension plan assets at October 27, 2024 follow:

	Total	Level 1	Level 2
Cash and short-term investments	$411	$399	$12
Equity:
U.S. equity securities	451	440	11
International equity securities and funds	238	232	6
Fixed Income:
Government and agency securities	1,250	932	318
Corporate debt securities	4,956		4,956
Mortgage-backed securities	177		177
Other investments	57	36	21
Derivative contracts – assets	130	7	123
Derivative interest rate contracts – liabilities	(161)	(119)	(42)
Receivables, prepaids, and payables	(171)	(171)
Securities lending collateral	662		662
Securities lending liability	(662)		(662)
Securities sold short	(94)	(92)	(2)
Total of Level 1 and Level 2 assets	7,244	$1,664	$5,580
Investments at net asset value:
Short-term investments	492
U.S. equity funds	174
International equity funds	194
Fixed income funds	1,649
Real estate funds	385
Hedge funds	457
Private equity	1,219
Venture capital	1,219
Other investments	47
Total net assets	$13,080

The fair values of the OPEB health care assets at October 27, 2024 follow:

	Total	Level 1	Level 2
Cash and short-term investments	$77	$77
Fixed Income:
Government and agency securities	606	561	$45
Corporate debt securities	551		551
Mortgage-backed securities	92		92
Other	11	7	4
Securities lending collateral	167		167
Securities lending liability	(167)		(167)
Total of Level 1 and Level 2 assets	1,337	$645	$692
Investments at net asset value:
U.S. equity funds	163
International equity funds	84
Fixed income funds	348
Real estate funds	77
Hedge funds	71
Private equity	41
Venture capital	41
Other investments	9
Total net assets	$2,171

The fair values of the pension plan assets at October 29, 2023 follow:

	Total	Level 1	Level 2	Level 3
Cash and short-term investments	$513	$470	$43
Equity:
U.S. equity securities	342	330	12
International equity securities and funds	199	197	2
Fixed Income:
Government and agency securities	1,017	759	258
Corporate debt securities	4,389		4,389
Mortgage-backed securities	285		285
Private equity	18			$18
Other investments	50	30	20
Derivative contracts – assets	53	17	36
Derivative interest rate contracts – liabilities	(309)	(215)	(94)
Receivables, prepaids, and payables	(137)	(137)
Securities lending collateral	615		615
Securities lending liability	(615)		(615)
Securities sold short	(73)	(69)	(4)
Total of Level 1, Level 2, and Level 3 assets	6,347	$1,382	$4,947	$18
Investments at net asset value:
Short-term investments	362
U.S. equity funds	92
International equity funds	151
Fixed income funds	1,418
Real estate funds	462
Hedge funds	491
Private equity	1,306
Venture capital	1,341
Other investments	34
Total net assets	$12,004

The fair values of the OPEB health care assets at October 29, 2023 follow:

	Total	Level 1	Level 2
Cash and short-term investments	$76	$76
Fixed Income:
Government and agency securities	637	596	$41
Corporate debt securities	515		515
Mortgage-backed securities	89		89
Other	8	5	3
Securities lending collateral	122		122
Securities lending liability	(122)		(122)
Total of Level 1 and Level 2 assets	1,325	$677	$648
Investments at net asset value:
Fixed income funds	392
Real estate funds	104
Hedge funds	104
Private equity	43
Venture capital	43
Other investments	17
Total net assets	$2,028

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

Equity Securities and Funds – The values are determined using quoted prices in the active market in which the equity investment trades, Equity funds are valued using the fund’s NAV, which is based on the fair value of the underlying securities.

Fixed Income Securities and Funds and Other Funds – The securities are valued using either a market approach (matrix pricing model) in which all significant inputs are observable or can be derived from or corroborated by observable market data such as interest rates, yield curves, volatilities, credit risk, and prepayment speeds, or they are valued using the quoted prices in the active market in which the fixed income investment trades. Fixed income and other funds are valued using the fund’s NAV, which is based on the fair value of the underlying securities.

Real Estate, Venture Capital, Private Equity, and Hedge Funds – The investments that are structured as limited partnerships, excluding the private equity investment classified as Level 3, are valued at estimated fair value based on their proportionate share of the limited partnership’s fair value that is determined by the respective general partner. These investments are valued using the fund’s NAV, which is based on the fair value of the underlying investments. Valuations may be lagged up to six months. The NAV is adjusted for cash flows (additional investments or contributions, and distributions) and any known substantive valuation changes through year end. The private equity investment classified as Level 3 was valued based on the market pricing received in October 2023 for the assets that were sold in a secondary sale in December 2023. The investment was transferred into Level 3 as of October 29, 2023.

Derivative Instruments – The derivatives are valued using either an income approach (discounted cash flow) using market observable inputs, including swap curves and both forward and spot exchange rates, or a market approach (quoted prices in the active market in which the derivative instrument trades).

The investment objective for the pension and health care plan assets is to fulfill the projected obligations to the beneficiaries over a long period of time, while meeting our fiduciary responsibilities. The asset allocation policy is the most important decision in managing the assets, and it is reviewed regularly. The asset allocation policy considers our long-term asset class risk/return expectations for each plan since the obligations are long-term in nature. The target asset allocations as of October 27, 2024 are as follows:

	Pension	Health Care
	Assets	Assets
Equity	7%	12%
Debt	70%	78%
Real estate	3%	3%
Other investments	20%	7%

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

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation and for returns in multiple asset classes, while also considering historical returns, asset allocation, and investment strategy. Our approach has emphasized the long-term nature of the return estimate such that the return assumption is not changed significantly unless there are fundamental changes in capital markets that affect our expectations for returns over an extended period of time (i.e., 10 to 20 years). The average annual return of our U.S. pension fund was approximately 7.2 percent during the past ten years and approximately 8.0 percent during the past 20 years.

We have Voluntary Employees’ Beneficiary Association trusts (VEBAs) for the funding of hourly and salary postretirement health care benefits. The future expected asset returns for the VEBAs are lower than the expected return on the other pension and health care plan assets due to investment in a higher proportion of liquid securities. These assets are in addition to the other postretirement health care plan assets that have been funded under Section 401(h) of the U.S. Internal Revenue Code and maintained in a separate account in the John Deere Pension Trust.

Defined Contribution Plans

We have defined contribution plans related to employee investment and savings plans primarily in the U.S. Our contributions and costs under these plans were $326 in 2024, $288 in 2023, and $263 in 2022. The contribution rate varies based on employee participation in the plans.

8. INCOME TAXES

We are subject to income taxes in a number of jurisdictions. We determine our income tax provision using the asset and liability method. The provision for income taxes by taxing jurisdiction and by significant component consisted of the following:

	2024	2023	2022
Current:
U.S.:
Federal	$1,253	$1,803	$514
State	257	386	136
Foreign	878	1,472	1,423
Total current	2,388	3,661	2,073
Deferred:
U.S.:
Federal	(326)	(485)	29
State	(29)	(65)	24
Foreign	61	(240)	(119)
Total deferred	(294)	(790)	(66)
Provision for income taxes	$2,094	$2,871	$2,007

Based upon the location of our operations, the consolidated income before income taxes in the U.S. in 2024, 2023, and 2022 was $5.9 billion, $7.8 billion, and $5.0 billion, respectively, and in foreign countries was $3.3 billion, $5.2 billion, and $4.1 billion, respectively. Certain foreign operations are branches or partnerships of Deere & Company and are subject to U.S. as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are not directly related.

A comparison of the statutory and effective income tax provision and reasons for related differences follow:

	2024	2023	2022
U.S. federal income tax provision at the U.S. statutory rate (21 percent)	$1,933	$2,734	$1,917
State and local taxes, net of federal effect	179	266	133
Other impacts of Tax Cuts and Jobs Act of 2017	(60)	(58)	(29)
Rate differential on foreign subsidiaries	89	142	121
Research and business tax credits	(99)	(107)	(65)
Excess tax benefits on equity compensation	(35)	(49)	(55)
Valuation allowances	(46)	9	179
Unrecognized tax benefits	70	4	93
Other – net	63	(70)	(287)
Provision for income taxes	$2,094	$2,871	$2,007

At October 27, 2024, undistributed profits of subsidiaries outside the U.S. of approximately $6.0 billion are considered indefinitely reinvested. Determination of the amount of a foreign withholding tax liability on these unremitted earnings is not practicable.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at October 27, 2024 and October 29, 2023 follows:

	2024		2023
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Accrual for employee benefits	$362		$439
Accrual for sales allowances	847		884
Allowance for credit losses	93		79
Amortization of R&D expenditures	925		492
Deferred compensation	52		45
Goodwill and other intangible assets		$107		$166
Lessee lease transactions	73	69	68	61
Lessor lease transactions		449		581
OPEB – net	256		193
Pension – net		394		424
Share-based compensation	50		38
Tax loss and tax credit carryforwards	1,564		1,518
Tax over book depreciation		195		198
Unearned revenue	174		177
Other items	337	313	681	278
Less: valuation allowances	(1,598)		(1,612)
Total	$3,135	$1,527	$3,002	$1,708

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned financial services subsidiaries. These subsidiaries account for income taxes as if they filed separate income tax returns, with a modification for realizability of certain tax benefits.

At October 27, 2024, tax loss and tax credit carryforwards of $1,564 were available with $1,063 expiring from 2025 through 2044 and $501 with an indefinite carryforward period.

A reconciliation of unrecognized tax benefits at October 27, 2024, October 29, 2023, and October 30, 2022 follows:

	2024	2023	2022
Beginning of year balance	$907	$891	$811
Increases to tax positions taken during the current year	59	68	98
Increases to tax positions taken during prior years	68	164	29
Decreases to tax positions taken during the current year	(2)	(3)
Decreases to tax positions taken during prior years	(99)	(209)	(18)
Decreases due to lapse of statute of limitations	(7)	(10)	(7)
Other	(1)	(4)	2
Foreign exchange	3	10	(24)
End of year balance	$928	$907	$891

The amount of unrecognized tax benefits at October 27, 2024 and October 29, 2023 that would impact the effective tax rate if the tax benefits were recognized was $410 and $329, respectively. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. We expect that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

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

9. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following:

	2024	2023	2022
Other income:
Revenues from services	$367	$312	$283
Extended warranty premiums earned	310	312	289
Trademark licensing income	88	95	89
Operating lease disposition gains	19	33	72
Gain on previously held equity investment			326
Investment income	127	29	14
Other	287	222	222
Total	$1,198	$1,003	$1,295

Other operating expenses:
Depreciation of equipment on operating leases	$874	$853	$827
Extended warranty claims	340	309	267
Cost of services	248	227	214
Pension and OPEB benefit, excluding the service cost component	(333)	(286)	(218)
Foreign exchange loss	71	122	132
Other	57	67	53
Total	$1,257	$1,292	$1,275

10. MARKETABLE SECURITIES

Most marketable securities are classified as available-for-sale. Realized gains or losses are based on specific identification.

The amortized cost and fair value of marketable securities at the end of 2024 and 2023 follow:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2024
Corporate debt securities	$445	$1	$23	$423
International debt securities	169		26	143
Mortgage-backed securities*	193		28	165
Municipal debt securities	78	1	5	74
U.S. government debt securities	377		28	349
Total debt securities	$1,262	$2	$110	1,154
Marketable securities				$1,154

2023
International equity securities				$3
International mutual funds securities				101
U.S. equity fund				86
U.S. fixed income fund				32
Total equity securities				222
Corporate debt securities	$285		$41	244
International debt securities	5		4	1
Mortgage-backed securities*	225		40	185
Municipal debt securities	87		12	75
U.S. government debt securities	260		41	219
Total debt securities	$862		$138	724
Marketable securities				$946

*    Primarily issued by U.S. government-sponsored enterprises.

The purchases, maturities, and sale proceeds for marketable securities during 2024, 2023, and 2022 follow:

	2024	2023	2022
Purchases	$1,055	$491	$250
Maturities and sale proceeds	832	186	79

Equity Securities

Unrealized gain (loss) on equity securities during 2024 and 2023 follow:

	2024		2023
Net gain recognized on equity securities		$88
Less: Net gain (loss) on equity securities sold		88	$(1)
Unrealized gain on equity securities	$		$1

Debt Securities

The contractual maturities of available-for-sale debt securities at October 27, 2024 follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$28	$27
Due after one through five years	386	356
Due after five through 10 years	456	435
Due after 10 years	199	171
Mortgage-backed securities	193	165
Debt securities	$1,262	$1,154

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Mortgage-backed securities contain prepayment provisions and are not categorized by contractual maturity.

Proceeds of available-for-sale debt securities sold or matured during 2024, 2023, and 2022 were $619, $37, and $74, respectively. Realized gains and losses on debt securities were not material in 2024, 2023, and 2022.

11. RECEIVABLES

Trade Accounts and Notes Receivable

Trade accounts and notes receivable arise from sales of goods and services to customers. See Note 2 for our revenue recognition policy. We evaluate and assess customers creditworthiness on an ongoing basis. Receivables are secured with collateral or other credit enhancements. Trade accounts and notes receivable at the end of 2024 and 2023 follow:

	2024	2023
Trade accounts and notes receivable:
Production & precision ag	$1,532	$2,642
Small ag & turf	1,657	2,344
Construction & forestry	2,137	2,753
Trade accounts and notes receivable – net	$5,326	$7,739

These receivables have significant concentrations of credit risk in the agriculture and turf and construction and forestry markets. Credit losses have been historically low. There is not a disproportionate concentration of credit risk with any single customer. On a geographic basis, 51 percent of our trade accounts and notes receivable are located in the U.S. and Canada at October 27, 2024.

At October 27, 2024 and October 29, 2023 trade accounts and notes receivable balances outstanding greater than 12 months were $298 and $107, respectively. The increase was due to higher dealer inventory.

The allowance for credit losses on trade accounts and notes receivable at October 27, 2024, October 29, 2023, and October 30, 2022, as well as the related activity, follow:

	2024	2023	2022
Beginning of year balance	$35	$36	$41
Provision	34	7	1
Write-offs	(5)	(8)	(5)
Translation adjustments	2		(1)
End of year balance*	$66	$35	$36

*    Individual allowances were not significant.

The equipment operations sell a significant portion of their trade receivables to financial services. Compensation is provided to financial services at market interest rates.

Financing Receivables ‒ Overall

Financing receivables originate under the following circumstances:

●	Retail customers purchase (or lease) equipment from a dealer and finance the equipment through John Deere Financial.
●	We sell the equipment to a dealer under trade terms. Trade terms end and the dealer finances the equipment on a wholesale receivable. Shown as wholesale notes in “Financing Receivables – Related to the Sale of Equipment.”
●	A dealer finances the purchase of used equipment through John Deere Financial.
●	We sell (or lease) the equipment directly to a retail customer with terms typically greater than 12 months. Shown as retail notes or sales-type leases in the “Financing Receivables –Related to the Sale of Equipment.”
●	The retail customer utilizes a revolving credit product to finance parts, service, or input costs.

Financing receivables at the end of 2024 and 2023 follow:

	2024		2023
	Unrestricted/Securitized		Unrestricted/Securitized
Retail notes:
Agriculture and turf	$25,102	$7,203	$26,955	$6,052
Construction and forestry	4,550	1,754	4,623	1,442
Total	29,652	8,957	31,578	7,494
Wholesale notes	8,951		6,947
Revolving charge accounts	4,730		4,789
Financing leases (direct and sales-type)	3,032		2,906
Total financing receivables	46,365	8,957	46,220	7,494
Less:
Unearned finance income:
Retail notes	1,467	187	1,906	137
Wholesale notes	24		25
Revolving charge accounts	76		91
Financing leases	307		350
Total	1,874	187	2,372	137
Allowance for credit losses	182	47	175	22
Financing receivables – net	$44,309	$8,723	$43,673	$7,335

Assets managed by financial services continue to be evaluated by market, rather than by operating segment. Financing receivables have significant concentrations of credit risk in the agriculture and turf and construction and forestry markets. On a geographic basis, 89 percent of our financing receivables were located in the U.S. and Canada at October 27, 2024. There is no disproportionate concentration of credit risk with any single customer or dealer. We retain as collateral security in the equipment associated with most financing receivables. Theft and physical damage insurance are required for this equipment.

Financing Receivables ‒ Related to the Sale of Equipment

Financing receivables related to the sale of equipment are presented in the operating section of the cash flow statement. The balances at the end of 2024 and 2023 were as follows:

	2024	2023
Retail notes*:
Agriculture and turf	$376	$1,084
Construction and forestry	271	320
Total	647	1,404
Wholesale notes	8,951	6,947
Direct financing and sales-type leases*	295	494
Total financing receivables	9,893	8,845
Less:
Unearned finance income:
Retail notes	37	137
Wholesale notes	24	25
Direct financing and sales-type leases	47	60
Total	108	222
Financing receivables related to our sales of equipment	$9,785	$8,623

*    These balances arise from sales and direct financing leases of equipment by company-owned dealers or through direct sales.

Financing Receivables ‒ Contractual Installment Payments

Financing receivable installments, including unearned finance income, at October 27, 2024 and October 29, 2023 were scheduled as follows:

	2024		2023
	Unrestricted/Securitized		Unrestricted/Securitized
Due in months:
0 – 12	$23,872	$3,555	$22,176	$2,820
13 – 24	8,187	2,507	8,646	2,089
25 – 36	6,356	1,702	6,692	1,509
37 – 48	4,509	918	4,844	824
49 – 60	2,660	266	2,920	241
Thereafter	781	9	942	11
Total	$46,365	$8,957	$46,220	$7,494

Financing Receivables ‒ Credit Quality Analysis

We monitor the credit quality of financing receivables based on delinquency status, defined as follows:

●	Past due balances represent any payments 30 days or more past the due date.
●	Non-performing financing receivables represent receivables for which we have stopped accruing finance income. This generally occurs when receivables are 90 days delinquent.
●	Write-offs generally occur when receivables are 120 days delinquent. In these situations, the estimated uncollectible amount is written off to the allowance for credit losses.

Finance income for non-performing receivables is recognized on a cash basis. Accrual of finance income is resumed when the receivable becomes contractually current and collections are reasonably assured.

The credit quality analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows:

	October 27, 2024
	2024	2023	2022	2021
Retail customer receivables:
Agriculture and turf:
Current	$14,394	$8,305	$5,191	$2,833
30-59 days past due	44	101	55	27
60-89 days past due	22	50	21	10
90+ days past due	1	1	1	2
Non-performing	23	91	76	50
Construction and forestry:
Current	3,100	1,841	1,064	458
30-59 days past due	54	47	25	10
60-89 days past due	25	28	10	7
90+ days past due	1	4	3	1
Non-performing	40	94	67	32
Total	$17,704	$10,562	$6,513	$3,430

	October 27, 2024
	2020	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf:
Current	$992	$253	$4,465	$36,433
30-59 days past due	11	4	40	282
60-89 days past due	8	2	13	126
90+ days past due				5
Non-performing	20	13	15	288
Construction and forestry:
Current	102	45	114	6,724
30-59 days past due	3	2	4	145
60-89 days past due	2		2	74
90+ days past due				9
Non-performing	9	5	1	248
Total	$1,147	$324	$4,654	$44,334

	October 29, 2023
	2023	2022	2021	2020
Retail customer receivables:
Agriculture and turf:
Current	$15,191	$8,430	$5,120	$2,334
30-59 days past due	62	75	39	21
60-89 days past due	18	26	18	10
90+ days past due	2	1	3	3
Non-performing	30	78	62	33
Construction and forestry:
Current	2,927	1,961	1,084	353
30-59 days past due	49	34	27	9
60-89 days past due	19	14	12	5
90+ days past due		6	1
Non-performing	42	80	55	23
Total	$18,340	$10,705	$6,421	$2,791

	October 29, 2023
	2019	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf:
Current	$853	$280	$4,526	$36,734
30-59 days past due	9	3	29	238
60-89 days past due	4	2	9	87
90+ days past due				9
Non-performing	22	22	8	255
Construction and forestry:
Current	84	29	119	6,557
30-59 days past due	4		4	127
60-89 days past due	2		2	54
90+ days past due		1		8
Non-performing	9	4	1	214
Total	$987	$341	$4,698	$44,283

The credit quality analysis of wholesale receivables by year of origination was as follows:

	October 27, 2024
	2024	2023	2022	2021
Wholesale receivables:
Agriculture and turf:
Current	$650	$164	$29	$6
30+ days past due
Non-performing
Construction and forestry:
Current	21	11	3	12
30+ days past due
Non-performing
Total	$671	$175	$32	$18

	October 27, 2024
	2020	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf:
Current	$1		$6,718	$7,568
30+ days past due
Non-performing		$1		1
Construction and forestry:
Current			1,311	1,358
30+ days past due
Non-performing
Total	$1	$1	$8,029	$8,927

	October 29, 2023
	2023	2022	2021	2020
Wholesale receivables:
Agriculture and turf:
Current	$631	$93	$21	$4
30+ days past due
Non-performing
Construction and forestry:
Current	23	5	20
30+ days past due
Non-performing
Total	$654	$98	$41	$4

	October 29, 2023
	2019	Prior Years	Revolving	Total
Wholesale receivables:
Agriculture and turf:
Current	$1	$160	$5,175	$6,085
30+ days past due
Non-performing	1			1
Construction and forestry:
Current		76	712	836
30+ days past due
Non-performing
Total	$2	$236	$5,887	$6,922

Financing Receivables ‒ Allowance for Credit Losses

An analysis of the allowance for credit losses and investment in financing receivables follows:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
2024
Allowance:
Beginning of year balance	$172	$21	$4	$197
Provision	262	52		314
Provision reversal for assets held for sale	(38)			(38)
Provision subtotal	224	52		276
Write-offs	(186)	(95)		(281)
Recoveries	13	30		43
Translation adjustments	(4)		(2)	(6)
End of year balance*	$219	$8	$2	$229

Financing receivables:
End of year balance	$39,680	$4,654	$8,927	$53,261

2023
Allowance:
Beginning of year balance	$299	$22	$4	$325
Provision	97	22		119
Provision reversal for assets held for sale	(142)			(142)
Provision (credit) subtotal	(45)	22		(23)
Write-offs	(84)	(45)		(129)
Recoveries	21	22		43
Translation adjustments	(19)			(19)
End of year balance*	$172	$21	$4	$197

Financing receivables:
End of year balance	$39,585	$4,698	$6,922	$51,205

2022
Allowance:
Beginning of year balance	$138	$21	$7	$166
Provision (credit)	197	(2)	(3)	192
Write-offs	(61)	(27)		(88)
Recoveries	22	30		52
Translation adjustments	3			3
End of year balance*	$299	$22	$4	$325

Financing receivables:
End of year balance	$35,367	$4,255	$3,273	$42,895

*    Individual allowances were not significant.

We monitor the economy as part of the allowance setting process, including potential impacts of the agricultural market business cycle and rising interest rates. Adjustments to the allowance are incorporated, as necessary.

During 2024, we determined that the financial services business in Brazil met the held for sale criteria. The receivables in Brazil were reclassified to “Assets held for sale.” The associated allowance for credit losses was reversed and a valuation allowance for the assets held for sale was recorded (see Note 4). The allowance for credit losses on retail notes and financing lease receivables increased in 2024 primarily due to higher expected losses as a result of elevated delinquencies and a decline in market conditions impacting the agriculture receivable portfolio. This increase was partially offset by a decrease in the allowance on revolving charge accounts, driven by write-offs of seasonal financing program accounts and recoveries expected on those accounts in the future.

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

Write-offs by year of origination were as follows:

	October 27, 2024
	2024	2023	2022	2021
Retail customer receivables:
Agriculture and turf	$5	$33	$25	$11
Construction and forestry	9	38	30	11
Total	$14	$71	$55	$22

	October 27, 2024
	2020	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf	$11	$5	$87	$177
Construction and forestry	5	3	8	104
Total	$16	$8	$95	$281

Financing receivable analysis metrics follow:

	2024	2023
Percent of the overall financing receivable portfolio:
Past-due amounts	1.20	1.02
Non-performing	1.01	.92
Allowance for credit losses	.43	.38
Deposits held as credit enhancements	$142	$154

Financing Receivables – Modifications

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

At October 27, 2024, the ending amortized cost and performance of modified loans with borrowers experiencing financial difficulty in 2024 was as follows:

2024
Current	$78
30-59 days past due	1
60-89 days past due	2
90+ days past due
Non-performing	13
Total	$94

In 2024, these modifications represented 0.18 percent of our financing receivable portfolio. The financial effects of payment deferrals with borrowers experiencing financial difficulty resulted in a weighted average payment deferral of 8 months to the modified contracts. Term extensions provided to borrowers experiencing financial difficulty added a weighted average of 10 months to the terms of the modified contracts. Additionally, modifications with a combination of both payment deferrals and term extensions resulted in a weighted average payment deferral of 4 months and a weighted average term extension of 7 months.

Defaults and subsequent write-offs of loans modified in the prior twelve months were not significant during 2024. At October 27, 2024, commitments to provide additional financing to these customers were $27.

Financing Receivables – Troubled Debt Restructurings

Prior to adopting ASU 2022-02, modifications of loans to borrowers experiencing financial difficulty were considered troubled debt restructurings when the significant modification of the receivable resulted in a concession we would not otherwise consider.

The following table quantifies troubled debt restructurings:

	2023	2022
Number of receivable contracts	209	276
Pre-modification balance	$10	$12
Post modification balance	9	10

Troubled debt restructurings for the presented periods related to retail notes. In 2023 and 2022, there were no significant troubled debt restructurings that subsequently defaulted and were written off.

Other Receivables

Other receivables at the end of 2024 and 2023 consisted of:

	2024	2023
Taxes receivable	$1,874	$1,626
Collateral on derivatives	254	667
Receivables from unconsolidated affiliates	3	3
Other	414	327
Other receivables	$2,545	$2,623

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

We offer securitization programs to institutional investors and other financial institutions through public issuances or privately through a revolving credit agreement. At October 27, 2024, the revolving agreement had a financing limit of up to $2,000. At October 27, 2024, $1,398 of securitization borrowings were outstanding under the revolving agreement. In November 2024, the agreement was renewed for one year with a capacity of $2,500.

Restricted cash held by the SPE serves as a credit enhancement. It would be used to satisfy receivable payment deficiencies, if any. The cash restriction is removed either after all secured borrowing payments are made or proportionally as the secured receivables are collected and the borrowing obligations are reduced.

The components of securitization programs were as follows at the end of 2024 and 2023:

	2024	2023
Financing receivables securitized (retail notes)	$8,770	$7,357
Allowance for credit losses	(47)	(22)
Other assets (primarily restricted cash)	187	152
Total restricted securitized assets	$8,910	$7,487

Short-term securitization borrowings	$8,431	$6,995
Accrued interest on borrowings	14	13
Total liabilities related to restricted securitized assets	$8,445	$7,008

The weighted-average interest rates on short-term securitization borrowings at October 27, 2024 and October 29, 2023 were 5.0 percent and 4.7 percent, respectively.

Although these securitization borrowings are classified as short-term since payment is required if the financing receivables are liquidated early, the payment schedule for these borrowings at October 27, 2024 based on the expected liquidation of the retail notes is as follows: 2025 – $4,036, 2026 – $2,440, 2027 –$1,428, 2028 – $500, 2029 – $37, and later years – $4.

13. INVENTORIES

A majority of inventories owned by us are valued at cost on the “last-in, first-out” (LIFO) basis. If all inventories valued on a LIFO basis had been valued on a “first-in, first-out” (FIFO) basis, the estimated inventories by major classification would have been as follows at the end of 2024 and 2023:

	2024	2023
Raw materials and supplies	$3,486	$4,080
Work-in-process	930	1,010
Finished goods and parts	5,364	5,435
Total FIFO value	9,780	10,525
Excess of FIFO over LIFO	2,687	2,365
Inventories	$7,093	$8,160
Percent valued on LIFO basis	54%	53%

14. PROPERTY AND DEPRECIATION

A summary of property and equipment at October 27, 2024 and October 29, 2023 follows:

	Useful Lives*
	(Years)	2024	2023
Land		$390	$338
Buildings and building equipment	22	5,168	4,735
Machinery and equipment	11	7,125	6,613
Dies, patterns, tools, etc.	8	1,797	1,658
All other	5	1,382	1,323
Construction in progress		1,313	1,266
Total at cost		17,175	15,933
Less: accumulated depreciation		(9,595)	(9,054)
Property and equipment – net		$7,580	$6,879

*    Weighted-averages

Property and equipment additions and depreciation follows:

	2024	2023	2022
Additions	$1,707	$1,597	$1,197
Depreciation	898	838	806

For property and equipment, more than 10 percent resides in the U.S. and Germany, separately disclosed below:

	2024	2023
U.S.	$4,132	$3,807
Germany	1,271	1,192
Other countries	2,177	1,880
Total	$7,580	$6,879

15. GOODWILL AND OTHER INTANGIBLE ASSETS – NET

The changes in amounts of goodwill by operating segments were as follows. There were no accumulated goodwill impairment losses.

	PPA	SAT	CF	Total
October 30, 2022	$646	$318	$2,723	$3,687
Acquisitions (Note 3)	41	40		81
Translation adjustments and other	15	5	112	132
October 29, 2023	702	363	2,835	3,900
Translation adjustments and other	(1)	2	58	59
October 27, 2024	$701	$365	$2,893	$3,959

The components of other intangible assets were as follows:

	2024	2023
Customer lists and relationships	$508	$501
Technology, patents, trademarks, and other	1,423	1,387
Total at cost	1,931	1,888
Less accumulated amortization:
Customer lists and relationships	(231)	(195)
Technology, patents, trademarks, and other	(701)	(560)
Total accumulated amortization	(932)	(755)
Other intangible assets – net	$999	$1,133

Actual amortization expense for the past three years and the estimated amortization expense for the next five years follows:

Year	Amortization
2022	$145
2023	169
2024	166
Estimated – 2025	146
2026	128
2027	121
2028	87
2029	74

16. OTHER ASSETS

Other assets at October 27, 2024 and October 29, 2023 consisted of the following:

	2024	2023
Operating lease asset (Note 24)	$274	$283
Capitalized software, net	504	450
Investment in unconsolidated affiliates	122	126
Deferred charges (including prepaids)	412	426
Derivative assets (Note 26)	357	292
Prepaid taxes	238	167
Parts return asset	141	127
Restricted cash	193	162
Matured lease & repossessed inventory	106	59
Other	559	411
Other Assets	$2,906	$2,503

Capitalized software has an estimated useful life of three years. Amortization of these software costs in 2024, 2023, and 2022 was $180, $144, and $117, respectively.

17. SHORT-TERM BORROWINGS

Short-term borrowings at the end of 2024 and 2023 consisted of:

	2024	2023
Commercial paper	$4,008	$9,100
Notes payable to banks	377	483
Finance lease obligations due within one year	33	25
Long-term borrowings due within one year	9,115	8,331
Short-term borrowings	$13,533	$17,939

The weighted-average interest rates at the end of 2024 and 2023 were:

	2024	2023
Short-term borrowings:
Commercial paper	4.8%	5.4%
Notes payable to banks	11.0%	31.6%

The decrease in the weighted-average interest rates of notes payable to banks is primarily the result of Argentine peso funding representing a smaller portion of the notes outstanding.

Worldwide lines of credit were $10.9 billion at October 27, 2024, consisting primarily of:

●	a 364-day credit facility agreement of $5.0 billion, expiring in the second quarter of 2025,
●	a credit facility agreement of $2.75 billion, expiring in the second quarter of 2028, and
●	a credit facility agreement of $2.75 billion, expiring in the second quarter of 2029.

At October 27, 2024, $6.5 billion of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings were considered to constitute utilization. These credit agreements require Capital Corporation and other parts of our business to maintain certain performance metrics and liquidity targets. All requirements in the credit agreements have been met during the periods included in the consolidated financial statements.

18. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at the end of 2024 and 2023 consisted of the following:

	2024	2023
Accounts payable:
Trade payables	$2,698	$3,467
Dividends payable	405	388
Operating lease liabilities	270	281
Deposits withheld from dealers and merchants	152	163
Payables to unconsolidated affiliates	6	6
Other	204	153
Accrued expenses:
Employee benefits	1,925	2,152
Accrued taxes	1,509	1,558
Product warranties	1,426	1,610
Dealer sales incentives	996	1,243
Extended warranty premium	1,179	1,021
Derivative liabilities	582	1,130
Unearned revenue (contractual liability)	744	676
Unearned operating lease revenue	495	451
Accrued interest	455	434
Parts return liability	420	392
Other	1,077	1,005
Accounts payable and accrued expenses	$14,543	$16,130

Amounts are presented net of eliminations, which primarily consist of dealer sales incentives with a right of set-off against trade receivables of $2,121 at October 27, 2024 and $2,228 at

October 29, 2023. Other eliminations were made for accrued taxes and other accrued expenses.

19. LONG-TERM BORROWINGS

Long-term borrowings at the end of 2024 and 2023 consisted of:

	2024	2023
Underwritten term debt:
U.S. dollar notes and debentures:
2.75% notes due 2025		$700
6.55% debentures due 2028	$200	200
5.375% notes due 2029	500	500
3.10% notes due 2030	700	700
8.10% debentures due 2030	250	250
7.125% notes due 2031	300	300
3.90% notes due 2042	1,250	1,250
2.875% notes due 2049	500	500
3.75% notes due 2050	850	850
Euro notes:
1.85% notes due 2028 (€600 principal)	650	634
2.20% notes due 2032 (€600 principal)	650	634
1.65% notes due 2039 (€650 principal)	704	687
Serial issuances:
Medium-term notes	36,566	29,638
Other notes and finance lease obligations	265	1,769
Less: debt issuance costs and debt discounts	(156)	(135)
Long-term borrowings	$43,229	$38,477

Medium-term notes due through 2034 are offered by prospectus and issued at fixed and variable rates. All outstanding notes and debentures are senior unsecured borrowings and rank equally with each other. The principal balances and weighted-average interest rates at the end of 2024 and 2023 follow:

	2024	2023
Medium-term notes:
Principal	$37,141	$30,902
Weighted-average interest rates	5.2%	4.9%

The principal amounts of our long-term borrowings maturing in each of the next five years are as follows: 2025 – $9,112, 2026 – $8,814, 2027 – $7,720, 2028 – $6,379, and 2029 – $6,078.

20. COMMITMENTS AND CONTINGENCIES

A standard warranty is provided as assurance that the equipment will function as intended. The standard warranty period varies by product and region. At the time a sale is recognized, we record an estimate of future warranty costs based on historical claims rate experience and estimated population under warranty. The reconciliation of the changes in the warranty liability follows:

	2024	2023
Beginning of year balance	$1,610	$1,427
Warranty claims paid	(1,327)	(1,181)
New product warranty accruals	1,157	1,347
Foreign exchange	(14)	17
End of year balance	$1,426	$1,610

The costs for extended warranty programs are recognized as incurred. See Note 9 for extended warranty claim costs.

In certain international markets, we provide guarantees to banks for the retail financing of John Deere equipment. At the end of 2024, the notional value of these guarantees was $141. We may repossess the equipment collateralizing the receivables. At October 27, 2024, the accrued losses under these guarantees were not material.

We also had other miscellaneous contingent liabilities totaling approximately $130 at October 27, 2024. The accrued liability for these contingencies was $30 at October 27, 2024.

At October 27, 2024, we had commitments of approximately $435 for the construction and acquisition of property and equipment. Also, at October 27, 2024, we had restricted assets of $253, classified as “Other assets.”

We have commitments to extend credit to customers. The commitments are in the form of lines of credit and other pre-approved credit arrangements. We have the right to cancel or amend the terms of these commitments at any time. These commitments are not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The commitments to extend credit at October 27, 2024 were:

●	$13.8 billion to John Deere dealers, and
●	$33.6 billion to retail customers.

We are subject to various unresolved legal actions. The accrued losses on these matters were not material at October 27, 2024. We believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our financial statements. The most prevalent legal claims relate to:

●	product liability (including asbestos-related matters),
●	employment,
●	patent,
●	trademark, and
●	antitrust matters (including class action litigation).

21. CAPITAL STOCK

Our stock is listed on the New York Stock Exchange under the symbol “DE.” At the end of 2024, there were 16,354 holders of record of our common stock.

The number of common shares we are authorized to issue is 1.2 billion. The common shares issued at October 27, 2024, October 29, 2023, and October 30, 2022 were 536.4 million. 271.8 million common shares were outstanding at October 27, 2024, with the remainder held in treasury stock.

The number of authorized preferred shares is 9 million. No preferred shares have been issued.

In December 2022, the Board of Directors authorized the repurchase of up to $18.0 billion of common stock. At the end of fiscal year 2024, this repurchase program had $8.9 billion (21.9 million shares based on our fiscal year-end closing NYSE common stock price of $407.93 per share) remaining to be repurchased. Repurchases of our common stock under this plan are made from time to time, at our discretion, in the open market.

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	2024	2023	2022
Net income attributable to Deere & Company	$7,100	$10,166	$7,131
Average shares outstanding	276.0	292.2	304.5
Basic per share	$25.73	$34.80	$23.42
Average shares outstanding	276.0	292.2	304.5
Effect of dilutive stock options and unvested restricted stock units	1.1	1.4	1.8
Total potential shares outstanding	277.1	293.6	306.3
Diluted per share	$25.62	$34.63	$23.28
Shares excluded as antidilutive	.3	.1	.2

22. SHARE-BASED COMPENSATION

We issue stock options and restricted stock units (RSU) to key employees. RSUs are also issued to nonemployee directors for their services as directors. RSUs consist of service-based, performance/service-based, and market/service-based awards.

The Long-Term Incentive Cash granted to certain employees is accounted for as share-based compensation. This incentive includes a performance metric based, in part, on the price of our shares. We are authorized to grant shares for equity incentive awards. The outstanding shares authorized were 15.0 million at October 27, 2024. We currently use shares that have been repurchased through our stock repurchase programs to satisfy share option exercises and RSU conversions. The stock awards vesting periods and the dividend equivalents earned during the vesting period follow:

	Vesting	Dividend
	Period	Equivalents
Stock options	1-3 years	Not included
Service-based RSUs	1-3 years	Included
Performance/service-based RSUs	3 years	Not included
Market/service-based RSUs	3 years	Not included

Stock options expire ten years from the grant date. Performance/service-based awards are subject to a performance metric based on our compound annual revenue growth rate, compared to a benchmark group of companies. Market/service-based awards are subject to a market related metric based on total shareholder return, compared to a benchmark group of companies. The performance/service-based units and market/service-based units award common stock in a range of zero to 200 percent for each unit granted based on the level of the metric achieved.

The fair value of stock options and restricted stock units is determined using our closing price on the grant date. The fair value of the market/service-based RSUs is determined using a Monte Carlo model. These awards are expensed over the shorter of the award vesting period or the employee’s retirement eligibility period. The performance/service-based units’ expense is adjusted quarterly for the probable number of shares to be awarded. We recognize the effect of award forfeitures as an adjustment to compensation expense in the period the forfeiture occurs.

The total share-based compensation expense, recognized income tax benefits, and total grant-date fair values of stock options and restricted stock units vested consisted of the following:

	2024	2023	2022
Share-based compensation expense	$208	$130	$85
Income tax benefits	34	21	17
Stock options and restricted stock units vested	110	84	74

At October 27, 2024, there was $110 of total unrecognized compensation cost from share-based compensation arrangements. This compensation is expected to be recognized over a weighted-average period of approximately 1.5 years.

Stock Options

The fair value of each stock option award was estimated on the date of grant using a binomial lattice option valuation model. The assumptions used for the binomial lattice model to determine the fair value of options follow:

	2024	2023	2022
Risk-free interest rate*	3.96%	2.68%	1.27%
Expected dividends	1.6%	1.1%	1.2%
Volatility*	27.0%	33.0%	32.0%
Expected term (in years)*	5.1	5.1	5.1

*    Weighted-averages

The risk-free rates are based on U.S. Treasury security yields at the time of grant. Expected volatilities are based on implied volatilities from traded call options on our stock. We use historical data to estimate option exercise behavior representing the weighted-average period that options granted are expected to be outstanding.

The activity for outstanding stock options at October 27, 2024, and changes during 2024 follow:

			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price*	Term	Value
	(millions)	(per share)	(years)	(millions)
Outstanding at beginning of year	1.7	$190.08
Granted	.2	377.01
Exercised	(.4)	102.85
Outstanding at end of year	1.5	242.41	5.04	$249.1
Exercisable at end of year	1.1	197.53	3.96	239.6

*    Weighted-averages

The amounts related to stock options were as follows in millions of dollars unless otherwise noted:

	2024	2023	2022
Weighted-average grant date fair value (per share)	$98.04	$136.46	$89.20
Intrinsic value of options exercised	125	153	169
Cash received from exercises	44	60	63
Tax benefit from exercises	27	34	39

Restricted Stock Units

The weighted-average grant date fair values were as follows:

	2024	2023	2022
Service-based	$377.72	$428.35	$347.59
Performance/service-based	360.53	424.93	331.47
Market/service-based	370.87

Our RSUs at October 27, 2024 and changes during 2024 in thousands of shares and dollars per share follow:

		Grant-Date
	Shares	Fair Value* (per share)
Service-based:
Nonvested at beginning of year	310	$348.82
Granted	383	377.72
Vested	(196)	330.73
Forfeited	(26)	375.41
Nonvested at end of year	471	378.39
Performance/service-based:
Nonvested at beginning of year	119	331.78
Granted	52	360.53
Vested	(88)	245.73
Performance change	44	245.73
Forfeited	(1)	360.53
Nonvested at end of year	126	373.35
Market/service-based:
Nonvested at beginning of year
Granted	52	370.87
Forfeited	(1)	370.87
Nonvested at end of year	51	370.87

*    Weighted-averages

23. OTHER COMPREHENSIVE INCOME ITEMS

The after-tax components of accumulated other comprehensive income (loss) follow:

	2024	2023	2022
Retirement benefits adjustment	$(1,274)	$(845)	$(389)
Cumulative translation adjustment	(2,286)	(2,151)	(2,594)
Unrealized gain (loss) on derivatives	(72)	(8)	21
Unrealized loss on debt securities	(74)	(110)	(94)
Accumulated other comprehensive income (loss)	$(3,706)	$(3,114)	$(3,056)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2024
Cumulative translation adjustment	$(147)	$12	$(135)
Unrealized gain (loss) on interest rate derivatives:
Unrealized hedging gain (loss)	(10)	2	(8)
Reclassification of realized (gain) loss to Interest expense	(71)	15	(56)
Net unrealized gain (loss) on derivatives	(81)	17	(64)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	45	(8)	37
Reclassification of realized (gain) loss to Other income	(1)		(1)
Net unrealized gain (loss) on debt securities	44	(8)	36
Retirement benefits adjustment:
Net actuarial gain (loss)	(568)	136	(432)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(72)	19	(53)
Prior service (credit) cost	36	(9)	27
Settlements/curtailments	38	(9)	29
Net unrealized gain (loss) on retirement benefits adjustment	(566)	137	(429)
Total other comprehensive income (loss)	$(750)	$158	$(592)

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2023
Cumulative translation adjustment:
Unrealized translation gain (loss)	$424	$(2)	$422
Reclassification of realized (gain) loss to:
Selling, administrative and general expenses	10		10
Other operating expenses	11		11
Net unrealized translation gain (loss)	445	(2)	443
Unrealized gain (loss) on interest rate derivatives:
Unrealized hedging gain (loss)	25	(5)	20
Reclassification of realized (gain) loss to Interest expense	(62)	13	(49)
Net unrealized gain (loss) on derivatives	(37)	8	(29)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(20)	4	(16)
Net unrealized gain (loss) on debt securities	(20)	4	(16)
Retirement benefits adjustment:
Net actuarial gain (loss)	(589)	139	(450)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(81)	20	(61)
Prior service (credit) cost	37	(9)	28
Settlements	37	(10)	27
Net unrealized gain (loss) on retirement benefits adjustment	(596)	140	(456)
Total other comprehensive income (loss)	$(208)	$150	$(58)

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2022
Cumulative translation adjustment	$(1,105)	$(11)	$(1,116)
Unrealized gain (loss) on interest rate derivatives:
Unrealized hedging gain (loss)	89	(19)	70
Reclassification of realized (gain) loss to Interest expense	(9)	2	(7)
Net unrealized gain (loss) on derivatives	80	(17)	63
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(140)	30	(110)
Reclassification of realized (gain) loss to Other income	1		1
Net unrealized gain (loss) on debt securities	(139)	30	(109)
Retirement benefits adjustment:
Net actuarial gain (loss)	1,192	(298)	894
Prior service credit (cost)	(517)	124	(393)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	116	(29)	87
Prior service (credit) cost	30	(7)	23
Settlements/curtailment	45	(11)	34
Net unrealized gain (loss) on retirement benefits adjustment	866	(221)	645
Total other comprehensive income (loss)	$(298)	$(219)	$(517)

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

The lease expense by type consisted of the following:

	2024	2023	2022
Operating lease expense	$133	$129	$114
Short-term lease expense	38	49	55
Variable lease expense	72	80	74
Finance lease:
Depreciation expense	34	28	26
Interest on lease liabilities	4	2	1
Total lease expense	$281	$288	$270

Operating and finance lease right of use assets and lease liabilities follow:

	2024	2023
Operating leases:
Other assets	$274	$283
Accounts payable and accrued expenses	270	281

Finance leases:
Property and equipment — net	$89	$66

Short-term borrowings	33	25
Long-term borrowings	72	49
Total finance lease liabilities	$105	$74

The weighted-average remaining lease terms in years and discount rates follows:

	2024	2023
Weighted-average remaining lease terms:
Operating leases	7	7
Finance leases	4	4

Weighted-average discount rates:
Operating leases	3.5%	3.1%
Finance leases	4.3%	3.6%

Lease payment amounts in each of the next five years at October 27, 2024 follow:

	Operating	Finance
Due in:	Leases	Leases
2025	$97	$38
2026	57	30
2027	39	22
2028	34	13
2029	22	6
Later years	40	6
Total lease payments	289	115
Less: imputed interest	(19)	(10)
Total lease liabilities	$270	$105

Cash paid for amounts included in the measurement of lease liabilities follows:

	2024	2023	2022
Operating cash flows for operating leases	$129	$132	$127
Operating cash flows for finance leases	4	2	1
Financing cash flows for finance leases	36	31	28

Right of use assets obtained in exchange for lease liabilities follow:

	2024	2023
Operating leases	$75	$97
Finance leases	67	54

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

Lease revenues earned by us follow:

	2024	2023	2022
Sales-type and direct finance lease revenues	$190	$165	$154
Operating lease revenues	1,403	1,312	1,318
Variable lease revenues	17	16	26
Total lease revenues	$1,610	$1,493	$1,498

At the time of accepting a lease that qualifies as a sales-type or direct financing lease, we record the gross amount of lease payments receivable, estimated residual value of the leased equipment, and unearned finance income. The unearned finance income is recognized as revenue over the lease term using the interest method.

Sales-type and direct financing lease receivables by market follow:

	2024	2023
Agriculture and turf	$1,022	$1,078
Construction and forestry	1,034	1,048
Total	2,056	2,126
Guaranteed residual values	921	723
Unguaranteed residual values	55	57
Less: unearned finance income	(307)	(350)
Financing lease receivables	$2,725	$2,556

Scheduled payments, including guaranteed residual values, on sales-type and direct financing lease receivables at October 27, 2024 follow:

Due in:	2024
2025	$1,598
2026	620
2027	389
2028	213
2029	133
Later years	24
Total	$2,977

Lease payments from operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the terms of the leases.

The cost of equipment on operating leases by market follow:

	2024	2023
Agriculture and turf	$7,875	$7,168
Construction and forestry	1,142	1,212
Total	9,017	8,380
Less: accumulated depreciation	(1,566)	(1,463)
Equipment on operating leases – net	$7,451	$6,917
Operating lease residual values	$5,227	$4,864
First-loss residual value guarantees	1,393	1,188

The equipment is depreciated on a straight-line basis over the term of the lease. The corresponding depreciation expense was $874 in 2024, $853 in 2023, and $827 in 2022.

Lease payments for operating leases are scheduled as follows:

Due in:	2024
2025	$1,151
2026	865
2027	534
2028	279
2029	71
Later years	9
Total	$2,909

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

The fair values of financial instruments that do not approximate the carrying values at October 27, 2024 and October 29, 2023 follow:

	2024		2023
	Carrying	Fair	Carrying	Fair
	Value	Value*	Value	Value*
Financing receivables – net	$44,309	$44,336	$43,673	$42,777
Financing receivables securitized – net	8,723	8,654	7,335	7,056
Short-term securitization borrowings	8,431	8,453	6,995	6,921
Long-term borrowings due within one year**	9,115	9,079	8,331	8,156
Long-term borrowings**	43,157	42,804	38,428	36,873

*    Fair value measurements above were Level 3 for all financing receivables and Level 2 for all borrowings.

**  Values exclude finance lease liabilities that are presented as borrowings (see Note 24).

Assets and liabilities measured at October 27, 2024 and October 29, 2023 at fair value on a recurring basis follow, excluding our cash equivalents, which were carried at a cost that approximates fair value and consisted of money market funds and time deposits:

	2024	2023
Level 1:
Marketable securities
International equity securities		$3
International mutual funds securities		101
U.S. equity fund		86
U.S. fixed income fund		32
U.S. government debt securities	$239	78
Total Level 1 marketable securities	239	300

Level 2:
Marketable securities
Corporate debt securities	423	244
International debt securities	143	1
Mortgage-backed securities*	165	185
Municipal debt securities	74	75
U.S. government debt securities	110	141
Total Level 2 marketable securities	915	646
Other assets - Derivatives	357	292
Accounts payable and accrued expenses – Derivatives	582	1,130

Level 3:
Accounts payable and accrued expenses – Deferred consideration	147	186

*    Primarily issued by U.S. government sponsored enterprises.

Fair value, nonrecurring level 3 measurements from impairments at October 27, 2024 and October 29, 2023 follow:

	Fair Value		Losses
	2024	2023	2024	2023	2022
Inventories					$19
Property and equipment – net					41
Other intangible assets – net					28
Other assets	$23		$28
Assets held for sale	2,944		97

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

Deferred consideration – The total purchase price consideration for three former Deere-Hitachi joint venture factories acquired in 2022 included supply agreement price increases beyond inflation adjustments. This deferred consideration will be paid as we purchase Deere-branded excavators, components, and service parts from Hitachi under the agreement with a duration that ranges from 5 to 30 years (see Note 3). The deferred consideration balance is reduced as purchases are made and valued on a discounted cash flow approach using market rates.

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

Other assets (Investment in unconsolidated affiliates) – Other than temporary impairments of investments are measured as the difference between the implied fair value and the carrying value of the investments. The estimated fair value for privately held entities is determined by an income approach (discounted cash flows), which includes inputs such as interest rates and margins (see Note 4).

Assets held for sale – The impairment was measured at the lower of the carrying amount or fair value less costs to sell. Fair value was based on the probable sale price. The inputs included estimates of the final sale price (see Note 4).

26. DERIVATIVE INSTRUMENTS

Fair values of our derivative instruments and the associated notional amounts at the end of 2024 and 2023 were as follows. Assets are recorded in “Other assets,” while liabilities are recorded in “Accounts payable and accrued expenses.”

		Fair Value
	Notional	Assets	Liabilities
2024
Cash flow hedges:
Interest rate contracts	$2,875	$3	$20

Fair value hedges:
Interest rate contracts	15,864	115	467
Cross-currency interest rate contracts	975	31

Not designated as hedging instruments:
Interest rate contracts	12,518	97	75
Foreign exchange contracts	7,533	95	20
Cross-currency interest rate contracts	158	16

2023
Cash flow hedges:
Interest rate contracts	$1,500	$45

Fair value hedges:
Interest rate contracts	12,691		$970

Not designated as hedging instruments:
Interest rate contracts	13,853	169	98
Foreign exchange contracts	8,117	75	54
Cross-currency interest rate contracts	176	3	8

The amounts recorded, at October 27, 2024 and October 29, 2023, in the consolidated balance sheets related to borrowings designated in fair value hedging relationships were as follows. Fair value hedging adjustments are included in the carrying amount of the hedged item.

	Active Hedging		Discontinued Hedging
	Relationships		Relationships
	Carrying	Cumulative	Carrying	Cumulative
	Amount of	Fair Value	Amount of	Fair Value
	Hedged	Hedging	Formerly	Hedging
	Item	Amount	Hedged Item	Amount
2024
Short-term borrowings	$287	$(1)	$1,782	$7
Long-term borrowings	16,125	(347)	8,626	(228)
2023
Short-term borrowings			$1,814	$15
Long-term borrowings	$11,660	$(976)	7,144	(288)

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	2024	2023	2022
Fair Value Hedges
Interest rate contracts – Interest expense	$226	$(542)	$(1,144)

Cash Flow Hedges
Recognized in OCI:
Interest rate contracts – OCI (pretax)	$(10)	$25	$89
Reclassified from OCI:
Interest rate contracts – Interest expense	71	62	9

Not Designated as Hedges
Interest rate contracts – Net sales		$1	$53
Interest rate contracts – Interest expense	$(4)	40	81
Foreign exchange contracts – Net sales	(2)	(6)	(6)
Foreign exchange contracts – Cost of sales	10	8	(64)
Foreign exchange contracts – Other operating expenses	(135)	100	402
Total not designated	$(131)	$143	$466

The amount of loss recorded in OCI at October 27, 2024 that is expected to be reclassified to “Interest expense” in the next twelve months if interest rates remain unchanged is $6 after-tax. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

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

Certain of our derivative agreements contain credit support provisions that may require us to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at October 27, 2024 and October 29, 2023, was $562 and $1,076, respectively. In accordance with the limits established in these agreements, we posted $245 and $659 of cash collateral at October 27, 2024 and October 29, 2023, respectively. In addition, we paid $8 of collateral that was outstanding at both October 27, 2024 and October 29, 2023 to participate in an international futures market to hedge currency exposure, not included in the following table.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and collateral at October 27, 2024 and October 29, 2023 follows:

	Gross Amounts	Netting		Net
	Recognized	Arrangements	Collateral	Amount
2024
Assets	$357	$(142)		$215
Liabilities	582	(142)	$(246)	194
2023
Assets	$292	$(152)		$140
Liabilities	1,130	(152)	$(659)	319

27. SEGMENT DATA

Our operations are presently organized and reported in four business segments. This presentation is consistent with how the chief operating decision maker (the CEO) assesses the performance of the segments and makes decisions about resource allocations.

The PPA segment defines, develops, and delivers global equipment and technology solutions to unlock customer value for production-scale growers of large grains, small grains, cotton, and sugarcane. The segment’s primary products include large and certain mid-size tractors, combines, cotton pickers, sugarcane harvesters and loaders, and soil preparation, seeding, application, crop care equipment, and related attachments and service parts.

The SAT segment defines, develops, and delivers global equipment and technology solutions to unlock customer value for dairy and livestock producers, high-value and small acreage crop producers, and turf and utility customers. The segment’s primary products include certain mid-size tractors, utility and compact utility tractors, as well as hay and forage equipment, riding and commercial lawn equipment, golf course equipment, utility vehicles, and related attachments and service parts.

The CF segment defines, develops, and delivers a broad range of machines and technology solutions organized along the earthmoving, forestry, and roadbuilding production systems. The segment’s primary products include backhoe loaders, crawler dozers and loaders, four-wheel-drive loaders, excavators, skid-steer loaders, milling machines, log harvesters, and related attachments and service parts.

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

Information relating to operations by operating segment follows for the years ended October 27, 2024, October 29, 2023, and October 30, 2022.

OPERATING SEGMENTS	2024	2023	2022
Net sales and revenues
Unaffiliated customers:
Production & precision ag net sales	$20,834	$26,790	$22,002
Small ag & turf net sales	10,969	13,980	13,381
Construction & forestry net sales	12,956	14,795	12,534
Financial services revenues	5,782	4,721	3,625
Other revenues*	1,175	965	1,035
Total	$51,716	$61,251	$52,577

*    Other revenues are primarily the PPA, SAT, and CF revenues for finance and interest income and other income.

Operating profit
Production & precision ag	$4,514	$6,996	$4,386
Small ag & turf	1,627	2,472	1,949
Construction & forestry	2,009	2,695	2,014
Financial services*	889	795	1,159
Total operating profit*	9,039	12,958	9,508
Interest income	492	559	159
Investment income	68
Interest expense	(396)	(411)	(390)
Foreign exchange loss from equipment operations’ financing activities	(81)	(114)	(103)
Pension and OPEB benefit, excluding service cost component	333	286	218
Corporate expenses – net	(273)	(252)	(255)
Income taxes	(2,094)	(2,871)	(2,007)
Total	(1,951)	(2,803)	(2,378)
Net income	7,088	10,155	7,130
Less: Net loss attributable to noncontrolling interests	(12)	(11)	(1)
Net income attributable to Deere & Company	$7,100	$10,166	$7,131

*    Operating profit of the financial services business segment includes the effect of its interest income, investment income, interest expense, and foreign exchange gains or losses.

OPERATING SEGMENTS	2024	2023	2022
Interest income*
Production & precision ag	$48	$29	$22
Small ag & turf	42	35	24
Construction & forestry	14	13	8
Financial services	4,620	3,731	2,245
Corporate	492	559	159
Intercompany	(872)	(1,008)	(431)
Total	$4,344	$3,359	$2,027

*    Does not include finance rental income for equipment on operating leases.

Interest expense
Production & precision ag	$221	$282	$122
Small ag & turf	215	236	105
Construction & forestry	204	169	72
Financial services	3,182	2,362	799
Corporate	396	411	390
Intercompany	(870)	(1,007)	(426)
Total	$3,348	$2,453	$1,062

Depreciation* and amortization expense
Production & precision ag	$643	$581	$523
Small ag & turf	246	241	236
Construction & forestry	331	301	282
Financial services	1,040	1,016	1,050
Intercompany	(142)	(135)	(196)
Total	$2,118	$2,004	$1,895

*    Includes depreciation for equipment on operating leases.

Identifiable operating assets
Production & precision ag	$8,696	$8,734	$8,414
Small ag & turf	4,130	4,348	4,451
Construction & forestry	7,137	7,139	6,754
Financial services	73,612	70,732	58,864
Corporate	13,745	13,134	11,547
Total	$107,320	$104,087	$90,030

Capital additions
Production & precision ag	$1,025	$896	$649
Small ag & turf	327	386	329
Construction & forestry	352	311	217
Financial services	3	4	2
Total	$1,707	$1,597	$1,197

28. SUBSEQUENT EVENTS

On December 3, 2024, a quarterly dividend of $1.62 per share was declared at the Board of Directors meeting, payable on February 10, 2025 to stockholders of record on December 31, 2024.

In November 2024, we entered into a retail note securitization transaction resulting in $725 of secured borrowings.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Deere & Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the "Company") as of October 27, 2024 and October 29, 2023, the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholders’ equity and consolidated cash flows for each of the three years in the period ended October 27, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 27, 2024 and October 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended October 27, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of October 27, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We identified the United States and Canada retail sales incentive accrual as a critical audit matter because estimating sales incentive costs requires significant judgment by management and changes in historical percentage of sales incentive costs to retail sales by dealers could have a material impact on the sales incentive accrual. Auditing management’s assumptions about the predictive nature of historical sales incentive costs involves a high degree of auditor judgment and an increased extent of effort to evaluate the reasonableness of management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing management’s assumption that historical sales incentive costs are predictive of future incentive costs included the following, among others:

●	We tested the effectiveness of management’s controls over the assumptions used to estimate the sales incentive accrual.
●	We evaluated management’s ability to accurately forecast future incentive costs by performing a retrospective review that involved comparing actual incentive costs to management’s historical forecasts.
●	We tested the completeness of the population used in the accrual calculation by inspecting incentive program communications to dealers to ensure programs offered were appropriately included in the calculation. We tested the accuracy of sales incentives transactions by verifying amounts settled with dealers.
●	We evaluated the reasonableness of management’s assumption that historical sales incentive costs are predictive of future incentive costs by:
o	Considering the impact of changes in the current economic conditions and competitive environment.
o	Comparing historical and current sales incentive data for eligible products in the following manner:
◾	Type and number of programs
◾	Geography
◾	Program size and duration.

Allowance for Credit Losses – Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

The allowance for credit losses is an estimate of the credit losses expected over the life of the Company’s receivable portfolio. Non-performing receivables are included in the estimate of expected credit losses. The allowance is measured on a collective basis for receivables with similar risk characteristics. Receivables that do not share risk characteristics are evaluated on an individual basis. Risk characteristics include:

●	product category
●	market
●	geography
●	credit risk, and
●	remaining balance.

The Company utilizes linear regression models to estimate the expected credit losses for large and complex retail customer receivable pools, which represent more than 90 percent of retail customer receivables. These statistical models utilize independent variables, or predictive features, to estimate lifetime default rates, which are subsequently adjusted for expected recoveries to arrive at lifetime credit loss estimates. Independent variables included in the models vary by product, but can include credit quality at time of application, remaining account balance, delinquency status, and various economic factors, such as commodity prices, employment levels, and housing data. The economic factors include forward-looking conditions over the reasonable and supportable forecast period.

Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary to arrive at management’s best estimate of expected credit losses.

We identified the allowance for credit losses by the linear regression models and related independent variables and qualitative adjustments used in determining the Company’s United States and Canada retail customer receivable portfolios as a critical audit matter because determining the appropriate methodology and assumptions used in the estimate requires significant judgment by management. Given the subjective nature and judgment applied by management to determine the allowance for credit losses, auditing the methodology and assumptions requires a high degree of auditor judgment and an increased extent of effort, including the need to involve credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to test the allowance for credit losses estimated for the Company’s United States and Canada retail customer receivable portfolio by the linear regression models and related independent variables and qualitative adjustments included the following, among others:

●	We tested the effectiveness of management’s controls over the methodology, data and assumptions used to estimate the allowance for credit losses.
●	We tested the accuracy and evaluated the relevance of the underlying historical data used in the Company’s linear regression models.

●	With the assistance of our credit specialists, we evaluated the reasonableness and accuracy of the linear regression models used to estimate the allowance for credit losses, including model assumptions and the selection and application of relevant risk characteristics and use of qualitative adjustments.
●	We evaluated management’s ability to accurately forecast credit losses by performing a retrospective review, which involved comparing actual credit losses to historical estimates.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 12, 2024

We have served as the Company’s auditor since 1910.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Deere & Company:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Deere & Company and subsidiaries (the “Company”) as of October 27, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 27, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended October 27, 2024 of the Company and our report dated December 12, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois

December 12, 2024

Index to Exhibits

3.1	Restated Certificate of Incorporation (Exhibit 3.1 to Form 10-Q of registrant for the quarter ended July 28, 2019, Securities and Exchange Commission File Number 1-4121*)

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

4.2

Indenture, dated September 25, 2008, between the registrant and The Bank of New York Mellon, as Trustee (Exhibit 4.1 to the registration statement on Form S-3ASR no. 333-153704 filed September 26, 2008, Securities and Exchange Commission File Number 1-4121*)

4.3

Indenture, dated June 15, 2020, among Deere Funding Canada Corporation, as issuer, the registrant, as guarantor, and The Bank of New York Mellon, as Trustee (Exhibit 4.3 to the registration statement on Form S-3ASR no. 333-239165 filed June 15, 2020, Securities and Exchange Commission File Number 1-4121*)

4.4

Terms and Conditions of the Euro Medium Term Notes, published March 31, 2022, applicable to the U.S. $6,000,000,000 Euro Medium Term Note Programme of the registrant, John Deere Capital Corporation, John Deere Bank S.A., and John Deere Cash Management, as amended on June 12, 2024, to increase the authorization to $9,000,000,000

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

10.6†	Deere & Company Voluntary Deferred Compensation Plan, as amended October 31, 2024

10.7†	John Deere Short-Term Incentive Bonus Plan, as amended October 27, 2023 (Exhibit 10.1 to Form 8-K of registrant filed October 30, 2023, Securities and Exchange Commission File Number 1-4121*)

10.8†	John Deere Long-Term Incentive Cash Plan (Appendix C to Proxy Statement of registrant filed January 12, 2018, Securities and Exchange Commission File Number 1-4121*)

10.9†	John Deere Omnibus Equity and Incentive Plan, as amended February 25, 2015 (Appendix D to Proxy Statement of registrant filed January 14, 2015, Securities and Exchange Commission File Number 1-4121*)

10.10†	Form of Terms and Conditions for John Deere Nonqualified Stock Options granted fiscal 2024

10.11†	Form of Terms and Conditions for John Deere Restricted Stock Units granted fiscal 2024

10.12†	Form of Terms and Conditions for John Deere Performance Stock Options granted fiscal 2024

10.13†

Form of Terms and Conditions for John Deere Nonqualified Stock Options granted fiscal 2023 (Exhibit 10.10 to Form 10-K of registrant for the year ended October 29, 2023, Securities and Exchange Commission File Number 1-4121*)

10.14†

Form of Terms and Conditions for John Deere Restricted Stock Units and Performance Stock Units granted fiscal 2023 (Exhibit 10.11 to Form 10-K of registrant for the year ended October 29, 2023, Securities and Exchange Commission File Number 1-4121*)

10.15†

Form of Terms and Conditions for John Deere Nonqualified Stock Options granted fiscal 2022. (Exhibit 10.10 to Form 10-K of registrant for the year ended October 31, 2022, Securities and Exchange Commission File Number 1-4121*)

10.16†

Form of Terms and Conditions for John Deere Restricted Stock Units and Performance Stock Units granted fiscal 2022 (Exhibit 10.11 to Form 10-K of registrant for the year ended October 31, 2022, Securities and Exchange Commission File Number 1-4121*)

10.17†

Form of Terms and Conditions for John Deere Nonqualified Stock Options granted fiscal 2021 (Exhibit 10.10 to Form 10-K of registrant for the year ended October 31, 2021, Securities and Exchange Commission File Number 1-4121*)

10.18†

Form of John Deere Restricted Stock Unit Grant for Directors granted fiscal 2023 (Exhibit 10.16 to Form 10-K of registrant for the year ended October 29, 2023, Securities and Exchange Commission File Number 1-4121*)

10.19†	Form of John Deere Restricted Stock Unit Grant for Directors (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2008, Securities and Exchange Commission File Number 1-4121*)

10.20†

Form of Terms and Conditions for Deere & Company Nonemployee Director Stock Ownership Plan (Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2021, Securities and Exchange Commission File Number 1-4121*)

10.21†	John Deere Defined Contribution Restoration Plan, as amended October 31, 2024

10.22†

John Deere Supplemental Pension Benefit Plan, as amended December 31, 2020 (Exhibit 10.15 to Form 10-K of registrant for the year ended October 31, 2021, Securities and Exchange Commission File Number 1-4121*)

10.23†	John Deere Senior Supplementary Pension Benefit Plan, as amended October 31, 2022

10.24†

John Deere ERISA Supplementary Pension Benefit Plan, as amended October 31, 2022 (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended January 29, 2023, Securities and Exchange Commission File Number 1-4121*)

10.25†

Deere & Company Nonemployee Director Stock Ownership Plan, as amended February 29, 2012 (Appendix A to Proxy Statement of registrant filed on January 13, 2012, Securities and Exchange Commission File Number 1-4121*)

10.26†

Deere & Company Nonemployee Director Stock Ownership Plan, as amended February 23, 2022 (Appendix C to Proxy Statement of registrant filed on January 7, 2022, Securities and Exchange Commission File Number 1-4121*)

10.27†

Deere & Company Nonemployee Director Deferred Compensation Plan, as amended October 31, 2023 (Exhibit 10.25 to Form 10-K of registrant for the year ended October 29, 2023, Securities and Exchange Commission File Number 1-4121*)

10.28†

Amended and Restated Change in Control Severance Program of Deere & Company, effective August 29, 2023 (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended July 30, 2023, Securities and Exchange Commission File number 1-4121*)

10.29†	John Deere 2020 Equity and Incentive Plan (Appendix C to Proxy Statement of registrant filed January 10, 2020, Securities and Exchange Commission File Number 1-4121*)

10.30

Asset Purchase Agreement, dated October 29, 2001, between the registrant and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.31

Second Amendment, dated February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between the registrant and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended February 2, 2020, Securities and Exchange Commission File Number 1-4121*)

10.32

Asset Purchase Agreement, dated October 29, 2001, between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables (Exhibit 10.20 to Form 10-K of registrant for the year ended October 31, 2001, Securities and Exchange Commission File Number 1-4121*)

10.33

Second Amendment, dated February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between John Deere Construction & Forestry Company and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) (Exhibit 10.2 to Form 10-Q of registrant for the quarter ended February 2, 2020, Securities and Exchange Commission File Number 1-4121*)

10.34

2028 Credit Agreement, dated March 25, 2024, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent (Exhibit 10.2 to Form 10-Q of registrant for the quarter ended April 28, 2024, Securities and Exchange Commission File Number 1-4121*)

10.35

2029 Credit Agreement, dated March 25, 2024, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent (Exhibit 10.3 to Form 10-Q of registrant for the quarter ended April 28,2024, Securities and Exchange Commission File Number 1-4121*)

10.36

364-Day Credit Agreement, dated March 25, 2024, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America , N.A. and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC as Sustainability Structuring Agent (Exhibit 10.1 to Form 10-Q of registrant for the quarter ended April 28, 2024, Securities and Exchange Commission File Number 1-4121*)

19.	Global Insider Trader Policy

21.	Subsidiaries

22.	List of Guarantors and Subsidiary Issuers of Guaranteed Securities

23.	Consent of Deloitte & Touche LLP

24.	Power of Attorney (included on signature page)

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.	Section 1350 Certifications (furnished herewith)

97.	Incentive Compensation Recovery Policy effective August 29, 2023 (Exhibit 10.27 to Form 10-K of registrant for the year ended October 29, 2023, Securities and Exchange Commission File Number 1-4121*)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

By:	/s/ John C. May
John C. May
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 12, 2024

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

Signature	Title		Date

/s/ Leanne G. Caret	Director	)	December 12, 2024
Leanne G. Caret		)
)
)
/s/ Tamra A. Erwin	Director	)
Tamra A. Erwin		)
)
)
/s/ R. Preston Feight	Director	)
R. Preston Feight		)
)
)
/s/ Alan C. Heuberger	Director	)
Alan C. Heuberger		)
)
)
/s/ L. Neil Hunn	Director	)
L. Neil Hunn		)
)
)
/s/ Joshua A. Jepsen	Senior Vice President and	)
Joshua A. Jepsen	Chief Financial Officer	)
	(Principal Financial Officer and Principal	)
Accounting Officer))
)
)
/s/ Michael O. Johanns	Director	)
Michael O. Johanns		)
)
)
/s/ Clayton M. Jones	Director	)
Clayton M. Jones		)
)
)

/s/ John C. May	Chairman and Chief Executive Officer	)
John C. May	(Principal Executive Officer))
)
)
/s/ Gregory R. Page	Director	)
Gregory R. Page		)
)
)
/s/ Sherry M. Smith	Director	)
Sherry M. Smith		)
)
)
/s/ Dmitri L. Stockton	Director	)
Dmitri L. Stockton		)
)
)
/s/ Sheila G. Talton	Director	)
Sheila G. Talton		)