Form 10-Q
period 2025-01-26
DEERE & CO
filed 2025-02-27
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 26, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 1-4121

DEERE  &  COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-2382580 (IRS Employer Identification No.)

One John Deere Place

Moline, Illinois 61265

(Address of principal executive offices, zip code)

Registrant’s Telephone Number, including area code: (309) 765-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common stock, $1 par value	DE	New York Stock Exchange
6.55% Debentures Due 2028	DE28	New York Stock Exchange

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

Yes ☐ No ☒

At January 26, 2025, 271,413,927 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED INCOME
For the Three Months Ended January 26, 2025 and January 28, 2024
(In millions of dollars and shares except per share amounts) Unaudited
	2025	2024
Net Sales and Revenues
Net sales	$6,809	$10,486
Finance and interest income	1,453	1,360
Other income	246	339
Total	8,508	12,185

Costs and Expenses
Cost of sales	5,037	7,200
Research and development expenses	526	533
Selling, administrative and general expenses	972	1,066
Interest expense	829	802
Other operating expenses	249	369
Total	7,613	9,970

Income of Consolidated Group before Income Taxes	895	2,215
Provision for income taxes	27	469

Income of Consolidated Group	868	1,746
Equity in income (loss) of unconsolidated affiliates	(1)	2

Net Income	867	1,748
Less: Net loss attributable to noncontrolling interests	(2)	(3)
Net Income Attributable to Deere & Company	$869	$1,751

Per Share Data
Basic	$3.20	$6.25
Diluted	3.19	6.23
Dividends declared	1.62	1.47
Dividends paid	1.47	1.35

Average Shares Outstanding
Basic	271.6	279.9
Diluted	272.3	281.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended January 26, 2025 and January 28, 2024
(In millions of dollars) Unaudited
	2025	2024
Net Income	$867	$1,748

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	3	(21)
Cumulative translation adjustment	(451)	274
Unrealized loss on derivatives	(1)	(15)
Unrealized gain (loss) on debt securities	(15)	13
Other Comprehensive Income (Loss), Net of Income Taxes	(464)	251

Comprehensive Income of Consolidated Group	403	1,999
Less: Comprehensive loss attributable to noncontrolling interests	(5)	(2)
Comprehensive Income Attributable to Deere & Company	$408	$2,001

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars) Unaudited
	January 26	October 27	January 28
	2025	2024	2024
Assets
Cash and cash equivalents	$6,601	$7,324	$5,137
Marketable securities	1,214	1,154	1,136
Trade accounts and notes receivable – net	4,931	5,326	7,795
Financing receivables – net	41,396	44,309	43,708
Financing receivables securitized – net	8,257	8,723	6,400
Other receivables	2,979	2,545	2,017
Equipment on operating leases – net	7,157	7,451	6,751
Inventories	7,744	7,093	8,937
Property and equipment – net	7,425	7,580	6,914
Goodwill	3,872	3,959	3,966
Other intangible assets – net	937	999	1,112
Retirement benefits	3,018	2,921	3,087
Deferred income taxes	1,852	2,086	1,833
Other assets	2,807	2,906	2,578
Assets held for sale	2,929	2,944
Total Assets	$103,119	$107,320	$101,371

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$12,811	$13,533	$17,117
Short-term securitization borrowings	8,014	8,431	6,116
Accounts payable and accrued expenses	12,162	14,543	13,361
Deferred income taxes	448	478	550
Long-term borrowings	43,556	43,229	39,933
Retirement benefits and other liabilities	1,734	2,354	2,115
Liabilities held for sale	1,830	1,827
Total liabilities	80,555	84,395	79,192

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	78	82	100

Stockholders’ Equity
Common stock, $1 par value (issued shares at January 26, 2025 – 536,431,204)	5,526	5,489	5,335
Common stock in treasury	(35,709)	(35,349)	(32,663)
Retained earnings	56,829	56,402	52,266
Accumulated other comprehensive income (loss)	(4,167)	(3,706)	(2,863)
Total Deere & Company stockholders’ equity	22,479	22,836	22,075
Noncontrolling interests	7	7	4
Total stockholders’ equity	22,486	22,843	22,079
Total Liabilities and Stockholders’ Equity	$103,119	$107,320	$101,371

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Three Months Ended January 26, 2025 and January 28, 2024
(In millions of dollars) Unaudited
	2025	2024
Cash Flows from Operating Activities
Net income	$867	$1,748
Adjustments to reconcile net income to net cash used for operating activities:
Provision for credit losses	69	31
Provision for depreciation and amortization	549	520
Impairments and other adjustments	(32)
Share-based compensation expense	28	46
Provision for deferred income taxes	208	27
Changes in assets and liabilities:
Receivables related to sales	1,063	(277)
Inventories	(795)	(723)
Accounts payable and accrued expenses	(1,845)	(2,327)
Accrued income taxes payable/receivable	(540)	183
Retirement benefits	(688)	(129)
Other	(16)	(7)
Net cash used for operating activities	(1,132)	(908)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	8,137	7,752
Proceeds from maturities and sales of marketable securities	61	184
Proceeds from sales of equipment on operating leases	433	506
Cost of receivables acquired (excluding receivables related to sales)	(6,045)	(6,447)
Purchases of marketable securities	(141)	(229)
Purchases of property and equipment	(352)	(362)
Cost of equipment on operating leases acquired	(439)	(454)
Collateral on derivatives – net	(191)	310
Other	(47)	(43)
Net cash provided by investing activities	1,416	1,217

Cash Flows from Financing Activities
Net payments in short-term borrowings (original maturities three months or less)	(1,484)	(2,951)
Proceeds from borrowings issued (original maturities greater than three months)	3,168	5,287
Payments of borrowings (original maturities greater than three months)	(1,753)	(3,237)
Repurchases of common stock	(441)	(1,328)
Dividends paid	(403)	(386)
Other	(10)	(30)
Net cash used for financing activities	(923)	(2,645)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(87)	16

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(726)	(2,320)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,633	7,620
Cash, Cash Equivalents, and Restricted Cash at End of Period	$6,907	$5,300

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$6,601	$5,137
Cash, cash equivalents, and restricted cash (Assets held for sale)	116
Restricted cash (Other assets)	190	163
Total Cash, Cash Equivalents, and Restricted Cash	$6,907	$5,300

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three Months Ended January 26, 2025 and January 28, 2024
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest
Balance October 29, 2023	$21,789	$5,303	$(31,335)	$50,931	$(3,114)	$4	$97
Net income (loss)	1,752			1,751		1	(4)
Other comprehensive income	251				251		1
Repurchases of common stock	(1,340)		(1,340)
Treasury shares reissued	12		12
Dividends declared	(411)			(411)
Share based awards and other	26	32		(5)		(1)	6
Balance January 28, 2024	$22,079	$5,335	$(32,663)	$52,266	$(2,863)	$4	$100

Balance October 27, 2024	$22,843	$5,489	$(35,349)	$56,402	$(3,706)	$7	$82
Net income (loss)	869			869			(2)
Other comprehensive loss	(461)				(461)		(3)
Repurchases of common stock	(384)		(384)
Treasury shares reissued	24		24
Dividends declared	(441)			(441)
Share based awards and other	36	37		(1)			1
Balance January 26, 2025	$22,486	$5,526	$(35,709)	$56,829	$(4,167)	$7	$78

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

We use a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal year 2025 and 2024 were January 26, 2025 and January 28, 2024, respectively. Both periods contained 13 weeks. Fiscal year 2025 will contain 53 weeks, with the additional week occurring in the fourth quarter. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years generally ending in October and the associated periods in those fiscal years.

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

New Accounting Pronouncements Adopted

We closely monitor all Accounting Standard Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) and other authoritative guidance. We adopted the following standards in 2025, none of which had a material effect on our consolidated financial statements.

No. 2023-05 — Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement
No. 2022-03 — Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

Accounting Pronouncements to be Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories presented on the face of the income statement. In January 2025, the FASB issued ASU 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which clarifies the effective date of ASU 2024-03. The ASU will be effective for us beginning with our annual reporting for fiscal year 2028 and interim periods thereafter. We are assessing the effect of ASU 2024-03 on our related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and cash taxes paid both in the U.S. and foreign jurisdictions. The ASU will be effective for us beginning with our annual reporting for fiscal year 2026. We are assessing the effect of this update on our related disclosures.

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
No. 2023-06 — Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative

(3)  Revenue Recognition

Our net sales and revenues by primary geographic market, major product line, and timing of revenue recognition follow:

	Three Months Ended January 26, 2025
	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$1,555	$949	$1,113	$1,085	$4,702
Canada	354	79	101	187	721
Western Europe	277	352	344	43	1,016
Central Europe and CIS	67	39	71	4	181
Latin America	715	80	205	96	1,096
Asia, Africa, Oceania, and Middle East	205	308	224	55	792
Total	$3,173	$1,807	$2,058	$1,470	$8,508

Major product lines:
Production agriculture	$3,002				$3,002
Small agriculture		$1,234			1,234
Turf		463			463
Construction			$770		770
Compact construction			361		361
Roadbuilding			596		596
Forestry			226		226
Financial products	55	33	21	$1,470	1,579
Other	116	77	84		277
Total	$3,173	$1,807	$2,058	$1,470	$8,508

Revenue recognized:
At a point in time	$3,086	$1,760	$2,028	$29	$6,903
Over time	87	47	30	1,441	1,605
Total	$3,173	$1,807	$2,058	$1,470	$8,508

	Three Months Ended January 28, 2024
	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$2,721	$1,345	$2,095	$970	$7,131
Canada	386	118	210	172	886
Western Europe	503	517	361	40	1,421
Central Europe and CIS	179	73	94	8	354
Latin America	819	98	256	130	1,303
Asia, Africa, Oceania, and Middle East	435	341	258	56	1,090
Total	$5,043	$2,492	$3,274	$1,376	$12,185

Major product lines:
Production agriculture	$4,791				$4,791
Small agriculture		$1,718			1,718
Turf		649			649
Construction			$1,483		1,483
Compact construction			626		626
Roadbuilding			763		763
Forestry			292		292
Financial products	60	26	18	$1,376	1,480
Other	192	99	92		383
Total	$5,043	$2,492	$3,274	$1,376	$12,185

Revenue recognized:
At a point in time	$4,955	$2,456	$3,243	$28	$10,682
Over time	88	36	31	1,348	1,503
Total	$5,043	$2,492	$3,274	$1,376	$12,185

We invoice in advance of recognizing the revenue of certain products and services. These relate to extended warranty premiums, advance payments for future equipment sales, and subscription and service revenue related to precision guidance, telematic services, and other information-enabled solutions. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses.” The deferred revenue received, but not recognized in revenue, was $2,027, $1,923, and $1,747 at January 26, 2025, October 27, 2024, and January 28, 2024, respectively. The contract liability is reduced as the revenue is recognized. Revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of the fiscal year was $197 and $230 during the three months ended January 26, 2025 and January 28, 2024, respectively.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year was $1,734 at January 26, 2025. The estimated revenue to be recognized by fiscal year follows: remainder of 2025 – $395, 2026 – $444, 2027 – $352, 2028 – $235, 2029 – $144, 2030 – $102, and later years – $62. As permitted, we elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are for sales to dealers and retail customers for equipment, service parts, repair services, and certain telematics services.

(4)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) follow:

	January 26	October 27	January 28
	2025	2024	2024
Retirement benefits adjustment	$(1,271)	$(1,274)	$(866)
Cumulative translation adjustment	(2,734)	(2,286)	(1,877)
Unrealized loss on derivatives	(73)	(72)	(23)
Unrealized loss on debt securities	(89)	(74)	(97)
Accumulated other comprehensive income (loss)	$(4,167)	$(3,706)	$(2,863)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 26, 2025	Amount	Credit	Amount
Cumulative translation adjustment	$(449)	$1	$(448)
Unrealized gain (loss) on interest rate derivatives:
Unrealized hedging gain (loss)	7	(2)	5
Reclassification of realized (gain) loss to Interest expense	(8)	2	(6)
Net unrealized gain (loss) on derivatives	(1)		(1)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(19)	4	(15)
Net unrealized gain (loss) on debt securities	(19)	4	(15)
Retirement benefits adjustment:
Net actuarial gain (loss)	6	(1)	5
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(11)	3	(8)
Prior service (credit) cost	9	(3)	6
Net unrealized gain (loss) on retirement benefits adjustment	4	(1)	3
Total other comprehensive income (loss)	$(465)	$4	$(461)

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 28, 2024	Amount	Credit	Amount
Cumulative translation adjustment	$273	$1	$274
Unrealized gain (loss) on interest rate derivatives:
Unrealized hedging gain (loss)	(8)	2	(6)
Reclassification of realized (gain) loss to Interest expense	(11)	2	(9)
Net unrealized gain (loss) on derivatives	(19)	4	(15)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	1	6	7
Reclassification of realized (gain) loss to Other income	8	(2)	6
Net unrealized gain (loss) on debt securities	9	4	13
Retirement benefits adjustment:
Net actuarial gain (loss)	(17)	4	(13)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(20)	5	(15)
Prior service (credit) cost	9	(2)	7
Net unrealized gain (loss) on retirement benefits adjustment	(28)	7	(21)
Total other comprehensive income (loss)	$235	$16	$251

(5)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended
	January 26	January 28
	2025	2024
Net income attributable to Deere & Company	$869	$1,751
Average shares outstanding	271.6	279.9
Basic per share	$3.20	$6.25

Average shares outstanding	271.6	279.9
Effect of dilutive stock options and unvested restricted stock units	.7	1.2
Total potential shares outstanding	272.3	281.1
Diluted per share	$3.19	$6.23

Shares excluded from EPS calculation, as antidilutive	.3	.2

(6)  Pension and Other Postretirement Benefits

We have several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans. These plans cover U.S. employees and certain foreign employees. The components of net periodic pension and OPEB (benefit) cost consisted of the following:

	Three Months Ended
	January 26	January 28
	2025	2024
Pensions:
Service cost	$65	$58
Interest cost	128	136
Expected return on plan assets	(254)	(241)
Amortization of actuarial gain	(1)	(4)
Amortization of prior service cost	10	10
Net benefit	$(52)	$(41)

OPEB:
Service cost	$5	$5
Interest cost	40	43
Expected return on plan assets	(28)	(27)
Amortization of actuarial gain	(10)	(16)
Amortization of prior service credit	(1)	(1)
Net cost	$6	$4

The components of net periodic pension and OPEB (benefit) cost excluding the service cost component are included in the line item “Other operating expenses.”

During the first three months of 2025, we contributed and expect to contribute the following amounts to our pension and OPEB plans:

	Pensions	OPEB
Contributed	$28	$622
Expected contributions remainder of the year	72	38

In the first quarter of 2025, a committee of our Board of Directors approved and a $520 voluntary contribution was made to a U.S. OPEB plan. This contribution increased plan assets.

(7)  Segment Data

Information relating to operations by operating segment follows:

	Three Months Ended
	January 26	January 28%
	2025	2024	Change
Net sales and revenues
PPA net sales	$3,067	$4,849	-37
SAT net sales	1,748	2,425	-28
CF net sales	1,994	3,212	-38
FS revenues	1,470	1,376	+7
Other revenues	229	323	-29
Total net sales and revenues	$8,508	$12,185	-30
Operating profit
PPA	$338	$1,045	-68
SAT	124	326	-62
CF	65	566	-89
FS	266	257	+4
Total operating profit	793	2,194	-64
Reconciling items	103	26	+296
Income taxes	(27)	(469)	-94
Net income attributable to Deere & Company	$869	$1,751	-50

Intersegment sales and revenues:
PPA net sales		$8
SAT net sales		1
CF net sales
FS revenues	$103	176

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

Identifiable operating assets were as follows:
	January 26	October 27	January 28
	2025	2024	2024
PPA	$8,773	$8,696	$9,059
SAT	4,179	4,130	4,426
CF	7,237	7,137	7,371
FS	69,686	73,612	69,900
Corporate	13,244	13,745	10,615
Total assets	$103,119	$107,320	$101,371

(8)  Financing Receivables

We monitor the credit quality of financing receivables based on delinquency status, defined as follows:

●	Past due balances represent any payments 30 days or more past the due date.
●	Non-performing financing receivables represent receivables for which we have stopped accruing finance income. This generally occurs when receivables are 90 days delinquent.
●	Write-offs generally occur when receivables are 120 days delinquent. In these situations, the estimated uncollectible amount is written off to the allowance for credit losses.

The credit quality and aging analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows:

	January 26, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$2,421	$12,687	$7,437	$4,560	$2,387	$903	$3,027	$33,422
30-59 days past due	8	113	94	51	27	12	128	433
60-89 days past due	1	44	38	21	10	5	24	143
90+ days past due		2	1		4			7
Non-performing		44	120	81	49	33	15	342
Construction and forestry
Current	883	2,834	1,614	880	349	73	99	6,732
30-59 days past due	7	72	45	29	11	3	5	172
60-89 days past due		30	21	11	4	1	3	70
90+ days past due		4	2	3		1		10
Non-performing		66	100	56	33	15	1	271
Total retail customer receivables	$3,320	$15,896	$9,472	$5,692	$2,874	$1,046	$3,302	$41,602

Write-offs for the three months ended January 26, 2025:
Agriculture and turf		$5	$9	$6	$2	$3	$10	$35
Construction and forestry		9	8	4	1	1	3	26
Total		$14	$17	$10	$3	$4	$13	$61

	October 27, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$14,394	$8,305	$5,191	$2,833	$992	$253	$4,465	$36,433
30-59 days past due	44	101	55	27	11	4	40	282
60-89 days past due	22	50	21	10	8	2	13	126
90+ days past due	1	1	1	2				5
Non-performing	23	91	76	50	20	13	15	288
Construction and forestry
Current	3,100	1,841	1,064	458	102	45	114	6,724
30-59 days past due	54	47	25	10	3	2	4	145
60-89 days past due	25	28	10	7	2		2	74
90+ days past due	1	4	3	1				9
Non-performing	40	94	67	32	9	5	1	248
Total retail customer receivables	$17,704	$10,562	$6,513	$3,430	$1,147	$324	$4,654	$44,334

Write-offs for the twelve months ended October 27, 2024:
Agriculture and turf	$5	$33	$25	$11	$11	$5	$87	$177
Construction and forestry	9	38	30	11	5	3	8	104
Total	$14	$71	$55	$22	$16	$8	$95	$281

	January 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$3,248	$13,626	$7,731	$4,577	$2,032	$931	$2,798	$34,943
30-59 days past due	5	122	66	47	22	11	71	344
60-89 days past due	1	50	26	15	7	5	16	120
90+ days past due		1	1	3	4			9
Non-performing		49	95	66	34	42	11	297
Construction and forestry
Current	803	2,698	1,743	911	276	109	101	6,641
30-59 days past due	8	73	46	26	8	3	5	169
60-89 days past due		26	20	13	6	3	2	70
90+ days past due			2	1		1		4
Non-performing	1	67	86	48	20	9	2	233
Total retail customer receivables	$4,066	$16,712	$9,816	$5,707	$2,409	$1,114	$3,006	$42,830

Write-offs for the three months ended January 28, 2024:
Agriculture and turf		$2	$4	$3	$4	$1	$9	$23
Construction and forestry		6	7	2	1	1	2	19
Total		$8	$11	$5	$5	$2	$11	$42

The credit quality and aging analysis of wholesale receivables was as follows:

	January 26	October 27	January 28
	2025	2024	2024
Wholesale receivables:
Agriculture and turf
Current	$7,098	$7,568	$6,564
30+ days past due			1
Non-performing	1	1	1
Construction and forestry
Current	1,200	1,358	907
30+ days past due
Non-performing
Total wholesale receivables	$8,299	$8,927	$7,473

An analysis of the allowance for credit losses and investment in financing receivables follows:

	Three Months Ended January 26, 2025
	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Allowance:
Beginning of period balance	$219	$8	$2	$229
Provision	68	2		70
Write-offs	(48)	(13)		(61)
Recoveries	2	9		11
Translation adjustments	(1)			(1)
End of period balance	$240	$6	$2	$248

Financing receivables:
End of period balance	$38,300	$3,302	$8,299	$49,901

	Three Months Ended January 28, 2024
	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Allowance:
Beginning of period balance	$172	$21	$4	$197
Provision (credit)	35	(2)		33
Write-offs	(31)	(11)		(42)
Recoveries	1	8		9
Translation adjustments			(2)	(2)
End of period balance	$177	$16	$2	$195

Financing receivables:
End of period balance	$39,824	$3,006	$7,473	$50,303

The allowance for credit losses on retail notes and financing lease receivables increased in the first quarter of 2025, primarily due to higher expected losses as a result of elevated delinquencies and market conditions.

During the third quarter of 2024, we determined that the financial services business in Brazil met the held for sale criteria. The receivables in Brazil were reclassified to “Assets held for sale.” The associated allowance for credit losses was reversed and a valuation allowance for the “Assets held for sale” was recorded (see Note 20).

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

The ending amortized cost of financing receivables modified with borrowers experiencing financial difficulty during the first quarter ended January 26, 2025 and January 28, 2024 were $28 and $17, respectively. These modifications represented 0.06% and 0.03% of our financing receivable portfolio for the same periods, respectively.

The financial effects of payment deferrals with borrowers experiencing financial difficulty resulted in a weighted average payment deferral of 8 months to the modified contracts. Term extensions provided to borrowers experiencing financial difficulty added a weighted average of 12 months to the modified contracts. Additionally, modifications with a combination of both payment deferrals and term extensions resulted in a weighted average payment deferral of 4 months and a weighted average term extension of 6 months.

We continue to monitor the performance of financing receivables that are modified with borrowers experiencing financial difficulty. The ending amortized cost and performance of financing receivables modified during the prior twelve months ended January 26, 2025 and January 28, 2024 were as follows:

	January 26	January 28
	2025	2024*
Current	$74	$16
30-59 days past due	7
60-89 days past due	4
90+ days past due	3
Non-performing	13	1
Total	$101	$17

*    In accordance with the adoption date of the accounting modification guidance, this period includes receivables modified during the prior three months.

Defaults and subsequent write-offs of financing receivables modified in the prior twelve months were not significant during the three months ended January 26, 2025 and January 28, 2024. In addition, at January 26, 2025, commitments to provide additional financing to these customers were not significant.

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

The components of securitization programs were as follows:

	January 26	October 27	January 28
	2025	2024	2024
Financing receivables securitized (retail notes)	$8,307	$8,770	$6,418
Allowance for credit losses	(50)	(47)	(18)
Other assets (primarily restricted cash)	182	187	140
Total restricted securitized assets	$8,439	$8,910	$6,540

Short-term securitization borrowings	$8,014	$8,431	$6,116
Accrued interest on borrowings	11	14	10
Total liabilities related to restricted securitized assets	$8,025	$8,445	$6,126

(10)  Inventories

A majority of inventories owned by us are valued at cost on the “last-in, first-out” (LIFO) basis. If all inventories valued on a LIFO basis had been valued on a “first-in, first-out” (FIFO) basis, the estimated inventories by major classification would have been as follows:

	January 26	October 27	January 28
	2025	2024	2024
Raw materials and supplies	$3,549	$3,486	$4,117
Work-in-process	1,046	930	1,223
Finished goods and parts	6,055	5,364	6,146
Total FIFO value	10,650	9,780	11,486
Excess of FIFO over LIFO	2,906	2,687	2,549
Inventories	$7,744	$7,093	$8,937

(11)  Goodwill and Other Intangible Assets – Net

The changes in amounts of goodwill by operating segments were as follows. There were no accumulated goodwill impairment losses.

	PPA	SAT	CF	Total
Goodwill at October 29, 2023	$702	$363	$2,835	$3,900
Translation adjustments	4	2	60	66
Goodwill at January 28, 2024	$706	$365	$2,895	$3,966

Goodwill at October 27, 2024	$701	$365	$2,893	$3,959
Translation adjustments	(11)	(4)	(72)	(87)
Goodwill at January 26, 2025	$690	$361	$2,821	$3,872

The components of other intangible assets were as follows:

	January 26	October 27	January 28
	2025	2024	2024
Customer lists and relationships	$490	$508	$509
Technology, patents, trademarks, and other	1,392	1,423	1,412
Total at cost	1,882	1,931	1,921
Less accumulated amortization:
Customer lists and relationships	(229)	(231)	(207)
Technology, patents, trademarks, and other	(716)	(701)	(602)
Total accumulated amortization	(945)	(932)	(809)
Other intangible assets – net	$937	$999	$1,112

The amortization of other intangible assets in the first quarter of 2025 and 2024 was $41 and $42, respectively. The estimated amortization expense for the next five years is as follows: remainder of 2025 – $102, 2026 – $125, 2027 – $118, 2028 – $85, 2029 – $73, and 2030 – $70.

(12)  Short-Term Borrowings

Short-term borrowings were as follows:

	January 26	October 27	January 28
	2025	2024	2024
Commercial paper	$2,699	$4,008	$8,378
Notes payable to banks	561	377	310
Finance lease obligations due within one year	34	33	27
Long-term borrowings due within one year	9,517	9,115	8,402
Short-term borrowings	$12,811	$13,533	$17,117

(13)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	January 26	October 27	January 28
	2025	2024	2024
Accounts payable:
Trade payables	$2,393	$2,698	$3,184
Dividends payable	443	405	413
Operating lease liabilities	274	270	293
Deposits withheld from dealers and merchants	136	152	153
Payables to unconsolidated affiliates	8	6	6
Other	207	204	183
Accrued expenses:
Employee benefits	786	1,925	1,107
Accrued taxes	1,111	1,509	1,364
Product warranties	1,360	1,426	1,589
Dealer sales discounts	246	996	243
Extended warranty premium	1,173	1,179	1,047
Derivative liabilities	750	582	744
Unearned revenue (contractual liability)	854	744	700
Unearned operating lease revenue	474	495	456
Accrued interest	487	455	502
Parts return liability	418	420	393
Other	1,042	1,077	984
Accounts payable and accrued expenses	$12,162	$14,543	$13,361

Amounts are presented net of eliminations, which primarily consist of dealer sales incentives with a right of set-off against trade receivables of $1,901 at January 26, 2025, $2,121 at October 27, 2024, and $2,410 at January 28, 2024. Other eliminations were made for accrued taxes and other accrued expenses.

(14)  Long-Term Borrowings

Long-term borrowings consisted of:

	January 26	October 27	January 28
	2025	2024	2024
Underwritten term debt
U.S. dollar notes and debentures:
2.75% notes due 2025			$700
6.55% debentures due 2028	$200	$200	200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
7.125% notes due 2031	300	300	300
5.45% notes due 2035	1,250
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
5.70% notes due 2055	750
Euro notes:
1.85% notes due 2028 (€600 principal)	625	650	651
2.20% notes due 2032 (€600 principal)	625	650	651
1.65% notes due 2039 (€650 principal)	677	704	705
Serial issuances:
Medium-term notes	34,974	36,566	31,001
Other notes and finance lease obligations	272	265	1,810
Less debt issuance costs and debt discounts	(167)	(156)	(135)
Long-term borrowings	$43,556	$43,229	$39,933

Medium-term notes due through 2034 are primarily offered by prospectus and issued at fixed and variable rates. The principal balances of the medium-term notes were $35,770, $37,141, and $31,808 at January 26, 2025, October 27, 2024, and January 28, 2024, respectively. All outstanding notes and debentures are senior unsecured borrowings and rank equally with each other.

(15)  Leases – Lessor

We lease equipment manufactured or sold by us through John Deere Financial. Sales-type and direct financing leases are reported in “Financing receivables – net.” Operating leases are reported in “Equipment on operating leases – net.”

Lease revenues earned by us follow:

	Three Months Ended
	January 26	January 28
	2025	2024
Sales-type and direct finance lease revenues	$47	$47
Operating lease revenues	362	339
Variable lease revenues	4	4
Total lease revenues	$413	$390

(16)  Commitments and Contingencies

A standard warranty is provided as assurance that the equipment will function as intended. The standard warranty period varies by product and region. At the time a sale is recognized, we record an estimate of future warranty costs based on historical claims rate experience and estimated population under warranty.

The reconciliation of the changes in the warranty liability follows:

	Three Months Ended
	January 26	January 28
	2025	2024
Beginning of period balance	$1,426	$1,610
Warranty claims paid	(310)	(309)
New product warranty accruals	256	281
Foreign exchange	(12)	7
End of period balance	$1,360	$1,589

The costs for extended warranty programs are recognized as incurred.

In certain international markets, we provide guarantees to banks for the retail financing of John Deere equipment. As of January 26, 2025, the notional value of these guarantees was $128. We may repossess the equipment collateralizing the receivables. At January 26, 2025, the accrued losses under these guarantees were not material.

We also had other miscellaneous contingent liabilities totaling approximately $115 at January 26, 2025. The accrued liability for these contingencies was $25 at January 26, 2025.

At January 26, 2025, we had commitments of approximately $490 for the construction and acquisition of property and equipment. Also at January 26, 2025, we had restricted assets of $259, classified as “Other assets.”

We are subject to various unresolved legal actions. The accrued losses on these matters were not material at January 26, 2025. We believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our consolidated financial statements. The most prevalent legal claims relate to product liability (including asbestos-related liability), employment, patent, trademark, and antitrust matters (including class action litigation).

(17)  Fair Value Measurements

The fair values of financial instruments that do not approximate the carrying values were as follows. Long-term borrowings exclude finance lease liabilities.

	January 26, 2025		October 27, 2024		January 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net	$41,396	$41,311	$44,309	$44,336	$43,708	$43,236
Financing receivables securitized – net	8,257	8,174	8,723	8,654	6,400	6,225
Short-term securitization borrowings	8,014	8,036	8,431	8,453	6,116	6,104
Long-term borrowings due within one year	9,517	9,468	9,115	9,079	8,402	8,283
Long-term borrowings	43,483	43,172	43,157	42,804	39,878	39,321

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

	January 26	October 27	January 28
	2025	2024	2024
Level 1:
Marketable securities
International equity securities			$5
International mutual funds securities			57
U.S. equity fund			105
U.S. fixed income fund			34
U.S. government debt securities	$301	$239	274
Total Level 1 marketable securities	301	239	475

Level 2:
Marketable securities
Corporate debt securities	419	423	220
International debt securities	132	143	87
Mortgage-backed securities	174	165	161
Municipal debt securities	80	74	69
U.S. government debt securities	108	110	124
Total Level 2 marketable securities	913	915	661
Other assets – Derivatives	216	357	253
Accounts payable and accrued expenses – Derivatives	750	582	744

Level 3:
Accounts payable and accrued expenses – Deferred consideration	138	147	176

The mortgage-backed securities are primarily issued by U.S. government sponsored enterprises.

The contractual maturities of available-for-sale debt securities at January 26, 2025 follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$41	$32
Due after one through five years	354	341
Due after five through 10 years	531	498
Due after 10 years	200	169
Mortgage-backed securities	205	174
Debt securities	$1,331	$1,214

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Mortgage-backed securities contain prepayment provisions and are not categorized by contractual maturity.

Fair value, nonrecurring Level 3 measurements from impairments and other adjustments were as follows:

	Fair Value			(Gains) Losses
				Three Months Ended
	January 26	October 27	January 28	January 26	January 28
	2025	2024	2024	2025*	2024
Other assets		$23
Assets held for sale	$2,929	2,944		$(32)

*    The gain on “Assets held for sale” in the first quarter of 2025 represents a reversal of prior period valuation allowance loss, not in excess of cumulative valuation allowance recorded on “Assets held for sale.”

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

Deferred consideration – The total purchase price consideration for three former Deere-Hitachi joint venture factories acquired in 2022 included supply agreement price increases beyond inflation adjustments. This deferred consideration will be paid as we purchase Deere-branded excavators, components, and service parts from Hitachi under the agreement with a duration that ranges from 5 to 30 years. The deferred consideration balance is reduced as purchases are made and valued on a discounted cash flow approach using market rates.

Other assets (Investment in unconsolidated affiliates) – Other than temporary impairments of investments are measured as the difference between the implied fair value and the carrying value of the investments. The estimated fair value for privately held entities is determined by an income approach (discounted cash flows), which includes inputs such as interest rates and margins.

Assets held for sale – The disposal group was measured at the lower of the carrying amount or fair value less cost to sell. Fair value was based on the probable sale price. The inputs included estimates of the final sale price (see Note 20).

(18)  Derivative Instruments

Fair values of our derivative instruments and the associated notional amounts were as follows. Assets are recorded in “Other assets,” while liabilities are recorded in “Accounts payable and accrued expenses.”

	January 26, 2025			October 27, 2024			January 28, 2024
		Fair Value			Fair Value			Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Cash flow hedges:
Interest rate contracts	$3,275	$1	$31	$2,875	$3	$20	$2,200	$27	$4

Fair value hedges:
Interest rate contracts	15,256	32	602	15,864	115	467	12,633	58	592
Cross-currency interest rate contracts	975		2	975	31

Not designated as hedging instruments:
Interest rate contracts	13,082	88	72	12,518	97	75	14,200	129	82
Foreign exchange contracts	7,408	81	43	7,533	95	20	7,856	39	53
Cross-currency interest rate contracts	164	14		158	16		189		13

The amounts recorded in the consolidated balance sheets related to borrowings designated in fair value hedging relationships were as follows. Fair value hedging adjustments are included in the carrying amount of the hedged item.

	Active Hedging Relationships		Discontinued Hedging Relationships
	Carrying Amount	Cumulative Fair Value	Carrying Amount of	Cumulative Fair Value
	of Hedged Item	Hedging Amount	Formerly Hedged Item	Hedging Amount
January 26, 2025
Short-term borrowings			$2,110	$(14)
Long-term borrowings	$15,515	$(617)	8,923	(179)

October 27, 2024
Short-term borrowings	$287	$(1)	$1,782	$7
Long-term borrowings	16,125	(347)	8,626	(228)

January 28, 2024
Short-term borrowings	$288	$(9)	$1,960	$10
Long-term borrowings	11,745	(537)	7,711	(270)

The classification and gains (losses) including accrued interest expense related to derivative instruments on the statements of consolidated income consisted of the following:

	Three Months Ended
	January 26	January 28
	2025	2024
Fair value hedges:
Interest rate contracts – Interest expense	$(343)	$344

Cash flow hedges:
Recognized in OCI:
Interest rate contracts – OCI (pretax)	$7	$(8)
Reclassified from OCI:
Interest rate contracts – Interest expense	8	11

Not designated as hedges:
Interest rate contracts – Interest expense	$(4)	$(9)
Foreign exchange contracts – Net sales	(7)	5
Foreign exchange contracts – Cost of sales	35	(30)
Foreign exchange contracts – Other operating expenses	208	(181)
Total not designated	$232	$(215)

Certain of our derivative agreements contain credit support provisions that may require us to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at January 26, 2025, October 27, 2024, and January 28, 2024 was $707, $562, and $691, respectively. In accordance with the limits established in these agreements, we posted $436, $245, and $368 of cash collateral at January 26, 2025, October 27, 2024, and January 28, 2024, respectively. In addition, we paid $8 of collateral that was outstanding at January 26, 2025, October 27, 2024, and January 28, 2024 to participate in an international futures market to hedge currency exposure, not included in the following table.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and collateral follows:

	Gross Amounts	Netting
	Recognized	Arrangements	Collateral	Net Amount
January 26, 2025
Assets	$216	$(62)		$154
Liabilities	750	(62)	$(437)	251

October 27, 2024
Assets	$357	$(142)		$215
Liabilities	582	(142)	$(246)	194

January 28, 2024
Assets	$253	$(112)	$(19)	$122
Liabilities	744	(112)	(368)	264

(19)  Share-Based Awards

We are authorized to grant shares for equity incentive awards. The outstanding shares authorized were 13.7 million at January 26, 2025. In December 2024, we granted stock options to employees for the purchase of 168 thousand shares of common stock at an exercise price of $448.03 per share and a binomial lattice model fair value of $116.27 per share at the grant date. At January 26, 2025, options for 1.4 million shares were outstanding with a weighted-average exercise price of $291.97 per share.

During the three months ended January 26, 2025, the restricted stock units (RSUs) granted in thousands of shares and the weighted-average grant date fair values, using the closing price of our common stock on the grant date, in dollars follow:

		Grant-Date
	Shares	Fair Value (per share)
Service-based	300	$447.84
Performance/service-based	39	429.77
Market/service-based (fair value determined using a Monte Carlo model)	39	591.13

(20)  Special Items

Discrete Tax Items

In the first quarter of 2025, we recorded favorable net discrete tax items primarily due to tax benefits of $110 related to the realization of foreign net operating losses from the consolidation of certain subsidiaries and $53 from an adjustment to an uncertain tax position of a foreign subsidiary.

Banco John Deere S.A.

In 2024, we entered into a joint venture agreement with a Brazilian bank, Banco Bradesco S.A. (Bradesco), for Bradesco to invest and become 50% owner of our wholly-owned subsidiary in Brazil, Banco John Deere S.A. (BJD). BJD is included in our financial services segment and finances retail and wholesale loans for agricultural, construction, and forestry equipment. The transaction is intended to reduce our incremental risk as we continue to grow in the Brazilian market. In February 2025, Bradesco contributed capital equal to our equity investment in BJD. We retained a 50% equity interest in BJD and will report the results of the joint venture as an equity investment in unconsolidated affiliates.

The BJD business was reclassified as held for sale in 2024. At January 26, 2025, the valuation allowance on “Assets held for sale” decreased to $65, resulting in a pretax and after-tax gain (reversal of previous losses) of $32 recorded in “Selling, administrative and general expenses” in the three months ended January 26, 2025 and presented in “Impairments and other adjustments” in the statements of consolidated cash flows.

The major classes of the total consolidated assets and liabilities of BJD that were classified as held for sale and liabilities of BJD to other intercompany parties were as follows:

January 26, 2025
Cash and cash equivalents	$115
Trade accounts and notes receivable – net	105
Financing receivables – net	2,719
Deferred income taxes	34
Other miscellaneous assets*	21
Valuation allowance	(65)
Assets held for sale	$2,929

Short-term borrowings	$487
Accounts payable and accrued expenses	124
Long-term borrowings	1,218
Retirement benefits and other liabilities	1
Liabilities held for sale	$1,830

Total intercompany payables	$627

*    Includes $1 restricted cash balance.

(21)  Subsequent Events

In February 2025, we completed the transaction with Bradesco (see Note 20) for the sale of 50% ownership in BJD. Bradesco contributed capital equal to our equity investment in BJD. We retained a 50% equity interest in BJD and will report the results of the joint venture as an equity investment in unconsolidated affiliates.

On February 26, 2025, a quarterly dividend of $1.62 per share was declared at the Board of Directors meeting, payable on May 8, 2025, to stockholders of record on March 31, 2025.

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

Trends and Economic Conditions

Industry Sales Outlook for Fiscal Year 2025

Agriculture and Turf

Construction and Forestry

Company Trends

Customers seek to improve profitability, productivity, and sustainability through integrating technology into their operations. Deeper integration of technology into equipment is a persistent market trend. These technologies are incorporated into products within each of our operating segments. We expect this trend to persist for the foreseeable future. Our Smart Industrial Operating Model and Leap Ambitions are intended to capitalize on this market trend. Engaged acres are an indicator we use to understand customer utilization of our technology. We are investing in a Solutions as a Service business model to increase technology adoption and utilization by our customers. Solutions as a Service products did not represent a significant percentage of our revenues.

Company Outlook for 2025

Sales volumes are expected to decline in 2025 compared to 2024 due to reduced demand. We are uncertain of the impact potential import tariffs by the U.S. and retaliatory actions taken by other countries could have on our outlook due to the rapidly evolving environment.

Agriculture and Turf Outlook for 2025

●	Demand in the U.S. and Canada is expected to decline due to market uncertainty, high interest rates, and elevated used inventory levels, partially offset by the impact of U.S. government subsidies on farm incomes.
●	We expect small agricultural equipment sales to be down from 2024 levels in the U.S. and Canada. Strong profitability is anticipated to continue in the dairy and livestock segment as dairy and livestock prices remain elevated; however, this is projected to be more than offset by restrained demand in the turf and compact utility tractor markets amid high interest rates.
●	In Europe, the industry is forecasted to be down as farm fundamentals in the region have stabilized at reduced levels as commodity prices have steadied and stronger dairy margins are expected to partially offset continued market uncertainty. Better wheat prices and lower input costs are expected to support increased farm incomes.
●	Demand in South America is expected to be flat. In Brazil, improving local commodity prices due to the appreciation of the U.S. dollar against the Brazilian real coupled with strong regional yields and decreasing input costs will offer profitability tailwinds to farmers. Argentina industry sales are forecasted to improve amidst currency stabilization and export tax reductions despite some recent dry weather conditions.
●	Industry sales in Asia are forecasted to be down slightly.

Construction and Forestry Outlook for 2025

●	Construction equipment industry sales are forecasted to be down in the U.S. and Canada from 2024 levels. The decline is due to further slowdowns in multi-family housing developments and the commercial real estate market and low levels of earthmoving rental purchases, partially offset by high levels of U.S. government infrastructure spending and projected growth in single family housing starts. High interest rates are also expected to further pressure equipment sales as market uncertainty persists.
●	Global forestry markets are expected to be flat to down as global markets remain challenged.
●	Global roadbuilding markets are forecasted to be generally flat with strong market demand.

Financial Services Outlook for 2025

Net Income	Up
+ Prior and current period special items	Favorable
+ Provision for credit losses	Favorable
(-) Financing spreads	Unfavorable

Additional Trends

Agricultural Market Business Cycle. The agricultural market is affected by various factors including commodity prices, acreage planted, crop yields, government policies, and uncertainty in macroeconomic trends. These factors affect farmers’ income and sentiment which may result in lower demand for equipment. In 2025, we expect to continue experiencing the following effects due to unfavorable market conditions: lower sales volumes, higher sales incentives, and elevated receivable write-offs and expected credit losses.

Interest Rates. While interest rates in the U.S. began to decrease in the fourth quarter of 2024, they remain elevated. Higher rates impact us in several ways, primarily affecting the demand for our products and financing spreads for the financial services operations. The markets for our agriculture, turf, and construction products are negatively impacted by elevated interest rates and their effect on borrowing costs for our customers.

Foreign Exchange Rates. During the first quarter of 2025, the U.S. dollar strengthened against the primary currencies in which we conduct business overseas. A stronger U.S. dollar is expected to have an unfavorable impact on our fiscal year 2025 financial results. We utilize foreign currency derivatives that are not designated to mitigate the impact of currency fluctuations on our cash flow, which resulted in favorable foreign exchange gains for the quarter. These derivatives are limited in duration, leaving us exposed to the long-term impact of currency fluctuations on income.

Changes in the agricultural market business cycle, interest rates, and foreign exchange rates are driven by factors outside of our control, and as a result we cannot reasonably foresee when these conditions will fully subside.

Legal Proceeding – On January 15, 2025, the Federal Trade Commission (FTC), along with the Attorneys General of the States of Illinois and Minnesota filed a lawsuit against us in the United States District Court for the Northern District of Illinois Western Division. The Attorneys General of the States of Arizona, Michigan, and Wisconsin have since joined the lawsuit. The lawsuit alleges monopolization and unfair competition in violation of federal and state antitrust laws. Plaintiffs seek a permanent injunction and other equitable relief to allow owners of our equipment, as well as independent repair providers, access to our repair tools and any other repair resources available to authorized John Deere dealers. At this stage, we are unable to estimate the potential impact on our business.

Other Items of Concern and Uncertainties – Other items that could impact our results are:

●	global and regional political conditions, including the ongoing war between Russia and Ukraine and the conflicts in the Middle East
●	shifts in energy, economic, tax, trade policies, and positions on government subsidies of farming
●	new or retaliatory tariffs
●	capital market disruptions
●	foreign currency and capital control policies
●	right to repair regulations and legislation
●	weather conditions
●	marketplace adoption and monetization of technologies we have invested in
●	our ability to strengthen our digital capabilities, automation, autonomy, and alternative power technologies
●	changes in demand and pricing for new and used equipment
●	delays or disruptions in our supply chain
●	significant fluctuations in foreign currency exchange rates
●	volatility in the prices of many commodities
●	slower economic growth

consolidated results – 2025 Compared with 2024

	Three Months Ended
Deere & Company	January 26	January 28
(In millions of dollars, except per share amounts)	2025	2024
Net sales and revenues	$8,508	$12,185
Net income attributable to Deere & Company	869	1,751
Diluted earnings per share	3.19	6.23

Net sales and revenues decreased for the quarter primarily due to lower sales volumes. Net income and diluted EPS decreased driven by lower sales. The discussion of net sales and operating profit is included in the Business Segment Results below. Net income was impacted by special items. See Note 20 for additional details.

An explanation of the cost of sales to net sales ratio and other significant statement of consolidated income changes follows:

	Three Months Ended
	January 26	January 28
Deere & Company	2025	2024	% Change
Cost of sales to net sales	74.0%	68.7%
(-) Overhead costs			Unfavorable
(+) Material costs			Favorable
Increased mostly due to higher overhead costs from reduced volumes resulting in production inefficiencies, partially offset by lower material costs.

Other income	$246	$339	-27
Lower due to reduced international mutual funds investment income and lower service revenues and miscellaneous income.

Research and development expenses	526	533	-1
Largely unchanged due to continued focus on developing and deploying technology solutions.

Selling, administrative and general expenses	972	1,066	-9

Decreased mostly due to lower employee profit-sharing incentives and the favorable impact of reduced valuation allowance on "Assets held for sale" of Banco John Deere S.A. (see Note 20), partially offset by a higher provision for credit losses.

Interest expense	829	802	+3
Increased primarily due to higher average borrowing rates and higher average borrowings.

Other operating expenses	249	369	-33
Decreased due to current period foreign exchange gains and prior period foreign exchange losses.

Provision for income taxes	27	469	-94
Decreased as a result of lower pretax income and the favorable impact of discrete tax adjustments (see Note 20).

Business Segment Results – 2025 compared with 2024

	Three Months Ended
	January 26	January 28
Production and Precision Agriculture	2025	2024	% Change
Net sales	$3,067	$4,849	-37
Operating profit	338	1,045	-68
Operating margin	11.0%	21.6%
Price realization			+1
Currency translation impact on Net sales			-3

Production and precision agriculture sales decreased for the quarter as a result of lower shipment volumes (primarily in the U.S., Canada, and Europe) driven by overall market uncertainty. Operating profit decreased primarily due to lower shipment volumes, partially offset by lower selling, administrative and general expenses and research and development expenses driven by a decrease in employee profit-sharing incentives, decreased production costs from lower material costs, and price realization.

Production & Precision Agriculture Operating Profit

First Quarter 2025 Compared to First Quarter 2024

	Three Months Ended
	January 26	January 28
Small Agriculture and Turf	2025	2024	% Change
Net sales	$1,748	$2,425	-28
Operating profit	124	326	-62
Operating margin	7.1%	13.4%
Price realization			+1
Currency translation impact on Net sales			-1

Small agriculture and turf sales decreased for the quarter due to lower shipment volumes (primarily in the U.S., Canada, and Europe) driven mainly by market uncertainty and high interest rates. Operating profit decreased primarily as a result of lower shipment volumes partially offset by lower production costs, driven by a decrease in material costs and employee profit-sharing incentives.

Small Agriculture & Turf Operating Profit

First Quarter 2025 Compared to First Quarter 2024

	Three Months Ended
	January 26	January 28
Construction and Forestry	2025	2024	% Change
Net sales	$1,994	$3,212	-38
Operating profit	65	566	-89
Operating margin	3.3%	17.6%
Price realization			-1
Currency translation impact on Net sales			-1

Construction and forestry sales were lower for the quarter due to decreased U.S. shipment volumes, driven by planned underproduction efforts to reduce field inventory and competitive pressures. Operating profit decreased primarily due to lower shipment volumes, unfavorable price realization, and higher selling, administrative and general expenses in part due to marketing events.

Construction & Forestry Operating Profit

First Quarter 2025 Compared to First Quarter 2024

	Three Months Ended
	January 26	January 28
Financial Services	2025	2024	% Change
Revenue (including intercompany)	$1,573	$1,552	+1
Interest expense	766	762	+1
Net income	230	207	+11

The average balance of receivables and leases financed was 3% lower in the first three months of 2025, compared with the same period last year, primarily due to the reclassification of the assets of Banco John Deere S.A. (BJD) to “Assets held for sale” (see Note 20). Excluding the impact of this reclassification, revenue increased due to higher average portfolio balances and financing rates. Net income for the quarter was affected by the decreased valuation allowance on BJD “Assets held for sale” (see Note 20). Excluding the impact of this special item, net income decreased due to a higher provision for credit losses, partially offset by lower selling, administrative and general expenses.

Critical Accounting Estimates

See our critical accounting estimates discussed in the Management’s Discussion and Analysis of the most recently filed Annual Report on Form 10-K. There have been no material changes to these policies.

CAPITAL RESOURCES AND LIQUIDITY – 2025 compared with 2024

We have access to global markets at a reasonable cost. Sources of liquidity include:

●	cash, cash equivalents, and marketable securities on hand
●	funds from operations
●	the issuance of commercial paper and term debt
●	the securitization of retail notes
●	bank lines of credit

We closely monitor our cash requirements. Based on the available sources of liquidity, we expect to meet our funding needs in the short term (next 12 months) and long term (beyond 12 months). We are forecasting lower operating cash flows from equipment operations in 2025 compared with 2024 driven by a decrease in net income adjusted for non-cash provisions and a lower reduction in inventories in 2025 compared with prior period.

We operate in multiple industries, which have unique funding requirements. The equipment operations are capital intensive. Historically, these operations have been subject to seasonal variations in financing requirements for inventories and receivables from dealers.

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios. BJD assets and liabilities were reclassified to held for sale in the third quarter of 2024 and maintain that classification in the first quarter of 2025 (see Note 20); they are not included within balances at year-end 2024 or at the end of the first quarter of 2025.

Key metrics are provided in the following table:

	January 26	October 27	January 28
	2025	2024	2024
Cash, cash equivalents, and marketable securities	$7,815	$8,478	$6,273

Trade accounts and notes receivable – net	4,931	5,326	7,795
Ratio to prior 12 month’s net sales	12%	12%	14%

Inventories	7,744	7,093	8,937
Ratio to prior 12 month’s cost of sales	27%	23%	24%

Unused credit lines	7,793	6,474	1,577

Financial Services:
Ratio of interest-bearing debt to stockholder’s equity	7.6 to 1	8.1 to 1	8.3 to 1

The increase in unused credit lines at January 26, 2025 compared to October 27, 2024 relates to a decrease in commercial paper outstanding.

There have been no material changes to the contractual obligations and other cash requirements identified in our most recently filed Annual Report on Form 10-K.

Cash Flows

	Three Months Ended
	January 26	January 28
	2025	2024
Net cash used for operating activities	$(1,132)	$(908)
Net cash provided by investing activities	1,416	1,217
Net cash used for financing activities	(923)	(2,645)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(87)	16
Net decrease in cash, cash equivalents, and restricted cash	$(726)	$(2,320)

Cash outflows from consolidated operating activities in the first three months of 2025 were $1,132. This resulted mainly from the payout of employee profit-sharing incentives, an increase in inventories, and a reduction in dealer sales incentive accruals, partially offset by net income adjusted for non-cash provisions. Cash inflows from investing activities were $1,416 in the first three months of this year. The primary drivers were collections of receivables

(excluding receivables related to sales) exceeding the cost of receivables acquired, partially offset by purchases of property and equipment and a change in collateral on derivatives – net. Cash outflows from financing activities were $923 in the first three months of 2025 due to repurchases of common stock, dividends paid, and lower borrowings. Cash returned to shareholders was $844 in the first three months of 2025. Cash, cash equivalents, and restricted cash decreased $726 during the first three months of this year.

Key Metrics and Balance Sheet Changes

Trade Accounts and Notes Receivable. Trade accounts and notes receivable arise from sales of goods to customers. Trade receivables decreased $395 during the first three months of 2025, and decreased $2,864 compared to a year ago, both due to lower sales. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 6% at January 26, 2025, 6% at October 27, 2024, and 1% at January 28, 2024.

Financing Receivables and Equipment on Operating Leases. Financing receivables and equipment on operating leases consist of retail notes originated in connection with financing of new and used equipment, operating leases, revolving charge accounts, sales-type and direct financing leases, and wholesale notes. Financing receivables and equipment on operating leases decreased $3,673 during the first quarter of 2025, primarily due to seasonal payments and lower retail customer receivables and dealer inventories, and decreased $49 in the past 12 months due to reclassification of BJD financing receivables as “Assets held for sale.” Excluding this, financing receivables increased $2,622 due to increased dealer inventories and retail customer receivables. Total acquisition volumes of financing receivables and equipment on operating leases were 22% lower in the first three months of 2025, compared with the same period last year, as volumes of wholesale notes, retail notes, and operating leases were lower, while revolving charge accounts were higher compared to the same period last year.

Inventories. Inventories increased by $651 during the first three months, primarily due to a seasonal increase. Inventories decreased $1,193 compared to a year ago due to lower forecasted demand and inventory management efforts. A majority of these inventories are valued on the last-in, first-out (LIFO) method.

Property and Equipment. Property and equipment cash expenditures in the first three months of 2025 were $352, compared with $362 in the same period last year. Capital expenditures in 2025 are estimated to be approximately $1,600.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $2,381 in the first three months of 2025, primarily due to a decrease in accrued expenses associated with employee benefits, dealer sales discounts, and taxes. Accounts payable and accrued expenses decreased $1,199 compared to a year ago, due to a decrease in accounts payable associated with trade payables and a decrease in accrued expenses associated with employee benefits.

Borrowings. Total external borrowings decreased by $812 in the first three months of 2025 and increased $1,215 compared to a year ago, generally corresponding with the level of the receivable and lease portfolio, as well as other working capital requirements.

John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 9). The facility was renewed in November 2024 with an expiration in November 2025 and with an increase in the total capacity or “financing limit” from $2,000 to $2,500. At January 26, 2025, $1,917 of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.

In the first three months of 2025, the financial services operations issued $725 and retired $1,145 of retail note securitization borrowings, which are presented in “Net proceeds (payments) in total short-term borrowings (original maturities three months or less).”

Lines of Credit. We also have access to bank lines of credit with various banks throughout the world.

Worldwide lines of credit totaled $11,061 at January 26, 2025, consisting primarily of:

●	a 364-day credit facility agreement of $5,000 expiring in the second quarter of 2025
●	a credit facility agreement of $2,750 expiring in the second quarter of 2028
●	a credit facility agreement of $2,750 expiring in the second quarter of 2029

At January 26, 2025, $7,793 of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings were considered to constitute utilization. These credit agreements require Capital Corporation and other parts of our business to maintain certain performance metrics and liquidity targets. All requirements in the credit agreements have been met during the periods included in the financial statements.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including in the sections entitled “Overview” and “Condensed Notes to Interim Consolidated Financial Statements” relating to future events, expectations, and trends constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 and involve factors that are subject to change, assumptions, risks, and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect all lines of our operations generally while others could more heavily affect a particular line of business.

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	the agricultural business cycle, which can be unpredictable and is affected by factors such as world grain stocks, harvest yields, available farm acres, acreage planted, soil conditions, prices for commodities and livestock, input costs, availability of transport for crops as well as adverse macroeconomic conditions, including unemployment, inflation, interest rate volatility, changes in consumer practices due to slower economic growth, ability to export commodities, and regional or global liquidity constraints;
●	government policies and actions in respect to global trade, tariffs and trade agreements, and energy, and the uncertainty of our ability to sell products domestically or internationally, continue production at certain international facilities, procure raw materials and components, accurately forecast demand and inventory, manage increased costs of production, absorb or pass on increased pricing, predict financial results, and remain competitive based on these actions and policies;
●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for our products and solutions;
●	our ability to adapt in highly competitive markets, including understanding and meeting customers’ changing expectations for products and solutions, including delivery and utilization of precision technology;
●	housing starts and supply, real estate and housing prices, levels of public and non-residential construction, and infrastructure investment;
●	political, economic, and social instability of the geographies in which we operate, including the ongoing war between Russia and Ukraine and the conflicts in the Middle East;
●	worldwide demand for food and different forms of renewable energy impacting the price of farm commodities and consequently the demand for our equipment;
●	investigations, claims, lawsuits, or other legal proceedings, including the recent lawsuit filed by the FTC and the Attorneys General of the States of Arizona, Illinois, Michigan, Minnesota, and Wisconsin alleging that we unlawfully withheld self-repair capabilities from farmers and independent repair providers;
●	changes in climate patterns, unfavorable weather events, and natural disasters, including potential consequences from the recent California wildfires;
●	availability and price of raw materials, components, and whole goods;
●	delays or disruptions in our supply chain;
●	suppliers’ and manufacturers’ business practices and compliance with applicable laws such as human rights, safety, environmental, and fair wages;
●	loss of or challenges to intellectual property rights;
●	rationalization, restructuring, relocation, expansion, and/or reconfiguration of manufacturing and warehouse facilities;
●	the ability to execute business strategies, including our Smart Industrial Operating Model and Leap Ambitions;

●	accurately forecasting customer demand for products and services and adequately managing inventory;
●	dealer practices and their ability to manage inventory and distribution of our products and to provide support and service for precision technology solutions;
●	the ability to realize anticipated benefits of acquisitions and joint ventures, including challenges with successfully integrating operations and internal control processes;
●	negative claims or publicity that damage our reputation or brand;
●	the ability to attract, develop, engage, and retain qualified employees;
●	the impact of workforce reductions on company culture, employee retention and morale, and institutional knowledge;
●	labor relations and contracts, including work stoppages and other disruptions;
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to our information technology infrastructure and products;
●	leveraging artificial intelligence and machine learning within our business processes;
●	changes to governmental communications channels (radio frequency technology);
●	changes to existing laws and regulations, including the implementation of new, more stringent laws, as well as compliance with a variety of U.S., foreign, and international laws, regulations, and policies relating to, but not limited to the following: advertising, anti-bribery and anti-corruption, anti-money laundering, antitrust, consumer finance, cybersecurity, data privacy, encryption, environmental (including climate change and engine emissions), farming, health, and safety, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, human rights, import / export and trade, tariffs, labor and employment, product liability, telematics, and telecommunications;
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy; and
●	warranty claims, post-sales repairs or recalls, product liability litigation, and regulatory investigations as a result of the deficient operation of our products.

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENTS OF INCOME
For the Three Months Ended January 26, 2025 and January 28, 2024
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2025	2024	2025	2024	2025	2024	2025	2024
Net Sales and Revenues
Net sales	$6,809	$10,486					$6,809	$10,486
Finance and interest income	110	157	$1,455	$1,433	$(112)	$(230)	1,453	1,360	[1]
Other income	202	289	118	119	(74)	(69)	246	339	[2,3,4]
Total	7,121	10,932	1,573	1,552	(186)	(299)	8,508	12,185

Costs and Expenses
Cost of sales	5,045	7,207			(8)	(7)	5,037	7,200	[4]
Research and development expenses	526	533					526	533
Selling, administrative and general expenses	800	876	174	192	(2)	(2)	972	1,066	[4]
Interest expense	84	108	766	762	(21)	(68)	829	802	[1]
Interest compensation to Financial Services	91	162			(91)	(162)			[1]
Other operating expenses	(51)	90	364	339	(64)	(60)	249	369	[3,4,5]
Total	6,495	8,976	1,304	1,293	(186)	(299)	7,613	9,970

Income before Income Taxes	626	1,956	269	259			895	2,215
Provision (credit) for income taxes	(13)	416	40	53			27	469

Income after Income Taxes	639	1,540	229	206			868	1,746
Equity in income (loss) of unconsolidated affiliates	(2)	1	1	1			(1)	2

Net Income	637	1,541	230	207			867	1,748
Less: Net loss attributable to noncontrolling interests	(2)	(3)					(2)	(3)
Net Income Attributable to Deere & Company	$639	$1,544	$230	$207			$869	$1,751

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEETS
Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	Jan 26	Oct 27	Jan 28	Jan 26	Oct 27	Jan 28	Jan 26	Oct 27	Jan 28	Jan 26	Oct 27	Jan 28
	2025	2024	2024	2025	2024	2024	2025	2024	2024	2025	2024	2024
Assets
Cash and cash equivalents	$4,840	$5,615	$3,467	$1,761	$1,709	$1,670				$6,601	$7,324	$5,137
Marketable securities	114	125	147	1,100	1,029	989				1,214	1,154	1,136
Receivables from Financial Services	1,826	3,043	4,296				$(1,826)	$(3,043)	$(4,296)				[6]
Trade accounts and notes receivable – net	1,053	1,257	1,093	5,812	6,225	9,167	(1,934)	(2,156)	(2,465)	4,931	5,326	7,795	[7]
Financing receivables – net	78	78	72	41,318	44,231	43,636				41,396	44,309	43,708
Financing receivables securitized – net	2	2		8,255	8,721	6,400				8,257	8,723	6,400
Other receivables	2,367	2,193	1,515	654	427	559	(42)	(75)	(57)	2,979	2,545	2,017	[7]
Equipment on operating leases – net				7,157	7,451	6,751				7,157	7,451	6,751
Inventories	7,744	7,093	8,937							7,744	7,093	8,937
Property and equipment – net	7,392	7,546	6,879	33	34	35				7,425	7,580	6,914
Goodwill	3,872	3,959	3,966							3,872	3,959	3,966
Other intangible assets – net	937	999	1,112							937	999	1,112
Retirement benefits	2,933	2,839	3,013	86	83	75	(1)	(1)	(1)	3,018	2,921	3,087	[8]
Deferred income taxes	2,247	2,262	2,133	42	43	72	(437)	(219)	(372)	1,852	2,086	1,833	[9]
Other assets	2,295	2,194	2,058	539	715	546	(27)	(3)	(26)	2,807	2,906	2,578
Assets held for sale				2,929	2,944					2,929	2,944
Total Assets	$37,700	$39,205	$38,688	$69,686	$73,612	$69,900	$(4,267)	$(5,497)	$(7,217)	$103,119	$107,320	$101,371

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$1,101	$911	$1,203	$11,710	$12,622	$15,914				$12,811	$13,533	$17,117
Short-term securitization borrowings	1	2		8,013	8,429	6,116				8,014	8,431	6,116
Payables to Equipment Operations				1,826	3,043	4,296	$(1,826)	$(3,043)	$(4,296)				[6]
Accounts payable and accrued expenses	10,869	13,534	12,677	3,296	3,243	3,232	(2,003)	(2,234)	(2,548)	12,162	14,543	13,361	[7]
Deferred income taxes	405	434	478	480	263	444	(437)	(219)	(372)	448	478	550	[9]
Long-term borrowings	8,507	6,603	7,270	35,049	36,626	32,663				43,556	43,229	39,933
Retirement benefits and other liabilities	1,668	2,250	2,006	67	105	110	(1)	(1)	(1)	1,734	2,354	2,115	[8]
Liabilities held for sale				1,830	1,827					1,830	1,827
Total liabilities	22,551	23,734	23,634	62,271	66,158	62,775	(4,267)	(5,497)	(7,217)	80,555	84,395	79,192

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	78	82	100							78	82	100

Stockholders’ Equity
Total Deere & Company stockholders’ equity	22,479	22,836	22,075	7,415	7,454	7,125	(7,415)	(7,454)	(7,125)	22,479	22,836	22,075	[10]
Noncontrolling interests	7	7	4							7	7	4
Financial Services’ equity	(7,415)	(7,454)	(7,125)				7,415	7,454	7,125				[10]
Adjusted total stockholders’ equity	15,071	15,389	14,954	7,415	7,454	7,125				22,486	22,843	22,079
Total Liabilities and Stockholders’ Equity	$37,700	$39,205	$38,688	$69,686	$73,612	$69,900	$(4,267)	$(5,497)	$(7,217)	$103,119	$107,320	$101,371

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF CASH FLOWS
For the Three Months Ended January 26, 2025 and January 28, 2024
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2025	2024	2025	2024	2025	2024	2025	2024
Cash Flows from Operating Activities
Net income	$637	$1,541	$230	$207			$867	$1,748
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision (credit) for credit losses	3	(2)	66	33			69	31
Provision for depreciation and amortization	319	302	265	254	$(35)	$(36)	549	520	[11]
Impairments and other adjustments			(32)				(32)
Share-based compensation expense					28	46	28	46	[12]
Distributed earnings of Financial Services	162	233			(162)	(233)			[13]
Provision (credit) for deferred income taxes	(17)	48	225	(21)			208	27
Changes in assets and liabilities:
Receivables related to sales	140	209			923	(486)	1,063	(277)	[14,16]
Inventories	(784)	(687)			(11)	(36)	(795)	(723)	[15]
Accounts payable and accrued expenses	(2,073)	(2,155)	6	25	222	(197)	(1,845)	(2,327)	[16]
Accrued income taxes payable/receivable	(479)	165	(61)	18			(540)	183
Retirement benefits	(647)	(127)	(41)	(2)			(688)	(129)
Other	(136)	(46)	117	61	3	(22)	(16)	(7)	[11,12,15]
Net cash provided by (used for) operating activities	(2,875)	(519)	775	575	968	(964)	(1,132)	(908)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			8,345	8,007	(208)	(255)	8,137	7,752	[14]
Proceeds from maturities and sales of marketable securities	9	72	52	112			61	184
Proceeds from sales of equipment on operating leases			433	506			433	506
Cost of receivables acquired (excluding receivables related to sales)			(6,093)	(6,513)	48	66	(6,045)	(6,447)	[14]
Purchases of marketable securities		(29)	(141)	(200)			(141)	(229)
Purchases of property and equipment	(352)	(362)					(352)	(362)
Cost of equipment on operating leases acquired			(454)	(503)	15	49	(439)	(454)	[15]
Decrease in investment in Financial Services		10				(10)			[17]
Decrease (increase) in trade and wholesale receivables			985	(871)	(985)	871			[14]
Collateral on derivatives – net			(191)	310			(191)	310
Other	(51)	(33)	4	(10)			(47)	(43)
Net cash provided by (used for) investing activities	(394)	(342)	2,940	838	(1,130)	721	1,416	1,217

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	176	78	(1,660)	(3,029)			(1,484)	(2,951)
Change in intercompany receivables/payables	1,222	288	(1,222)	(288)
Proceeds from borrowings issued (original maturities greater than three months)	2,032	11	1,136	5,276			3,168	5,287
Payments of borrowings (original maturities greater than three months)	(12)	(40)	(1,741)	(3,197)			(1,753)	(3,237)
Repurchases of common stock	(441)	(1,328)					(441)	(1,328)
Capital returned to Equipment Operations				(10)		10			[17]
Dividends paid	(403)	(386)	(162)	(233)	162	233	(403)	(386)	[13]
Other	(7)	(22)	(3)	(8)			(10)	(30)
Net cash provided by (used for) financing activities	2,567	(1,399)	(3,652)	(1,489)	162	243	(923)	(2,645)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(74)	11	(13)	5			(87)	16

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(776)	(2,249)	50	(71)			(726)	(2,320)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5,643	5,755	1,990	1,865			7,633	7,620
Cash, Cash Equivalents, and Restricted Cash at End of Period	$4,867	$3,506	$2,040	$1,794			$6,907	$5,300

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$4,840	$3,467	$1,761	$1,670			$6,601	$5,137
Cash, cash equivalents, and restricted cash (Assets held for sale)			116				116
Restricted cash (Other assets)	27	39	163	124			190	163
Total Cash, Cash Equivalents, and Restricted Cash	$4,867	$3,506	$2,040	$1,794			$6,907	$5,300

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

Item 4.CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of January 26, 2025, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the first quarter of 2025, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

On January 15, 2025, the Federal Trade Commission (FTC), along with the Attorneys General of the States of Illinois and Minnesota, filed a lawsuit against us in the United States District Court for the Northern District of Illinois Western Division. The Attorneys General of the States of Arizona, Michigan, and Wisconsin have since joined the lawsuit. The lawsuit alleges monopolization and unfair competition in violation of federal and state antitrust laws. Plaintiffs seek a permanent injunction and other equitable relief to allow owners of our equipment, as well as independent repair providers, access to our repair tools and any other repair resources available to authorized John Deere dealers. At this stage, we are unable to predict the outcome or impact of this matter on our business and financial results.

In addition to the above, the most prevalent legal claims relate to product liability (including asbestos-related liability), employment, patent, trademark, and antitrust matters (including class action litigation).

Item 1A.Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended October 27, 2024, except as set forth below.

Legal proceedings, disputes and government inquiries and investigations could harm our business, financial condition, reputation, and brand.

We routinely are a party to claims and legal actions and the subject of government inquiries and investigations, the most prevalent of which relate to product liability (including asbestos-related liability), employment, patent, trademark, and antitrust matters. For example, we were recently the subject of a previously disclosed Federal Trade Commission (FTC) investigation into our information security practices and statements, which was closed by the FTC without action. The defense of lawsuits and government inquiries and investigations has resulted and may result in expenditures of significant financial resources and the diversion of management’s time and attention away from business operations. Adverse decisions in one or more of these claims, actions, inquiries, or investigations could require us to pay substantial damages or fines, undertake service actions, initiate recall campaigns, or take other costly actions. It is therefore possible that legal judgments or investigations could give rise to expenses that are not covered, or not fully covered, by our insurance programs and could affect our financial position and results.

We are currently subject to a consolidated multidistrict class action lawsuit in the Northern District of Illinois alleging that we have engaged in attempted monopolization, exclusionary conduct, and restraint of the market for repair services for John Deere brand agricultural equipment by limiting repair resources only to our authorized technicians or independent authorized John Deere dealers. In addition, the FTC, along with the Attorneys General of the States of Arizona, Illinois, Michigan, Minnesota, and Wisconsin, filed a lawsuit against us in the United States District Court for the Northern District of Illinois Western Division alleging similar claims. We are currently unable to predict the outcome of these matters.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of our common stock during the first quarter of 2025 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased (2)	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Per Share	(thousands)	(millions)
Oct 28 to Nov 24	367	$405.87	367	18.4
Nov 25 to Dec 22	285	446.16	263	18.1
Dec 23 to Jan 26	247	435.17	247	17.9
Total	899		877
(1)	We have a share repurchase plan that was announced in December 2022 to purchase up to $18.0 billion of shares of our common stock. The maximum number of shares that may yet be purchased under this plan was 17.9 million based on the closing price of our common stock on the New York Stock Exchange as of the end of the first quarter of 2025 of $478.77 per share. At the end of the first quarter of 2025, $8.6 billion of common stock remains to be purchased under this plan.
(2)	In the first quarter of 2025, 22 thousand shares of common stock were acquired from plan participants at a weighted-average market price of $439.24 per share to pay payroll taxes on the vesting of restricted stock awards.

Sales of Unregistered Equity Securities

During the first quarter of 2025, we issued 145 deferred stock units under the Deere & Company Nonemployee Director Stock Ownership Plan (“NEDSOP”) to a nonemployee director for their service on our Board of Directors. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in the plan. Deferred stock units and shares of common stock issued under the NEDSOP are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of the SEC’s Regulation D thereunder.

On January 2, 2025, we distributed 1,386 shares of common stock to a participant account under the 2012 NEDSOP.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Director and Executive Officer Trading Arrangements

None.

Item 6.Exhibits

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

DEERE & COMPANY

Date:	February 27, 2025	By:	/s/ Joshua A. Jepsen
Joshua A. Jepsen Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)