Form 10-Q
period 2025-04-27
DEERE & CO
filed 2025-05-29
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2025

or

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

Yes ☐ No ☒

At April 27, 2025, 270,827,055 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED INCOME
For the Three and Six Months Ended April 27, 2025 and April 28, 2024
(In millions of dollars and shares except per share amounts) Unaudited
	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Net Sales and Revenues
Net sales	$11,171	$13,610	$17,980	$24,097
Finance and interest income	1,354	1,387	2,807	2,746
Other income	238	238	485	577
Total	12,763	15,235	21,272	27,420

Costs and Expenses
Cost of sales	7,609	9,157	12,646	16,357
Research and development expenses	549	565	1,075	1,098
Selling, administrative and general expenses	1,197	1,265	2,169	2,330
Interest expense	784	836	1,614	1,638
Other operating expenses	287	295	536	664
Total	10,426	12,118	18,040	22,087

Income of Consolidated Group before Income Taxes	2,337	3,117	3,232	5,333
Provision for income taxes	539	751	566	1,220

Income of Consolidated Group	1,798	2,366	2,666	4,113
Equity in income of unconsolidated affiliates	3	2	1	3

Net Income	1,801	2,368	2,667	4,116
Less: Net loss attributable to noncontrolling interests	(3)	(2)	(6)	(5)
Net Income Attributable to Deere & Company	$1,804	$2,370	$2,673	$4,121

Per Share Data
Basic	$6.65	$8.56	$9.85	$14.80
Diluted	6.64	8.53	9.82	14.74
Dividends declared	1.62	1.47	3.24	2.94
Dividends paid	1.62	1.47	3.09	2.82

Average Shares Outstanding
Basic	271.1	276.8	271.3	278.4
Diluted	271.8	277.9	272.1	279.5

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three and Six Months Ended April 27, 2025 and April 28, 2024
(In millions of dollars) Unaudited
	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Net Income	$1,801	$2,368	$2,667	$4,116

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	2	(87)	5	(108)
Cumulative translation adjustment	751	(217)	300	57
Unrealized gain (loss) on derivatives	(8)	8	(9)	(7)
Unrealized gain (loss) on debt securities	24	(12)	9	1
Other Comprehensive Income (Loss), Net of Income Taxes	769	(308)	305	(57)

Comprehensive Income	2,570	2,060	2,972	4,059
Less: Comprehensive income (loss) attributable to noncontrolling interests	4	(3)	(2)	(4)
Comprehensive Income Attributable to Deere & Company	$2,566	$2,063	$2,974	$4,063

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars) Unaudited
	April 27	October 27	April 28
	2025	2024	2024
Assets
Cash and cash equivalents	$7,991	$7,324	$5,553
Marketable securities	1,272	1,154	1,094
Trade accounts and notes receivable – net	6,748	5,326	8,880
Financing receivables – net	43,029	44,309	45,278
Financing receivables securitized – net	7,765	8,723	7,262
Other receivables	2,975	2,545	2,535
Equipment on operating leases – net	7,336	7,451	6,965
Inventories	7,870	7,093	8,443
Property and equipment – net	7,555	7,580	7,034
Goodwill	4,094	3,959	3,936
Other intangible assets – net	964	999	1,064
Retirement benefits	3,133	2,921	3,056
Deferred income taxes	2,088	2,086	1,936
Other assets	3,483	2,906	2,592
Assets held for sale		2,944
Total Assets	$106,303	$107,320	$105,628

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$15,948	$13,533	$17,699
Short-term securitization borrowings	7,562	8,431	6,976
Accounts payable and accrued expenses	13,345	14,543	14,609
Deferred income taxes	496	478	491
Long-term borrowings	42,811	43,229	40,962
Retirement benefits and other liabilities	1,763	2,354	2,105
Liabilities held for sale		1,827
Total liabilities	81,925	84,395	82,842

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	83	82	98

Stockholders’ Equity
Common stock, $1 par value (issued shares at April 27, 2025 – 536,431,204)	5,565	5,489	5,391
Common stock in treasury	(36,064)	(35,349)	(33,764)
Retained earnings	58,191	56,402	54,228
Accumulated other comprehensive income (loss)	(3,405)	(3,706)	(3,171)
Total Deere & Company stockholders’ equity	24,287	22,836	22,684
Noncontrolling interests	8	7	4
Total stockholders’ equity	24,295	22,843	22,688
Total Liabilities and Stockholders’ Equity	$106,303	$107,320	$105,628

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Six Months Ended April 27, 2025 and April 28, 2024
(In millions of dollars) Unaudited
	2025	2024
Cash Flows from Operating Activities
Net income	$2,667	$4,116
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	174	131
Provision for depreciation and amortization	1,104	1,045
Impairments and other adjustments	(32)
Share-based compensation expense	54	104
Provision (credit) for deferred income taxes	11	(120)
Changes in assets and liabilities:
Receivables related to sales	(1,069)	(2,469)
Inventories	(772)	(409)
Accounts payable and accrued expenses	(898)	(1,300)
Accrued income taxes payable/receivable	(147)	(29)
Retirement benefits	(794)	(208)
Other	270	83
Net cash provided by operating activities	568	944

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	14,348	13,703
Proceeds from maturities and sales of marketable securities	245	200
Proceeds from sales of equipment on operating leases	1,001	1,011
Cost of receivables acquired (excluding receivables related to sales)	(12,744)	(14,091)
Purchases of marketable securities	(347)	(432)
Purchases of property and equipment	(555)	(719)
Cost of equipment on operating leases acquired	(1,254)	(1,369)
Collections of receivables from unconsolidated affiliates	234
Collateral on derivatives – net	27	96
Other	(176)	(69)
Net cash provided by (used for) investing activities	779	(1,670)

Cash Flows from Financing Activities
Net proceeds in short-term borrowings (original maturities three months or less)	551	58
Proceeds from borrowings issued (original maturities greater than three months)	5,156	10,189
Payments of borrowings (original maturities greater than three months)	(4,837)	(8,139)
Repurchases of common stock	(838)	(2,422)
Dividends paid	(843)	(796)
Other	(10)	(52)
Net cash used for financing activities	(821)	(1,162)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	20	(5)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	546	(1,893)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,633	7,620
Cash, Cash Equivalents, and Restricted Cash at End of Period	$8,179	$5,727

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$7,991	$5,553
Restricted cash (Other assets)	188	174
Total Cash, Cash Equivalents, and Restricted Cash	$8,179	$5,727

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended April 27, 2025 and April 28, 2024
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest
Three Months Ended April 28, 2024
Balance January 28, 2024	$22,079	$5,335	$(32,663)	$52,266	$(2,863)	$4	$100
Net income (loss)	2,371			2,370		1	(3)
Other comprehensive loss	(308)				(308)		(1)
Repurchases of common stock	(1,105)		(1,105)
Treasury shares reissued	4		4
Dividends declared	(407)			(406)		(1)
Share based awards and other	54	56		(2)			2
Balance April 28, 2024	$22,688	$5,391	$(33,764)	$54,228	$(3,171)	$4	$98

Six Months Ended April 28, 2024
Balance October 29, 2023	$21,789	$5,303	$(31,335)	$50,931	$(3,114)	$4	$97
Net income (loss)	4,122			4,121		1	(6)
Other comprehensive income (loss)	(57)				(57)		1
Repurchases of common stock	(2,445)		(2,445)
Treasury shares reissued	16		16
Dividends declared	(819)			(818)		(1)
Share based awards and other	82	88		(6)			6
Balance April 28, 2024	$22,688	$5,391	$(33,764)	$54,228	$(3,171)	$4	$98

Three Months Ended April 27, 2025
Balance January 26, 2025	$22,486	$5,526	$(35,709)	$56,829	$(4,167)	$7	$78
Net income (loss)	1,804			1,804			(3)
Other comprehensive income	762				762		7
Repurchases of common stock	(362)		(362)
Treasury shares reissued	7		7
Dividends declared	(440)			(440)
Share based awards and other	38	39		(2)		1	1
Balance April 27, 2025	$24,295	$5,565	$(36,064)	$58,191	$(3,405)	$8	$83

Six Months Ended April 27, 2025
Balance October 27, 2024	$22,843	$5,489	$(35,349)	$56,402	$(3,706)	$7	$82
Net income (loss)	2,673			2,673			(6)
Other comprehensive income	301				301		4
Repurchases of common stock	(746)		(746)
Treasury shares reissued	31		31
Dividends declared	(881)			(881)
Share based awards and other	74	76		(3)		1	3
Balance April 27, 2025	$24,295	$5,565	$(36,064)	$58,191	$(3,405)	$8	$83

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

We use a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal years 2025 and 2024 were April 27, 2025 and April 28, 2024, respectively. Both quarters contained 13 weeks, while both year-to-date periods contained 26 weeks. Fiscal year 2025 will contain 53 weeks, with the additional week occurring in the fourth quarter. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years generally ending in October and the associated periods in those fiscal years.

All amounts are presented in millions of dollars, unless otherwise specified. Certain prior period amounts have been reclassified to conform to current period presentation.

Variable Interest Entity

We have a 50% ownership interest in Banco John Deere S.A. (BJD), an equity method investment that finances retail and wholesale loans for agricultural, construction, and forestry equipment in Brazil. This investment was established in February 2025 through the sale of 50% ownership of a former subsidiary (see Note 20). BJD is a variable interest entity (VIE) as we provide funding and are exposed to losses that are disproportionate to our voting rights. However, we are not the primary beneficiary of the VIE because the power over significant activities, including the strategic plan, budget, credit policies, and funding guidelines, is shared among equity holders through an equally represented board of directors.

Financial results of BJD are reported in “Equity in income of unconsolidated affiliates.” The related investment in unconsolidated affiliates is included in “Other assets” on the condensed consolidated balance sheets, while short-term and long-term funding is recorded in receivables from unconsolidated affiliates and included in “Other receivables.”

Our carrying value of receivables from and investments in BJD and maximum exposure to loss at April 27, 2025 follows:

April 27
2025
Receivables from unconsolidated affiliates – "Other receivables"	$564
Investments in unconsolidated affiliates – "Other assets"	372
Carrying value of assets related to VIE	936
Guarantees	156
Maximum exposure to loss	$1,092

Guarantees primarily include BJD debt related to government funding that existed prior to the deconsolidation of BJD, and no contractual liability is recorded by us on our condensed consolidated balance sheets. The maximum exposure to loss is not an indication of our expected loss exposure.

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
No. 2023-06 — Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative

(3)  Revenue Recognition

Our net sales and revenues by primary geographic market, major product line, and timing of revenue recognition follow:

	Three Months Ended April 27, 2025
	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$2,512	$1,626	$1,717	$1,072	$6,927
Canada	656	153	208	172	1,189
Western Europe	612	667	497	44	1,820
Central Europe and CIS	239	99	87	3	428
Latin America	995	116	220	41	1,372
Asia, Africa, Oceania, and Middle East	312	385	277	53	1,027
Total	$5,326	$3,046	$3,006	$1,385	$12,763

Major product lines:
Production agriculture	$5,135				$5,135
Small agriculture		$1,964			1,964
Turf		957			957
Construction			$1,182		1,182
Compact construction			506		506
Roadbuilding			949		949
Forestry			254		254
Financial products	56	25	16	$1,385	1,482
Other	135	100	99		334
Total	$5,326	$3,046	$3,006	$1,385	$12,763

Revenue recognized:
At a point in time	$5,218	$2,997	$2,967	$34	$11,216
Over time	108	49	39	1,351	1,547
Total	$5,326	$3,046	$3,006	$1,385	$12,763

	Six Months Ended April 27, 2025
	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$4,067	$2,575	$2,830	$2,158	$11,630
Canada	1,010	232	309	359	1,910
Western Europe	889	1,019	841	87	2,836
Central Europe and CIS	306	138	158	7	609
Latin America	1,710	196	425	137	2,468
Asia, Africa, Oceania, and Middle East	517	693	501	108	1,819
Total	$8,499	$4,853	$5,064	$2,856	$21,272

Major product lines:
Production agriculture	$8,137				$8,137
Small agriculture		$3,198			3,198
Turf		1,420			1,420
Construction			$1,952		1,952
Compact construction			867		867
Roadbuilding			1,545		1,545
Forestry			480		480
Financial products	111	58	37	$2,856	3,062
Other	251	177	183		611
Total	$8,499	$4,853	$5,064	$2,856	$21,272

Revenue recognized:
At a point in time	$8,304	$4,757	$4,995	$63	$18,119
Over time	195	96	69	2,793	3,153
Total	$8,499	$4,853	$5,064	$2,856	$21,272

	Three Months Ended April 28, 2024
	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$3,881	$1,842	$2,500	$996	$9,219
Canada	600	167	242	175	1,184
Western Europe	659	688	470	40	1,857
Central Europe and CIS	275	80	91	8	454
Latin America	850	103	334	122	1,409
Asia, Africa, Oceania, and Middle East	414	373	271	54	1,112
Total	$6,679	$3,253	$3,908	$1,395	$15,235

Major product lines:
Production agriculture	$6,507				$6,507
Small agriculture		$2,098			2,098
Turf		1,017			1,017
Construction			$1,736		1,736
Compact construction			695		695
Roadbuilding			1,080		1,080
Forestry			271		271
Financial products	39	32	17	$1,395	1,483
Other	133	106	109		348
Total	$6,679	$3,253	$3,908	$1,395	$15,235

Revenue recognized:
At a point in time	$6,609	$3,213	$3,882	$35	$13,739
Over time	70	40	26	1,360	1,496
Total	$6,679	$3,253	$3,908	$1,395	$15,235

	Six Months Ended April 28, 2024
	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$6,602	$3,187	$4,596	$1,965	$16,350
Canada	986	285	452	347	2,070
Western Europe	1,162	1,205	831	80	3,278
Central Europe and CIS	454	153	185	16	808
Latin America	1,669	201	590	252	2,712
Asia, Africa, Oceania, and Middle East	849	714	529	110	2,202
Total	$11,722	$5,745	$7,183	$2,770	$27,420

Major product lines:
Production agriculture	$11,298				$11,298
Small agriculture		$3,816			3,816
Turf		1,666			1,666
Construction			$3,220		3,220
Compact construction			1,321		1,321
Roadbuilding			1,843		1,843
Forestry			563		563
Financial products	99	58	35	$2,770	2,962
Other	325	205	201		731
Total	$11,722	$5,745	$7,183	$2,770	$27,420

Revenue recognized:
At a point in time	$11,564	$5,669	$7,126	$62	$24,421
Over time	158	76	57	2,708	2,999
Total	$11,722	$5,745	$7,183	$2,770	$27,420

We invoice in advance of recognizing the revenue of certain products and services. These relate to extended warranty premiums, advance payments for future equipment sales, and subscription and service revenue related to precision guidance, telematic services, and other information enabled solutions. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses.” The deferred revenue received, but not recognized in revenue was $2,089, $1,923, and $1,911 at April 27, 2025, October 27, 2024, and April 28, 2024, respectively. The contract liability is reduced as the revenue is recognized. Revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of the fiscal year was $176 and $128 during the three months and $373 and $358 during the six months ended April 27, 2025 and April 28, 2024, respectively.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year was $1,774 at April 27, 2025. The estimated revenue to be recognized by fiscal year follows: remainder of 2025 – $289, 2026 – $478, 2027 – $383, 2028 – $262, 2029 – $162, 2030 – $116, and later years – $84. As permitted, we elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are for sales to dealers and retail customers for equipment, service parts, repair services, and certain telematics services.

(4)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) follow:

	April 27	October 27	April 28
	2025	2024	2024
Retirement benefits adjustment	$(1,269)	$(1,274)	$(953)
Cumulative translation adjustment	(1,990)	(2,286)	(2,094)
Unrealized gain (loss) on derivatives	(81)	(72)	(15)
Unrealized gain (loss) on debt securities	(65)	(74)	(109)
Accumulated other comprehensive income (loss)	$(3,405)	$(3,706)	$(3,171)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 27, 2025	Amount	Credit	Amount
Cumulative translation adjustment	$749	$(5)	$744
Unrealized gain (loss) on interest rate derivatives:
Unrealized hedging gain (loss)	(11)	3	(8)
Net unrealized gain (loss) on derivatives	(11)	3	(8)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	30	(8)	22
Reclassification of realized (gain) loss to Other income	2		2
Net unrealized gain (loss) on debt securities	32	(8)	24
Retirement benefits adjustment:
Net actuarial gain (loss)	6	(2)	4
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(14)	3	(11)
Prior service (credit) cost	8	(1)	7
Settlements	3	(1)	2
Net unrealized gain (loss) on retirement benefits adjustment	3	(1)	2
Total other comprehensive income (loss)	$773	$(11)	$762

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended April 27, 2025	Amount	Credit	Amount
Cumulative translation adjustment	$300	$(4)	$296
Unrealized gain (loss) on interest rate derivatives:
Unrealized hedging gain (loss)	(4)	1	(3)
Reclassification of realized (gain) loss to Interest expense	(8)	2	(6)
Net unrealized gain (loss) on derivatives	(12)	3	(9)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	11	(4)	7
Reclassification of realized (gain) loss to Other income	2		2
Net unrealized gain (loss) on debt securities	13	(4)	9
Retirement benefits adjustment:
Net actuarial gain (loss)	12	(3)	9
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(25)	6	(19)
Prior service (credit) cost	17	(4)	13
Settlements	3	(1)	2
Net unrealized gain (loss) on retirement benefits adjustment	7	(2)	5
Total other comprehensive income (loss)	$308	$(7)	$301

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 28, 2024	Amount	Credit	Amount
Cumulative translation adjustment	$(217)		$(217)
Unrealized gain (loss) on interest rate derivatives:
Unrealized hedging gain (loss)	26	$(5)	21
Reclassification of realized (gain) loss to Interest expense	(16)	3	(13)
Net unrealized gain (loss) on derivatives	10	(2)	8
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(13)	1	(12)
Net unrealized gain (loss) on debt securities	(13)	1	(12)
Retirement benefits adjustment:
Net actuarial gain (loss)	(109)	26	(83)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(16)	5	(11)
Prior service (credit) cost	9	(3)	6
Settlements	1		1
Net unrealized gain (loss) on retirement benefits adjustment	(115)	28	(87)
Total other comprehensive income (loss)	$(335)	$27	$(308)

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended April 28, 2024	Amount	Credit	Amount
Cumulative translation adjustment	$56	$1	$57
Unrealized gain (loss) on interest rate derivatives:
Unrealized hedging gain (loss)	18	(3)	15
Reclassification of realized (gain) loss to Interest expense	(27)	5	(22)
Net unrealized gain (loss) on derivatives	(9)	2	(7)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(12)	7	(5)
Reclassification of realized (gain) loss to Other income	8	(2)	6
Net unrealized gain (loss) on debt securities	(4)	5	1
Retirement benefits adjustment:
Net actuarial gain (loss)	(126)	30	(96)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(36)	10	(26)
Prior service (credit) cost	18	(5)	13
Settlements	1		1
Net unrealized gain (loss) on retirement benefits adjustment	(143)	35	(108)
Total other comprehensive income (loss)	$(100)	$43	$(57)

(5)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Six Months Ended
	April 27	April 28	April 27	April 28
	2025	2024	2025	2024
Net income attributable to Deere & Company	$1,804	$2,370	$2,673	$4,121
Average shares outstanding	271.1	276.8	271.3	278.4
Basic per share	$6.65	$8.56	$9.85	$14.80

Average shares outstanding	271.1	276.8	271.3	278.4
Effect of dilutive stock options and unvested restricted stock units	.7	1.1	.8	1.1
Total potential shares outstanding	271.8	277.9	272.1	279.5
Diluted per share	$6.64	$8.53	$9.82	$14.74

Shares excluded from EPS calculation, as antidilutive	.2	.4	.2	.3

(6)  Pension and Other Postretirement Benefits

We have several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans. These plans cover U.S. employees and certain foreign employees. The components of net periodic pension and OPEB (benefit) cost consisted of the following:

	Three Months Ended		Six Months Ended
	April 27	April 28	April 27	April 28
	2025	2024	2025	2024
Pensions:
Service cost	$60	$57	$125	$115
Interest cost	129	138	257	274
Expected return on plan assets	(244)	(241)	(498)	(482)
Amortization of actuarial gain	(2)	(5)	(3)	(9)
Amortization of prior service cost	9	10	19	20
Settlements	3	1	3	1
Net benefit	$(45)	$(40)	$(97)	$(81)

OPEB:
Service cost	$4	$4	$9	$9
Interest cost	38	44	78	87
Expected return on plan assets	(27)	(27)	(55)	(54)
Amortization of actuarial gain	(12)	(11)	(22)	(27)
Amortization of prior service credit	(1)	(1)	(2)	(2)
Net cost	$2	$9	$8	$13

The components of net periodic pension and OPEB (benefit) cost excluding the service cost component are included in the line item “Other operating expenses.”

During the first six months of 2025, we contributed and expect to contribute the following amounts to our pension and OPEB plans:

	Pensions	OPEB
Contributed	$56	$616
Expected contributions remainder of the year	59	44

(7)  Segment DATA

Information relating to operations by operating segment follows:

	Three Months Ended			Six Months Ended
	April 27	April 28%		April 27	April 28%
	2025	2024	Change	2025	2024	Change
Net sales and revenues
PPA net sales	$5,230	$6,581	-21	$8,297	$11,430	-27
SAT net sales	2,994	3,185	-6	4,742	5,610	-15
CF net sales	2,947	3,844	-23	4,941	7,057	-30
FS revenues	1,385	1,395	-1	2,856	2,770	+3
Other revenues	207	230	-10	436	553	-21
Total net sales and revenues	$12,763	$15,235	-16	$21,272	$27,420	-22
Operating profit
PPA	$1,148	$1,650	-30	$1,486	$2,695	-45
SAT	574	571	+1	698	897	-22
CF	379	668	-43	444	1,234	-64
FS	207	209	-1	473	466	+2
Total operating profit	2,308	3,098	-26	3,101	5,292	-41
Reconciling items	35	23	+52	138	49	+182
Income taxes	(539)	(751)	-28	(566)	(1,220)	-54
Net income attributable to Deere & Company	$1,804	$2,370	-24	$2,673	$4,121	-35

Intersegment sales and revenues:
PPA net sales		$7			$14
SAT net sales		1			2
CF net sales
FS revenues	$116	193	-40	$218	370	-41

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

Identifiable operating assets were as follows:

	April 27	October 27	April 28
	2025	2024	2024
PPA	$8,909	$8,696	$9,026
SAT	4,234	4,130	4,421
CF	7,753	7,137	7,337
FS	70,569	73,612	73,834
Corporate	14,838	13,745	11,010
Total assets	$106,303	$107,320	$105,628

(8)  Financing Receivables

We monitor the credit quality of financing receivables based on delinquency status, defined as follows:

●	Past due balances represent any payments 30 days or more past the due date.
●	Non-performing financing receivables represent receivables for which we have stopped accruing finance income. This generally occurs when receivables are 90 days delinquent.
●	Write-offs generally occur when receivables are 120 days delinquent. In these situations, the estimated uncollectible amount is written off to the allowance for credit losses.

The credit quality and aging analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows:

	April 27, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$5,772	$10,981	$6,652	$4,014	$1,981	$654	$3,893	$33,947
30-59 days past due	26	121	77	45	22	9	30	330
60-89 days past due	11	53	32	18	8	4	13	139
90+ days past due		1	2	1	3			7
Non-performing	4	102	111	73	45	29	86	450
Construction and forestry
Current	1,561	2,583	1,425	732	266	46	109	6,722
30-59 days past due	24	70	47	21	9	3	5	179
60-89 days past due	8	27	17	8	3		2	65
90+ days past due		6	1	3				10
Non-performing	6	86	93	55	28	12	2	282
Total retail customer receivables	$7,412	$14,030	$8,457	$4,970	$2,365	$757	$4,140	$42,131

Write-offs for the six months ended April 27, 2025:
Agriculture and turf	$1	$16	$21	$12	$4	$5	$49	$108
Construction and forestry		18	17	7	2	1	4	49
Total	$1	$34	$38	$19	$6	$6	$53	$157

	October 27, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$14,394	$8,305	$5,191	$2,833	$992	$253	$4,465	$36,433
30-59 days past due	44	101	55	27	11	4	40	282
60-89 days past due	22	50	21	10	8	2	13	126
90+ days past due	1	1	1	2				5
Non-performing	23	91	76	50	20	13	15	288
Construction and forestry
Current	3,100	1,841	1,064	458	102	45	114	6,724
30-59 days past due	54	47	25	10	3	2	4	145
60-89 days past due	25	28	10	7	2		2	74
90+ days past due	1	4	3	1				9
Non-performing	40	94	67	32	9	5	1	248
Total retail customer receivables	$17,704	$10,562	$6,513	$3,430	$1,147	$324	$4,654	$44,334

Write-offs for the twelve months ended October 27, 2024:
Agriculture and turf	$5	$33	$25	$11	$11	$5	$87	$177
Construction and forestry	9	38	30	11	5	3	8	104
Total	$14	$71	$55	$22	$16	$8	$95	$281

	April 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$7,393	$11,869	$6,934	$3,987	$1,682	$696	$3,662	$36,223
30-59 days past due	32	99	55	35	15	6	27	269
60-89 days past due	7	44	23	11	6	3	12	106
90+ days past due		3	1	3	5			12
Non-performing	3	83	90	63	31	35	70	375
Construction and forestry
Current	1,619	2,415	1,514	744	207	79	107	6,685
30-59 days past due	25	61	38	20	7	3	5	159
60-89 days past due	7	34	14	10	3	2	2	72
90+ days past due		4	9	1		1		15
Non-performing	5	100	85	47	17	8	2	264
Total retail customer receivables	$9,091	$14,712	$8,763	$4,921	$1,973	$833	$3,887	$44,180

Write-offs for the six months ended April 28, 2024:
Agriculture and turf	$1	$9	$10	$5	$6	$2	$30	$63
Construction and forestry		12	13	5	3	2	4	39
Total	$1	$21	$23	$10	$9	$4	$34	$102

The credit quality and aging analysis of wholesale receivables was as follows:

	April 27	October 27	April 28
	2025	2024	2024
Wholesale receivables:
Agriculture and turf
Current	$7,372	$7,568	$7,384
30+ days past due	1
Non-performing	1	1	1
Construction and forestry
Current	1,547	1,358	1,205
30+ days past due
Non-performing
Total wholesale receivables	$8,921	$8,927	$8,590

An analysis of the allowance for credit losses and investment in financing receivables follows:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total

Three Months Ended April 27, 2025
Allowance:
Beginning of period balance	$240	$6	$2	$248
Provision	55	39		94
Write-offs	(56)	(40)		(96)
Recoveries	3	8		11
Translation adjustments	1			1
End of period balance	$243	$13	$2	$258

Six Months Ended April 27, 2025
Allowance:
Beginning of period balance	$219	$8	$2	$229
Provision	122	41		163
Write-offs	(104)	(53)		(157)
Recoveries	6	17		23
End of period balance	$243	$13	$2	$258

Financing receivables:
End of period balance	$37,991	$4,140	$8,921	$51,052

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total

Three Months Ended April 28, 2024
Allowance:
Beginning of period balance	$177	$16	$2	$195
Provision	64	23		87
Write-offs	(36)	(23)		(59)
Recoveries	4	5		9
Translation adjustments	(2)			(2)
End of period balance	$207	$21	$2	$230

Six Months Ended April 28, 2024
Allowance:
Beginning of period balance	$172	$21	$4	$197
Provision	99	21		120
Write-offs	(68)	(34)		(102)
Recoveries	5	13		18
Translation adjustments	(1)		(2)	(3)
End of period balance	$207	$21	$2	$230

Financing receivables:
End of period balance	$40,293	$3,887	$8,590	$52,770

The allowance for credit losses increased in the second quarter and first six months of 2025, primarily due to higher expected losses on agriculture and turf customer accounts as a result of elevated delinquencies and a decline in market conditions.

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

The ending amortized cost of financing receivables modified with borrowers experiencing financial difficulty were as follows:

	Three Months Ended		Six Months Ended
	April 27	April 28	April 27	April 28
	2025	2024	2025	2024
Modified financing receivables	$48	$36	$75	$53
Percentage of financing receivables portfolio	0.09%	0.07%	0.15%	0.10%

The financial effects of payment deferrals with borrowers experiencing financial difficulty resulted in a weighted average payment deferral of 8 months to the modified contracts. Term extensions provided to borrowers experiencing financial difficulty added a weighted average of 11 months to the modified contracts. Additionally, modifications with a combination of both payment deferrals and term extensions resulted in a weighted average payment deferral of 5 months and a weighted average term extension of 8 months.

We continue to monitor the performance of financing receivables that are modified with borrowers experiencing financial difficulty. The ending amortized cost and performance of financing receivables modified during the prior twelve months ended April 27, 2025 and April 28, 2024 were as follows:

	April 27	April 28
	2025	2024*
Current	$100	$48
30-59 days past due	6	3
60-89 days past due	2
90+ days past due	1
Non-performing	14	2
Total	$123	$53

*  In accordance with the adoption date of the accounting modification guidance, this period includes receivables modified during the prior six months.

Defaults and subsequent write-offs of loans modified in the prior twelve months were not significant during the three months or the six months ended April 27, 2025. In addition, at April 27, 2025, commitments to provide additional financing to these customers were not significant.

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

The components of securitization programs were as follows:

	April 27	October 27	April 28
	2025	2024	2024
Financing receivables securitized (retail notes)	$7,812	$8,770	$7,289
Allowance for credit losses	(47)	(47)	(27)
Other assets (primarily restricted cash)	183	187	164
Total restricted securitized assets	$7,948	$8,910	$7,426

Short-term securitization borrowings	$7,562	$8,431	$6,976
Accrued interest on borrowings	12	14	12
Total liabilities related to restricted securitized assets	$7,574	$8,445	$6,988

(10)  Inventories

A majority of inventories owned by us are valued at cost on the “last-in, first-out” (LIFO) basis. If all inventories valued on a LIFO basis had been valued on a “first-in, first-out” (FIFO) basis, the estimated inventories by major classification would have been as follows:

	April 27	October 27	April 28
	2025	2024	2024
Raw materials and supplies	$3,438	$3,486	$3,851
Work-in-process	1,056	930	1,127
Finished goods and parts	5,615	5,364	5,979
Total FIFO value	10,109	9,780	10,957
Excess of FIFO over LIFO	2,239	2,687	2,514
Inventories	$7,870	$7,093	$8,443

(11)  Goodwill and Other Intangible Assets – Net

The changes in amounts of goodwill by operating segments were as follows. There were no accumulated goodwill impairment losses.

	PPA	SAT	CF	Total
Goodwill at October 29, 2023	$702	$363	$2,835	$3,900
Translation adjustments	1	1	34	36
Goodwill at April 28, 2024	$703	$364	$2,869	$3,936

Goodwill at October 27, 2024	$701	$365	$2,893	$3,959
Translation adjustments and other	8	3	124	135
Goodwill at April 27, 2025	$709	$368	$3,017	$4,094

The components of other intangible assets were as follows:

	April 27	October 27	April 28
	2025	2024	2024
Customer lists and relationships	$517	$508	$505
Technology, patents, trademarks, and other	1,481	1,423	1,404
Total at cost	1,998	1,931	1,909
Less accumulated amortization:
Customer lists and relationships	(249)	(231)	(213)
Technology, patents, trademarks, and other	(785)	(701)	(632)
Total accumulated amortization	(1,034)	(932)	(845)
Other intangible assets – net	$964	$999	$1,064

The amortization of other intangible assets in the second quarter and the first six months of 2025 was $37 and $78, and for the second quarter and the first six months of 2024 was $41 and $83, respectively. The estimated amortization expense for the next five years is as follows: remainder of 2025 – $73, 2026 – $135, 2027 – $128, 2028 – $92, 2029 – $77, and 2030 – $74.

(12)  Short-Term Borrowings

Short-term borrowings were as follows:

	April 27	October 27	April 28
	2025	2024	2024
Commercial paper	$6,586	$4,008	$7,675
Notes payable to banks	395	377	434
Finance lease obligations due within one year	39	33	30
Long-term borrowings due within one year	8,928	9,115	9,560
Short-term borrowings	$15,948	$13,533	$17,699

(13)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	April 27	October 27	April 28
	2025	2024	2024
Accounts payable:
Trade payables	$2,785	$2,698	$2,968
Dividends payable	443	405	409
Operating lease liabilities	280	270	270
Deposits withheld from dealers and merchants	144	152	159
Payables to unconsolidated affiliates	11	6	8
Other	225	204	184
Accrued expenses:
Employee benefits	1,164	1,925	1,550
Accrued taxes	1,224	1,509	1,453
Product warranties	1,297	1,426	1,566
Dealer sales discounts	468	996	546
Extended warranty premium	1,194	1,179	1,110
Derivative liabilities	614	582	1,005
Unearned revenue (contractual liability)	895	744	801
Unearned operating lease revenue	524	495	483
Accrued interest	525	455	513
Parts return liability	420	420	404
Other	1,132	1,077	1,180
Accounts payable and accrued expenses	$13,345	$14,543	$14,609

Amounts are presented net of eliminations, which primarily consist of dealer sales incentives with a right of set-off against trade receivables of $2,059 at April 27, 2025, $2,121 at October 27, 2024, and $2,650 at April 28, 2024. Other eliminations were made for accrued taxes and other accrued expenses.

(14)  Long-Term Borrowings

Long-term borrowings consisted of:

	April 27	October 27	April 28
	2025	2024	2024
Underwritten term debt
U.S. dollar notes and debentures:
6.55% debentures due 2028	$200	$200	$200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
7.125% notes due 2031	300	300	300
5.45% notes due 2035	1,250
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
5.70% notes due 2055	750
Euro notes:
1.85% notes due 2028 (€600 principal)	683	650	644
2.20% notes due 2032 (€600 principal)	683	650	644
1.65% notes due 2039 (€650 principal)	740	704	697
Serial issuances
Medium-term notes	33,942	36,566	32,859
Other notes and finance lease obligations	372	265	1,708
Less debt issuance costs and debt discounts	(159)	(156)	(140)
Long-term borrowings	$42,811	$43,229	$40,962

Medium-term notes due through 2034 are primarily offered by prospectus and issued at fixed and variable rates. The principal balances of the medium-term notes were $34,241, $37,141, and $34,002, at April 27, 2025, October 27, 2024, and April 28, 2024, respectively. All outstanding notes and debentures are senior unsecured borrowings and rank equally with each other.

(15)  Leases – Lessor

We lease equipment manufactured or sold by us through John Deere Financial. Sales-type and direct financing leases are reported in “Financing receivables – net.” Operating leases are reported in “Equipment on operating leases – net.”

Lease revenues earned by us follow:

	Three Months Ended		Six Months Ended
	April 27	April 28	April 27	April 28
	2025	2024	2025	2024
Sales-type and direct finance lease revenues	$44	$45	$90	$91
Operating lease revenues	356	343	717	682
Variable lease revenues	5	4	10	9
Total lease revenues	$405	$392	$817	$782

(16)  Commitments and Contingencies

A standard warranty is provided as assurance that the equipment will function as intended. The standard warranty period varies by product and region. At the time a sale is recognized, we record an estimate of future warranty costs based on historical claims rate experience and estimated population under warranty.

The reconciliation of the changes in the warranty liability follows:

	Three Months Ended		Six Months Ended
	April 27	April 28	April 27	April 28
	2025	2024	2025	2024
Beginning of period balance	$1,360	$1,589	$1,426	$1,610
Warranty claims paid	(308)	(324)	(618)	(634)
New product warranty accruals	227	310	483	591
Foreign exchange	18	(9)	6	(1)
End of period balance	$1,297	$1,566	$1,297	$1,566

The costs for extended warranty programs are recognized as incurred.

In certain international markets, we provide guarantees to banks for the retail financing of John Deere equipment. As of April 27, 2025, the notional value of these guarantees was $123. We may repossess the equipment collateralizing the receivables. At April 27, 2025, the accrued losses under these agreements were not material. We also had guarantees to a VIE (see Note 1) totaling $156 as of April 27, 2025.

We also had other miscellaneous contingent liabilities and guarantees totaling approximately $125 at April 27, 2025. The accrued liability for these contingencies was $25 at April 27, 2025.

At April 27, 2025, we had commitments of approximately $505 for the construction and acquisition of property and equipment. Also, at April 27, 2025, we had restricted assets of $250, classified as “Other assets.”

We are subject to various unresolved legal actions. The accrued losses on these matters were not material at April 27, 2025. We believe the reasonably possible range of losses for these unresolved legal actions would not have a material effect on our consolidated financial statements. The most prevalent legal claims relate to product liability (including asbestos-related liability), antitrust matters (including class action litigation), employment, patent, and trademark.

(17)  FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values were as follows. Long-term borrowings exclude finance lease liabilities.

	April 27, 2025		October 27, 2024		April 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net	$43,029	$43,119	$44,309	$44,336	$45,278	$44,741
Financing receivables securitized – net	7,765	7,710	8,723	8,654	7,262	7,063
Receivables from unconsolidated affiliates	557	557
Short-term securitization borrowings	7,562	7,588	8,431	8,453	6,976	6,935
Long-term borrowings due within one year	8,928	8,869	9,115	9,079	9,560	9,434
Long-term borrowings	42,742	42,423	43,157	42,804	40,882	40,059

Fair value measurements above were Level 3 for receivables and Level 2 for all borrowings.

Fair values of the financing receivables and receivables from unconsolidated affiliates that were issued long-term were based on the discounted values of their related cash flows at interest rates currently being offered by us for similar financing receivables or at current market interest rates. The fair values of the remaining receivables approximated the carrying amounts.

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

	April 27	October 27	April 28
	2025	2024	2024
Level 1:
Marketable securities:
International equity securities			$3
U.S. equity fund			101
U.S. fixed income fund			24
U.S. government debt securities	$259	$239	263
Total Level 1 marketable securities	259	239	391

Level 2:
Marketable securities:
International fixed income fund	6
Corporate debt securities	452	423	213
International debt securities	154	143	148
Mortgage-backed securities	201	165	152
Municipal debt securities	87	74	67
U.S. government debt securities	113	110	123
Total Level 2 marketable securities	1,013	915	703
Other assets – Derivatives	434	357	191
Accounts payable and accrued expenses – Derivatives	614	582	1,005

Level 3:
Accounts payable and accrued expenses – Deferred consideration	128	147	164

The mortgage-backed securities are primarily issued by U.S. government-sponsored enterprises.

The contractual maturities of available-for-sale debt securities at April 27, 2025 follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$57	$57
Due after one through five years	366	358
Due after five through 10 years	496	477
Due after 10 years	203	173
Mortgage-backed securities	227	201
Debt securities	$1,349	$1,266

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Mortgage-backed securities contain prepayment provisions and are not categorized by contractual maturity.

Fair value, nonrecurring Level 3 measurements from impairments and other adjustments were as follows:

	Fair Value			Losses (Gains)
				Three Months Ended		Six Months Ended
	April 27	October 27	April 28	April 27	April 28	April 27	April 28
	2025	2024	2024	2025	2024	2025*	2024
Other assets		$23
Assets held for sale		2,944				$(32)

*    The gain on “Assets held for sale” recorded in the first quarter of 2025 represents a reversal of prior period valuation allowance loss, not in excess of cumulative valuation allowance recorded on “Assets held for sale.”

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

Deferred consideration – The total purchase price consideration for three former Deere-Hitachi joint venture factories acquired in 2022 included supply agreement price increases beyond inflation adjustments. This deferred consideration will be paid as we purchase Deere-branded excavators, components, and service parts from Hitachi under the agreement with a duration that ranges from 5 to 30 years after the acquisition date. The deferred consideration balance is reduced as purchases are made and valued on a discounted cash flow approach using market rates.

Other assets (Investments in unconsolidated affiliates) – Other than temporary impairments of investments are measured as the difference between the implied fair value and the carrying value of the investments. The estimated fair value for privately held entities is determined by an income approach (discounted cash flows), which includes inputs such as interest rates and margins.

Assets held for sale – The disposal group was measured at the lower of the carrying amount or fair value less cost to sell. Fair value was based on the probable sale price. The inputs included estimates of the final sale price (see Note 20).

(18)  Derivative Instruments

Fair values of our derivative instruments and the associated notional amounts are presented below. Assets are recorded in “Other assets,” while liabilities are recorded in “Accounts payable and accrued expenses.”

	April 27, 2025			October 27, 2024			April 28, 2024
		Fair Value			Fair Value			Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Cash flow hedges:
Interest rate contracts	$2,975		$29	$2,875	$3	$20	$2,700	$34	$1

Fair value hedges:
Interest rate contracts	13,608	$169	372	15,864	115	467	13,664	8	884
Cross-currency interest rate contracts	975	103		975	31

Net investment hedges:
Cross-currency interest rate contracts	1,131		4

Not designated as hedging instruments:
Interest rate contracts	14,254	112	100	12,518	97	75	12,869	112	71
Foreign exchange contracts	8,078	42	107	7,533	95	20	7,582	36	38
Cross-currency interest rate contracts	141	8	2	158	16		211	1	11

The amounts recorded in the consolidated balance sheets related to borrowings designated in fair value hedging relationships are presented in the table below. Fair value hedging adjustments are included in the carrying amount of the hedged item. The carrying amount of the hedged item and formerly hedged item includes long-term borrowings of $399, $598, and $598 at April 27, 2025, October 27, 2024, and April 28, 2024, respectively, that are in active hedging relationships and also had discontinued hedging relationships.

	Active Hedging Relationships		Discontinued Hedging Relationships
	Carrying Amount	Cumulative Fair Value	Carrying Amount of	Cumulative Fair Value
	of Hedged Item	Hedging Amount	Formerly Hedged Item	Hedging Amount
April 27, 2025
Short-term borrowings	$107	$(1)	$1,212	$(12)
Long-term borrowings	14,306	(158)	10,533	(141)

October 27, 2024
Short-term borrowings	$287	$(1)	$1,782	$7
Long-term borrowings	16,125	(347)	8,626	(228)

April 28, 2024
Short-term borrowings	$286	$(7)	$2,565	$16
Long-term borrowings	12,434	(879)	7,616	(264)

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	Three Months Ended		Six Months Ended
	April 27	April 28	April 27	April 28
	2025	2024	2025	2024
Fair value hedges:
Interest rate contracts – Interest expense	$435	$(448)	$92	$(104)

Cash flow hedges:
Recognized in OCI:
Interest rate contracts – OCI (pretax)	$(11)	$26	$(4)	$18
Reclassified from OCI:
Interest rate contracts – Interest expense		16	8	27

Net investment hedges:
Interest rate contracts – Interest expense	$1		$1
Recognized in OCI:
Interest rate contracts – OCI (pretax)	(4)		(4)

Not designated as hedges:
Interest rate contracts – Interest expense	$(12)	$7	$(16)	$(2)
Foreign exchange contracts – Net sales	4	(2)	(3)	3
Foreign exchange contracts – Cost of sales	(7)	9	28	(21)
Foreign exchange contracts – Other operating expenses	(118)	46	90	(135)
Total not designated	$(133)	$60	$99	$(155)

In April 2025, we entered into a cross-currency interest rate swap as a designated net investment hedge to reduce the foreign currency exposure from investments in foreign subsidiaries. Changes in fair value of the derivative attributable to changes in the spot rate are recorded in “Cumulative translation adjustment” within “Other comprehensive income” (OCI) to offset changes in the value of the net investments being hedged. Effectiveness is assessed using the spot method. The periodic cash settlement of the pay-fixed rate, receive-fixed rate cross-currency swap is recorded in “Interest expense.”

Certain of our derivative agreements contain credit support provisions that may require us to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at April 27, 2025, October 27, 2024, and April 28, 2024, was $507, $562, and $967, respectively. In accordance with the limits established in these agreements, we posted $221, $245, and $562 of cash collateral at April 27, 2025, October 27, 2024, and April 28, 2024, respectively. In addition, we paid $8 of collateral that was outstanding at April 27, 2025, October 27, 2024, and April 28, 2024 to participate in an international futures market to hedge currency exposure, not included in the table below.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and collateral follows:

	Gross Amounts	Netting
	Recognized	Arrangements	Collateral	Net Amount
April 27, 2025
Assets	$434	$(166)	$(2)	$266
Liabilities	614	(166)	(221)	227

October 27, 2024
Assets	$357	$(142)		$215
Liabilities	582	(142)	$(246)	194

April 28, 2024
Assets	$191	$(93)		$98
Liabilities	1,005	(93)	$(562)	350

(19)  Share-Based Awards

We are authorized to grant shares for equity incentive awards. The outstanding shares authorized were 13.7 million at April 27, 2025. During the six months ended April 27, 2025, we granted stock options to employees for the purchase of 169 thousand shares of common stock at a weighted-average exercise price of $448.18 per share and a weighted-average binomial lattice model fair value of $116.35 per share at the grant date. At April 27, 2025, options for 1.2 million shares were outstanding with a weighted-average exercise price of $309.62 per share.

During the six months ended April 27, 2025, the restricted stock units (RSUs) granted in thousands of shares and the weighted-average grant date fair values, using the closing price of our common stock on the grant date in dollars, follow:

		Grant-Date
		Fair Value
	Shares	(per share)
Service-based	307	$448.26
Performance/service-based	40	429.77
Market/service-based (fair value determined using a Monte Carlo model)	40	591.13

(20)  Disposition

In February 2025, we completed a transaction with Banco Bradesco S.A. (Bradesco), for Bradesco to invest and become a 50% owner of our wholly-owned subsidiary in Brazil, BJD. Bradesco contributed capital directly to BJD. The transaction resulted in the deconsolidation of BJD in the second quarter of 2025. BJD finances retail and wholesale loans for agricultural, construction, and forestry equipment and was included in our financial services segment. BJD was a part of our Brazil operations which is considered an integrated single foreign entity.

We retained a 50% equity interest in BJD, which was valued at the deconsolidation date at $362 based on the completed transaction with Bradesco and its amount of contributed capital. We are accounting for our investment in BJD using the equity method of accounting and results of its operations are reported in “Equity in income of unconsolidated affiliates.” The related investment in unconsolidated affiliates and receivables from unconsolidated affiliates are reported in “Other assets” and “Other receivables,” respectively, on the condensed consolidated balance sheets.

The major classes of the total assets and liabilities of BJD at the time of deconsolidation were as follows:

February
2025
Cash and cash equivalents	$110
Trade accounts and notes receivable – net	119
Financing receivables – net	2,787
Deferred income taxes	33
Other miscellaneous assets	23
Valuation allowance	(65)
Total assets	$3,007

Short-term borrowings	$495
Accounts payable and accrued expenses	124
Long-term borrowings	1,241
Retirement benefits and other liabilities	1
Total liabilities	$1,861

Total intercompany payables	$781

At the time of deconsolidation in February 2025, the additional gain or loss was not significant. BJD was reclassified as held for sale in the third quarter of 2024.

Statements of Consolidated Cash Flows – Our noncash transactions as a result of BJD deconsolidation in February 2025 include the following items: derecognition of the above total assets (excluding cash and cash equivalents) and total liabilities, and the recognition of the investment in unconsolidated affiliates and receivables from unconsolidated affiliates (BJD intercompany payables above). The decrease in cash and cash equivalents resulting from deconsolidation of BJD was recorded in investing activities – “Other” in the statements of consolidated cash flows.

(21)  Special ItemS

Discrete Tax Items

In the first quarter of 2025, we recorded favorable net discrete tax items primarily due to tax benefits of $110 related to the realization of foreign net operating losses from the consolidation of certain subsidiaries and $53 from an adjustment to an uncertain tax position of a foreign subsidiary.

Banco John Deere S.A.

In February 2025, we completed the transaction with Bradesco (see Note 20) for the sale of 50% ownership in BJD. BJD was included in our financial services segment and was reclassified as held for sale in the third quarter of 2024. In the first quarter of 2025, a pretax and after-tax gain (reversal of previous losses) of $32 was recorded in “Selling, administrative and general expenses” and presented in “Impairments and other adjustments” in the statements of consolidated income and consolidated cash flows, respectively.

(22)  Subsequent EventS

In May 2025, we entered into a retail note securitization transaction, resulting in $369 of secured borrowings.

On May 28, 2025, a quarterly dividend of $1.62 per share was declared at the Board of Directors meeting, payable on August 8, 2025, to stockholders of record on June 30, 2025.

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

Trends and Economic Conditions

Industry Sales Outlook for Fiscal Year 2025

Agriculture and Turf

Construction and Forestry

Company Trends

Customers seek to improve profitability, productivity, and sustainability through integrating technology into their operations. Deeper integration of technology into equipment is a persistent market trend. These technologies are incorporated into products within each of our operating segments. We expect this trend to persist for the foreseeable future. Our Smart Industrial Operating Model and Leap Ambitions are intended to capitalize on this market trend. Engaged acres are an indicator we use to understand customer utilization of our technology. We continue to invest in a Solutions as a Service business model to increase technology adoption and utilization by our customers. Solutions as a Service products did not represent a significant percentage of our revenues in the periods presented.

Company Outlook for 2025

Agriculture and turf and construction equipment sales volumes during the remainder of 2025 are expected to continue to be lower than the prior year due to reduced demand.

Agriculture and Turf Outlook for 2025

●	Demand for large agricultural equipment in the U.S. and Canada is expected to decline due to high interest rates, elevated used inventory levels, and market uncertainty. Stable crop prices and the impact of U.S. government subsidies on farm incomes are expected to partially mitigate this decline.
●	We expect small agricultural equipment sales to be down from 2024 levels in the U.S. and Canada. Strong profitability is anticipated to continue in the small agricultural sector as dairy and livestock prices remain elevated and certain high value crops return to profitability; however, this is projected to be more than offset by restrained demand in the turf and compact utility tractor markets amid economic uncertainty and high interest rates.
●	Industry demand in Europe is forecasted to be down slightly. Farm fundamentals are improving, given strong dairy and livestock margins. Additionally, commodity prices and input costs have steadied along with an improving interest rate environment. This is projected to be offset by below-average yields in key markets.
●	Demand in South America is expected to be roughly flat. In Brazil, profitability from recovered corn and soybean crop yields, as well as high margins in coffee production, are expected to have a positive impact on sales. However, record crop production is likely to reduce commodity prices, and high interest rates continue to temper demand for equipment.
●	Industry sales in Asia are forecasted to be flat as the outlook for tractor sales in India improves.

Construction and Forestry Outlook for 2025

●	Construction equipment industry sales are forecasted to be down in the U.S. and Canada from 2024 levels. The decline is due to projections for single-family housing starts to moderate given macro uncertainty and high mortgage rates, while rental sales continue to soften and elevated interest rates continue to reduce multi-family and commercial real estate markets. These unfavorable factors are projected to be partially offset by high levels of U.S. government infrastructure spending.
●	Global forestry markets are expected to be flat to down as global market conditions remain challenged.
●	Global roadbuilding markets are forecasted to be generally flat, supported by strong end-market demand worldwide, along with improving sentiment throughout Europe.

Financial Services Outlook for 2025

Net Income	Up
+ Prior and current period special items	Favorable
+ Selling, administrative and general expenses	Favorable
(–) Financing spreads	Unfavorable

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

Global Trade Policies. In the second quarter of 2025, new tariffs were imposed in the U.S. for imports from a broad range of countries. Certain countries also implemented or proposed retaliatory tariffs on imports from the U.S. Trade policies are rapidly evolving causing uncertainty in the agriculture and construction industries.

Trade policies impact us in various ways. We are a net exporter of agriculture and turf equipment from the U.S. Nearly 80% of our domestic sales are assembled in the U.S., with the remaining products imported primarily from Europe, Mexico, India, and Japan. The current effective incremental tariffs have adversely affected the cost of components. Uncertainties surrounding trade policies may also result in supply chain disruptions and could impact the availability of raw materials and components. In addition, retaliatory tariffs by regions outside the U.S., currently in effect or adopted in the future, may impact the prices of our exported products and the profit realized from these exports. The direct impact of incremental tariffs incurred by us was approximately $95 in the second quarter of 2025, excluding the impact of tariffs on our suppliers and market demand. We are actively taking steps to limit potential impacts on our business.

Interest Rates. While interest rates in the U.S. decreased in the fourth quarter of 2024, they remain elevated. High rates impact us in several ways, primarily affecting the demand for our products and financing spreads for the financial services operations. The markets for our agriculture, turf, and construction products are negatively impacted by elevated interest rates and their effect on borrowing costs for our customers.

Changes in the agricultural market business cycle, global trade policies, and interest rates are driven by factors outside of our control, and as a result we cannot reasonably foresee when these conditions will fully subside.

Legal Proceeding – On January 15, 2025, the Federal Trade Commission (FTC), along with the Attorneys General of the States of Illinois and Minnesota filed a lawsuit against us in the United States District Court for the Northern District of Illinois Western Division. The Attorneys General of the States of Arizona, Michigan, and Wisconsin joined the lawsuit. The lawsuit alleges monopolization and unfair competition in violation of the federal and state antitrust laws. Plaintiffs seek a permanent injunction and other equitable relief to allow owners of our equipment, as well as independent repair providers, access to our repair tools and any other repair resources available to authorized John Deere dealers. At this stage, we are unable to estimate the potential impact on our business.

Other Items of Concern and Uncertainties – Other items that could impact our results are:

●	global and regional political conditions, including the ongoing war between Russia and Ukraine, the conflict between India and Pakistan, and the conflicts in the Middle East
●	shifts in energy, economic, tax and trade policies, and positions on government subsidies of farming
●	capital market disruptions

●	foreign currency and capital control policies
●	right to repair regulations and legislation
●	weather conditions
●	marketplace adoption and monetization of technologies we have invested in
●	our ability to strengthen our digital capabilities, automation, autonomy, and alternative power technologies
●	changes in demand and pricing for new and used equipment
●	delays or disruptions in our supply chain
●	significant fluctuations in foreign currency exchange rates
●	volatility in the prices of many commodities
●	slower economic growth

Consolidated Results – 2025 Compared with 2024

	Three Months Ended			Six Months Ended
Deere & Company	April 27	April 28%		April 27	April 28%
(In millions of dollars, except per share amounts)	2025	2024	Change	2025	2024	Change
Net sales and revenues	$12,763	$15,235	-16	$21,272	$27,420	-22
Net income attributable to Deere & Company	1,804	2,370	-24	2,673	4,121	-35
Diluted earnings per share	6.64	8.53		9.82	14.74

Net sales and revenues decreased for both the quarter and year-to-date periods primarily due to lower sales volumes. Net income and diluted EPS decreased primarily due to lower sales volumes and the unfavorable effects of foreign currency exchange, partially offset by lower production costs and discrete tax items in the first quarter of 2025 (see Note 21). The discussion of net sales and operating profit is included in the Business Segment Results below.

An explanation of the cost of sales to net sales ratio and other significant statement of consolidated income changes follows:

	Three Months Ended			Six Months Ended
	April 27	April 28%		April 27	April 28%
Deere & Company	2025	2024	Change	2025	2024	Change
Cost of sales to net sales	68.1%	67.3%		70.3%	67.9%
(–) Overhead costs		Unfavorable			Unfavorable
(–) Tariffs		Unfavorable			Unfavorable
+ Material costs		Favorable			Favorable

Increased due to higher overhead costs from production inefficiencies associated with lower volumes and higher tariffs, partially offset by reduced material costs, and lower employee profit-sharing incentives.

Other income	$238	$238		$485	$577	-16
Lower for the first six months primarily due to reduced international mutual funds investment income.

Research and development expenses	549	565	-3	1,075	1,098	-2
Largely unchanged due to continued focus on developing and incorporating technology solutions.

Selling, administrative and general expenses	1,197	1,265	-5	2,169	2,330	-7

Decreased for both periods mostly due to lower employee profit-sharing incentives, partially offset by a higher provision for credit losses. Additionally, the first six months includes the favorable impact of a reduced valuation allowance on Banco John Deere S.A. (BJD) assets (see Note 21).

Interest expense	784	836	-6	1,614	1,638	-1
Decreased for both periods primarily due to lower average borrowings and lower average borrowing rates.

Other operating expenses	287	295	-3	536	664	-19
Decreased for the first six months due to lower foreign currency exchange losses in the first quarter and higher pension benefits for both periods (see Note 6).

Provision for income taxes	539	751	-28	566	1,220	-54
Decreased for both periods as a result of lower pretax income. Additionally, the six months ended was impacted by the favorable impact of discrete tax adjustments (see Note 21).

Business Segment Results – 2025 Compared with 2024

The equipment operations segment results were impacted by incremental tariffs in 2025. The tariff costs were included in production costs and other items, and were offset by cost reductions in the same categories.

	Three Months Ended			Six Months Ended
	April 27	April 28%		April 27	April 28%
Production and Precision Agriculture	2025	2024	Change	2025	2024	Change
Net sales	$5,230	$6,581	-21	$8,297	$11,430	-27
Operating profit	1,148	1,650	-30	1,486	2,695	-45
Operating margin	22.0%	25.1%		17.9%	23.6%
Price realization			+1			+1
Currency translation impact on Net sales			-2			-2

Production and precision agriculture sales decreased for the quarter as a result of lower U.S. shipment volumes driven mainly by higher interest rates and used inventory levels. Operating profit decreased primarily due to lower shipment volumes / sales mix and unfavorable effects of foreign currency exchange. This was partially offset by decreased production costs from lower material costs and employee profit-sharing incentives, and price realization.

Production & Precision Agriculture Operating Profit

Second Quarter 2025 Compared to Second Quarter 2024

Sales for the first six months decreased as a result of lower shipment volumes (primarily in the U.S. and Europe). Operating profit for the first six months decreased due to lower shipment volumes / sales mix driven by higher interest rates and used inventory levels, partially offset by decreased production costs from lower material costs and employee profit-sharing incentives, and price realization.

Production & Precision Agriculture Operating Profit

First Six Months 2025 Compared to First Six Months 2024

	Three Months Ended			Six Months Ended
	April 27	April 28%		April 27	April 28%
Small Agriculture and Turf	2025	2024	Change	2025	2024	Change
Net sales	$2,994	$3,185	-6	$4,742	$5,610	-15
Operating profit	574	571	+1	698	897	-22
Operating margin	19.2%	17.9%		14.7%	16.0%
Price realization			+1			+1
Currency translation impact on Net sales						-1

Small agriculture and turf sales decreased for the quarter as a result of lower shipment volumes (primarily in the U.S., offset by India) driven mainly by economic uncertainties and higher interest rates, partially offset by price realization in the U.S. and Canada. Operating profit remained steady as favorable factors including lower production costs from lower material costs, lower warranty expenses, and price realization were offset by lower shipment volumes / sales mix.

Small Agriculture & Turf Operating Profit

Second Quarter 2025 Compared to Second Quarter 2024

Sales for the first six months decreased as a result of lower shipment volumes (primarily in the U.S. and Europe) driven mainly by economic uncertainties and higher interest rates. Operating profit for the first six months decreased primarily as a result of lower shipment volumes / sales mix, partially offset by decreased production costs driven by lower material costs, and price realization.

Small Agriculture & Turf Operating Profit

First Six Months 2025 Compared to First Six Months 2024

	Three Months Ended			Six Months Ended
	April 27	April 28%		April 27	April 28%
Construction and Forestry	2025	2024	Change	2025	2024	Change
Net sales	$2,947	$3,844	-23	$4,941	$7,057	-30
Operating profit	379	668	-43	444	1,234	-64
Operating margin	12.9%	17.4%		9.0%	17.5%
Price realization			-1			-1
Currency translation impact on Net sales						-1

Construction and forestry sales decreased for the quarter due to lower shipment volumes (primarily in the U.S. and Brazil) driven by economic uncertainties and elevated interest rates. Operating profit decreased primarily due to lower shipment volumes / sales mix and unfavorable price realization due to pressures from the competitive environment.

Construction & Forestry Operating Profit

Second Quarter 2025 Compared to Second Quarter 2024

Sales for the first six months decreased due to lower worldwide shipment volumes due to planned underproduction in the first quarter, economic uncertainties, and higher interest rates. Operating profit decreased primarily due to lower shipment volumes / sales mix and unfavorable price realization due to pressures from the competitive environment.

Construction & Forestry Operating Profit

First Six Months 2025 Compared to First Six Months 2024

	Three Months Ended			Six Months Ended
	April 27	April 28%		April 27	April 28%
Financial Services	2025	2024	Change	2025	2024	Change
Revenue (including intercompany)	$1,501	$1,588	-5	$3,074	$3,140	-2
Interest expense	721	780	-8	1,487	1,542	-4
Net income	161	162	-1	391	370	+6

The average balance of receivables and leases financed was 6% lower in the second quarter of 2025 and 4% lower in the first six months of 2025 compared with the same periods last year, primarily due to the deconsolidation of BJD in 2025 (see Note 20). Excluding the impact of BJD, revenue was flat in the second quarter of 2025 and increased slightly in the first six months of 2025.

Financial services net income in the second quarter of 2025 was flat compared with the same period last year due to less favorable financing spreads and a higher provision for credit losses, offset by lower selling, administrative, and general expenses and a reduction in derivative valuation adjustments. Excluding the impact of the BJD special item in 2025 (see Note 21), net income decreased in the first six months of 2025 due to a higher provision for credit losses and lower financing spreads, partially offset by lower selling, administrative, and general expenses and a reduction in derivative valuation adjustments.

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

We closely monitor our cash requirements. Based on the available sources of liquidity, we expect to meet our funding needs in the short term (next 12 months) and long term (beyond 12 months). We are forecasting lower operating cash flows from equipment operations in 2025 compared with 2024 driven by a decrease in net income adjusted for non-cash provisions.

We operate in multiple industries, which have unique funding requirements. The equipment operations are capital intensive. Historically, these operations have been subject to seasonal variations in financing requirements for inventories and receivables from dealers.

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolio. In the second quarter of 2025, the BJD business was deconsolidated (see Note 20). BJD assets and liabilities were reclassified to held for sale in the third quarter of 2024 and maintained that classification until the deconsolidation; they are not included within balances at year-end 2024.

Key metrics are provided in the following table:

	April 27	October 27	April 28
	2025	2024	2024
Cash, cash equivalents, and marketable securities	$9,263	$8,478	$6,647

Trade accounts and notes receivable – net	6,748	5,326	8,880
Ratio to prior 12 month’s net sales	17%	12%	17%

Inventories	7,870	7,093	8,443
Ratio to prior 12 month’s cost of sales	29%	23%	24%

Unused credit lines	4,866	6,474	2,787

Financial Services:
Ratio of interest-bearing debt to stockholder’s equity	8.7 to 1	8.1 to 1	8.7 to 1

The decrease in unused credit lines during the first six months of 2025 relates to an increase in commercial paper outstanding partially offset by an increase in bank lines of credit. The increase in unused credit lines compared to a year ago was due to a decrease in commercial paper outstanding and an increase in bank lines of credit.

There have been no material changes to the contractual obligations and other cash requirements identified in our most recently filed Annual Report on Form 10-K.

Cash Flows

	Six Months Ended
	April 27, 2025	April 28, 2024
Net cash provided by operating activities	$568	$944
Net cash provided by (used for) investing activities	779	(1,670)
Net cash used for financing activities	(821)	(1,162)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	20	(5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$546	$(1,893)

Cash inflows from consolidated operating activities in the first six months of 2025 were $568. This resulted mainly from net income adjusted for non-cash provisions, partially offset by an increase in receivables related to sales, an increase in inventories, employee profit-sharing incentives, an OPEB contribution, and a reduction in dealer sales incentive accruals. Cash inflows from investing activities were $779 in the first six months of this year. The primary drivers were collections of receivables (excluding receivables related to sales) exceeding the cost of receivables acquired, partially offset by purchases of property and equipment. Cash outflows from financing activities were $821 in the first six months of 2025, as cash returned to shareholders was partially offset by higher external borrowings. Cash returned to shareholders was $1,681 in the first six months of 2025. Cash, cash equivalents, and restricted cash increased $546 during the first six months of 2025.

Key Metrics and Balance Sheet Changes

Trade Accounts and Notes Receivable. Trade accounts and notes receivable arise from sales of goods to customers. Trade receivables increased $1,422 during the first six months of 2025, primarily due to a seasonal increase. These receivables decreased $2,132 compared to a year ago due to lower sales volumes. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 7% at April 27, 2025, 6% at October 27, 2024, and 2% at April 28, 2024.

Financing Receivables and Equipment on Operating Leases. Financing receivables and equipment on operating leases consist of retail notes originated in connection with financing of new and used equipment, operating leases, revolving charge accounts, sales-type and direct financing leases, and wholesale notes. Financing receivables and equipment on operating leases decreased $2,353 during the first six months of 2025, primarily due to lower retail customer receivables, seasonal payments, and a decline in wholesale notes. Financing receivables and equipment on operating leases decreased $1,375 in the past 12 months due to the sale of 50% ownership in BJD and deconsolidation of related receivables in the second quarter of 2025 (see Note 20). Excluding the related BJD receivables from April 28, 2024 balances, financing receivables and equipment on operating leases increased $1,589 due to higher retail customer receivables and wholesale notes. Total acquisition volumes of financing receivables and equipment on operating leases were 17% lower in the first six months of 2025, compared with the same period last year excluding BJD receivables, as volumes of wholesale notes, retail notes, operating leases, and financing leases were lower, while revolving charge accounts were higher compared to the same period last year.

Inventories. Inventories increased by $777 during the first six months of 2025 primarily due to a seasonal increase, and decreased by $573 compared to a year ago due to lower forecasted shipment volumes. A majority of these inventories are valued on the last-in, first out (LIFO) method.

Property and Equipment. Property and equipment cash expenditures in the first six months of 2025 were $555 compared with $719 in the same period last year. Capital expenditures in 2025 are estimated to be approximately $1,430.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $1,198 in the first six months of 2025, primarily due to a decrease in accrued expenses associated with employee benefits and dealer sales discounts. Accounts payable and accrued expenses decreased $1,264 compared to a year ago due to a decrease in accrued expenses associated with derivative liabilities, employee benefits, and warranty liabilities, and a decrease in accounts payable associated with trade payables.

Borrowings. Total external borrowings increased by $1,128 in the first six months of 2025 and increased $684 compared to a year ago, which contributed to higher cash, cash equivalents, and restricted cash balances. The change in borrowings compared to a year ago was also impacted by the sale of 50% ownership in BJD and deconsolidation of related borrowings in the second quarter of 2025 (see Note 20). BJD borrowings at year-end were included in “Liabilities held for sale.”

John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 9). The facility has an expiration in November 2025 and total capacity or “financing limit” of $2,500. At April 27, 2025, $1,643 of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.

In the first six months of 2025, the financial services operations issued $1,480 and retired $2,351 of retail note securitization borrowings, which are presented in “Net proceeds (payments) in short-term borrowings (original maturities three months or less).”

Lines of Credit. We have access to bank lines of credit with various banks throughout the world.

Worldwide lines of credit totaled $11.9 billion at April 27, 2025, consisting primarily of:

●	a 364-day credit facility agreement of $5.0 billion expiring in the second quarter of 2026
●	a credit facility agreement of $3.25 billion expiring in the second quarter of 2028
●	a credit facility agreement of $3.25 billion expiring in the second quarter of 2030

At April 27, 2025, $4,866 of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings were considered to constitute utilization. These credit agreements require Capital Corporation and other parts of our business to maintain certain performance metrics and liquidity targets. All requirements in the credit agreements have been met during the periods included in the financial statements.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including in the section entitled “Overview,” “Trends and Economic Conditions,” and “Condensed Notes to Interim Consolidated Financial Statements” relating to future events, expectations, and trends constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 and involve factors that are subject to change, assumptions, risks, and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect all lines of our operations generally while others could more heavily affect a particular line of business.

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	government policies and actions with respect to the global trade environment including increased and proposed tariffs announced by the U.S. government, any potential retaliatory trade regulations, tariffs and policies and the uncertainty of our ability to sell products domestically or internationally, continue production at certain international facilities, procure raw materials and components, accurately forecast demand and inventory, manage increased costs of production, absorb or pass on increased pricing, accurately predict financial results and industry trends, and remain competitive based on these trade actions, policies, and general economic uncertainty;

●	the agricultural business cycle, which can be unpredictable and is affected by factors such as world grain stocks, harvest yields, available farm acres, acreage planted, soil conditions, prices for commodities and livestock, input costs, availability of transport for crops as well as adverse macroeconomic conditions, including unemployment, inflation, interest rate volatility, changes in consumer practices due to slower economic growth or a recession and regional or global liquidity constraints;
●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for our products and solutions;
●	our ability to adapt in highly competitive markets, including understanding and meeting customers’ changing expectations for products and solutions, including delivery and utilization of precision technology;
●	housing starts and supply, real estate and housing prices, levels of public and non-residential construction, and infrastructure investment;
●	political, economic, and social instability of the geographies in which we operate, including the ongoing war between Russia and Ukraine, the conflict between India and Pakistan, and the conflicts in the Middle East;
●	worldwide demand for food and different forms of renewable energy impacting the price of farm commodities and consequently the demand for our equipment;
●	investigations, claims, lawsuits, or other legal proceedings, including the lawsuit filed by the Federal Trade Commission (FTC) and the Attorneys General of the States of Arizona, Illinois, Michigan, Minnesota, and Wisconsin alleging that we unlawfully withheld self-repair capabilities from farmers and independent repair providers;
●	delays or disruptions in our supply chain;
●	changes in climate patterns, unfavorable weather events, and natural disasters;
●	availability and price of raw materials, components, and whole goods;
●	suppliers’ and manufacturers’ business practices and compliance with laws applicable to topics such as human rights, safety, environmental, and fair wages;
●	loss of or challenges to intellectual property rights;
●	rationalization, restructuring, relocation, expansion, and/or reconfiguration of manufacturing and warehouse facilities;
●	the ability to execute business strategies, including our Smart Industrial Operating Model and Leap Ambitions;
●	accurately forecasting customer demand for products and services and adequately managing inventory;
●	dealer practices and their ability to manage inventory and distribution of our products, and to provide support and service for precision technology solutions;
●	the ability to realize anticipated benefits of acquisitions and joint ventures, including challenges with successfully integrating operations and internal control processes;
●	negative claims or publicity that damage our reputation or brand;
●	the ability to attract, develop, engage, and retain qualified employees;
●	the impact of workforce reductions on company culture, employee retention and morale, and institutional knowledge;
●	labor relations and contracts, including work stoppages and other disruptions;
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to our information technology infrastructure and products;
●	leveraging artificial intelligence and machine learning within our business processes;
●	changes to governmental communications channels (radio frequency technology);
●	changes to existing laws and regulations, including the implementation of new, more stringent laws, as well as compliance with a variety of U.S., foreign, and international laws, regulations, and policies relating to, but not limited to the following: advertising, anti-bribery and anti-corruption, anti-money laundering, antitrust, consumer finance, cybersecurity, data privacy, encryption, environmental (including climate change and engine emissions), farming, health and safety, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, human rights, import / export and trade, tariffs, labor and employment, product liability, telematics, and telecommunications;
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy; and
●	warranty claims, post-sales repairs or recalls, product liability litigation, and regulatory investigations as a result of the deficient operation of our products.

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENTS OF INCOME
For the Three Months Ended April 27, 2025 and April 28, 2024
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2025	2024	2025	2024	2025	2024	2025	2024
Net Sales and Revenues
Net sales	$11,171	$13,610					$11,171	$13,610
Finance and interest income	108	129	$1,380	$1,496	$(134)	$(238)	1,354	1,387	[1]
Other income	187	198	121	92	(70)	(52)	238	238	[2,3,4]
Total	11,466	13,937	1,501	1,588	(204)	(290)	12,763	15,235

Costs and Expenses
Cost of sales	7,617	9,164			(8)	(7)	7,609	9,157	[4]
Research and development expenses	549	565					549	565
Selling, administrative and general expenses	961	1,007	238	260	(2)	(2)	1,197	1,265	[4]
Interest expense	94	114	721	780	(31)	(58)	784	836	[1]
Interest compensation to Financial Services	103	180			(103)	(180)			[1]
Other operating expenses	12	1	335	337	(60)	(43)	287	295	[3,4,5]
Total	9,336	11,031	1,294	1,377	(204)	(290)	10,426	12,118

Income before Income Taxes	2,130	2,906	207	211			2,337	3,117
Provision for income taxes	490	700	49	51			539	751

Income after Income Taxes	1,640	2,206	158	160			1,798	2,366
Equity in income of unconsolidated affiliates			3	2			3	2

Net Income	1,640	2,206	161	162			1,801	2,368
Less: Net loss attributable to noncontrolling interests	(3)	(2)					(3)	(2)
Net Income Attributable to Deere & Company	$1,643	$2,208	$161	$162			$1,804	$2,370

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF INCOME
For the Six Months Ended April 27, 2025 and April 28, 2024
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2025	2024	2025	2024	2025	2024	2025	2024
Net Sales and Revenues
Net sales	$17,980	$24,097					$17,980	$24,097
Finance and interest income	217	285	$2,835	$2,929	$(245)	$(468)	2,807	2,746	[1]
Other income	391	487	239	211	(145)	(121)	485	577	[2,3,4]
Total	18,588	24,869	3,074	3,140	(390)	(589)	21,272	27,420

Costs and Expenses
Cost of sales	12,662	16,371			(16)	(14)	12,646	16,357	[4]
Research and development expenses	1,075	1,098					1,075	1,098
Selling, administrative and general expenses	1,761	1,882	412	453	(4)	(5)	2,169	2,330	[4]
Interest expense	178	223	1,487	1,542	(51)	(127)	1,614	1,638	[1]
Interest compensation to Financial Services	194	341			(194)	(341)			[1]
Other operating expenses	(38)	91	699	675	(125)	(102)	536	664	[3,4,5]
Total	15,832	20,006	2,598	2,670	(390)	(589)	18,040	22,087

Income before Income Taxes	2,756	4,863	476	470			3,232	5,333
Provision for income taxes	477	1,117	89	103			566	1,220

Income after Income Taxes	2,279	3,746	387	367			2,666	4,113
Equity in income (loss) of unconsolidated affiliates	(3)		4	3			1	3

Net Income	2,276	3,746	391	370			2,667	4,116
Less: Net loss attributable to noncontrolling interests	(6)	(5)					(6)	(5)
Net Income Attributable to Deere & Company	$2,282	$3,751	$391	$370			$2,673	$4,121

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEETS
Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	Apr 27	Oct 27	Apr 28	Apr 27	Oct 27	Apr 28	Apr 27	Oct 27	Apr 28	Apr 27	Oct 27	Apr 28
	2025	2024	2024	2025	2024	2024	2025	2024	2024	2025	2024	2024
Assets
Cash and cash equivalents	$6,331	$5,615	$3,800	$1,660	$1,709	$1,753				$7,991	$7,324	$5,553
Marketable securities	139	125	148	1,133	1,029	946				1,272	1,154	1,094
Receivables from Financial Services	2,497	3,043	4,480				$(2,497)	$(3,043)	$(4,480)				[6]
Trade accounts and notes receivable – net	1,429	1,257	1,320	7,406	6,225	10,263	(2,087)	(2,156)	(2,703)	6,748	5,326	8,880	[7]
Financing receivables – net	82	78	80	42,947	44,231	45,198				43,029	44,309	45,278
Financing receivables securitized – net	2	2		7,763	8,721	7,262				7,765	8,723	7,262
Other receivables	2,009	2,193	1,822	1,009	427	760	(43)	(75)	(47)	2,975	2,545	2,535	[7]
Equipment on operating leases – net				7,336	7,451	6,965				7,336	7,451	6,965
Inventories	7,870	7,093	8,443							7,870	7,093	8,443
Property and equipment – net	7,523	7,546	6,999	32	34	35				7,555	7,580	7,034
Goodwill	4,094	3,959	3,936							4,094	3,959	3,936
Other intangible assets – net	964	999	1,064							964	999	1,064
Retirement benefits	3,046	2,839	2,980	89	83	77	(2)	(1)	(1)	3,133	2,921	3,056	[8]
Deferred income taxes	2,377	2,262	2,210	42	43	71	(331)	(219)	(345)	2,088	2,086	1,936	[9]
Other assets	2,349	2,194	2,105	1,152	715	504	(18)	(3)	(17)	3,483	2,906	2,592
Assets held for sale					2,944						2,944
Total Assets	$40,712	$39,205	$39,387	$70,569	$73,612	$73,834	$(4,978)	$(5,497)	$(7,593)	$106,303	$107,320	$105,628

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$241	$911	$1,055	$15,707	$12,622	$16,644				$15,948	$13,533	$17,699
Short-term securitization borrowings	1	2		7,561	8,429	6,976				7,562	8,431	6,976
Payables to Equipment Operations				2,497	3,043	4,480	$(2,497)	$(3,043)	$(4,480)				[6]
Accounts payable and accrued expenses	12,180	13,534	13,771	3,313	3,243	3,605	(2,148)	(2,234)	(2,767)	13,345	14,543	14,609	[7]
Deferred income taxes	405	434	421	422	263	415	(331)	(219)	(345)	496	478	491	[9]
Long-term borrowings	8,685	6,603	6,575	34,126	36,626	34,387				42,811	43,229	40,962
Retirement benefits and other liabilities	1,695	2,250	1,995	70	105	111	(2)	(1)	(1)	1,763	2,354	2,105	[8]
Liabilities held for sale					1,827						1,827
Total liabilities	23,207	23,734	23,817	63,696	66,158	66,618	(4,978)	(5,497)	(7,593)	81,925	84,395	82,842

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	83	82	98							83	82	98

Stockholders’ Equity
Total Deere & Company stockholders’ equity	24,287	22,836	22,684	6,873	7,454	7,216	(6,873)	(7,454)	(7,216)	24,287	22,836	22,684	[10]
Noncontrolling interests	8	7	4							8	7	4
Financial Services’ equity	(6,873)	(7,454)	(7,216)				6,873	7,454	7,216				[10]
Adjusted total stockholders’ equity	17,422	15,389	15,472	6,873	7,454	7,216				24,295	22,843	22,688
Total Liabilities and Stockholders’ Equity	$40,712	$39,205	$39,387	$70,569	$73,612	$73,834	$(4,978)	$(5,497)	$(7,593)	$106,303	$107,320	$105,628

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF CASH FLOWS
For the Six Months Ended April 27, 2025 and April 28, 2024
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2025	2024	2025	2024	2025	2024	2025	2024
Cash Flows from Operating Activities
Net income	$2,276	$3,746	$391	$370			$2,667	$4,116
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11	10	163	121			174	131
Provision for depreciation and amortization	643	608	529	509	$(68)	$(72)	1,104	1,045	[11]
Impairments and other adjustments			(32)				(32)
Share-based compensation expense					54	104	54	104	[12]
Distributed earnings of Financial Services	984	247			(984)	(247)			[13]
Provision (credit) for deferred income taxes	(153)	(74)	164	(46)			11	(120)
Changes in assets and liabilities:
Receivables related to sales	(185)	(58)			(884)	(2,411)	(1,069)	(2,469)	[14,16]
Inventories	(691)	(300)			(81)	(109)	(772)	(409)	[15]
Accounts payable and accrued expenses	(1,069)	(1,012)	102	147	69	(435)	(898)	(1,300)	[16]
Accrued income taxes payable/receivable	(77)	(20)	(70)	(9)			(147)	(29)
Retirement benefits	(753)	(205)	(41)	(3)			(794)	(208)
Other	59	89	224	65	(13)	(71)	270	83	[11,12,15]
Net cash provided by operating activities	1,045	3,031	1,430	1,154	(1,907)	(3,241)	568	944

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			14,684	14,175	(336)	(472)	14,348	13,703	[14]
Proceeds from maturities and sales of marketable securities	18	58	227	142			245	200
Proceeds from sales of equipment on operating leases			1,001	1,011			1,001	1,011
Cost of receivables acquired (excluding receivables related to sales)			(12,875)	(14,238)	131	147	(12,744)	(14,091)	[14]
Purchases of marketable securities	(20)	(226)	(327)	(206)			(347)	(432)
Purchases of property and equipment	(555)	(718)		(1)			(555)	(719)
Cost of equipment on operating leases acquired			(1,363)	(1,516)	109	147	(1,254)	(1,369)	[15]
Decrease in investment in Financial Services		10				(10)			[17]
Increase in trade and wholesale receivables			(1,019)	(3,171)	1,019	3,171			[14]
Collections of receivables from unconsolidated affiliates	183		51				234
Collateral on derivatives – net	3		24	96			27	96
Other	(72)	(68)	(104)	(2)		1	(176)	(69)
Net cash provided by (used for) investing activities	(443)	(944)	299	(3,710)	923	2,984	779	(1,670)

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	65	189	486	(131)			551	58
Change in intercompany receivables/payables	428	31	(428)	(31)
Proceeds from borrowings issued (original maturities greater than three months)	2,043	34	3,113	10,155			5,156	10,189
Payments of borrowings (original maturities greater than three months)	(766)	(1,012)	(4,071)	(7,127)			(4,837)	(8,139)
Repurchases of common stock	(838)	(2,422)					(838)	(2,422)
Capital returned to Equipment Operations				(10)		10			[17]
Dividends paid	(843)	(796)	(984)	(247)	984	247	(843)	(796)	[13]
Other	(4)	(27)	(6)	(25)			(10)	(52)
Net cash provided by (used for) financing activities	85	(4,003)	(1,890)	2,584	984	257	(821)	(1,162)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	22		(2)	(5)			20	(5)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	709	(1,916)	(163)	23			546	(1,893)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5,643	5,755	1,990	1,865			7,633	7,620
Cash, Cash Equivalents, and Restricted Cash at End of Period	$6,352	$3,839	$1,827	$1,888			$8,179	$5,727

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$6,331	$3,800	$1,660	$1,753			$7,991	$5,553
Restricted cash (Other assets)	21	39	167	135			188	174
Total Cash, Cash Equivalents, and Restricted Cash	$6,352	$3,839	$1,827	$1,888			$8,179	$5,727

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

Item 4.CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of April 27, 2025, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the second quarter of 2025, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

On January 15, 2025, the Federal Trade Commission (FTC), along with the Attorneys General of the States of Illinois and Minnesota, filed a lawsuit against us in the United States District Court for the Northern District of Illinois Western Division. The Attorneys General of the States of Arizona, Michigan, and Wisconsin then joined the lawsuit. The lawsuit alleges monopolization and unfair competition in violation of federal and state antitrust laws. Plaintiffs seek a permanent injunction and other equitable relief to allow owners of our equipment, as well as independent repair providers, access to our repair tools and any other repair resources available to authorized John Deere dealers. On March 17, 2025, we filed a motion to dismiss the lawsuit, and the FTC filed a response on April 28, 2025. We filed a reply on May 28, 2025. A hearing on this motion has not yet been scheduled. At this stage we are unable to predict the outcome or impact of this matter on our business and financial results.

In addition to the above, the most prevalent legal claims relate to product liability (including asbestos-related liability), employment, patent, trademark, and antitrust matters (including class action litigation).

Item 1A.Risk Factors

There have been no material changes to the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended October 27, 2024, except as set forth below:

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of our common stock during the second quarter of 2025 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Per Share	(thousands)	(millions)
Jan 27 to Feb 23	281	$480.30	281	18.4
Feb 24 to Mar 23	306	482.65	306	18.1
Mar 24 to Apr 27	169	471.67	169	17.9
Total	756		756
(1)	We have a share repurchase plan that was announced in December 2022 to purchase up to $18.0 billion of shares of our common stock. The maximum number of shares that may yet be purchased under this plan was 17.9 million based on the closing price of our common stock on the New York Stock Exchange as of the end of the second quarter of 2025 of $459.30 per share. At the end of the second quarter of 2025, $8.2 billion of common stock remained to be purchased under this plan.

Sales of Unregistered Equity Securities

During the second quarter of 2025, we issued 3,850 deferred stock units under the Deere & Company Nonemployee Director Stock Ownership Plan (“NEDSOP”) to our nonemployee directors for their service on our Board of Directors. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in the plan. Deferred stock units and shares of common stock issued under the NEDSOP are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of the SEC’s Regulation D thereunder.

On February 27, 2025, we distributed 21,493 shares of common stock to a participant account under the NEDSOP.

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

10.1

364-Day Credit Agreement, dated March 24, 2025, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.2

2028 Credit Agreement, dated March 24, 2025, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.3

2030 Credit Agreement, dated March 24, 2025, among the registrant, John Deere Capital Corporation, John Deere Bank, S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent

10.4	Form of Terms and Conditions for John Deere Nonqualified Stock Options granted fiscal 2025

10.5	Form of Terms and Conditions for John Deere Restricted Stock Units granted fiscal 2025

10.6	Form of Terms and Conditions for John Deere Performance Stock Units granted fiscal 2025

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications (furnished herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	May 29, 2025	By:	/s/ Joshua A. Jepsen
Joshua A. Jepsen Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)