Form 10-Q
period 2025-07-27
DEERE & CO
filed 2025-08-28
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2025

or

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

Yes ☐ No ☒

At July 27, 2025, 270,329,392 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED INCOME
For the Three and Nine Months Ended July 27, 2025 and July 28, 2024
(In millions of dollars and shares except per share amounts) Unaudited
	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Net Sales and Revenues
Net sales	$10,357	$11,387	$28,338	$35,484
Finance and interest income	1,426	1,461	4,233	4,207
Other income	235	304	719	881
Total	12,018	13,152	33,290	40,572

Costs and Expenses
Cost of sales	7,570	7,848	20,215	24,205
Research and development expenses	556	567	1,631	1,664
Selling, administrative and general expenses	1,217	1,278	3,387	3,608
Interest expense	794	840	2,408	2,478
Other operating expenses	281	264	817	930
Total	10,418	10,797	28,458	32,885

Income of Consolidated Group before Income Taxes	1,600	2,355	4,832	7,687
Provision for income taxes	339	625	905	1,845

Income of Consolidated Group	1,261	1,730	3,927	5,842
Equity in income of unconsolidated affiliates	10	1	11	4

Net Income	1,271	1,731	3,938	5,846
Less: Net loss attributable to noncontrolling interests	(18)	(3)	(24)	(9)
Net Income Attributable to Deere & Company	$1,289	$1,734	$3,962	$5,855

Per Share Data
Basic	$4.76	$6.32	$14.61	$21.13
Diluted	4.75	6.29	14.57	21.04
Dividends declared	1.62	1.47	4.86	4.41
Dividends paid	1.62	1.47	4.71	4.29

Average Shares Outstanding
Basic	270.7	274.5	271.1	277.1
Diluted	271.4	275.6	271.9	278.2

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three and Nine Months Ended July 27, 2025 and July 28, 2024
(In millions of dollars) Unaudited
	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Net Income	$1,271	$1,731	$3,938	$5,846

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(22)	(21)	(17)	(129)
Cumulative translation adjustment	311	(170)	611	(113)
Unrealized gain (loss) on derivatives	8	(29)	(1)	(36)
Unrealized gain on debt securities	3	23	12	24
Other Comprehensive Income (Loss), Net of Income Taxes	300	(197)	605	(254)

Comprehensive Income	1,571	1,534	4,543	5,592
Less: Comprehensive loss attributable to noncontrolling interests	(16)	(3)	(18)	(8)
Comprehensive Income Attributable to Deere & Company	$1,587	$1,537	$4,561	$5,600

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars) Unaudited
	July 27	October 27	July 28
	2025	2024	2024
Assets
Cash and cash equivalents	$8,580	$7,324	$7,004
Marketable securities	1,407	1,154	1,140
Trade accounts and notes receivable – net	6,103	5,326	7,469
Financing receivables – net	43,930	44,309	43,896
Financing receivables securitized – net	7,948	8,723	8,274
Other receivables	2,826	2,545	2,270
Equipment on operating leases – net	7,512	7,451	7,118
Inventories	7,713	7,093	7,696
Property and equipment – net	7,713	7,580	7,092
Goodwill	4,209	3,959	3,960
Other intangible assets – net	926	999	1,030
Retirement benefits	3,182	2,921	3,126
Deferred income taxes	2,209	2,086	1,898
Other assets	3,559	2,906	2,903
Assets held for sale		2,944	2,965
Total Assets	$107,817	$107,320	$107,841

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$14,607	$13,533	$15,294
Short-term securitization borrowings	7,610	8,431	7,869
Accounts payable and accrued expenses	13,582	14,543	14,397
Deferred income taxes	489	478	481
Long-term borrowings	44,429	43,229	42,692
Retirement benefits and other liabilities	1,836	2,354	2,156
Liabilities held for sale		1,827	1,803
Total liabilities	82,553	84,395	84,692

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	84	82	84

Stockholders’ Equity
Common stock, $1 par value (issued shares at July 27, 2025 – 536,431,204)	5,620	5,489	5,441
Common stock in treasury	(36,361)	(35,349)	(34,570)
Retained earnings	59,023	56,402	55,559
Accumulated other comprehensive income (loss)	(3,107)	(3,706)	(3,368)
Total Deere & Company stockholders’ equity	25,175	22,836	23,062
Noncontrolling interests	5	7	3
Total stockholders’ equity	25,180	22,843	23,065
Total Liabilities and Stockholders’ Equity	$107,817	$107,320	$107,841

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended July 27, 2025 and July 28, 2024
(In millions of dollars) Unaudited
	2025	2024
Cash Flows from Operating Activities
Net income	$3,938	$5,846
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	258	222
Provision for depreciation and amortization	1,668	1,598
Impairments and other adjustments	29	53
Share-based compensation expense	104	159
Credit for deferred income taxes	(102)	(125)
Changes in assets and liabilities:
Receivables related to sales	(494)	(2,446)
Inventories	(526)	234
Accounts payable and accrued expenses	(717)	(1,015)
Accrued income taxes payable/receivable	(147)	31
Retirement benefits	(813)	(246)
Other	266	(172)
Net cash provided by operating activities	3,464	4,139

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	19,712	19,143
Proceeds from maturities and sales of marketable securities	359	333
Proceeds from sales of equipment on operating leases	1,408	1,451
Cost of receivables acquired (excluding receivables related to sales)	(18,962)	(21,113)
Acquisitions of businesses, net of cash acquired	(89)
Purchases of marketable securities	(598)	(572)
Purchases of property and equipment	(852)	(1,043)
Cost of equipment on operating leases acquired	(2,009)	(2,165)
Collections of receivables from unconsolidated affiliates	334
Collateral on derivatives – net	127	390
Other	(231)	(95)
Net cash used for investing activities	(801)	(3,671)

Cash Flows from Financing Activities
Net payments in short-term borrowings (original maturities three months or less)	(2,060)	(992)
Proceeds from borrowings issued (original maturities greater than three months)	10,707	15,512
Payments of borrowings (original maturities greater than three months)	(7,743)	(10,792)
Repurchases of common stock	(1,136)	(3,227)
Dividends paid	(1,282)	(1,202)
Other	(43)	(88)
Net cash used for financing activities	(1,557)	(789)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	108	(6)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,214	(327)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	7,633	7,620
Cash, Cash Equivalents, and Restricted Cash at End of Period	$8,847	$7,293

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$8,580	$7,004
Cash, cash equivalents, and restricted cash (Assets held for sale)		108
Restricted cash (Other assets)	267	181
Total Cash, Cash Equivalents, and Restricted Cash	$8,847	$7,293

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended July 27, 2025 and July 28, 2024
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest
Three Months Ended July 28, 2024
Balance April 28, 2024	$22,688	$5,391	$(33,764)	$54,228	$(3,171)	$4	$98
Net income (loss)	1,734			1,734			(3)
Other comprehensive loss	(197)				(197)
Repurchases of common stock	(812)		(812)
Treasury shares reissued	6		6
Dividends declared	(404)			(403)		(1)
Noncontrolling interest redemption (Note 21)							(10)
Share based awards and other	50	50					(1)
Balance July 28, 2024	$23,065	$5,441	$(34,570)	$55,559	$(3,368)	$3	$84

Nine Months Ended July 28, 2024
Balance October 29, 2023	$21,789	$5,303	$(31,335)	$50,931	$(3,114)	$4	$97
Net income (loss)	5,856			5,855		1	(10)
Other comprehensive income (loss)	(254)				(254)		1
Repurchases of common stock	(3,257)		(3,257)
Treasury shares reissued	22		22
Dividends declared	(1,223)			(1,221)		(2)
Noncontrolling interest redemption (Note 21)							(10)
Share based awards and other	132	138		(6)			6
Balance July 28, 2024	$23,065	$5,441	$(34,570)	$55,559	$(3,368)	$3	$84

Three Months Ended July 27, 2025
Balance April 27, 2025	$24,295	$5,565	$(36,064)	$58,191	$(3,405)	$8	$83
Net income (loss)	1,290			1,289		1	(19)
Other comprehensive income	298				298		2
Repurchases of common stock	(301)		(301)
Treasury shares reissued	4		4
Dividends declared	(439)			(439)
Share based awards and other	33	55		(18)		(4)	18
Balance July 27, 2025	$25,180	$5,620	$(36,361)	$59,023	$(3,107)	$5	$84

Nine Months Ended July 27, 2025
Balance October 27, 2024	$22,843	$5,489	$(35,349)	$56,402	$(3,706)	$7	$82
Net income (loss)	3,963			3,962		1	(25)
Other comprehensive income	599				599		6
Repurchases of common stock	(1,047)		(1,047)
Treasury shares reissued	35		35
Dividends declared	(1,320)			(1,320)
Share based awards and other	107	131		(21)		(3)	21
Balance July 27, 2025	$25,180	$5,620	$(36,361)	$59,023	$(3,107)	$5	$84

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

We use a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal years 2025 and 2024 were July 27, 2025 and July 28, 2024, respectively. Both quarters contained 13 weeks, while both year-to-date periods contained 39 weeks. Fiscal year 2025 will contain 53 weeks, with the additional week occurring in the fourth quarter. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years generally ending in October and the associated periods in those fiscal years.

All amounts are presented in millions of dollars unless otherwise specified. Certain prior period amounts have been reclassified to conform to current period presentation.

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

Our carrying value of receivables from and investments in BJD and maximum exposure to loss at July 27, 2025 follows:

July 27
2025
Receivables from unconsolidated affiliates – "Other receivables"	$516
Investments in unconsolidated affiliates – "Other assets"	395
Carrying value of assets related to VIE	911
Guarantees	153
Maximum exposure to loss	$1,064

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

No. 2023-05 — Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement
No. 2022-03 — Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

Accounting Pronouncements to be Adopted

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on short-term receivables from sales transactions. The ASU will be effective for us beginning with our interim reporting for fiscal year 2027, with early adoption permitted. We are assessing the effect of this update on our financial results.

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
No. 2023-06 — Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative

(3)  Revenue Recognition

Our net sales and revenues by primary geographic market, major product line, and timing of revenue recognition follow:

	Three Months Ended July 27, 2025
	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$1,684	$1,537	$1,687	$1,100	$6,008
Canada	335	148	222	190	895
Western Europe	677	757	550	45	2,029
Central Europe and CIS	301	130	103	2	536
Latin America	1,055	124	252	28	1,459
Asia, Africa, Oceania, and Middle East	332	393	313	53	1,091
Total	$4,384	$3,089	$3,127	$1,418	$12,018

Major product lines:
Production agriculture	$4,183				$4,183
Small agriculture		$2,189			2,189
Turf		760			760
Construction			$1,207		1,207
Compact construction			491		491
Roadbuilding			1,013		1,013
Forestry			292		292
Financial products	66	37	23	$1,418	1,544
Other	135	103	101		339
Total	$4,384	$3,089	$3,127	$1,418	$12,018

Revenue recognized:
At a point in time	$4,270	$3,032	$3,085	$36	$10,423
Over time	114	57	42	1,382	1,595
Total	$4,384	$3,089	$3,127	$1,418	$12,018

	Nine Months Ended July 27, 2025
	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$5,752	$4,112	$4,517	$3,257	$17,638
Canada	1,345	380	531	549	2,805
Western Europe	1,566	1,776	1,391	132	4,865
Central Europe and CIS	607	268	261	9	1,145
Latin America	2,765	320	677	165	3,927
Asia, Africa, Oceania, and Middle East	849	1,086	814	161	2,910
Total	$12,884	$7,942	$8,191	$4,273	$33,290

Major product lines:
Production agriculture	$12,321				$12,321
Small agriculture		$5,387			5,387
Turf		2,180			2,180
Construction			$3,159		3,159
Compact construction			1,358		1,358
Roadbuilding			2,558		2,558
Forestry			772		772
Financial products	177	95	60	$4,273	4,605
Other	386	280	284		950
Total	$12,884	$7,942	$8,191	$4,273	$33,290

Revenue recognized:
At a point in time	$12,575	$7,789	$8,080	$99	$28,543
Over time	309	153	111	4,174	4,747
Total	$12,884	$7,942	$8,191	$4,273	$33,290

	Three Months Ended July 28, 2024
	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$2,839	$1,824	$1,967	$1,076	$7,706
Canada	489	207	183	191	1,070
Western Europe	522	542	432	64	1,560
Central Europe and CIS	201	70	106	12	389
Latin America	841	125	305	94	1,365
Asia, Africa, Oceania, and Middle East	350	360	300	52	1,062
Total	$5,242	$3,128	$3,293	$1,489	$13,152

Major product lines:
Production agriculture	$5,038				$5,038
Small agriculture		$2,168			2,168
Turf		825			825
Construction			$1,308		1,308
Compact construction			643		643
Roadbuilding			961		961
Forestry			269		269
Financial products	65	33	8	$1,489	1,595
Other	139	102	104		345
Total	$5,242	$3,128	$3,293	$1,489	$13,152

Revenue recognized:
At a point in time	$5,143	$3,084	$3,269	$35	$11,531
Over time	99	44	24	1,454	1,621
Total	$5,242	$3,128	$3,293	$1,489	$13,152

	Nine Months Ended July 28, 2024
	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$9,441	$5,011	$6,563	$3,041	$24,056
Canada	1,475	492	635	538	3,140
Western Europe	1,684	1,747	1,263	144	4,838
Central Europe and CIS	655	223	291	28	1,197
Latin America	2,510	326	895	346	4,077
Asia, Africa, Oceania, and Middle East	1,199	1,074	829	162	3,264
Total	$16,964	$8,873	$10,476	$4,259	$40,572

Major product lines:
Production agriculture	$16,336				$16,336
Small agriculture		$5,984			5,984
Turf		2,491			2,491
Construction			$4,528		4,528
Compact construction			1,964		1,964
Roadbuilding			2,804		2,804
Forestry			832		832
Financial products	164	91	43	$4,259	4,557
Other	464	307	305		1,076
Total	$16,964	$8,873	$10,476	$4,259	$40,572

Revenue recognized:
At a point in time	$16,707	$8,753	$10,395	$97	$35,952
Over time	257	120	81	4,162	4,620
Total	$16,964	$8,873	$10,476	$4,259	$40,572

We invoice in advance of recognizing the revenue of certain products and services. These relate to extended warranty premiums, advance payments for future equipment sales, and subscription and service revenue related to precision guidance, telematic services, and other information-enabled solutions. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses.” The deferred revenue received, but not recognized in revenue was $2,100, $1,923, and $1,895 at July 27, 2025, October 27, 2024, and July 28, 2024, respectively. The contract liability is reduced as the revenue is recognized. Revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of the fiscal year was $125 and $126 during the three months and $498 and $484 during the nine months ended July 27, 2025 and July 28, 2024, respectively.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year was $1,823 at July 27, 2025. The estimated revenue to be recognized by fiscal year follows: remainder of 2025 – $182, 2026 – $504, 2027 – $425, 2028 – $302, 2029 – $190, 2030 – $140, and later years – $80. As permitted, we elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are for sales to dealers and retail customers for equipment, service parts, repair services, and certain telematics services.

(4)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) follow:

	July 27	October 27	July 28
	2025	2024	2024
Retirement benefits adjustment	$(1,291)	$(1,274)	$(974)
Cumulative translation adjustment	(1,681)	(2,286)	(2,264)
Unrealized gain (loss) on derivatives	(73)	(72)	(44)
Unrealized gain (loss) on debt securities	(62)	(74)	(86)
Accumulated other comprehensive income (loss)	$(3,107)	$(3,706)	$(3,368)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 27, 2025	Amount	Credit	Amount
Cumulative translation adjustment	$311	$(2)	$309
Unrealized gain (loss) on interest rate derivatives:
Unrealized hedging gain (loss)	7	(1)	6
Reclassification of realized (gain) loss to Interest expense	3	(1)	2
Net unrealized gain (loss) on derivatives	10	(2)	8
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	4	(1)	3
Reclassification of realized (gain) loss to Other income	1	(1)
Net unrealized gain (loss) on debt securities	5	(2)	3
Retirement benefits adjustment:
Net actuarial gain (loss)	(40)	10	(30)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(12)	3	(9)
Prior service (credit) cost	9	(2)	7
Settlements/curtailment	13	(3)	10
Net unrealized gain (loss) on retirement benefits adjustment	(30)	8	(22)
Total other comprehensive income (loss)	$296	$2	$298

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 27, 2025	Amount	Credit	Amount
Cumulative translation adjustment	$611	$(6)	$605
Unrealized gain (loss) on interest rate derivatives:
Unrealized hedging gain (loss)	3		3
Reclassification of realized (gain) loss to Interest expense	(5)	1	(4)
Net unrealized gain (loss) on derivatives	(2)	1	(1)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	15	(5)	10
Reclassification of realized (gain) loss to Other income	3	(1)	2
Net unrealized gain (loss) on debt securities	18	(6)	12
Retirement benefits adjustment:
Net actuarial gain (loss)	(28)	7	(21)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(37)	9	(28)
Prior service (credit) cost	26	(6)	20
Settlements/curtailment	16	(4)	12
Net unrealized gain (loss) on retirement benefits adjustment	(23)	6	(17)
Total other comprehensive income (loss)	$604	$(5)	$599

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 28, 2024	Amount	Credit	Amount
Cumulative translation adjustment	$(170)		$(170)
Unrealized gain (loss) on interest rate derivatives:
Unrealized hedging gain (loss)	(15)	$3	(12)
Reclassification of realized (gain) loss to Interest expense	(22)	5	(17)
Net unrealized gain (loss) on derivatives	(37)	8	(29)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	29	(6)	23
Net unrealized gain (loss) on debt securities	29	(6)	23
Retirement benefits adjustment:
Net actuarial gain (loss)	(19)	5	(14)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(18)	4	(14)
Prior service (credit) cost	8	(1)	7
Settlements	1	(1)
Net unrealized gain (loss) on retirement benefits adjustment	(28)	7	(21)
Total other comprehensive income (loss)	$(206)	$9	$(197)

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 28, 2024	Amount	Credit	Amount
Cumulative translation adjustment	$(114)	$1	$(113)
Unrealized gain (loss) on interest rate derivatives:
Unrealized hedging gain (loss)	3		3
Reclassification of realized (gain) loss to Interest expense	(49)	10	(39)
Net unrealized gain (loss) on derivatives	(46)	10	(36)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	17	1	18
Reclassification of realized (gain) loss to Other income	8	(2)	6
Net unrealized gain (loss) on debt securities	25	(1)	24
Retirement benefits adjustment:
Net actuarial gain (loss)	(145)	35	(110)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(54)	14	(40)
Prior service (credit) cost	26	(6)	20
Settlements	2	(1)	1
Net unrealized gain (loss) on retirement benefits adjustment	(171)	42	(129)
Total other comprehensive income (loss)	$(306)	$52	$(254)

(5)  Earnings Per Share

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Nine Months Ended
	July 27	July 28	July 27	July 28
	2025	2024	2025	2024
Net income attributable to Deere & Company	$1,289	$1,734	$3,962	$5,855
Average shares outstanding	270.7	274.5	271.1	277.1
Basic per share	$4.76	$6.32	$14.61	$21.13

Average shares outstanding	270.7	274.5	271.1	277.1
Effect of dilutive stock options and unvested restricted stock units	.7	1.1	.8	1.1
Total potential shares outstanding	271.4	275.6	271.9	278.2
Diluted per share	$4.75	$6.29	$14.57	$21.04

Shares excluded from EPS calculation, as antidilutive	.2	.4	.2	.3

(6)  Pension and Other Postretirement Benefits

We have several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans. These plans cover U.S. employees and certain foreign employees. The components of net periodic pension and OPEB (benefit) cost consisted of the following:

	Three Months Ended		Nine Months Ended
	July 27	July 28	July 27	July 28
	2025	2024	2025	2024
Pensions:
Service cost	$65	$56	$190	$171
Interest cost	131	136	388	410
Expected return on plan assets	(256)	(241)	(754)	(723)
Amortization of actuarial gain	(1)	(4)	(4)	(13)
Amortization of prior service cost	10	9	29	29
Settlements/curtailment	13	1	16	2
Net benefit	$(38)	$(43)	$(135)	$(124)

OPEB:
Service cost	$4	$4	$13	$13
Interest cost	39	44	117	131
Expected return on plan assets	(28)	(27)	(83)	(81)
Amortization of actuarial gain	(11)	(14)	(33)	(41)
Amortization of prior service credit	(1)	(1)	(3)	(3)
Net cost	$3	$6	$11	$19

The components of net periodic pension and OPEB (benefit) cost excluding the service cost component are included in the line item “Other operating expenses.”

During the first nine months of 2025, we contributed and expect to contribute the following amounts to our pension and OPEB plans:

	Pensions	OPEB
Contributed	$79	$638
Expected contributions remainder of the year	36	22

(7)  Segment DATA

Information relating to operations by operating segment follows:

	Three Months Ended			Nine Months Ended
	July 27	July 28%		July 27	July 28%
	2025	2024	Change	2025	2024	Change
Net sales and revenues
PPA net sales	$4,273	$5,099	-16	$12,571	$16,529	-24
SAT net sales	3,025	3,053	-1	7,767	8,663	-10
CF net sales	3,059	3,235	-5	8,000	10,292	-22
FS revenues	1,418	1,489	-5	4,273	4,259
Other revenues	243	276	-12	679	829	-18
Total net sales and revenues	$12,018	$13,152	-9	$33,290	$40,572	-18
Operating profit
PPA	$580	$1,162	-50	$2,066	$3,857	-46
SAT	485	496	-2	1,182	1,393	-15
CF	237	448	-47	681	1,682	-60
FS	266	191	+39	740	657	+13
Total operating profit	1,568	2,297	-32	4,669	7,589	-38
Reconciling items	60	62	-3	198	111	+78
Income taxes	(339)	(625)	-46	(905)	(1,845)	-51
Net income attributable to Deere & Company	$1,289	$1,734	-26	$3,962	$5,855	-32

Intersegment sales and revenues:
PPA net sales		$4			$18
SAT net sales					2
CF net sales
FS revenues	$126	178	-29	$345	548	-37

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

Identifiable operating assets were as follows:

	July 27	October 27	July 28
	2025	2024	2024
PPA	$8,902	$8,696	$8,750
SAT	4,008	4,130	4,079
CF	7,846	7,137	7,129
FS	71,722	73,612	74,981
Corporate	15,339	13,745	12,902
Total assets	$107,817	$107,320	$107,841

(8)  Financing Receivables

We monitor the credit quality of financing receivables based on delinquency status, defined as follows:

●	Past due balances represent any payments 30 days or more past the due date.
●	Non-performing financing receivables represent receivables for which we have stopped accruing finance income. This generally occurs when receivables are 90 days delinquent.
●	Write-offs generally occur when receivables are 120 days delinquent. In these situations, the estimated uncollectible amount is written off to the allowance for credit losses.

The credit quality and aging analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows:

	July 27, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$8,633	$9,774	$6,044	$3,554	$1,669	$483	$4,632	$34,789
30-59 days past due	47	92	65	34	18	6	44	306
60-89 days past due	19	52	31	22	9	3	12	148
90+ days past due		5	1	1	2			9
Non-performing	13	116	120	70	41	23	14	397
Construction and forestry
Current	2,288	2,304	1,236	592	195	26	114	6,755
30-59 days past due	36	72	43	19	7	2	4	183
60-89 days past due	18	28	18	6	3	2	2	77
90+ days past due		6		2		1		9
Non-performing	20	96	88	48	23	9	2	286
Total retail customer receivables	$11,074	$12,545	$7,646	$4,348	$1,967	$555	$4,824	$42,959

Write-offs for the nine months ended July 27, 2025:
Agriculture and turf	$3	$25	$28	$16	$5	$5	$97	$179
Construction and forestry	3	30	25	9	2	2	5	76
Total	$6	$55	$53	$25	$7	$7	$102	$255

	October 27, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$14,394	$8,305	$5,191	$2,833	$992	$253	$4,465	$36,433
30-59 days past due	44	101	55	27	11	4	40	282
60-89 days past due	22	50	21	10	8	2	13	126
90+ days past due	1	1	1	2				5
Non-performing	23	91	76	50	20	13	15	288
Construction and forestry
Current	3,100	1,841	1,064	458	102	45	114	6,724
30-59 days past due	54	47	25	10	3	2	4	145
60-89 days past due	25	28	10	7	2		2	74
90+ days past due	1	4	3	1				9
Non-performing	40	94	67	32	9	5	1	248
Total retail customer receivables	$17,704	$10,562	$6,513	$3,430	$1,147	$324	$4,654	$44,334

Write-offs for the twelve months ended October 27, 2024:
Agriculture and turf	$5	$33	$25	$11	$11	$5	$87	$177
Construction and forestry	9	38	30	11	5	3	8	104
Total	$14	$71	$55	$22	$16	$8	$95	$281

	July 28, 2024
	2024	2023	2022	2021	2020	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$10,349	$9,686	$5,849	$3,286	$1,276	$394	$4,409	$35,249
30-59 days past due	37	90	56	28	10	4	31	256
60-89 days past due	15	65	25	12	5	2	10	134
90+ days past due		1	1	2	5			9
Non-performing	12	101	85	59	24	17	15	313
Construction and forestry
Current	2,261	2,067	1,249	583	147	60	111	6,478
30-59 days past due	40	59	34	14	4	1	4	156
60-89 days past due	12	25	14	9	2	1	1	64
90+ days past due	1	5	2	2		1		11
Non-performing	21	94	72	38	13	6	2	246
Total retail customer receivables	$12,748	$12,193	$7,387	$4,033	$1,486	$486	$4,583	$42,916

Write-offs for the nine months ended July 28, 2024:
Agriculture and turf	$2	$17	$17	$6	$7	$3	$75	$127
Construction and forestry	2	23	21	8	4	2	6	66
Total	$4	$40	$38	$14	$11	$5	$81	$193

The credit quality and aging analysis of wholesale receivables was as follows:

	July 27	October 27	July 28
	2025	2024	2024
Wholesale receivables:
Agriculture and turf
Current	$7,617	$7,568	$8,160
30+ days past due			1
Non-performing	1	1	1
Construction and forestry
Current	1,559	1,358	1,308
30+ days past due			3
Non-performing
Total wholesale receivables	$9,177	$8,927	$9,473

An analysis of the allowance for credit losses and investment in financing receivables follows:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total

Three Months Ended July 27, 2025
Allowance:
Beginning of period balance	$243	$13	$2	$258
Provision	49	33		82
Write-offs	(49)	(49)		(98)
Recoveries	5	11		16
End of period balance	$248	$8	$2	$258

Nine Months Ended July 27, 2025
Allowance:
Beginning of period balance	$219	$8	$2	$229
Provision	171	74		245
Write-offs	(153)	(102)		(255)
Recoveries	11	28		39
End of period balance	$248	$8	$2	$258

Financing receivables:
End of period balance	$38,135	$4,824	$9,177	$52,136

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total

Three Months Ended July 28, 2024
Allowance:
Beginning of period balance	$207	$21	$2	$230
Provision	84	25		109
Provision reversal for assets held for sale	(38)			(38)
Provision subtotal	46	25		71
Write-offs	(45)	(46)		(91)
Recoveries	4	8		12
Translation adjustments	(3)			(3)
End of period balance	$209	$8	$2	$219

Nine Months Ended July 28, 2024
Allowance:
Beginning of period balance	$172	$21	$4	$197
Provision	183	46		229
Provision reversal for assets held for sale	(38)			(38)
Provision subtotal	145	46		191
Write-offs	(112)	(81)		(193)
Recoveries	9	22		31
Translation adjustments	(5)		(2)	(7)
End of period balance	$209	$8	$2	$219

Financing receivables:
End of period balance	$38,333	$4,583	$9,473	$52,389

The allowance for credit losses remained relatively flat in the third quarter of 2025 and increased in the first nine months of 2025, primarily due to higher expected losses on agriculture and turf customer accounts as a result of elevated delinquencies and a decline in market conditions.

In the third quarter of 2024, the financial services business in Brazil met the held for sale criteria. The receivables in Brazil were reclassified to “Assets held for sale.” The associated allowance for credit losses was reversed and a valuation allowance for the assets held for sale was recorded (see Note 21). These operations were deconsolidated in the second quarter of 2025 (see Note 20).

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

The ending amortized cost of financing receivables modified with borrowers experiencing financial difficulty was as follows:

	Three Months Ended		Nine Months Ended
	July 27	July 28	July 27	July 28
	2025	2024	2025	2024
Modified financing receivables	$45	$23	$115	$67
Percentage of financing receivables portfolio	0.09%	0.04%	0.22%	0.13%

For the nine months ended July 27, 2025, the financial effects of payment deferrals with borrowers experiencing financial difficulty resulted in a weighted average payment deferral of 7 months to the modified contracts. Term extensions provided to borrowers experiencing financial difficulty added a weighted average of 11 months to the modified contracts. Additionally, modifications with a combination of both payment deferrals and term extensions resulted in a weighted average payment deferral of 5 months and a weighted average term extension of 8 months.

We continue to monitor the performance of financing receivables that are modified with borrowers experiencing financial difficulty. The ending amortized cost and performance of financing receivables modified during the prior twelve months ended July 27, 2025 and July 28, 2024 were as follows:

	July 27	July 28
	2025	2024*
Current	$116	$56
30-59 days past due	5	4
60-89 days past due	5	3
90+ days past due	2	1
Non-performing	14	3
Total	$142	$67

*  In accordance with the adoption date of the accounting modification guidance, this period includes receivables modified during the prior nine months.

Defaults and subsequent write-offs of loans modified in the prior twelve months were not significant during the three months and the nine months ended July 27, 2025. In addition, at July 27, 2025, commitments to provide additional financing to these customers were not significant.

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

As part of step 1, these receivables are legally isolated from the claims of our general creditors. This ensures cash receipts from the financing receivables are accessible to pay back securitization program investors. The structure of these transactions does not meet the accounting criteria for a sale of receivables. As a result, they are accounted for as secured borrowings. The receivables and borrowings remain on our balance sheet and are separately reported as “Financing receivables securitized – net” and “Short-term securitization borrowings,” respectively.

The components of securitization programs were as follows:

	July 27	October 27	July 28
	2025	2024	2024
Financing receivables securitized (retail notes)	$7,996	$8,770	$8,313
Allowance for credit losses	(48)	(47)	(39)
Other assets (primarily restricted cash)	175	187	178
Total restricted securitized assets	$8,123	$8,910	$8,452

Short-term securitization borrowings	$7,610	$8,431	$7,869
Accrued interest on borrowings	11	14	14
Total liabilities related to restricted securitized assets	$7,621	$8,445	$7,883

(10)  Inventories

A majority of inventories owned by us are valued at cost on the “last-in, first-out” (LIFO) basis. If all inventories valued on a LIFO basis had been valued on a “first-in, first-out” (FIFO) basis, the estimated inventories by major classification would have been as follows:

	July 27	October 27	July 28
	2025	2024	2024
Raw materials and supplies	$3,350	$3,486	$3,586
Work-in-process	1,139	930	988
Finished goods and parts	6,088	5,364	5,689
Total FIFO value	10,577	9,780	10,263
Excess of FIFO over LIFO	2,864	2,687	2,567
Inventories	$7,713	$7,093	$7,696

(11)  Goodwill and Other Intangible Assets – Net

The changes in amounts of goodwill by operating segments were as follows:

	PPA	SAT	CF	Total
Goodwill at October 29, 2023	$702	$363	$2,835	$3,900
Translation adjustments	(1)	2	59	60
Goodwill at July 28, 2024	$701	$365	$2,894	$3,960

Goodwill at October 27, 2024	$701	$365	$2,893	$3,959
Acquisitions (Note 20)	32		12	44
Translation adjustments	16	6	184	206
Goodwill at July 27, 2025	$749	$371	$3,089	$4,209

The components of other intangible assets were as follows:

	July 27	October 27	July 28
	2025	2024	2024
Customer lists and relationships	$486	$508	$507
Technology, patents, trademarks, and other	1,526	1,423	1,413
Total at cost	2,012	1,931	1,920
Less accumulated amortization:
Customer lists and relationships	(255)	(231)	(222)
Technology, patents, trademarks, and other	(831)	(701)	(668)
Total accumulated amortization	(1,086)	(932)	(890)
Other intangible assets – net	$926	$999	$1,030

The amortization of other intangible assets in the third quarter and the first nine months of 2025 was $31 and $110, and for the third quarter and the first nine months of 2024 was $41 and $124, respectively. The estimated amortization expense for the next five years is as follows: remainder of 2025 – $40, 2026 – $133, 2027 – $127, 2028 – $90, 2029 – $75, and 2030 – $71.

(12)  Short-Term Borrowings

Short-term borrowings were as follows:

	July 27	October 27	July 28
	2025	2024	2024
Commercial paper	$5,322	$4,008	$5,572
Notes payable to banks	694	377	418
Finance lease obligations due within one year	41	33	31
Long-term borrowings due within one year	8,550	9,115	9,273
Short-term borrowings	$14,607	$13,533	$15,294

(13)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	July 27	October 27	July 28
	2025	2024	2024
Accounts payable:
Trade payables	$2,718	$2,698	$2,580
Dividends payable	443	405	407
Operating lease liabilities	285	270	258
Deposits withheld from dealers and merchants	137	152	151
Payables to unconsolidated affiliates	5	6	4
Other	215	204	173
Accrued expenses:
Employee benefits	1,356	1,925	1,802
Accrued taxes	1,331	1,509	1,497
Product warranties	1,273	1,426	1,513
Dealer sales discounts	659	996	846
Extended warranty premium	1,226	1,179	1,129
Derivative liabilities	517	582	582
Unearned revenue (contractual liability)	874	744	766
Unearned operating lease revenue	517	495	480
Accrued interest	474	455	478
Parts return liability	423	420	404
Other	1,129	1,077	1,327
Accounts payable and accrued expenses	$13,582	$14,543	$14,397

Amounts are presented net of eliminations, which primarily consist of dealer sales incentives with a right of set-off against trade receivables of $2,268 at July 27, 2025, $2,121 at October 27, 2024, and $2,535 at July 28, 2024. Other eliminations were made for accrued taxes and other accrued expenses.

(14)  Long-Term Borrowings

Long-term borrowings consisted of:

	July 27	October 27	July 28
	2025	2024	2024
Underwritten term debt
U.S. dollar notes and debentures:
6.55% debentures due 2028	$200	$200	$200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
7.125% notes due 2031	300	300	300
5.45% notes due 2035	1,250
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
5.70% notes due 2055	750
Euro notes:
1.85% notes due 2028 (€600 principal)	705	650	651
2.20% notes due 2032 (€600 principal)	705	650	651
1.65% notes due 2039 (€650 principal)	764	704	705
Serial issuances
Medium-term notes	35,428	36,566	36,057
Other notes and finance lease obligations	438	265	232
Less debt issuance costs and debt discounts	(161)	(156)	(154)
Long-term borrowings	$44,429	$43,229	$42,692

Medium-term notes due through 2034 are primarily offered by prospectus and issued at fixed and variable rates. The principal balances of the medium-term notes were $35,699, $37,141, and $36,716, at July 27, 2025, October 27, 2024, and July 28, 2024, respectively. All outstanding notes and debentures are senior unsecured borrowings and rank equally with each other.

(15)  Leases – Lessor

We lease equipment manufactured or sold by us through John Deere Financial. Sales-type and direct financing leases are reported in “Financing receivables – net.” Operating leases are reported in “Equipment on operating leases – net.”

Lease revenues earned by us follow:

	Three Months Ended		Nine Months Ended
	July 27	July 28	July 27	July 28
	2025	2024	2025	2024
Sales-type and direct finance lease revenues	$46	$50	$137	$141
Operating lease revenues	374	358	1,091	1,039
Variable lease revenues	5	4	14	13
Total lease revenues	$425	$412	$1,242	$1,193

(16)  Commitments and Contingencies

A standard warranty is provided as assurance that the equipment will function as intended. The standard warranty period varies by product and region. At the time a sale is recognized, we record an estimate of future warranty costs based on historical claims rate experience and estimated population under warranty.

The reconciliation of the changes in the warranty liability follows:

	Three Months Ended		Nine Months Ended
	July 27	July 28	July 27	July 28
	2025	2024	2025	2024
Beginning of period balance	$1,297	$1,566	$1,426	$1,610
Warranty claims paid	(336)	(325)	(954)	(959)
New product warranty accruals	303	280	786	871
Foreign exchange	9	(8)	15	(9)
End of period balance	$1,273	$1,513	$1,273	$1,513

The costs for extended warranty programs are recognized as incurred.

In certain international markets, we provide guarantees to banks for the retail financing of John Deere equipment. As of July 27, 2025, the notional value of these guarantees was $130. We may repossess the equipment collateralizing the receivables. At July 27, 2025, the accrued losses under these agreements were not material. We also had guarantees to a VIE (see Note 1) totaling $153 as of July 27, 2025.

We also had other miscellaneous contingent liabilities and guarantees totaling approximately $125 at July 27, 2025. The accrued liability for these contingencies was $25 at July 27, 2025.

At July 27, 2025, we had commitments of approximately $630 for the construction and acquisition of property and equipment. Also, at July 27, 2025, we had restricted assets of $331, classified as “Other assets,” which includes restricted cash primarily related to securitization of financing receivables (see Note 9) and cash that is legally restricted as to withdrawal or usage.

We are subject to various unresolved legal actions. The accrued losses on these matters were not material at July 27, 2025. We believe the reasonably possible range of losses, if any, for these unresolved legal actions would not have a material effect on our consolidated financial statements. The most prevalent legal claims relate to product liability (including asbestos-related liability), antitrust matters (including class action litigation), employment, patent, and trademark.

(17)  FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values are presented in the table below. Long-term borrowings exclude finance lease liabilities.

	July 27, 2025		October 27, 2024		July 28, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net	$43,930	$44,036	$44,309	$44,336	$43,896	$43,713
Financing receivables securitized – net	7,948	7,928	8,723	8,654	8,274	8,139
Receivables from unconsolidated affiliates	515	522
Short-term securitization borrowings	7,610	7,637	8,431	8,453	7,869	7,872
Long-term borrowings due within one year	8,550	8,556	9,115	9,079	9,273	9,190
Long-term borrowings	44,358	44,034	43,157	42,804	42,617	42,076

Fair value measurements above were Level 3 for receivables and Level 2 for all borrowings.

Fair values of the financing receivables and receivables from unconsolidated affiliates that were issued long-term were based on the discounted values of their related cash flows at interest rates currently being offered by us for similar financing receivables or at current market interest rates. The fair values of the remaining receivables approximated the carrying amounts. In May 2025 and May 2024, we acquired held-to-maturity marketable securities that mature in less than one year. The carrying value of the held-to-maturity marketable securities was $62 and $12 as of July 27, 2025 and July 28, 2024, respectively, which approximated fair values.

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

	July 27	October 27	July 28
	2025	2024	2024
Level 1:
Marketable securities:
U.S. government debt securities	$229	$239	$413
Total Level 1 marketable securities	229	239	413

Level 2:
Marketable securities:
International fixed income fund	7
Corporate debt securities	477	423	220
International debt securities	195	143	145
Mortgage-backed securities	223	165	154
Municipal debt securities	102	74	69
U.S. government debt securities	112	110	127
Total Level 2 marketable securities	1,116	915	715
Other assets – Derivatives	370	357	361
Accounts payable and accrued expenses – Derivatives	517	582	582

Level 3:
Accounts payable and accrued expenses – Deferred consideration	121	147	153

The mortgage-backed securities are primarily issued by U.S. government-sponsored enterprises.

The contractual maturities of available-for-sale debt securities at July 27, 2025 follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$94	$94
Due after one through five years	382	375
Due after five through 10 years	480	463
Due after 10 years	211	183
Mortgage-backed securities	250	223
Debt securities	$1,417	$1,338

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Mortgage-backed securities contain prepayment provisions and are not categorized by contractual maturity.

Fair value, nonrecurring Level 3 measurements from impairments and other adjustments were as follows:

	Fair Value			Losses (Gains)
				Three Months Ended		Nine Months Ended
	July 27	October 27	July 28	July 27	July 28	July 27	July 28
	2025	2024	2024	2025	2024	2025*	2024
Property and equipment – net	$1			$8		$8
Other intangible assets – net	3			53		53
Other assets		$23
Assets held for sale		2,944	$2,965		$53	(32)	$53

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

Property and equipment – net – The valuations were based on the cost approach. The inputs include reproduction cost estimates adjusted for physical deterioration and functional obsolescence (see Note 21).

Other intangible assets – net – The impairment of customer relationships and tradename of our external overseas battery operations was measured using an income approach (see Note 21).

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

	July 27, 2025			October 27, 2024			July 28, 2024
		Fair Value			Fair Value			Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Cash flow hedges:
Interest rate contracts	$2,475		$29	$2,875	$3	$20	$3,475	$14	$18

Fair value hedges:
Interest rate contracts	13,753	$148	326	15,864	115	467	15,165	119	486
Cross-currency interest rate contracts	975	101		975	31		975	16

Net investment hedges:
Cross-currency interest rate contracts	1,131		30

Not designated as hedging instruments:
Interest rate contracts	15,170	92	74	12,518	97	75	13,656	103	59
Foreign exchange contracts	7,869	25	52	7,533	95	20	7,529	99	16
Cross-currency interest rate contracts	141	4	6	158	16		190	10	3

The amounts recorded in the consolidated balance sheets related to borrowings designated in fair value hedging relationships are presented in the table below. Fair value hedging adjustments are included in the carrying amount of the hedged item. The carrying amount of the hedged item and formerly hedged item includes long-term borrowings of $598 at October 27, 2024 and July 28, 2024, that were in active hedging relationships and also had discontinued hedging relationships.

	Active Hedging Relationships		Discontinued Hedging Relationships
	Carrying Amount	Cumulative Fair Value	Carrying Amount of	Cumulative Fair Value
	of Hedged Item	Hedging Amount	Formerly Hedged Item	Hedging Amount
July 27, 2025
Short-term borrowings	$109	$(1)	$2,252	$(22)
Long-term borrowings	14,497	(141)	10,396	(130)

October 27, 2024
Short-term borrowings	$287	$(1)	$1,782	$7
Long-term borrowings	16,125	(347)	8,626	(228)

July 28, 2024
Short-term borrowings	$286	$(4)	$1,458	$9
Long-term borrowings	15,386	(394)	8,414	(264)

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	Three Months Ended		Nine Months Ended
	July 27	July 28	July 27	July 28
	2025	2024	2025	2024
Fair value hedges:
Interest rate contracts – Interest expense	$(54)	$373	$38	$269

Cash flow hedges:
Recognized in OCI:
Interest rate contracts – OCI (pretax)	7	(15)	3	3
Reclassified from OCI:
Interest rate contracts – Interest expense	(3)	22	5	49

Net investment hedges:
Interest rate contracts – Interest expense	4		5
Recognized in OCI:
Interest rate contracts – OCI (pretax)	(26)		(30)

Not designated as hedges:
Interest rate contracts – Interest expense	$9	$4	$(7)	$2
Foreign exchange contracts – Net sales	1	(3)	(2)
Foreign exchange contracts – Cost of sales	(21)	36	7	15
Foreign exchange contracts – Other operating expenses	(79)	17	11	(118)
Total not designated	$(90)	$54	$9	$(101)

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

Certain of our derivative agreements contain credit support provisions that may require us to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at July 27, 2025, October 27, 2024, and July 28, 2024, was $465, $562, and $566, respectively. In accordance with the limits established in these agreements, we posted $122, $245, and $269 of cash collateral at July 27, 2025, October 27, 2024, and July 28, 2024, respectively. In addition, we paid $8 of collateral that was outstanding at July 27, 2025, October 27, 2024, and July 28, 2024 to participate in an international futures market to hedge currency exposure, not included in the table below.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and collateral follows:

	Gross Amounts	Netting
	Recognized	Arrangements	Collateral	Net Amount
July 27, 2025
Assets	$370	$(157)	$(3)	$210
Liabilities	517	(157)	(122)	238

October 27, 2024
Assets	$357	$(142)		$215
Liabilities	582	(142)	$(246)	194

July 28, 2024
Assets	$361	$(154)		$207
Liabilities	582	(154)	$(269)	159

(19)  Share-Based Awards

We are authorized to grant shares for equity incentive awards. The outstanding shares authorized were 13.7 million at July 27, 2025. During the nine months ended July 27, 2025, we granted stock options to employees for the purchase of 169 thousand shares of common stock at a weighted-average exercise price of $448.18 per share and a weighted-average binomial lattice model fair value of $116.35 per share at the grant date. At July 27, 2025, options for 1.1 million shares were outstanding with a weighted-average exercise price of $317.80 per share.

During the nine months ended July 27, 2025, the restricted stock units (RSUs) granted in thousands of shares and the weighted-average grant date fair values, using the closing price of our common stock on the grant date in dollars, follow:

		Grant-Date
		Fair Value
	Shares	(per share)
Service-based	308	$448.68
Performance/service-based	40	429.77
Market/service-based (fair value determined using a Monte Carlo model)	40	591.13

(20)  AcQUISITIONs AND Disposition

Acquisitions

In 2025, we acquired businesses to advance the capabilities of our existing technology offerings, providing customers with a more comprehensive set of tools to generate and use data to make decisions that improve profitability, efficiency, and sustainability. The combined cost of these acquisitions was $89, net of cash acquired. The businesses were assigned to the PPA and CF segments. Most of the purchase price for these acquisitions was allocated to goodwill and intangible assets.

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

(21)  Special ItemS

2025

Impairment

In the third quarter of 2025, we recorded a non-cash charge of $61 pretax ($49 after-tax), primarily related to the trade name and customer relationship assets of our external overseas battery operations. Of this amount, $53 was recorded in “Selling, administrative and general expenses” and $8 in “Cost of sales.” The impairment resulted from slowing external demand for batteries, which indicated that it is probable future cash flows would not cover the carrying value of the assets (see Note 17).

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

The programs’ total pretax expenses recorded in the third quarter of 2024 were $124. Payments made during the third quarter of 2024 with respect to these program expenses totaled $30. The expenses for the three months and nine months ended July 28, 2024 were recorded as follows:

	PPA	SAT	CF	FS	Total
Employee-Separation Programs:
Cost of sales	$18	$9	$8		$35
Research and development expenses	19	6	1		26
Selling, administrative and general expenses	25	14	11	$9	59
Total operating profit decrease	$62	$29	$20	$9	120
Non-operating profit expenses*					4
Total					$124

*    Relates primarily to corporate expenses.

Banco John Deere S.A.

In the third quarter of 2024, we reclassified the BJD business as held for sale, including a reversal of $38 in allowance for credit losses, and the establishment of a $53 valuation allowance on the assets held for sale presented in “Impairments and other adjustments” in the statements of consolidated cash flows. The net impact of these entries was a pretax and after-tax loss of $15 recorded in “Selling, administrative and general expenses.”

Redeemable Noncontrolling Interest

In the third quarter of 2024, we exercised our right to purchase the remaining 20 percent interest in SurePoint Ag Systems, Inc. The arrangement was accounted for as an equity transaction with no gain or loss recorded in the statements of consolidated income.

Summary of 2025 and 2024 Special Items

The following table summarizes the operating profit impact of the special items recorded for the three months and nine months ended July 27, 2025 and July 28, 2024.

	Three Months Ended					Nine Months Ended
	PPA	SAT	CF	FS	Total	PPA	SAT	CF	FS	Total
2025 Expense (benefit):
Impairment	$28	$17	$16		$61	$28	$17	$16		$61
BJD measurement									$(32)	(32)
Total expense (benefit)	28	17	16		61	28	17	16	(32)	29
2024 Expense:
Employee-separation programs	62	29	20	$9	120	62	29	20	9	120
BJD measurement				15	15				15	15
Total expense	62	29	20	24	135	62	29	20	24	135
Period over period change	$(34)	$(12)	$(4)	$(24)	$(74)	$(34)	$(12)	$(4)	$(56)	$(106)

(22)  Subsequent Event

On August 27, 2025, a quarterly dividend of $1.62 per share was declared at the Board of Directors meeting, payable on November 10, 2025, to stockholders of record on September 30, 2025.

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

Trends and Economic Conditions

Industry Sales Outlook for Fiscal Year 2025

Agriculture and Turf

Construction and Forestry

Company Trends

Customers seek to improve profitability, productivity, and sustainability through integrating technology into their operations. Deeper integration of technology into equipment is a persistent market trend. These technologies are incorporated into products within each of our operating segments. We expect this trend to persist for the foreseeable future. Our Smart Industrial Operating Model and Leap Ambitions are intended to capitalize on this market trend. Engaged acres are an indicator we use to understand customer utilization of our technology. We remain focused on a Solutions as a Service business model to increase technology adoption and utilization by our customers. Solutions as a Service products did not represent a significant percentage of our revenues in the periods presented.

Company Outlook for 2025

Agriculture and turf and construction equipment sales volumes for fiscal 2025 are expected to be lower than the prior year due to reduced demand.

Agriculture and Turf Outlook for 2025

●	Demand for large agricultural equipment in the U.S. and Canada is expected to decline due to high interest rates, elevated used inventory levels in late model-year machines, trade uncertainty, and the persistence of lower commodity prices. Constrained global grain and oilseed stocks, stable customer balance sheets supported by strong farm land values, the impact of U.S. government subsidies on farm incomes, and projected strong crop yields are expected to partially mitigate this decline.
●	We expect small agricultural equipment sales to be down from 2024 levels in the U.S. and Canada. Solid profitability is anticipated to continue in the small agricultural sector as dairy and livestock prices remain elevated; however, this is projected to be more than offset by restrained demand in the turf and compact utility tractor markets amid economic uncertainty and elevated interest rates.
●	Industry demand in Europe is forecasted to be flat to down slightly. Farm fundamentals are improving, supported by strong dairy margins, coupled with an improving interest rate environment.
●	Demand in South America is expected to be roughly flat. In Brazil, record crop yields, improved corn and soybean profitability, and continued expansion of crop production acreage are expected to have a positive impact on sales. However, high interest rates and greater trade policy uncertainty with the U.S. continue to temper demand for equipment.
●	Industry sales in Asia are forecasted to be flat to up slightly as the outlook for tractor sales in India improves.

Construction and Forestry Outlook for 2025

●	Construction industry sales for earthmoving equipment are forecasted to be down and compact construction equipment sales are expected to be flat to down in the U.S. and Canada from 2024 levels. The decline is due to trade uncertainty and higher interest rates. Projections for single-family housing starts are slowing, while rental sales along with multi-family and commercial real estate markets continue to soften. These unfavorable factors are projected to be partially offset by high levels of U.S. government infrastructure spending.
●	Global forestry markets are expected to be flat to down as global market conditions remain challenged.
●	Global roadbuilding markets are forecasted to be generally flat, supported by growth in Europe and a slight recovery in China, offset by slightly lower demand in North America compared to 2024.

Financial Services Outlook for 2025

Net Income	Up
+ Prior and current period special items	Favorable
+ Selling, administrative and general expenses	Favorable
(–) Financing spreads	Unfavorable

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

Global Trade Policies. During 2025, new tariffs were imposed in the U.S. for imports from a broad range of countries and materials. Certain countries also implemented or proposed retaliatory tariffs on imports from the U.S. and barriers to trade. Trade policies are rapidly evolving causing uncertainty in the agriculture and construction industries.

Trade policies impact us in various ways. We are a net exporter of agriculture and turf equipment from the U.S. Nearly 80% of our domestic sales are assembled in the U.S., with the remaining products imported primarily from Europe, Mexico, India, and Japan. During 2025, incremental import tariffs have adversely affected the cost of our products and components and may continue to do so. In addition, retaliatory tariffs by regions outside the U.S., currently in effect or adopted in the future, may impact the prices of our exported products and the profit realized from these exports. The direct impact of incremental tariffs incurred by us in the first nine months of 2025 was approximately $300, excluding the impact of tariffs on our suppliers and market demand. On August 18, 2025, the scope of steel and aluminum derivative duties was expanded to include additional Harmonized Tariff Schedule codes. The updated tariff coverage is expected to further increase the cost of our products and components. We are actively taking steps to mitigate, to the extent possible, potential impacts on our business.

Interest Rates. Interest rates in the U.S. and Brazil have remained elevated in 2025. Higher rates and volatility in rates impact us in several ways, primarily affecting the demand for our products and financing spreads for the financial services operations. The markets for our agriculture, turf, and construction products are negatively impacted by elevated interest rates and their effect on borrowing costs for our customers.

Changes in the agricultural market business cycle, global trade policies, and interest rates are driven by factors outside of our control, and as a result we cannot reasonably foresee when these conditions will fully subside.

Tax Legislation – In July, the U.S. government enacted new tax legislation as part of the One Big Beautiful Bill Act of 2025. The legislation has multiple effective dates, beginning in 2025 and continuing through 2027. It did not have a material impact on our financial statements and is not expected to affect the current fiscal year materially.

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

Other Items of Concern and Uncertainties – Other items that could impact our results are:

●	global and regional political conditions, including the ongoing war between Russia and Ukraine and the conflicts in the Middle East
●	shifts in energy, economic, tax and trade policies, and positions on government subsidies of farming
●	capital market disruptions
●	foreign currency and capital control policies
●	right to repair regulations and legislation
●	weather conditions
●	marketplace adoption and monetization of technologies we have invested in
●	our ability to strengthen our digital capabilities, automation, autonomy, and alternative power technologies
●	changes in demand and pricing for new and used equipment
●	delays or disruptions in our supply chain
●	significant fluctuations in foreign currency exchange rates
●	volatility in the prices of many commodities
●	slower economic growth

Consolidated Results – 2025 Compared with 2024

	Three Months Ended			Nine Months Ended
Deere & Company	July 27	July 28%		July 27	July 28%
(In millions of dollars, except per share amounts)	2025	2024	Change	2025	2024	Change
Net sales and revenues	$12,018	$13,152	-9	$33,290	$40,572	-18
Net income attributable to Deere & Company	1,289	1,734	-26	3,962	5,855	-32
Diluted earnings per share	4.75	6.29		14.57	21.04

Net sales and revenues decreased for both the quarter and year-to-date periods primarily due to lower sales volumes. Net income and diluted EPS decreased in the third quarter primarily due to lower sales volumes, higher tariffs, and unfavorable price realization. Results for the first nine months were also affected by lower production costs, driven by reduced material costs, and favorable discrete tax items (see Note 21). The discussion of net sales and operating profit is included in the Business Segment Results below.

An explanation of the cost of sales to net sales ratio and other significant statements of consolidated income changes follows:

	Three Months Ended			Nine Months Ended
	July 27	July 28%		July 27	July 28%
Deere & Company	2025	2024	Change	2025	2024	Change
Cost of sales to net sales	73.1%	68.9%		71.3%	68.2%
(–) Tariffs		Unfavorable			Unfavorable
(–) Lower volumes		Unfavorable			Unfavorable
+ Material costs		Favorable			Favorable

Increased due to higher tariffs and higher overhead costs from production inefficiencies associated with lower volumes, partially offset by reduced material costs and lower employee profit-sharing incentives.

Other income	$235	$304	-23	$719	$881	-18

Lower for both periods primarily due to a decrease in revenues from certain licenses and credit enhancement recoveries in the prior period. Additionally, the first nine months were impacted by reduced investment income.

Research and development expenses	556	567	-2	1,631	1,664	-2
Largely unchanged due to continued focus on developing and incorporating technology solutions.

Selling, administrative and general expenses	1,217	1,278	-5	3,387	3,608	-6

Decreased for both periods due to lower employee profit-sharing incentives and the favorable impact from Banco John Deere S.A. (BJD) deconsolidation (see Note 21). Additionally, the quarter had lower provision for credit losses.

Interest expense	794	840	-5	2,408	2,478	-3
Decreased for both periods primarily due to lower average borrowings and lower average borrowing rates.

Other operating expenses	281	264	+6	817	930	-12

Increased for the three months ended due to higher depreciation of equipment on operating leases. Decreased for the first nine months due to lower foreign currency exchange losses and higher pension benefits (see Note 6).

Provision for income taxes	339	625	-46	905	1,845	-51
Decreased for both periods as a result of lower pretax income. Additionally, the nine months ended was impacted by the favorable impact of discrete tax adjustments (see Note 21).

Business Segment Results – 2025 Compared with 2024

The equipment operations segment results were impacted by incremental tariffs in 2025. The cost of additional tariffs was included in the “Production costs” and “Other” categories below.

	Three Months Ended			Nine Months Ended
	July 27	July 28%		July 27	July 28%
Production and Precision Agriculture	2025	2024	Change	2025	2024	Change
Net sales	$4,273	$5,099	-16	$12,571	$16,529	-24
Operating profit	580	1,162	-50	2,066	3,857	-46
Operating margin	13.6%	22.8%		16.4%	23.3%
Price realization			-1
Currency translation impact on Net sales						-1

Production and precision agriculture sales decreased for the quarter as a result of lower U.S. shipment volumes driven mainly by higher interest rates, global uncertainty, and used inventory levels. Increased shipment volumes in Brazil and Europe partially offset this decrease. Price realization was unfavorable for the quarter due to incremental incentive programs deployed to address used inventory levels in North America. Operating profit decreased primarily due to lower shipment volumes / sales mix.

Production & Precision Agriculture Operating Profit

Third Quarter 2025 Compared to Third Quarter 2024

Sales for the first nine months decreased as a result of lower shipment volumes (primarily in the U.S. and Europe) driven by higher interest rates and used inventory levels. Operating profit for the first nine months decreased due to lower shipment volumes / sales mix.

Production & Precision Agriculture Operating Profit

First Nine Months 2025 Compared to First Nine Months 2024

	Three Months Ended			Nine Months Ended
	July 27	July 28%		July 27	July 28%
Small Agriculture and Turf	2025	2024	Change	2025	2024	Change
Net sales	$3,025	$3,053	-1	$7,767	$8,663	-10
Operating profit	485	496	-2	1,182	1,393	-15
Operating margin	16.0%	16.2%		15.2%	16.1%
Price realization			+1			+1
Currency translation impact on Net sales			+1

Small agriculture and turf sales decreased for the quarter as a result of lower shipment volumes (primarily in the U.S., offset by Europe and India) driven mainly by economic uncertainties and higher interest rates, partially offset by favorable currency translation and price realization in the U.S. and Canada. Operating profit decreased due to higher tariffs, partially offset by favorable factors including reductions in warranty expenses and lower production costs from lower material costs.

Small Agriculture & Turf Operating Profit

Third Quarter 2025 Compared to Third Quarter 2024

Sales for the first nine months decreased as a result of lower shipment volumes (primarily in the U.S.) driven mainly by economic uncertainties and higher interest rates. Operating profit for the first nine months decreased primarily as a result of lower shipment volumes / sales mix, partially offset by decreased production costs driven by lower material costs and price realization.

Small Agriculture & Turf Operating Profit

First Nine Months 2025 Compared to First Nine Months 2024

	Three Months Ended			Nine Months Ended
	July 27	July 28%		July 27	July 28%
Construction and Forestry	2025	2024	Change	2025	2024	Change
Net sales	$3,059	$3,235	-5	$8,000	$10,292	-22
Operating profit	237	448	-47	681	1,682	-60
Operating margin	7.7%	13.8%		8.5%	16.3%
Price realization			-5			-2
Currency translation impact on Net sales			+1

Construction and forestry sales decreased for the quarter due to unfavorable price realization in the U.S. due to incremental incentive programs deployed to address pressures from the competitive environment. Operating profit decreased primarily due to unfavorable price realization and higher tariffs. These factors were partially offset by favorable product mix.

Construction & Forestry Operating Profit

Third Quarter 2025 Compared to Third Quarter 2024

Sales for the first nine months decreased due to lower shipment volumes (primarily in the U.S.) and unfavorable price realization in the U.S. due to pressures from the competitive environment. Operating profit decreased primarily due to lower shipment volumes / sales mix and unfavorable price realization.

Construction & Forestry Operating Profit

First Nine Months 2025 Compared to First Nine Months 2024

	Three Months Ended			Nine Months Ended
	July 27	July 28%		July 27	July 28%
Financial Services	2025	2024	Change	2025	2024	Change
Revenue (including intercompany)	$1,544	$1,667	-7	$4,618	$4,807	-4
Interest expense	720	812	-11	2,206	2,354	-6
Net income	205	153	+34	597	523	+14

The average balance of receivables and leases financed was 6% lower in the third quarter of 2025 and 5% lower in the first nine months of 2025 compared with the same periods last year, primarily due to the deconsolidation of BJD. Revenue decreased for both periods as a result of a lower average portfolio.

Financial services net income for the quarter was higher due to a lower provision for credit losses and prior year special items (see Note 21). Net income for the nine month period was higher due to benefits from special items (see Note 21) and lower selling, administrative, and general expenses, partially offset by lower financing spreads and a higher provision for credit losses.

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

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolio. In the second quarter of 2025, the BJD business was deconsolidated (see Note 20). BJD assets and liabilities were reclassified to held for sale in the third quarter of 2024 and maintained that classification until the deconsolidation; they are not included within balances of any of the periods presented.

Key metrics are provided in the following table:

	July 27	October 27	July 28
	2025	2024	2024
Cash, cash equivalents, and marketable securities	$9,987	$8,478	$8,144

Trade accounts and notes receivable – net	6,103	5,326	7,469
Ratio to prior 12 month’s net sales	16%	12%	15%

Inventories	7,713	7,093	7,696
Ratio to prior 12 month’s cost of sales	29%	23%	23%

Unused credit lines	6,150	6,474	4,917

Financial Services:
Ratio of interest-bearing debt to stockholder’s equity	8.6 to 1	8.1 to 1	8.5 to 1

The decrease in unused credit lines during the first nine months of 2025 relates to an increase in commercial paper outstanding, partially offset by an increase in bank lines of credit. The increase in unused credit lines compared to a year ago was due to an increase in bank lines of credit and a small decrease in commercial paper outstanding.

There have been no material changes to the contractual obligations and other cash requirements identified in our most recently filed Annual Report on Form 10-K.

Cash Flows

	Nine Months Ended
	July 27, 2025	July 28, 2024
Net cash provided by operating activities	$3,464	$4,139
Net cash used for investing activities	(801)	(3,671)
Net cash used for financing activities	(1,557)	(789)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	108	(6)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$1,214	$(327)

Cash inflows from consolidated operating activities in the first nine months of 2025 were $3,464. This resulted mainly from net income adjusted for non-cash provisions, partially offset by an OPEB contribution, a decrease in accrued employee profit-sharing incentives, an increase in inventories, and an increase in receivables related to sales. Cash outflows from investing activities were $801 in the first nine months of this year. The primary drivers were purchases of property and equipment and growth in equipment on operating leases, partially offset by collections of receivables (excluding receivables related to sales) exceeding the cost of receivables acquired. Cash outflows from financing activities were $1,557 in the first nine months of 2025, as cash returned to shareholders was partially offset by higher external borrowings. Cash returned to shareholders was $2,418 in the first nine months of 2025. Cash, cash equivalents, and restricted cash increased $1,214 during the first nine months of 2025.

Key Metrics and Balance Sheet Changes

Trade Accounts and Notes Receivable. Trade accounts and notes receivable arise from sales of goods to customers. Trade receivables increased $777 during the first nine months of 2025, primarily due to a seasonal increase. These receivables decreased $1,366 compared to a year ago due to lower sales volumes. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 3% at July 27, 2025, 6% at October 27, 2024, and 3% at July 28, 2024.

Financing Receivables and Equipment on Operating Leases. Financing receivables and equipment on operating leases consist of retail notes originated in connection with financing of new and used equipment, operating leases, revolving charge accounts, sales-type and direct financing leases, and wholesale notes. Financing receivables and equipment on operating leases decreased $1,093 during the first nine months of 2025 and increased $102 in the past 12 months. The decrease during the first nine months of 2025 was due to lower retail customer receivables. Total acquisition volumes of financing receivables and equipment on operating leases were 15% lower in the first nine months of 2025, compared with the same period last year excluding BJD receivables, as volumes of wholesale notes, retail notes, financing leases, and operating leases were lower, while revolving charge accounts were slightly higher compared to the same period last year.

Inventories. Inventories increased by $620 during the first nine months of 2025 primarily due to a seasonal increase, and increased by $17 compared to a year ago. A majority of these inventories are valued at cost on the “last-in, first-out” (LIFO) method.

Property and Equipment. Property and equipment cash expenditures in the first nine months of 2025 were $852 compared with $1,043 in the same period last year. Capital expenditures in 2025 are estimated to be approximately $1,450.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $961 in the first nine months of 2025, primarily due to a decrease in accrued expenses associated with employee benefits and dealer sales discounts. Accounts payable and accrued expenses decreased $815 compared to a year ago due to a decrease in accrued expenses associated with employee benefits, warranty liabilities, and dealer sales discounts.

Borrowings. Total external borrowings increased by $1,453 in the first nine months of 2025 and increased $791 compared to a year ago, which contributed to higher cash and cash equivalents.

John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 9). The facility has an expiration in November 2025 and total capacity or “financing limit” of $2,500. At July 27, 2025, $1,783 of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.

In the first nine months of 2025, the financial services operations issued $2,618 and retired $3,441 of retail note securitization borrowings, which are presented in “Net proceeds (payments) in short-term borrowings (original maturities three months or less).”

Lines of Credit. We have access to bank lines of credit with various banks throughout the world.

Worldwide lines of credit totaled $12.2 billion at July 27, 2025, consisting primarily of:

●	a 364-day credit facility agreement of $5.0 billion expiring in the second quarter of 2026
●	a credit facility agreement of $3.25 billion expiring in the second quarter of 2028
●	a credit facility agreement of $3.25 billion expiring in the second quarter of 2030

At July 27, 2025, $6,150 of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings were considered to constitute utilization. These credit agreements require Capital Corporation and other parts of our business to maintain certain performance metrics and liquidity targets. All requirements in the credit agreements have been met during the periods included in the financial statements.

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

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	government policies and actions with respect to the global trade environment including increased and proposed tariffs announced by the U.S. government and retaliatory trade regulations;
●	the uncertainty of our ability to sell products domestically or internationally, continue production at certain international facilities, procure raw materials and components, accurately forecast demand and inventory, manage increased costs of production, absorb or pass on increased pricing, accurately predict financial results and industry trends, and remain competitive based on trade actions, policies, and general economic uncertainty;
●	the agricultural business cycle, which can be unpredictable and is affected by factors such as world grain stocks, harvest yields, available farm acres, acreage planted, soil conditions, prices for commodities and livestock, input costs, availability of transport for crops as well as adverse macroeconomic conditions, including unemployment, inflation, interest rate volatility, changes in consumer practices due to slower economic growth or a recession, and regional or global liquidity constraints;
●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for our products and solutions;
●	our ability to adapt in highly competitive markets, including understanding and meeting customers’ changing expectations for products and solutions, including delivery and utilization of precision technology;
●	housing starts and supply, real estate and housing prices, levels of public and non-residential construction, and infrastructure investment;

●	political, economic, and social instability of the geographies in which we operate, including the ongoing war between Russia and Ukraine and the conflicts in the Middle East;
●	worldwide demand for food and different forms of renewable energy impacting the price of farm commodities and consequently the demand for our equipment;
●	investigations, claims, lawsuits, or other legal proceedings, including the lawsuit filed by the Federal Trade Commission (FTC) and the Attorneys General of the States of Arizona, Illinois, Michigan, Minnesota, and Wisconsin alleging that we unlawfully withheld self-repair capabilities from farmers and independent repair providers;
●	delays or disruptions in our supply chain;
●	changes in climate patterns, unfavorable weather events, and natural disasters;
●	availability and price of raw materials, components, and whole goods;
●	suppliers’ and manufacturers’ business practices and compliance with laws applicable to topics such as human rights, safety, environmental, and fair wages;
●	loss of or challenges to intellectual property rights;
●	rationalization, restructuring, relocation, expansion, and/or reconfiguration of manufacturing and warehouse facilities;
●	the ability to execute business strategies, including our Smart Industrial Operating Model and Leap Ambitions;
●	accurately forecasting customer demand for products and services, and adequately managing inventory;
●	dealer practices and their ability to manage new and used inventory, distribute our products, and to provide support and service for precision technology solutions;
●	the ability to realize anticipated benefits of acquisitions and joint ventures, including challenges with successfully integrating operations and internal control processes;
●	negative claims or publicity that damage our reputation or brand;
●	the ability to attract, develop, engage, and retain qualified employees;
●	the impact of workforce reductions on company culture, employee retention and morale, and institutional knowledge;
●	labor relations and contracts, including work stoppages and other disruptions;
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to our information technology infrastructure and products;
●	leveraging artificial intelligence and machine learning within our business processes;
●	changes to governmental communications channels (radio frequency technology);
●	changes to existing laws and regulations, including the implementation of new, more stringent laws, as well as compliance with a variety of U.S., foreign, and international laws, regulations, and policies relating to, but not limited to the following: advertising, anti-bribery and anti-corruption, anti-money laundering, antitrust, consumer finance, cybersecurity, data privacy, encryption, environmental (including climate change and engine emissions), farming, health and safety, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, human rights, import / export and trade, tariffs, labor and employment, product liability, tax, telematics, and telecommunications;
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy; and
●	warranty claims, post-sales repairs or recalls, product liability litigation, and regulatory investigations because of the deficient operation of our products.

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENTS OF INCOME
For the Three Months Ended July 27, 2025 and July 28, 2024
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2025	2024	2025	2024	2025	2024	2025	2024
Net Sales and Revenues
Net sales	$10,357	$11,387					$10,357	$11,387
Finance and interest income	133	155	$1,433	$1,537	$(140)	$(231)	1,426	1,461	[1]
Other income	190	246	111	130	(66)	(72)	235	304	[2,3,4]
Total	10,680	11,788	1,544	1,667	(206)	(303)	12,018	13,152

Costs and Expenses
Cost of sales	7,578	7,855			(8)	(7)	7,570	7,848	[4]
Research and development expenses	556	567					556	567
Selling, administrative and general expenses	999	962	220	318	(2)	(2)	1,217	1,278	[4]
Interest expense	102	91	720	812	(28)	(63)	794	840	[1]
Interest compensation to Financial Services	112	168			(112)	(168)			[1]
Other operating expenses	(8)	(16)	345	343	(56)	(63)	281	264	[3,4,5]
Total	9,339	9,627	1,285	1,473	(206)	(303)	10,418	10,797

Income before Income Taxes	1,341	2,161	259	194			1,600	2,355
Provision for income taxes	274	583	65	42			339	625

Income after Income Taxes	1,067	1,578	194	152			1,261	1,730
Equity in income (loss) of unconsolidated affiliates	(1)		11	1			10	1

Net Income	1,066	1,578	205	153			1,271	1,731
Less: Net loss attributable to noncontrolling interests	(18)	(3)					(18)	(3)
Net Income Attributable to Deere & Company	$1,084	$1,581	$205	$153			$1,289	$1,734

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF INCOME
For the Nine Months Ended July 27, 2025 and July 28, 2024
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2025	2024	2025	2024	2025	2024	2025	2024
Net Sales and Revenues
Net sales	$28,338	$35,484					$28,338	$35,484
Finance and interest income	351	441	$4,268	$4,466	$(386)	$(700)	4,233	4,207	[1]
Other income	580	732	350	341	(211)	(192)	719	881	[2,3,4]
Total	29,269	36,657	4,618	4,807	(597)	(892)	33,290	40,572

Costs and Expenses
Cost of sales	20,239	24,226			(24)	(21)	20,215	24,205	[4]
Research and development expenses	1,631	1,664					1,631	1,664
Selling, administrative and general expenses	2,761	2,844	632	771	(6)	(7)	3,387	3,608	[4]
Interest expense	282	314	2,206	2,354	(80)	(190)	2,408	2,478	[1]
Interest compensation to Financial Services	306	510			(306)	(510)			[1]
Other operating expenses	(47)	76	1,045	1,018	(181)	(164)	817	930	[3,4,5]
Total	25,172	29,634	3,883	4,143	(597)	(892)	28,458	32,885

Income before Income Taxes	4,097	7,023	735	664			4,832	7,687
Provision for income taxes	752	1,700	153	145			905	1,845

Income after Income Taxes	3,345	5,323	582	519			3,927	5,842
Equity in income (loss) of unconsolidated affiliates	(4)		15	4			11	4

Net Income	3,341	5,323	597	523			3,938	5,846
Less: Net loss attributable to noncontrolling interests	(24)	(9)					(24)	(9)
Net Income Attributable to Deere & Company	$3,365	$5,332	$597	$523			$3,962	$5,855

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEETS
Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	July 27	Oct 27	July 28	July 27	Oct 27	July 28	July 27	Oct 27	July 28	July 27	Oct 27	July 28
	2025	2024	2024	2025	2024	2024	2025	2024	2024	2025	2024	2024
Assets
Cash and cash equivalents	$6,641	$5,615	$5,385	$1,939	$1,709	$1,619				$8,580	$7,324	$7,004
Marketable securities	240	125	155	1,167	1,029	985				1,407	1,154	1,140
Receivables from Financial Services	3,649	3,043	3,951				$(3,649)	$(3,043)	$(3,951)				[6]
Trade accounts and notes receivable – net	1,335	1,257	1,150	7,064	6,225	8,890	(2,296)	(2,156)	(2,571)	6,103	5,326	7,469	[7]
Financing receivables – net	84	78	82	43,846	44,231	43,814				43,930	44,309	43,896
Financing receivables securitized – net	1	2	2	7,947	8,721	8,272				7,948	8,723	8,274
Other receivables	2,013	2,193	1,821	867	427	494	(54)	(75)	(45)	2,826	2,545	2,270	[7]
Equipment on operating leases – net				7,512	7,451	7,118				7,512	7,451	7,118
Inventories	7,713	7,093	7,696							7,713	7,093	7,696
Property and equipment – net	7,680	7,546	7,058	33	34	34				7,713	7,580	7,092
Goodwill	4,209	3,959	3,960							4,209	3,959	3,960
Other intangible assets – net	926	999	1,030							926	999	1,030
Retirement benefits	3,092	2,839	3,047	92	83	80	(2)	(1)	(1)	3,182	2,921	3,126	[8]
Deferred income taxes	2,471	2,262	2,192	44	43	35	(306)	(219)	(329)	2,209	2,086	1,898	[9]
Other assets	2,357	2,194	2,236	1,211	715	675	(9)	(3)	(8)	3,559	2,906	2,903
Assets held for sale					2,944	2,965					2,944	2,965
Total Assets	$42,411	$39,205	$39,765	$71,722	$73,612	$74,981	$(6,316)	$(5,497)	$(6,905)	$107,817	$107,320	$107,841

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$461	$911	$983	$14,146	$12,622	$14,311				$14,607	$13,533	$15,294
Short-term securitization borrowings		2	1	7,610	8,429	7,868				7,610	8,431	7,869
Payables to Equipment Operations				3,649	3,043	3,951	$(3,649)	$(3,043)	$(3,951)				[6]
Accounts payable and accrued expenses	12,795	13,534	13,880	3,146	3,243	3,141	(2,359)	(2,234)	(2,624)	13,582	14,543	14,397	[7]
Deferred income taxes	393	434	420	402	263	390	(306)	(219)	(329)	489	478	481	[9]
Long-term borrowings	8,789	6,603	6,592	35,640	36,626	36,100				44,429	43,229	42,692
Retirement benefits and other liabilities	1,767	2,250	2,048	71	105	109	(2)	(1)	(1)	1,836	2,354	2,156	[8]
Liabilities held for sale					1,827	1,803					1,827	1,803
Total liabilities	24,205	23,734	23,924	64,664	66,158	67,673	(6,316)	(5,497)	(6,905)	82,553	84,395	84,692

Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	84	82	84							84	82	84

Stockholders’ Equity
Total Deere & Company stockholders’ equity	25,175	22,836	23,062	7,058	7,454	7,308	(7,058)	(7,454)	(7,308)	25,175	22,836	23,062	[10]
Noncontrolling interests	5	7	3							5	7	3
Financial Services’ equity	(7,058)	(7,454)	(7,308)				7,058	7,454	7,308				[10]
Adjusted total stockholders’ equity	18,122	15,389	15,757	7,058	7,454	7,308				25,180	22,843	23,065
Total Liabilities and Stockholders’ Equity	$42,411	$39,205	$39,765	$71,722	$73,612	$74,981	$(6,316)	$(5,497)	$(6,905)	$107,817	$107,320	$107,841

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended July 27, 2025 and July 28, 2024
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2025	2024	2025	2024	2025	2024	2025	2024
Cash Flows from Operating Activities
Net income	$3,341	$5,323	$597	$523			$3,938	$5,846
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	18	10	240	212			258	222
Provision for depreciation and amortization	965	932	804	773	$(101)	$(107)	1,668	1,598	[11]
Impairments and other adjustments	61		(32)	53			29	53
Share-based compensation expense					104	159	104	159	[12]
Distributed earnings of Financial Services	1,066	250			(1,066)	(250)			[13]
Provision (credit) for deferred income taxes	(242)	(49)	140	(76)			(102)	(125)
Changes in assets and liabilities:
Receivables related to sales	(66)	106			(428)	(2,552)	(494)	(2,446)	[14,16]
Inventories	(423)	391			(103)	(157)	(526)	234	[15]
Accounts payable and accrued expenses	(646)	(924)	69	212	(140)	(303)	(717)	(1,015)	[16]
Accrued income taxes payable/receivable	(89)	13	(58)	18			(147)	31
Retirement benefits	(770)	(241)	(43)	(5)			(813)	(246)
Other	123	(109)	182	44	(39)	(107)	266	(172)	[11,12,15]
Net cash provided by operating activities	3,338	5,702	1,899	1,754	(1,773)	(3,317)	3,464	4,139

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			20,178	19,826	(466)	(683)	19,712	19,143	[14]
Proceeds from maturities and sales of marketable securities	27	56	332	277			359	333
Proceeds from sales of equipment on operating leases			1,408	1,451			1,408	1,451
Cost of receivables acquired (excluding receivables related to sales)			(19,189)	(21,395)	227	282	(18,962)	(21,113)	[14]
Acquisitions of businesses, net of cash acquired	(89)						(89)
Purchases of marketable securities	(133)	(220)	(465)	(352)			(598)	(572)
Purchases of property and equipment	(851)	(1,041)	(1)	(2)			(852)	(1,043)
Cost of equipment on operating leases acquired			(2,148)	(2,377)	139	212	(2,009)	(2,165)	[15]
Decrease in investment in Financial Services		11				(11)			[17]
Increase in trade and wholesale receivables			(807)	(3,255)	807	3,255			[14]
Collections of receivables from unconsolidated affiliates	189		145				334
Collateral on derivatives – net	4		123	390			127	390
Other	(75)	(88)	(156)	(8)		1	(231)	(95)
Net cash used for investing activities	(928)	(1,282)	(580)	(5,445)	707	3,056	(801)	(3,671)

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	294	81	(2,354)	(1,073)			(2,060)	(992)
Change in intercompany receivables/payables	(660)	558	660	(558)
Proceeds from borrowings issued (original maturities greater than three months)	2,188	115	8,519	15,397			10,707	15,512
Payments of borrowings (original maturities greater than three months)	(863)	(1,061)	(6,880)	(9,731)			(7,743)	(10,792)
Repurchases of common stock	(1,136)	(3,227)					(1,136)	(3,227)
Capital returned to Equipment Operations				(11)		11			[17]
Dividends paid	(1,282)	(1,202)	(1,066)	(250)	1,066	250	(1,282)	(1,202)	[13]
Other	(25)	(37)	(18)	(51)			(43)	(88)
Net cash provided by (used for) financing activities	(1,484)	(4,773)	(1,139)	3,723	1,066	261	(1,557)	(789)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	96	12	12	(18)			108	(6)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,022	(341)	192	14			1,214	(327)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	5,643	5,755	1,990	1,865			7,633	7,620
Cash, Cash Equivalents, and Restricted Cash at End of Period	$6,665	$5,414	$2,182	$1,879			$8,847	$7,293

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$6,641	$5,385	$1,939	$1,619			$8,580	$7,004
Cash, cash equivalents, and restricted cash (Assets held for sale)				108				108
Restricted cash (Other assets)	24	29	243	152			267	181
Total Cash, Cash Equivalents, and Restricted Cash	$6,665	$5,414	$2,182	$1,879			$8,847	$7,293

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

Item 4.CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of July 27, 2025, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the third quarter of 2025, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

On January 15, 2025, the Federal Trade Commission (FTC), along with the Attorneys General of the States of Illinois and Minnesota, filed a lawsuit against us in the United States District Court for the Northern District of Illinois Western Division. The Attorneys General of the States of Arizona, Michigan, and Wisconsin then joined the lawsuit. The lawsuit alleges monopolization and unfair competition in violation of federal and state antitrust laws. Plaintiffs seek a permanent injunction and other equitable relief to allow owners of our equipment, as well as independent repair providers, access to our repair tools and any other repair resources available to authorized John Deere dealers. On March 17, 2025, we filed a motion to dismiss the lawsuit, the FTC filed a response on April 28, 2025, and we filed a reply on May 28, 2025. A hearing was held on the motion to dismiss and the court denied the motion. We are in preliminary discussions with the FTC with respect to a potential resolution. At this stage we are unable to predict the outcome or impact of this matter on our business.

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

We routinely are a party to claims and legal actions and the subject of government inquiries and investigations, the most prevalent of which relate to product liability (including asbestos-related liability), antitrust matters (including class action litigation), employment, patent, and trademark. For example, we were recently the subject of a previously disclosed Federal Trade Commission (FTC) investigation into our information security practices and statements, which was closed by the FTC without action. The defense of lawsuits and government inquiries and investigations has resulted and may result in expenditures of significant financial resources and the diversion of management’s time and attention away from business operations. Adverse decisions in one or more of these claims, actions, inquiries, or investigations could require us to pay substantial damages or fines, undertake service actions, initiate recall campaigns, or take other costly actions. It is therefore possible that legal judgments or investigations could give rise to expenses that are not covered, or not fully covered, by our insurance programs and could affect our financial position and results.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of our common stock during the third quarter of 2025 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased (2)	Average Price	Programs (1)	Plans or Programs (1)
Period	(thousands)	Per Share	(thousands)	(millions)
Apr 28 to May 25				15.9
May 26 to Jun 22	272	$519.79	271	15.6
Jun 23 to Jul 27	310	514.24	310	15.3
Total	582		581
(1)	We have a share repurchase plan that was announced in December 2022 to purchase up to $18.0 billion of shares of our common stock. The maximum number of shares that may yet be purchased under this plan was 15.3 million based on the closing price of our common stock on the New York Stock Exchange as of the end of the third quarter of 2025 of $517.38 per share. At the end of the third quarter of 2025, $7.9 billion of common stock remained to be purchased under this plan.
(2)	In the third quarter of 2025, one thousand shares of common stock were acquired from plan participants at the weighted-average market price of $485.89 per share to pay payroll taxes on the vesting of restricted stock awards.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Director and Executive Officer Trading Arrangements

On May 21, 2025, Cory J. Reed, President, Worldwide Agriculture & Turf Division, Production Precision Ag, Sales & Marketing Regions of the Americas and Australia, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 12,000 shares of common stock resulting from the exercise of employee stock options. The plan expires on May 19, 2026.

On June 20, 2025, John C. May, Chairman and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 52,578 shares of common stock resulting from the exercise of employee stock options. The plan expires on June 18, 2026.

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

DEERE & COMPANY

Date:	August 28, 2025	By:	/s/ Joshua A. Jepsen
Joshua A. Jepsen Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)