Form 10-K
period 2025-11-02
DEERE & CO
filed 2025-12-18
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 2, 2025

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

The aggregate quoted market price of voting stock of the registrant held by non-affiliates at April 25, 2025, was $124,313,866,554. At November 28, 2025, 270,445,437 shares of common stock, $1 par value, of the registrant were outstanding.

Documents Incorporated by Reference. Portions of the proxy statement for the annual meeting of stockholders to be held on February 25, 2026 are incorporated by reference into Part III of this Form 10-K.

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

As used herein, the terms “John Deere,” “we,” “us,” “our,” or “the Company” refer collectively to Deere & Company and its subsidiaries, unless designated or identified otherwise. All amounts are presented in millions of U.S. dollars, unless otherwise specified.

Products

John Deere has manufactured agricultural equipment since 1837. Deere & Company was incorporated under the laws of Delaware in 1958. Our business is managed through the following four business segments: Production & Precision Agriculture (PPA), Small Agriculture & Turf (SAT), Construction & Forestry (CF), and Financial Services (John Deere Financial or FS).

BUSINESS SEGMENT	PRODUCTION & PRECISION AGRICULTURE	SMALL AGRICULTURE & TURF	CONSTRUCTION & FORESTRY	FINANCIAL SERVICES
PRODUCTS	● 4WD/track and row crop tractors ● Harvesters ● Cotton Pickers and Cotton Strippers ● Sugarcane Harvesters ● Sugarcane Loaders ● Soil Preparation, Tillage, Seeding, Application, and Crop Care Equipment
●
Specialty, Utility, and Compact Tractors
●
Self-Propelled Forage Harvesters and Attachments
●
Hay and Forage Equipment
●
Rotary Mowers
●
Utility Vehicles
●
Riding Lawn Equipment and Commercial Mowing Equipment
●
Golf Course Equipment

●
Backhoe Loaders
●
Crawler Dozers and Loaders
●
Skid Steers
●
Four-Wheel-Drive Loaders
●
Compact Wheel Loaders
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

Smart Industrial Operating Model and Leap Ambitions

Our Smart Industrial Operating Model aims to deliver greater value for our customers, accelerate our competitive advantage in advanced technologies, build on our fundamental manufacturing strengths and core values, and capitalize on opportunities that lie ahead by leveraging advanced technologies with our operational excellence. To drive these outcomes, we are focused on the following three pillars:

Production Systems. A strategic alignment of products and solutions around our customers’ production systems. Production systems refer to the series of steps our customers take to execute different tasks, operations, and projects to grow an agricultural product or execute a project.

Technology Stack. Investments in technology, as well as research and development, which deliver intelligent solutions to our customers through hardware and devices, embedded software, connectivity, data platforms, and applications. The technology stack leverages these core technologies across the enterprise, including digital capabilities, automation and machine learning, and autonomy. The stack has the potential to unlock economic and sustainable value for customers by optimizing jobs, strengthening decision-making, and better connecting the steps of a production system.

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

In 2022, we introduced our Leap Ambitions (“Ambitions”), a set of focused goals designed to guide the implementation of our Smart Industrial Operating Model. These Ambitions are built upon a foundation of product quality and manufacturing excellence, supported by a best-in-class dealer channel, and enabled by employees dedicated to solving some of the world’s most important problems. To build on our accomplishments and lay the foundation for sustained growth as we move toward 2030, in December 2025 we refined our Ambitions.

Our refined Ambitions feature long-term financial and operational goals, emphasizing the use of our differentiated equipment and service solutions, including automation, autonomy, digitalization, lifecycle solutions, and Solutions as a Service (SaaS). Utilization of these solutions is currently measured through various performance indicators. Our refined Ambitions and their timelines may be updated from time to time. In addition, we may not be able to achieve these goals for a variety of reasons, some of which may be beyond our control. See Item 1A Risk Factors, “Strategic Risks—We may not realize the anticipated benefits of our Smart Industrial Operating Model and Leap Ambitions.”

Equipment Operations

Our equipment operations consist of three of our business segments: PPA, SAT, and CF. In fiscal year 2025, PPA generated $17,311 net sales, or 45% of equipment operations net sales; SAT generated $10,224 net sales, or 26% of equipment operations net sales; and CF generated $11,382 net sales, or 29% of equipment operations net sales.

Production & Precision Agriculture

The PPA segment is committed to meeting the fundamental needs of our customers through a combination of equipment and technology designed to enable our customers to overcome some of their biggest challenges: doing more with less, labor shortages, volatile input costs, and executing jobs in tighter timeframes. This segment defines, develops, and delivers global equipment and technology solutions for production-scale growers of crops like large grains (such as corn and soy), small grains (such as wheat, oats, and barley), cotton, and sugarcane. Equipment manufactured and distributed by the segment includes four-wheel-drive (4WD)/track and row crop tractors, harvesters, cotton pickers, cotton strippers, sugarcane harvesters, sugarcane loaders, and related harvesting front-end equipment. In addition, the segment includes tillage, seeding, and application equipment, including sprayers and nutrient management, and soil preparation machinery, and related attachments and service parts.

We continue to invest in the development and production of advanced technology through integrated agricultural solutions and precision technologies across our portfolio of equipment. We believe our investments in precision technology will transform our farmers’ equipment into smarter, more efficient machines.

We have developed a production system-level approach that helps us understand how customers operate, focusing on their costs, identifying the opportunities for them to reduce inputs, and to improve productivity, crop yields, and sustainability. Advancements such as precise global navigation satellite systems technology, advanced connectivity and telematics, on-board sensors and computing power, automation software, digital tools, applications, and analytics provide seamless integration of information designed to improve customer decision-making and job execution.

Our advanced telematics systems remotely connect equipment owners, business managers, and dealers to equipment in the field through the John Deere Operations Center ™, our digital management system that allows customers to access farm and jobsite information through their devices. This connection provides real-time alerts and information about equipment location, utilization, performance, and maintenance to improve productivity and efficiency, as well as to monitor agronomic job execution.

We are beginning to leverage technology from our PPA segment across other business segments. For example, cameras, obstacle detection, radars, and machine learning have been applied to our CF Smart Detect™ tool to identify obstacles on jobsites. In addition, CF roadbuilding customers are now able to access the John Deere Operations Center™, enabling them to view near real-time data and insights to help make informed decisions, streamline maintenance, and track productivity.

In addition to John Deere brand names, the table below provides a list of select PPA products and their associated brand names:

PRODUCT	BRAND NAME
Sprayers	Hagie, Mazzotti
Planters and Cultivators	Monosem
Sprayers and Planters	PLA
Carbon Fiber Sprayer Booms	King Agro
Technology	Harvest Profit, Sentera
Aftermarket and Precision Upgrades	A & I, Unimil by John Deere, Alternatives by John Deere, Frontier, Surepoint

Small Agriculture & Turf

SAT is committed to meeting the needs of our customers through defining, developing, and delivering global equipment and technology solutions for dairy and livestock producers, high-value crop and small acre crop producers, and turf and utility customers. The segment works to provide product leadership while extending integrated agricultural solutions and precision technologies across its portfolio of equipment.

Equipment manufactured and distributed by the segment includes specialty, utility, and compact tractors, hay and forage equipment, including self-propelled forage harvesters and attachments, balers, and mowers; turf and utility equipment, including riding lawn equipment, commercial mowing equipment, golf course equipment, utility vehicles, implements for mowing, tilling, snow and debris handling, aerating, and other residential, commercial, golf, and sports turf care applications; and related attachments and service parts.

SAT equipment is sold primarily through independent retail dealer networks, although the segment also builds turf products for sale by mass retailers, including The Home Depot and Lowe’s. Our turf equipment is sold primarily in North American, Western European, and Australian markets.

In the small agriculture market, we are developing autonomous solutions, connectivity capabilities, and a path to electrifying our future by delivering a portfolio that helps current customers meet sustainability goals while finding innovative ways to serve new customers and unlock new markets for mechanization at scale.

In addition to John Deere brand names, the table below provides a list of select SAT products and their associated brand names:

PRODUCT	BRAND NAME
Equipment Attachments	Frontier, Kemper, GreenSystem, Smart Apply
Sprayers	GUSS
Aftermarket and Precision Updates	A&I, Sunbelt Outdoor Products, Alternatives by John Deere, Frontier

Agriculture and Turf Operations

Business Environment. Sales of agricultural equipment are affected by total farm cash receipts, which reflect levels of farm commodity and protein prices, world grain stocks, acreage available and planted, crop yields, soil conditions, farm input costs, government policies, including global trade policies, and the amount and timing of government support. Sales also are influenced by general economic conditions, farmland prices, farmers’ debt levels and access to financing, interest and exchange rates, labor availability and costs, energy costs and related policies, tax policies, policies related to climate change, and other input costs associated with farming. Other key factors affecting new agricultural equipment sales are the value, age, and level of used equipment, including tractors, harvesting equipment, self-propelled sprayers, hay and forage equipment, and seeding equipment. Weather and climatic conditions also can affect buying decisions of agricultural equipment purchasers.

We believe innovations in machinery and technology may influence purchases of agricultural equipment, especially when the agricultural environment is challenging. For example, larger, more productive equipment is well accepted where farmers are striving for more efficiency in their operations to increase profits. Large, cost-efficient, highly mechanized agricultural operations account for an important share of worldwide farm output. These customers are increasingly adopting and integrating precision agricultural technologies like guidance, telematics, automation, and data-driven management in their operations. The large-size agricultural equipment used on such farms has been particularly important to us. A large proportion of the equipment operations’ total agricultural equipment sales in the U.S. and Canada, as well as in many countries outside the U.S. and Canada, are comprised of (1) tractors over 100 horsepower, (2) self-propelled combines, cotton pickers, forage harvesters, and sprayers, and (3) seeding equipment.

Agricultural trends, including the production of and demand for renewable fuels, including biofuels, can also impact sales. This growing demand has led to a corresponding increase in the need for agriculturally based feedstocks used in their production, such as corn in the U.S. and Europe and sugar cane in Brazil. This increased demand may increase the demand for agricultural equipment to be used in the production of such crops. In addition, policies and market drivers such as federal mandates requiring renewable fuel blending, and global regulations in regions and countries like Europe and Brazil, are expected to increase demand for renewable fuels.

We also rely on the sale of small and mid-size tractors as part of our global business. Customers use these tractors for small and medium-sized farming and in specialty agricultural industries like dairy, livestock, and high value crops (e.g., orchards and vineyards). The majority of our mid-size tractors are manufactured and sold in Europe, while the majority of our small tractors are manufactured and sold in India. Retail sales of lawn and garden tractors, compact utility tractors, residential and commercial mowers, utility vehicles, and golf and turf equipment are influenced by the housing market, weather conditions, consumer spending patterns, and general economic conditions like unemployment, interest rates, and inflation.

Regions. Sales and marketing support for both the PPA and SAT segments is organized around four geographic regions: (1) Africa, Asia, and the Middle East; (2) Europe, and the Commonwealth of Independent States (CIS); (3) Latin America and South America; and (4) U.S., Canada, and Australia.

The majority of our sales occur in the U.S. and Canada; however, we continue to grow our business and invest in other regions. In June of 2025, we celebrated our 25th anniversary of operations in Brazil. In 2024, we built a research and development center in Indaiatuba, Brazil dedicated to tropical agriculture and serving our customers in the region. Our growth in Brazil is just one example of deploying capital to areas where we can unlock the greatest value for our customers—a hallmark of our Smart Industrial Operating Model.

Seasonality. Seasonal patterns in retail demand for agricultural equipment can result in substantial variations in the volume and mix of products sold to retail customers during the year. In general, retail sales to farmers are based on the timing of planting and harvesting seasons around the globe.

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

For certain equipment, we offer early order programs, which can include incentives to retail customers who place orders well in advance of the use season. Production schedules are based, in part, on these early order programs; however, during periods of high demand, some factories may still produce after the use season. New combines, cotton harvesting equipment, planters and tillage equipment, and sprayers are sold under early order programs, with waivers of retail finance charges available to customers who take delivery of machines during non-use seasons.

In Australia, Canada, and the U.S., there are typically several used equipment trade-in transactions that take place in connection with most new agricultural equipment sales. To provide support to our dealers in these countries for carrying and ultimately selling this used inventory to retail customers, we provide these dealers with pools of funds awarded as a percentage of the dealer price for eligible new equipment sales at the time of the new equipment settlement.

Retail demand for turf and utility equipment is normally higher in the second and third fiscal quarters based on weather, turf maintenance needs, landscaping projects, and sports and recreational facilities preparation. We have pursued a strategy of building and shipping such equipment as close to retail demand as possible. Consequently, to increase asset turnover and reduce the average level of field inventories throughout the year, production and shipment schedules of these product lines are normally proportionately higher in the second and third fiscal quarters of each year, corresponding closely to the seasonal pattern of retail sales.

Construction & Forestry

Our CF segment is committed to meeting the need for smart and more sustainable solutions to help our customers meet industry challenges, including jobsite safety, a shortage of skilled labor, volatile input costs, reducing rework, maximizing uptime, and minimizing their environmental footprint.

To address these challenges, we have delivered a portfolio of construction, roadbuilding, and forestry products with precision technology solutions. Our smart solutions such as SmartWeigh™, Smart Grade™, machine and system automation, and the John Deere Operations Center™, are designed to allow customers to complete more functions with fewer inputs, reduce rework and guesswork, and transform data into insights to allow for better decisions. Obstacle detection solutions such as SmartDetect™ supplement operator visibility on the jobsite through a combination of cameras, radar, and machine learning. Additionally, we plan to deliver hybrid-electric and battery electric equipment solutions to help customers reduce tailpipe emissions without sacrificing power and performance.

In addition to creating solutions for the challenges mentioned above, our CF training team is providing comprehensive sales, technical, parts, and operator training for dealers and customers so that the features and technologies of our solutions are understood and utilized with the goal of maximizing customer productivity, jobsite safety, and uptime.

Our construction products include excavators, motor graders, crawler dozers and loaders, wheel loaders, backhoes, and articulated dump trucks. Our compact construction products include skid steers, compact excavators, compact wheel loaders, and compact track loaders. Our Wirtgen roadbuilding products include milling machines, recyclers, slipform pavers, surface miners, asphalt pavers, compactors, tandem and static rollers, mobile crushers and screens, and mobile and stationary asphalt plants. The Wirtgen brand also provides a technology stack aimed at allowing customers to make smarter and more sustainable decisions. Technology offerings include Wirtgen Performance Tracker, Mill Assist, Level Pro, Vögele Roadscan, Smart Compact, WITOS Paving, Spective Connect, AutoTrac™, John Deere Connected Support™, and John Deere Operations Center™. The construction, compact construction, and Wirtgen products also include related attachments and service parts.

In forestry, our primary products include skidders, wheeled and tracked feller bunchers, forwarders, knuckleboom loaders, wheeled and tracked harvesters, swing machines, and precision forestry technology solutions such as Intelligent Boom Control, TimberMatic™ maps, and TimberManager™—a web-based solution allowing customers to follow progress on the jobsite. These solutions allow customers to closely track jobsite progress and provide visibility into fleet location, utilization, performance, and maintenance information.

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

The prevailing levels of residential, commercial, and public construction, investment in infrastructure, and the condition of the forestry products industry influence retail sales of our construction, roadbuilding, and forestry equipment. General economic conditions, interest rates, uncertainty related to trade policies, government spending, the availability of credit, and certain commodity prices, such as those applicable to oil and gas, pulp, paper, and saw logs, also influence sales.

In addition to John Deere brand names, the table below provides a list of CF products and their associated brand names:

PRODUCT	BRAND NAME
Roadbuilding Equipment	Wirtgen, Vögele, Hamm, Kleemann, Benninghoven, Ciber
Forestry Attachments	Waratah

Competition

The equipment operations sell products and services in a variety of competitive global and regional markets. The principal competitive factors in all markets include product performance, technology features, innovation, quality, distribution, sustainability, financing, customer service, and value. John Deere’s brand recognition is a competitive factor in North America and many other parts of the world.

The agricultural equipment industry continues to change and is becoming even more competitive through the emergence and global expansion of many competitors. The competitive environment for the agriculture and turf operations includes some global competitors, such as AGCO Corporation, CLAAS KGaA mbH, CNH Industrial N.V., Kubota Tractor Corporation, and The Toro Company.

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

Our forestry and roadbuilding businesses operate globally. The construction business operates in competitive markets in North and South America, as well as other global markets. Global competitors of the CF segment include Caterpillar Inc., CNH Industrial N.V., Doosan Infracore Co., Ltd. and its subsidiary Doosan Bobcat Inc., Fayat Group, GOMACO Corporation, Hitachi Construction Machinery, Komatsu Ltd., Kubota Tractor Corporation, LGMG, Liugong, Ponsse Plc, SANY Group Co., Ltd., SDLG, Terex, Tigercat Industries Inc., Volvo Construction Equipment (part of Volvo Group AB), and XCMG.

Parts and Services

The quality and timely availability of our parts and services are important for each of our equipment operations, as they are elements to overall customer satisfaction and our customers’ purchasing decisions. We supply parts, many of which are proprietary, to support the current product lines as well as products we have sold in the past. We also offer aftersales customer assistance programs that provide a range of maintenance and repair contracts, as well as warranty extension services, to cover a variety of customer needs and to support the equipment’s value over time.

Our precision technology is integrated into our equipment as well as offered as aftermarket parts of retrofit solutions through our dealer network and owner support tools sold through our e-commerce John Deere Store. We support our connected machines, which integrate technology with our equipment through our John Deere Operations Center™ with service alerts, operator insights, and predictive repairs and maintenance.

Manufacturing and Assembly

Our global manufacturing footprint allows us whenever possible to produce our products close to the markets where they are sold. For example, most of our large agricultural equipment is assembled in the U.S. for our U.S. customers.

Common manufacturing processes and techniques are used in producing components for PPA, SAT, and CF equipment sold by us and our dealers. The equipment operations also pursue external sales of selected parts that can be manufactured and supplied to third parties on a competitive basis, including engines, power train components, and electronic components.

Considerable effort is being dedicated to manufacturing cost optimization through improvements in process, optimization of factories, including product line relocation, product design, advanced manufacturing technology, and supply management and logistics, as well as compensation incentives related to productivity and organizational structure. We are also integrating emerging technologies such as artificial intelligence driven analytics and advanced robotics into our manufacturing processes where appropriate.

Our manufacturing, logistics, and scheduling systems are dependent on forecasts of industry volumes and our anticipated share of industry sales. In addition, based on dealer and customer demand, we can adjust our assembly lines to accommodate a wide product mix.

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

We own a significant number of patents, trademarks, copyrights, trade secrets, and intellectual property licenses related to our products and services and expect the number to grow as we continue to pursue technological innovations. We further our competitive position by filing patent and trademark applications in the U.S. and internationally to protect technology, improvements considered important to the business, and our brand. We believe that our rights under these patents and licenses are important to our operations and competitive position but do not regard any of our businesses as being dependent upon any single patent or family of patents. See Item 1A Risk Factors, “Legal and Regulatory Compliance Risks—Our business could be adversely affected by the infringement or loss of intellectual property rights” for more information.

Sales and Distribution

Through the U.S. and Canada, we market products to approximately 2,050 independent dealer locations. Of these, approximately 1,600 sell agricultural equipment, while approximately 450 sell construction, earthmoving, material handling, roadbuilding, compact construction, and/or forestry equipment. In addition, roadbuilding equipment is sold at approximately 100 roadbuilding-only locations that may carry products that compete with our construction, earthmoving, material handling, and/or forestry equipment. Turf equipment is sold at most John Deere agricultural equipment locations, a few construction and forestry locations, and about 260 turf-only locations. In addition, certain lawn and garden and compact construction products are sold through The Home Depot and Lowe’s.

Outside the U.S. and Canada, our agriculture and turf equipment is sold to distributors and dealers for resale in over 100 countries. Sales and administrative offices are located in Argentina, Australia, Brazil, China, France, Germany, India, Italy, Mexico, Poland, Singapore, South Africa, Spain, Ukraine, and the United Kingdom. Turf equipment sales outside the U.S. and Canada occur primarily in Western Europe and Australia. Construction, earthmoving, material handling, and forestry equipment is sold to distributors and dealers primarily by sales offices located in Australia, Brazil, Finland, Ireland, New Zealand, Norway, Singapore, Sweden, and the United Kingdom. Some of these dealers are independently owned while we own others. Roadbuilding equipment is sold directly to retail customers and independent distributors and dealers for resale.

The Wirtgen Group operates company-owned sales and service subsidiaries in Australia, Austria, Belgium, Brazil, Bulgaria, China, Denmark, Estonia, Finland, France, Georgia, Germany, Hungary, India, Ireland, Italy, Japan, Latvia, Lithuania, Malaysia, the Netherlands, Norway, Poland, Romania, Singapore, South Africa, Sweden, Taiwan, Thailand, Turkey, Ukraine, and the United Kingdom.

The equipment operations operate centralized parts distribution warehouses in the U.S., Brazil, and Germany in coordination with regional parts depots and distribution centers in Argentina, Australia, Canada, China, India, Mexico, South Africa, Sweden, and the United Kingdom.

We market engines, power trains, and electronic components worldwide through select sales branches or directly to regional and global original equipment manufacturers and independently owned engine distributors.

We provide our dealers with volume sales incentives, demonstration programs, and other advertising support to assist sales. We design our sales programs, including retail financing incentives, and our policies for maintaining parts and services availability with product warranties to enhance our dealers’ competitive position.

Raw Materials

We source raw materials, manufactured components, and replacement parts for our equipment, engines, and other products from leading suppliers globally. These materials and components include a variety of steel products, metal castings, forgings, plastics, hydraulics, electronics, and ready-to-assemble components made to certain specifications. We also source various goods and services used for production, logistics, operations, and research and development.

We develop and maintain sourcing strategies for our purchased materials and emphasize long-term supplier relationships at the core of these strategies. We use a variety of agreements with suppliers intended to drive innovation, maximize availability and delivery of raw materials and components, help manage costs on a globally competitive basis, protect our intellectual property, and minimize other supply-related risks.

We are focused on increasing the resiliency of our supply chain and monitoring supply chain risks to minimize the likelihood of business disruptions caused by the supply base, including as a result of supplier financial viability, capacity, business continuity, labor availability, quality, delivery, cybersecurity, weather-related events, natural disasters, geo-political instability, and trade policies.

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

Backlog Orders

The dollar amount of backlog orders as of November 2, 2025, was approximately $4.0 billion for the PPA segment and $1.9 billion for the SAT segment, compared with $5.2 billion and $2.1 billion, respectively, at October 27, 2024. Backlog orders decreased as demand has declined. The agriculture and turf backlog are generally highest in the second and third quarters due to seasonal buying trends in these industries. The dollar amount of backlog orders for the CF segment was approximately $3.8 billion at November 2, 2025, compared with $2.2 billion at October 27, 2024 as planned production levels increase in line with retail demand. Backlog orders for equipment operations include all orders deemed to be firm as of the referenced date.

Financial Services

U.S. and Canada. The financial services segment primarily provides and administers financing for retail purchases from our dealers of new equipment manufactured by our equipment operations, as well as used equipment taken in trade for this equipment. The Company and John Deere Construction & Forestry Company (a wholly-owned subsidiary of the Company) are referred to as the “sales companies.” John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, generally purchases retail installment sales and loan contracts (retail notes) from the sales companies. In Canada, John Deere Financial Inc., a Canadian financial services subsidiary, purchases and finances retail notes acquired by John Deere Canada ULC, our Canadian sales company. The terms of retail notes and the basis on which the financial services operations acquire retail notes from the sales companies are governed by agreements with the sales companies. The financial services segment also finances and services revolving charge accounts, in most cases acquired from and offered through third-party merchants in the agricultural and turf markets. Additionally, the financial services operations provide wholesale financing to dealers of our agriculture and turf equipment and construction and forestry equipment (wholesale notes), primarily to finance inventories of equipment for those dealers. The various financing options offered by the financial services operations are designed to enhance sales of our products and generate financing income for the financial services operations. In the U.S. and Canada, certain subsidiaries included in the financial services segment offer extended equipment warranties.

Retail notes acquired by the sales companies are immediately sold to the financial services operations. The equipment operations are the financial services operations’ major source of business, although many retail purchasers of our products finance their purchases outside our organization through a variety of sources, including commercial banks and finance and leasing companies.

The financial services operations offer retail leases to equipment users in the U.S. and a small number of leases are executed with units of local governments. Leases are usually written for periods ranging from less than one year to seven years and typically contain an option permitting the customer to purchase the equipment at the end of the lease term. Retail leases also are offered in a generally similar manner to customers in Canada.

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

We have an agreement with Capital Corporation to make payments to Capital Corporation such that its consolidated ratio of earnings to fixed charges is not less than 1.05 to 1 for any four consecutive fiscal quarterly period. We also have committed to continuing to own, directly or through one or more wholly-owned subsidiaries, at least 51% of the voting shares of capital stock of Capital Corporation and to maintain Capital Corporation’s consolidated tangible net worth at not less than $50. Our obligations to make payments to Capital Corporation under this agreement are independent of whether Capital Corporation is in default on its indebtedness, obligations, or other liabilities. Further, our obligations under the agreement are not measured by the amount of Capital Corporation’s indebtedness, obligations, or other liabilities. Our obligations to make payments under this agreement are expressly stated not to be a guaranty of any specific indebtedness, obligation, or liability of Capital Corporation and are enforceable only by or in the name of Capital Corporation. As of November 2, 2025, we were in compliance with all of our obligations, and no payments were required under this agreement in fiscal year 2025 or fiscal year 2024. As of November 2, 2025, we indirectly owned 100% of the voting shares of Capital Corporation’s capital stock and Capital Corporation’s consolidated tangible net worth was $5,929.8.

Outside the U.S. and Canada. The financial services operations also offer financing, primarily for our products, in Argentina, Australia, India, Mexico, New Zealand, and in several other countries in Africa, Asia, Europe, and Latin America. In certain markets, financing is offered through cooperation agreements or joint ventures with other financial institutions. For example, in the second quarter of fiscal year 2025, we completed a transaction with a Brazilian bank, Banco Bradesco S.A. (Bradesco), for Bradesco to invest and become 50% owner of our subsidiary in Brazil, Banco John Deere S.A. The way the financial services operations offer financing is affected by a variety of country-specific laws, regulations, and customs, including those governing property rights and debtor obligations, which are subject to change, and which may introduce greater risk to the financial services operations.

The financial services operations also offer to select customers and dealers credit enhanced international export financing primarily for the purchase of our products.

Additional information on the financial services operations is provided in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (MD&A) section in this Annual Report on Form 10-K.

Environmental Matters

We are subject to a variety of local, state, and federal environmental laws and regulations in the U.S., as well as the environmental laws and regulations of other countries in which we conduct business. In the event of noncompliance, we could be subject to substantial fines and other penalties. Compliance with these laws and regulations adds to the cost of our production operations and compliance with emissions regulations adds to the cost of our products.

In fiscal year 2025, compliance with environmental controls applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position. At this time, we do not expect to incur material capital expenditures related to environmental controls during fiscal year 2026.

The U.S., the European Union (EU), India, and other governments throughout the world have enacted, and continue to enact, laws and regulations to reduce off-road engine emissions. Compliance with these regulations requires significant investment in the development of new engine technologies and after-treatment systems.

Governments also are implementing laws regulating products across their life cycles, including raw material sourcing and the storage, production, packaging, distribution, sale, use, and disposal of products at their end of life. These laws and regulations include requirements to develop less hazardous chemical substances and products, right-to-know, restriction of hazardous substances, and product take-back laws.

We continually evaluate, clean-up, or conduct corrective action at a limited number of sites. We cannot guarantee that these matters or other expenses or liabilities we may incur in connection with any noncompliance with environmental laws, regulations, or the clean-up of any properties, will not have a material adverse effect on our consolidated financial position, results of operations, cash flows, or competitive position.

We continue to monitor and review developing sustainability frameworks, standards, and global regulations, such as the European Union’s Corporate Sustainability Reporting Directive (CSRD), and California’s SB-253 (Climate Corporate Data Accountability Act) and SB-261 (Climate-Related Financial Risk Act).

With respect to properties and businesses that have been or will be acquired, we conduct due diligence into potential exposure to environmental liabilities but cannot be certain that we have identified, or will identify, all adverse environmental conditions.

Government Regulations

We are subject to a wide variety of local, state, and federal laws and regulations in the countries where we operate. These laws and regulations include a range of trade, antitrust, product, anti-bribery and anti-corruption, data protection and privacy, foreign exchange, tax, labor and employment, environmental, health and safety, telecommunications, intellectual property, human rights, and other laws and regulations.

Compliance with these laws and regulations requires the dedication of time and effort of our employees, as well as financial resources. In fiscal year 2025, compliance with the regulations applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position.

At this time, we do not expect to incur material capital expenditures related to compliance with regulations during fiscal year 2026. Additional information about the impact of government regulations on our business is included in Item 1A, “Risk Factors–Strategic Risks” and “Legal and Regulatory Compliance Risks.”

Human Capital Management

Our employees are guided by a simple principle: We run so life can leap forward. Our approach to human capital management is rooted in our core values: Integrity, Quality, Humanity, Commitment, and Innovation, which serve as the foundation for our workforce’s actions and decisions. These values are embedded within our Global Performance Management (GPM) program. Through GPM we foster a culture of continuous feedback and ongoing improvement.

Employees

At November 2, 2025, we had approximately 73,100 employees, of which approximately 32,500 were full-time production employees. We had 27,000 total employees in the U.S. of which approximately 11,600 were full-time production employees. We also retain consultants, independent contractors, and temporary and part-time workers. We are an equal opportunity employer committed to providing a workplace free of harassment and discrimination.

Unions are certified as bargaining agents for approximately 77% of our U.S. production and maintenance employees. Approximately 7,600 of our active U.S. production and maintenance workers are covered by a collective bargaining agreement with the United Auto Workers (UAW), with an expiration date of November 1, 2027. A small number of U.S. production employees are represented by the

International Association of Machinists and Aerospace Workers (IAM). Collective bargaining agreements covering our employees in the U.S. expire between 2025 and 2027. Unions also represent the majority of employees at our manufacturing facilities outside the U.S.

There is no guarantee that we will be able to renew collective bargaining agreements or whether such agreements will be on terms satisfactory to us. For further discussion, see Item 1A Risk Factors “Talent Risks—Our business may be adversely affected by any disruptions caused by union activities.”

Code of Conduct

We are committed to conducting business in accordance with the highest ethical standards. We require all employees to complete training on our Code of Business Conduct. The Code provides specific guidance to all our employees outlining how they can and must uphold and strengthen the integrity that has defined John Deere since our founding. In addition, we maintain a global compliance hotline to report concerns of potential violations of the Code, global policies, or the law.

Training and Development

As our business segments evolve, we need a workforce equipped to address new opportunities and challenges.

We offer our employees upskill training, career planning, and leadership development to better prepare our employees for future career opportunities at Deere. We have tools and solutions for continuous learning and career development, along with training programs that are tailored to different geographic regions and job functions. Examples of such training include technical operation of equipment, robotics, automation, equipment assembly, and interpersonal skills for establishing relationships with customers and dealers.

Compensation and Benefits

Our total rewards are intended to be competitive, meet the varied needs of our global workforce, and reinforce our values. We are committed to providing comprehensive and competitive pay and benefits to our employees. We continue to invest in employees through growth, development, and well-being initiatives.

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

We utilize a safety balanced scorecard, which includes leading and lagging indicators, and is designed to enable continuous measurement of safety performance and drive continuous improvement. Leading indicators include completion of risk reduction projects targeting highest factory risks as well as safety engagements with employees. Lagging indicators include total recordable incident rate, number of Potential Serious Injuries or Fatalities (PSIF) or Serious Injuries or Fatalities (SIF) events, and higher order of control corrective actions from PSIF and SIF events. Leading and lagging indicators are tracked by most of our manufacturing facilities and internally reported.

In fiscal year 2025, we reported a total recordable incident rate of 1.45, a safety metric used to measure the number of recordable incidents per 100 full-time employees per year; and a lost time frequency rate of 0.61, a safety metric used to measure the number of lost time incidents per 100 full-time employees.

Employee Engagement

We continue to build and sustain a workplace where all employees feel valued, respected, and inspired to do their best work every day. We gather feedback from our employees through a variety of channels throughout the year, such as surveys, focus groups, and conversations regarding continuous improvement. We build on our higher purpose, our core values, and our business strategy in a way that engages, inspires, and recognizes our workforce so they can support our customers in solving their biggest challenges.

Available Information

Our internet address is http://www.deere.com. We make the following reports filed by us available, free of charge, on our website under the “Investors” section, including any amendments thereto, as soon as reasonably practicable after they are filed or furnished with the United States Securities and Exchange Commission (SEC or Commission):

●	Annual Report on Form 10-K,
●	Quarterly Reports on Form 10-Q, and
●	Current Reports on Form 8-K.

These filings are also available at a website maintained by the SEC at http://www.sec.gov. The information contained on our website is not included in, nor incorporated by reference into this Annual Report on Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following are our executive officers as of December 2, 2025. All executive officers are elected or appointed by the Board of Directors and hold office until the meeting of the Board of Directors following the annual meeting of stockholders each year.

Name (Age)	Present Deere Position (Effective Date)	Business Experience (Effective Date)
John C. May (56)	Chairman, Chief Executive Officer, and President (2020)	- Chief Executive Officer and President (2019) - President and Chief Operating Officer (2019)
Joshua A. Jepsen (48)	Senior Vice President and Chief Financial Officer (2022)	- Deputy Financial Officer (2022) - Director, Investor Relations (2018)
Ryan D. Campbell (51)	President, Worldwide Construction & Forestry and Power Systems (2022)	- Senior Vice President and Chief Financial Officer (2019)
Jahmy J. Hindman (50)	Senior Vice President and Chief Technology Officer (2023)	- Chief Technology Officer (2020)
Rajesh Kalathur (57)	President, John Deere Financial, and Chief Information Officer (2022)	- President, John Deere Financial and Senior Vice President, Global Information Technology and Chief Financial Officer (2022) - President, John Deere Financial, and Chief Information Officer (2019)
Deanna M. Kovar (47)	President, Worldwide Agriculture & Turf Division, Production & Precision Ag, Sales and Marketing Regions of the Americas and Australia (2025)
-
President, Worldwide Agriculture & Turf Division, Small Ag & Turf, Sales and Marketing Regions of Europe, CIS, Asia, and Africa (2023)
-
Vice President, Production Systems, Production & Precision Ag (2023)
-
Vice President, Production Systems (2020)

Felecia J. Pryor (51)	Senior Vice President and Chief People Officer (2022)	- Executive Vice President & Chief Human Resources Officer, BorgWarner Inc. (2022) - Global Vice President Human Resources, BorgWarner, Inc. - Morse Systems (2019)
Cory J. Reed (55)	President, Lifecycle Solutions, Supply Management, and Customer Success (2025)	- President, Worldwide Agriculture & Turf Division, Production & Precision Ag, Sales and Marketing Regions of the Americas and Australia (2020)
Justin R. Rose (46)	President, Worldwide Agriculture & Turf Division, Small Ag & Turf, Sales and Marketing Regions of Europe, CIS, Asia, and Africa (2025)	- President, Lifecycle Solutions, Supply Management, and Customer Success (2022) - Senior Partner and Managing Director, Boston Consulting Group (BCG) (2020)
Kellye L. Walker (59)	Senior Vice President, Corporate Secretary, and Chief Legal Officer, Global Law Services & Regulatory Affairs (2024)	- Executive Vice President, Chief Legal Officer, and Corporate Secretary, Eastman Chemical Company (2020)

ITEM 1A.	RISK FACTORS.

The following risks are considered material to our business based upon current knowledge, information, and assumptions. This discussion of risk factors should be considered closely in conjunction with the MD&A, including the risks and uncertainties described in the Forward-Looking Statements, and the Notes to Consolidated Financial Statements. These risk factors and other forward-looking statements relate to future events, expectations, trends, and operating periods. They involve factors that are subject to change and important risks and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect particular lines of business, while others could affect all our businesses. Although the risks are organized by headings and each risk is discussed separately, many are interrelated. The risks described in this Annual Report on Form 10-K and the Forward-Looking Statements are not the only risks we face.

GEOPOLITICAL AND MACROECONOMIC RISKS

Our financial results largely depend upon the agricultural market business cycle, as well as general economic conditions and outlook. Negative conditions in the agricultural industry and general economy cause weakened demand for our equipment and services, limit access to funding, and result in higher funding costs.

Our success largely depends on the vitality of the agricultural industry. Historically, the agricultural industry has been cyclical and subject to a variety of economic and other factors; consequently, sales of agricultural equipment are also cyclical and generally reflect the economic health of the agricultural industry.

The economic health of the agricultural industry is affected by numerous factors, including farm income, international trade, farmland values, debt levels, and financing costs. In addition, farm income is influenced by commodity and protein prices, world grain stocks, acreage available and planted, crop yields, agricultural product demand, soil conditions, farm input costs, government policies and support. Changes in government farm programs and policies can influence demand for agricultural equipment as well as create unequal competition for multinational companies relative to domestic companies. Downturns in the agricultural industry due to these and other factors, which could vary by market, have resulted in decreases in demand for agricultural equipment, adversely affecting our business and financial performance.

The demand for our products and services depends on the fundamentals in the markets in which we operate and can be significantly reduced in an economic environment characterized by high unemployment, high interest rates, cautious consumer spending, inflation, lower corporate earnings, and lower business investment, all of which affect farmers’ income and sentiment. In fiscal year 2025, unfavorable market conditions resulted in lower sales volumes, greater reliance on sales incentives, and elevated receivable write-offs. We expect certain of these conditions to persist in fiscal year 2026. Changes in the economic environment and the agricultural market business cycle are driven by factors outside of our control, and as a result we cannot reasonably foresee when these conditions will fully subside.

Sustained general negative economic conditions and outlook could also affect construction and housing activities, and energy prices and demand, which could decrease demand for construction and turf equipment and could have a material adverse effect on our financial results.

Uncertain or negative outlook with respect to pervasive U.S. fiscal issues as well as general economic conditions and outlook, such as market volatility, inflation, or interest rate changes, have caused and could continue to cause significant changes in market liquidity conditions. Such changes could impact access to funding and associated funding costs, which could reduce our earnings and cash flows.

We face risks associated with international, national, and regional trade laws, regulations, and policies that could materially impair our profitability.

International, national, and regional laws, regulations, and policies directly or indirectly related to or restricting the import and export of our products, services, and technology, or those of our customers or suppliers, or for the benefit of favored industries or sectors, have harmed our global business. We are subject to various trade regulatory risks including, but not limited to, the following:

●	The imposition of tariffs and retaliatory tariffs has impacted, and we expect will continue to impact, the sourcing of parts and components, the cost and profitability of manufacturing operations, and our ability to ship, import, and export our products. During fiscal year 2025, new tariffs were imposed in the U.S. for imports from a broad range of countries and materials. Several countries also implemented or proposed retaliatory tariffs on imports from the U.S., as well as other barriers to trade. As a net exporter of agriculture and turf equipment from the U.S., these trade policies impact us. Nearly 80% of our domestic sales are assembled in the U.S., with the remaining products imported primarily from Europe, Mexico, India, and Japan. During fiscal year 2025, incremental import tariffs adversely affected the cost of our products and components and may continue to do so in 2026. In addition, retaliatory tariffs by regions outside the U.S., currently in effect or adopted in the future, may impact the prices of our exported products and the profit realized from these exports. The direct impact of incremental tariffs incurred by us in 2025 was approximately $600, excluding the impact of tariffs on our suppliers and market demand. On November 5, 2025, the United States Supreme Court heard oral arguments on tariffs imposed under the International Emergency Economic Powers Act (IEEPA). The court may provide tariff relief and the potential recovery of amounts previously paid. We are monitoring developments in this case and its impact on our future financial statements and business.
●	Changing U.S. export controls and sanctions on various foreign countries and on various parties could affect our ability to manufacture our products in foreign jurisdictions, collect receivables, provide aftermarket warranty support for our equipment and sell products, and could otherwise impact our reputation and business.
●	Restricted access to global markets could impair our ability to export goods and services from various manufacturing locations around the world and limit the ability to access raw materials and high-quality parts and components at competitive prices on a timely basis.
●	Trade restrictions could impede those in developing countries from achieving a higher standard of living, which could negatively impact our future growth opportunities arising from increasing global demand for food, fuel, and infrastructure.
●	Policies impacting exchange rates and commodity prices, or those limiting the export or import of commodities, could have a material adverse effect on the international flow of agricultural and other commodities that may result in a corresponding negative effect on the demand for agricultural and forestry equipment in many areas of the world. Our agricultural equipment sales could be harmed by such policies because farm income influences sales of agricultural equipment around the world.
●	If our business partners were to incur regulatory or judicial action, it could impact our ability to operate certain solutions abroad, or our connectivity to rural farmers.

Our international operations expose us to risks and events beyond our control in countries in which we operate.

Efforts to grow our businesses depend in part upon access to and developing and maintaining market share and profitability in additional geographic markets, including, but not limited to, Argentina, Brazil, CIS, China, India, and South Africa. Particularly, we have invested significant resources to grow our operations in Brazil, and in 2024, we built a research and development center in Indaiatuba. We may not realize the benefits from our investment in Brazil or in other regions and may be unable to grow our market share for a variety of reasons. For example, some countries where we operate have greater political and economic volatility and greater infrastructure vulnerability than others. There are various risks associated with our global footprint, including, but not limited to, the following:

●	economic and political instability, including war or armed conflict, changes in government policies, expropriation, nationalization, and other political, economic, or social developments,
●	increased tariffs, trade barriers, trade agreements, and other restrictions on international trade,
●	supply chain disruptions, including, as a result of natural disasters, transportation disruptions, and geopolitical events,
●	multiple and potentially conflicting laws, regulations, and policies that are subject to change, along with the complexity and cost of compliance,
●	currency fluctuations which can affect the value of our foreign currency revenues, expenses, and cash flows,
●	inadequate intellectual property protections in foreign jurisdictions that could result in the unauthorized use or infringement of our intellectual property,
●	adverse consumer sentiment for non-local products,
●	local labor market conditions, and
●	lack of brand recognition in our emerging markets.

The occurrence of one or more of these events has, from time to time, impacted, and may in the future impact, our business in a variety of ways, including reducing demand for our products, increasing costs, limiting our ability to operate in certain jurisdictions, disrupting our ability to deliver products to customers on time and at competitive prices, subjecting us to fines, penalties, and sanctions, harming our competitive position, devaluation of assets, and impacting our financials.

Please also refer to the risk factors in the “Legal and Regulatory Compliance Risks” section below that address our legal and regulatory risks associated with our international operations.

Changing worldwide demand for food and different forms of renewable energy can impact the price of farm commodities and consequently the demand for our equipment. This could result in higher research and development costs related to changing machine fuel requirements.

Changing worldwide demand for farm outputs to meet the world’s growing food and renewable energy demands, driven in part by government policies, including those related to climate change, and a growing world population, is likely to result in fluctuating agricultural commodity prices, which directly affect sales of agricultural equipment. Lower agricultural commodity prices directly affect farm incomes, which negatively affect sales of agricultural equipment and result in higher credit losses.

While higher commodity prices benefit our crop-producing agricultural equipment customers, they could result in greater feed costs for dairy and livestock producers, which in turn may result in lower levels of equipment purchased by those customers. International buyers can also change the source of imported agricultural products, such as corn and soy, from the U.S. to other countries, impacting the profitability of our customers and demand for our equipment.

In addition, changing energy demand may cause farmers to change the types or quantities of the crops they raise, with corresponding changes in equipment demands. The growing demand for biofuels has led to a corresponding increased demand for agriculturally based feedstocks used in their production, such as corn in the U.S. and Europe and sugar cane in Brazil. This increased demand may increase the demand for agricultural equipment to be used in the production of such crops. However, the economic feasibility of biofuels can be impacted by the price of oil. As the price of oil falls, biofuels become a less attractive alternative energy source, and as a result, there is uncertainty with respect to any benefits we may realize with respect to our investments related to renewable energy.

Furthermore, changes in governmental policies regulating fuel utilization, including biofuel, affect commodity demand and commodity prices, demand for our diesel-fueled equipment, and result in higher research and development costs related to equipment fuel standards.

OPERATIONAL AND MANUFACTURING RISKS

Restructuring, rationalization, and relocation of manufacturing facilities may cause capacity constraints, inventory fluctuations, and other issues.

The rationalization or restructuring of our manufacturing facilities, including relocating production or closing facilities, requires significant investment and places temporary constraints on our ability to produce the quantity of products necessary to fill orders, and thereby complete sales in a timely manner.

In addition, decisions regarding the rationalization, restructuring or relocation of facilities, and any similar actions, could also subject us to additional or new tariffs, reputational risks, and other issues relating to the importation of products. In 2024, we shifted production of small-frame skid steer loaders and compact track loaders to Mexico. As a result, these products became subject to additional tariffs on imports from Mexico in 2025. Even though we are taking actions to qualify for an exemption under the United States-Mexico-Canada Agreement (USMCA) to mitigate the elevated costs, there is no guarantee that we will be able to obtain such qualification.

Furthermore, our manufacturing processes are dependent on water. Increasing competition for water resources, regulatory restrictions on water, and environmental changes can lead to water scarcity. Any significant reduction in water availability could disrupt our manufacturing processes, increase our operational costs, and limit our ability to meet customer demand.

Inability to accurately forecast customer demand for products and services, and to adequately manage inventory, could adversely affect our operating results.

To ensure adequate inventory supply, we must forecast inventory needs and expenses and place orders sufficiently in advance with suppliers and contract manufacturers. These forecasts are based on estimates of future demand for products and services. Failure to accurately forecast our needs results in unmet market demand, parts shortages, manufacturing delays or inefficiencies, increased costs, or excess inventory. Our ability to accurately forecast demand could be affected by many factors, including changes in customer demand for our products and services, used equipment inventory outstanding, changes in demand for the products and services of competitors, unanticipated changes in agricultural and general market conditions, and the weakening of economic conditions or customer confidence in future economic conditions. In 2025, elevated used inventory levels in late model-year machines impacted demand for our products in North America resulting in lower price realization and actions to reduce our inventory level. If the forecasts used to manage inventory are not accurate, we may experience excess inventory levels, shortage of available products, or reduced manufacturing efficiencies.

Changes in the availability and price of certain raw materials, components, and whole goods have resulted and could result in disruptions to the supply chain causing production disruptions, increased costs, and lower profits from sales of our products.

Our business relies on a complex global supply chain, and any disruptions can impact our operations. We have experienced changes in the availability and prices of raw materials, components, whole goods, and freight over the past several years.

Past global logistics network challenges have resulted in delays, shortages of key manufacturing components, increased order backlogs, increased transportation costs, and production inefficiencies from a higher number of partially completed machines in inventory, which in the past have increased our overall production and overhead costs. Increases in such costs have adversely affected our business operations.

We anticipate fluctuations in our supply chain due to ongoing geopolitical and economic uncertainty, and regulatory and policy instability, including import tariffs and trade agreements. For example, certain of our products, including motors, batteries, and other components, rely on rare earth minerals for their manufacturing, of which a significant majority are sourced from China. The inability to obtain export permits for rare earth minerals could have a detrimental effect on our business. These complications have the potential to significantly increase production and logistics costs, including additional research and development costs for designing alternative solutions, and therefore would have a detrimental effect on the profitability of the business. Rapid changes and growing complexity in trade policies may also affect the ability of customs brokers and logistics providers to timely process imported products, which could result in delays, higher logistics costs, and production disruptions.

The financial stability of our suppliers can also impact the continuity of our supply chain. A number of our suppliers are facing higher prices due to inflation, increased tariffs or otherwise. If one or more of our suppliers continue to encounter financial hardships, delivery setbacks, or other performance-related difficulties, we may be unable to fulfill our obligations to customers. Furthermore, if any of the raw materials critical to our manufacturing become unavailable to our suppliers, or are only accessible at significantly higher costs, including due to increased tariffs or trade restrictions, or are affected by quality problems or defects, our ability to deliver certain products on schedule or within budget could be compromised.

Significant disruptions to the supply chain resulting from shortages of raw materials, components, and whole goods have and could continue to adversely affect our ability to meet commitments to our customers. Examples of such disruptions include:

●	work interruption or union strikes by employees of suppliers,
●	reliance on single source suppliers, or suppliers that are proprietary in nature that cannot be replaced expeditiously, and
●	natural disasters, pandemics, or other unforeseen events can disrupt the flow of materials.

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

Failure to comply could lead us to seek alternative suppliers, which could increase our costs and result in delayed delivery of our products, product shortages, or other disruptions in operations. If our suppliers fail to comply with ethical standards and applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, production practices, or other obligations, norms, identification and reporting requirements, our reputation and brand could be harmed, and we could be exposed to litigation, investigations, enforcement actions, monetary liability and additional costs that could have a material adverse effect on our business, financial condition, and results of operations.

Unexpected events have increased and may in the future increase our cost of doing business or disrupt our operations.

The occurrence of one or more unexpected events, including war, lack of available natural resources, acts of terrorism, epidemics and pandemics, civil unrest, fires, tornadoes, tsunamis, hurricanes, earthquakes, temperatures outside of normal ranges, floods, and other forms of severe or unusual weather in countries in which we operate, or in which our suppliers are located, have adversely affected and could in the future adversely affect our operations and financial performance. Such events have caused and could cause complete or partial closure of one or more of our manufacturing facilities or distribution centers, temporary or long-term disruptions in the supply of component products from some local and international suppliers, and disruption and delay in the transport of products to dealers, end-users, and distribution centers. Existing insurance coverage may not provide protection from all the costs that may arise from such events.

The potential physical impacts of weather conditions or climate change on our facilities, suppliers, and customers, and therefore on our business, are uncertain and will be specific to the circumstances developing in various geographic regions. These potential physical effects may adversely affect the demand for our products and the cost, production, sales, and financial performance of our operations.

FINANCIAL RISKS

Changes in interest rates or market liquidity conditions, as well as changes in government banking, monetary and fiscal policies, could adversely affect our financials and our earnings and/or cash flows.

High interest rates can dampen overall economic activity and/or the financial condition of our customers, either or both of which can negatively affect customer demand for our equipment and our customers’ ability to repay us. High interest rates also increase the cost of carrying inventory for our dealers and the cost of financing for end customers. Interest rates in the U.S. have decreased and Brazil remained elevated in 2025. Higher rates and volatility in rates impact us in several ways, primarily affecting the demand for our products, financing spreads for the financial services operations, the value of our investments, and the financial health of our dealers. The markets for our agriculture, turf, and construction products were negatively impacted in 2025 by elevated interest rates and their effect on borrowing costs for our customers.

While we strive to match the interest rate characteristics of our financial assets and liabilities, changing interest rates have affected our financing spreads—the difference between the yield we earn on our assets and the interest rates we pay for funding—which have affected our earnings.

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

Negative economic conditions have an adverse effect on the financial industry in which the financial services segment operates. The financial services segment provides financing for a significant portion of our sales worldwide. The financial services segment is vulnerable to customers and others defaulting on contractual obligations, and has experienced, and may continue to experience write-offs and credit losses that, in some cases, exceed our expectations and adversely affect our financial condition and results of operations as a result of elevated delinquencies. The allowance for credit losses on retail notes and financing lease receivables increased in 2025 primarily due to higher expected losses on agriculture and turf customer accounts as a result of elevated delinquencies and a decline in market conditions. We occasionally grant contractual modifications to customers experiencing financial difficulties. There is no guarantee that customers experiencing financial difficulty will be able to satisfy their obligations in accordance with original or modified terms. As a result, our allowance for credit losses may continue to increase in future periods.

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

STRATEGIC RISKS

We may not realize the anticipated benefits of our Smart Industrial Operating Model and Leap Ambitions.

Failure to realize the anticipated benefits of our Smart Industrial Operating Model and related business strategies in production systems, precision technologies, and aftermarket support, as well as failure to have selected a business strategy that aligns with our customers’ needs and market trends, could have an adverse effect on our operational and financial results.

Several factors could impact our ability to successfully execute, and to benefit from, our Smart Industrial Operating Model, including, among other things:

●	our inability to accurately assess market opportunities and the technology required to address such opportunities,
●	falling behind in developing and introducing new technologies,
●	customers not seeing the value proposition of the technologies and deciding not to adopt them,
●	our inability to holistically provide lifecycle solutions,
●	inability to fully monetize technology-based solutions,
●	being unable to optimize our capital allocation in connection with the Smart Industrial Operating Model, and
●	the adoption of new regulations or policies supporting and/or subsidizing outputs that are inconsistent with our strategy, such as policies that have the effect of encouraging or supporting the use of conventional sources of energy.

Similarly, we may not realize the anticipated benefits of our Leap Ambitions and related goals within the expected timelines, or at all. As part of our Leap Ambitions, we adopted certain financial and operational goals, which were refined in December 2025. In the future, we may again modify these goals, abandon them or be unable to achieve them for a variety of reasons, some of which may be beyond our control. Examples of such reasons include:

●	the evolution of our business strategy, our business model, and our business needs;
●	our estimates and assumptions related to efficiency of our products and the adoption of precision technology may not be accurate; in particular, we have experienced slower than expected customer adoption of some of our precision technology solutions, and SaaS subscription services;
●	customers may not understand the value proposition of the various SaaS subscription models;
●	the time required to build the capabilities and infrastructure to support our SaaS business, which has delayed the timing of realization of the expected benefits; and
●	dealers may not be able to effectively establish relationships with customers, maintain those customer relationships, and provide SaaS solutions and support to our customers.

The introduction of new products and technologies involves risk, and, from time to time, we may fail to realize their anticipated benefits.

We design and manufacture products that incorporate advanced technologies. Many of our products and services are highly engineered and involve sophisticated technologies with related complex manufacturing and systems integration processes. We invest substantial amounts in research and development efforts to pursue advancements in a wide range of technologies, products, and services aimed at meeting the ever-evolving product, and service needs of our customers.

Our ability to realize the anticipated benefits of our investments in technology and product design depends on a variety of factors, including:

●	the usefulness and competitiveness of our offerings relative to our peers,
●	access to radio frequency (RF) spectrum and satellite functionality which enables connectivity for equipment, operations, owners, dealers, and technicians,
●	meeting development, production, certification, and regulatory approval schedules,
●	adequate intellectual property protections in relevant jurisdictions and our ability to protect our intellectual property,
●	achieving cost and production efficiencies,
●	availability and quality of product parts and materials, both from our suppliers and internally produced,

●	availability of test equipment,
●	development of complex software,
●	hiring and training of qualified personnel,
●	training our dealers and their technicians,
●	identification of emerging technological trends,
●	compliance requirements regarding data privacy and artificial intelligence, and
●	customer acceptance and the pace of adoption of our products and technologies, which with respect to some of our solutions and subscription models, has been slower than we expected.

We compete on product performance, innovation, quality, distribution, sustainability, customer service, and price. Aggressive pricing or other strategies of competitors, unanticipated product or manufacturing delays, our failure to deliver quality products that meet customer needs, or our failure to price products competitively, adversely affect our business, results of operations, and financial condition.

To remain competitive, we need to have a thorough understanding of our existing and potential customers on a global basis, particularly in growth markets such as Argentina and Brazil. If we are unable to effectively develop and deliver technology that customers can easily adopt and utilize, customers may not adopt our technology which would adversely impact our business operations and future financial performance. Therefore, our ability to deliver precision technology and expand value-driven solutions is critical to our business success.

In addition, artificial intelligence technologies have rapidly developed, and our business may be adversely affected if we cannot successfully integrate the technology into our internal business processes, products, and services in a timely, cost-effective, compliant, and responsible manner.

These investments may not produce solutions that provide the desired results for customers’ profitability or sustainability outcomes, impacting our competitive position.

From time to time our equipment fails to perform as expected and we have experienced, and may in the future experience, warranty claims, post-sale repairs and recalls, and other consequences.

From time to time, we have received warranty claims and have had to perform post-sales repairs or recalls due to our equipment not performing as expected. In such cases, we may also face regulatory requirements and penalties that can impact our ability to develop, market, and sell equipment. These circumstances may result in product delivery delays and claims related to product liability, breach of warranty, and consumer protection. The costs associated with these claims and warranty expenses could be significant. We must manage the cost and risk associated with product warranties, post-sale repairs and recalls, regulatory penalties, and product liability, breach of warranty, and consumer protection claims with respect to our products. We may also be subject to investigations relating to our products by government regulators which may compel us to initiate product recalls or may result in negative public perceptions about the safety of our products, even if we disagree with the regulator’s determination. Such post-sale repairs or recalls, whether voluntary or involuntary, could result in significant expense, supply chain complications, and may harm our brand, business, prospects, financial condition, and operating results.

We rely on a network of independent dealers to manage the distribution of our products and services. If our dealers are unsuccessful with their sales and business operations, it could have an adverse effect on our overall sales and revenue.

We rely on the capability of our dealers to develop and implement effective sales plans to create demand among purchasers for the equipment and related products and services they purchase from us. If our dealers are unsuccessful in these endeavors, we will be unable to increase our sales and revenue, which would have an adverse effect on our financial condition.

Our dealers carry inventories of finished products as part of their operations and adjust those inventories based on future needs and market conditions, including the level of used equipment inventory. When the total inventory levels of our dealers are higher than they desire, dealers have postponed equipment purchases from us, and could continue to postpone purchases in the future, which could cause our sales to be lower and negatively impact our results. Similarly, our results could be negatively impacted through the loss of time-sensitive sales if our dealers do not maintain inventory levels sufficient to meet customer demand.

In addition, the dealer channel’s ability to support and service new technologies may affect customers’ acceptance and adoption rates of these products. The unavailability of specialized technicians to service our equipment may result in overburdening dealers’ servicing capacity.

Furthermore, dealers may exit, or we may seek to terminate relationships with certain dealers if they are unable to meet customer needs. The unplanned loss of any of our dealers could lead to inadequate market coverage or negative customer impressions and may adversely impact our ability to collect receivables and generate new sales that are associated with that dealer. Dealers could also have trouble funding their day-to-day cash flow needs and paying their obligations due to adverse business conditions resulting from negative economic effects or other factors.

We may not realize the anticipated benefits of acquisitions, joint ventures, and divestitures, or these benefits may take longer to realize than expected.

From time to time, we make strategic acquisitions and divestitures and participate in joint ventures. Acquisitions and joint ventures we have entered into, or may enter into in the future, may involve significant challenges and risks, including that the acquisitions or joint ventures do not advance our business strategy, or fail to produce satisfactory returns on investment. Other risks include:

●	difficulties integrating acquisitions with our operations, applying internal control processes to these acquisitions (including those related to cybersecurity), managing strategic investments, assimilating new capabilities to meet the future needs of our businesses, and/or combining business cultures;
●	regulatory or compliance exposure until appropriate processes and controls are implemented;
●	integration costs and significant attention from management and personnel;
●	failing to realize the anticipated benefits of acquisitions or joint ventures, or realized benefits being significantly delayed, including because the technologies or products acquired may not be complementary or compatible with our business strategy or product portfolio, may not broaden our market position, product portfolio or footprint, or enhance our ability to deliver value to our customers; and
●	due diligence evaluations of potential transactions not identifying all of the business, legal, compliance, and financial risks to accurately estimate the impact of a particular acquisition or joint venture, including potential exposure to regulatory sanctions resulting from an acquisition target’s previous activities or costs associated with any quality issues with an acquisition target’s products or services.

Our reputation and brand could be damaged by negative publicity.

Our brand has worldwide recognition and contributes to the success of our business. Our reputation is critical for growing our customer base. Our brand depends on the ability to maintain a positive customer perception of the business. Negative claims or publicity across media channels involving us, our products or services, our culture and values, our stance on environmental, social, and governance topics, customer data, or any of our key employees or suppliers, may damage our reputation and brand image, regardless of whether such claims are accurate. Furthermore, our shareholders, customers, and other stakeholders have evolving, varied and often conflicting expectations regarding our culture, values, and our business, which makes it difficult to achieve a uniform positive perception amongst all stakeholders.

Additionally, negative or inaccurate postings, articles, or comments on social media, the internet, or the press about us have generated, and could continue to generate negative publicity that damages the reputation of our brand. For example, we have experienced negative social media campaigns related to our approach to diversity and inclusion, our customers’ right to maintain and safely repair their equipment, including with respect to our Memorandum of Understanding with the American Farm Bureau Federation, reductions in workforce, and production relocation. Further, adverse publicity about regulatory or legal action against us, or legal proceedings initiated by us, also damages our reputation and brand image, undermining customer confidence, and reducing long-term demand for equipment, even if the regulatory or legal action is unfounded or not material to our operations. If the reputation, culture, or image of our brands are damaged, or we receive negative publicity, then our sales and financial condition, and results of operations could be materially and adversely affected.

TALENT RISKS

Our ability to attract, develop, engage, and retain qualified employees could affect our ability to execute our strategy.

Our continued success depends, in part, on our ability to identify and attract qualified candidates with the requisite education, background, and experience, as well as our ability to develop, engage, and retain qualified employees. Failure to attract, develop, engage, and retain qualified employees, difficulty in recruiting new employees, perceived or actual erosion of our culture, or inadequate resources to train, integrate, and retain qualified employees, could impair our ability to execute our business strategy and could adversely affect our business, results of operations, and financial condition.

In addition, our culture and our values have been important contributors to our success to date and we believe promote a sense of pride and fulfillment in our employees. Failure to preserve our culture or focus on our values could negatively affect our ability to retain and recruit talent.

While we strive to reduce the impact of the departure of employees, our operations or ability to execute our business strategy may be affected by the loss of employees, including in connection with reductions in workforce. Reductions may adversely affect us as a result of decreased employee morale, the loss of institutional knowledge, the allocation of resources to reorganize and reassign job roles and responsibilities, and the increased risk of litigation from former employees.

Our business may be adversely affected by any disruptions caused by union activities.

Many of our production and maintenance employees are represented by labor unions under various collective bargaining agreements with different expiration dates. There is no certainty that we will successfully negotiate new agreements with these unions that extend beyond the current expiration dates, or that these new agreements will be on terms that will allow us to be competitive.

Our failure to successfully renegotiate labor agreements as they expire has, from time to time led, and could in the future lead, to work stoppages or other disputes with labor unions. Any strike, work stoppage, or other dispute with a labor union distracts management from operating the business, may displace employees from ordinary job positions to fill in vacant positions, may affect our reputation, and could adversely affect our business, results of operations, and financial condition.

In addition, additional employees may choose to join or seek recognition for forming a labor union. If additional employees organize in the future, such employees may threaten and/or engage in work stoppages or organize campaigns. The outcomes from such actions may affect our reputation, and could adversely affect our business, results of operations, and financial condition.

CYBERSECURITY AND DIGITAL RISKS

Security breaches and other disruptions to our information technology infrastructure could interfere with our operations and could compromise our information as well as information about our employees, customers, suppliers, and/or dealers, exposing us to liability that could cause our business and reputation to suffer.

We rely upon information technology networks and systems, some of which are managed by third parties, to process, transmit, and store electronic information and to manage or support a variety of products within our portfolio, business processes and activities, including supporting our customers’ operations, products and solutions, supply chain, manufacturing, distribution, invoicing, and collection of payments from customers and dealers. We use information technology systems to record, process, and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements.

Additionally, we collect and store confidential data, including intellectual property, proprietary business information, and the proprietary business information of our customers, suppliers, and dealers, as well as personal data of our customers and employees in data centers, which are often owned by third parties and maintained on their information technology networks. In particular, the John Deere Operations Center™, our digital management system that allows customers to access farm and jobsite information through their devices, stores substantial volumes of data at the edge and within cloud environments. This data is used to assist and support our customers’ operations and machines, and to enhance and develop our product offerings, including the development of machine learning, large language models and SaaS products. The secure operation of these information technology networks, and the processing and maintenance of this information, are critical to our business operations and strategy.

Despite security measures designed to discover and address potential vulnerabilities, our information technology networks and infrastructure have been and may continue to be vulnerable to: (i) intrusion, (ii) exfiltration of data, (iii) damage, (iv) disruptions or shutdowns due to attacks by cyber criminals or foreign state actors, (v) employees’, suppliers’, or dealers’ error or malfeasance, (vi) supply chain compromise, (vii) disruptions during the process of upgrading or replacing computer software or hardware, (viii) power and systems outages, (ix) computer viruses, (x) ransomware or other malware, (xi) telecommunication or utility failures, (xii) terrorist acts, (xiii) natural disasters, (xiv) and other events.

Our reliance on cloud-based systems owned by third parties creates particular risks. Because we do not control the underlying infrastructure, we depend on the security and reliability of third-party providers, and any outage, misconfiguration, or loss of data could compromise the integrity of our and our customers’ operations and impair the execution of our business strategy and the achievement of our goals.

Although we have not suffered any significant cyber incidents that have resulted in material business impact, we have from time to time been, and expect to continue to be, the target of malicious cyber threat actors. The occurrence of any significant event could compromise our networks, and the information stored there could be accessed, obtained, publicly disclosed, lost, altered, misused, or stolen. Any such access, acquisition, disclosure, alteration, misuse, or other loss of information could result in legal claims or proceedings, government investigations, liability or regulatory penalties, disruption or shut down of our operations, disruption or shut down of our dealers’ and customers’ operations, and damage to our reputation, which could adversely affect our business, results of operations, and financial condition. Furthermore, as security threats continue to evolve and increase in frequency and sophistication, we may need to invest additional resources to enhance information security.

Any unauthorized control or manipulation of our products’ systems could result in a loss of confidence in us and our products.

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

In addition, reports of unauthorized access to our products, systems, and data, regardless of their accuracy or reliability, have resulted, and may in the future result, in the perception that the products, systems, or data are vulnerable to malicious or unauthorized modifications. Any unauthorized access to or control of our products or systems, any loss of data, or any perception that products, systems, or data are vulnerable could result in loss of sales based on customers’ loss of confidence in our products, legal claims or proceedings against us, government investigation, liability, or regulatory penalties, which could adversely affect our business, results of operations, and financial condition.

Technical or regulatory limitations may impact our ability to effectively implement automation, autonomy, and artificial intelligence solutions.

We utilize and intend to expand our use of automation and machine learning in many of our products, including consumer-facing features, and we leverage generative artificial intelligence in our business processes. For example, we use automation software, digital tools, applications, and analytics on the S7 Series Combines and our See & Spray™ targeted spraying solution. In addition, we maintain the John Deere Operations Center™, which stores substantial volumes of data with respect to our customers’ operations and that we use to support our customers and to develop or enhance our product offerings.

While we believe the use of these emerging technologies can present significant benefits, they also create risks and challenges. Data sourcing, technology, integration and process issues, bias in decision-making algorithms, concerns over intellectual property, reputational implications if use becomes controversial, system security concerns, or the protection of privacy could impair the adoption and acceptance of autonomous machine solutions. Additionally, if we are unable to match or surpass the advances of artificial intelligence that our competitors implement for their products or for internal operations, our competitive position could be impacted.

Furthermore, any confidential information that is disclosed to a third-party generative artificial intelligence platform could be leaked or disclosed to others, including sensitive information that is used to train the third parties’ model. Additionally, if the data used to train the solution or the content, analyses, or recommendations that the machine learning and intelligence applications assist in producing is deemed to be inaccurate, incomplete, biased or questionable, our brand and reputation may be harmed, and we may be subject to legal liability claims. The development of our own artificial intelligence applications will require additional investment in the development of proprietary systems, models, or datasets, which are complex, costly and could impact the results of our operations. Developing, testing, and deploying these technologies may also increase the cost profile of our products due to the level of investment needed to enable such initiatives. In addition, there is no guarantee that we will be able to develop such applications and execute on the longer-term aspects of our business strategy.

Disruption of our technology systems or unexpected network interruption could disrupt our business.

We are increasingly dependent on technology systems to operate on a day-to-day basis. The failure of our technology systems, including the John Deere Operations Center™, to operate properly or effectively, problems with transitioning to upgraded or replacement systems, or difficulty in integrating new systems, could adversely affect our business. These disruptions could result in delays, which could reduce demand for our products and cause our sales to decline. In addition, if changes in technology cause our information systems to become obsolete, or if our information systems are inadequate to manage our growth and new technologies, we could lose customers. Any significant disruption in our technology systems could harm our reputation and credibility and could have a material adverse effect on our business, financial condition, and results of operations.

LEGAL AND REGULATORY COMPLIANCE RISKS

Our global operations are subject to complex and changing laws and regulations, the violation of which could expose us to potential liabilities, increased costs, and other adverse effects.

We are subject to numerous international, federal, state, and local laws, regulations, and executive orders; many of which are complex, frequently changing, and subject to varying interpretations.

These laws, regulations, and executive orders cover a variety of subjects, including advertising, anti-money laundering, antitrust, autonomy systems, consumer finance, environmental, climate-related, health and safety, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, import/export and trade, human rights, labor and employment, product liability reporting, cybersecurity, data privacy, encryption, artificial intelligence, telecommunications, and drones. Changes to existing laws, regulations, executive orders, and enforcement priorities, changes to how they are interpreted, or the implementation of new, more stringent laws, regulations, and executive orders, could adversely affect our business by increasing compliance costs, limiting our ability to offer a product or service, requiring changes to our business practices, or otherwise making our products and services less attractive to customers. Failure to comply with these laws, regulations, and executive orders could result in fines and penalties. For example, in the U.S., we could lose government contracts and be subject to penalties if we fail to comply with executive orders. In addition, we must comply with the U.S. Foreign Corrupt Practices Act (FCPA) and all applicable foreign anti-bribery and anti-corruption laws. These laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage, regardless of whether those practices are culturally expected in a particular jurisdiction. Although we have a compliance program in place designed to reduce the likelihood of potential violations of these laws and regulations, our employees, contractors, or agents have violated, and in the future could violate such laws and regulations or our policies and procedures. Violations of these laws and regulations have resulted, and could result in the future, in criminal or civil sanctions and may have a material adverse effect on our reputation, business, results of operations, and financial condition.

Governmental actions designed to address climate change based on the emergence of new technologies and business models in connection with the transition to a lower-carbon economy could adversely affect John Deere and our customers.

Climate change considerations have led to new international, national, regional, and local legislative and regulatory responses. Various stakeholders, including legislators and regulators, shareholders, and non-governmental organizations, as well as companies in many business sectors, including us, are continuing to look for ways to reduce greenhouse gas (GHG) emissions. The regulation of GHG emissions from certain stationary or mobile sources or the imposition of carbon pricing mechanisms could result in additional costs to us in the form of taxes or emission allowances, required facilities improvements, research and development investments, and increased energy costs. These results would increase our operating costs through higher utility, transportation, and material costs and could prevent us from selling products into certain markets. Increased input costs, such as fuel and fertilizer, and compliance-related costs could also affect customer operations and demand for our equipment.

Regulators in Europe and the U.S. have also focused efforts on increasing disclosures by companies related to climate change and mitigation efforts. These disclosure rules increase compliance burdens and associated regulatory costs. On the other hand, conflicting views on environmental topics, including GHG emissions reduction goals or other commitments addressing certain climate issues, are becoming increasingly subject to scrutiny from private sectors and governmental authorities. These conflicting views may impact our business and reputation. Further, our financial services segment is subject to additional international and national regulations relating to climate and environmental risk, which are continually evolving and could affect the financing operations and climate-risk processes developed by the segment.

Legal proceedings, disputes and government inquiries and investigations could harm our business, financial condition, reputation, and brand.

We routinely are a party to claims and legal actions and the subject of government inquiries and investigations, the most prevalent of which relate to antitrust (including class action litigation), product liability (including asbestos-related liability), employment, patent, and trademark. The defense of lawsuits and government inquiries and investigations have resulted and will continue to result in expenditures of significant financial resources and the diversion of management’s time and attention away from business operations. Adverse decisions in one or more of these claims, actions, inquiries, or investigations could require us to pay substantial damages, fines, or sanctions, undertake actions to modify our business model or services, initiate recall campaigns, or take other costly actions. It is therefore possible that legal judgments or investigations could give rise to expenses that are not covered, or not fully covered, by our insurance programs and could affect our financial position and results.

We are currently subject to a consolidated multidistrict class action lawsuit in the Northern District of Illinois alleging that we have engaged in attempted monopolization, exclusionary conduct, and restraint of the market for repair services for John Deere brand agricultural equipment by limiting repair resources only to our authorized technicians or independent authorized John Deere dealers. In addition, the Federal Trade Commission (FTC) and the Attorneys General of the States of Arizona, Illinois, Michigan, Minnesota, and Wisconsin filed a lawsuit against us in the United States District Court for the Northern District of Illinois Western Division alleging similar claims. See Item 3 Legal Proceedings. The development and resolution of these matters could have a material adverse effect on our business, operations, and financial results.

Our business could be adversely affected by the infringement or loss of intellectual property rights.

We protect our intellectual property with a combination of patents, trademarks, copyrights, trade secret laws, and legal agreements. We heavily rely on certain trademarks to protect our identity and customer recognition of our products and services, including, but not limited to, the “John Deere” mark, the leaping deer logo, the “Nothing Runs Like a Deere” slogan, and the green and yellow color combination. These trademarks, as well as the many patents that protect innovations used in our products, are integral to our business, and their loss could have a material adverse effect on us. Additionally, from time to time, third parties initiate legal proceedings to challenge the validity of our intellectual property or allege that we infringe on their intellectual property. We may incur substantial costs related to such legal proceedings. If the outcome of any such legal proceedings is unfavorable to us, our business could be adversely affected.

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

Based on the information available as of the date of this Annual Report on Form 10-K, cybersecurity risks, including as a result of any previous cybersecurity incident, have not materially affected, and are not reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, we have seen an increase in cyberattack volume, frequency, and sophistication in the digital environment and future incidents could have a material impact on our business, operations, or financial condition.

ITEM 2.	PROPERTIES.

We own and lease properties throughout the world. Our properties are primarily used for manufacturing, marketing, parts distribution and warehousing, research and development, and administration. We consider each of our properties to be in good condition and adequate for its present use. We believe that we have sufficient capacity to meet our current and anticipated manufacturing requirements.

In the U.S. and Canada, the equipment operations own and operate 23 factory locations and lease and operate four locations for manufacturing purposes, as well as own and lease 12 facilities for distribution purposes. Outside the U.S. and Canada, the equipment operations own or lease and operate 45 factory locations for manufacturing purposes and 13 facilities for distribution purposes in various countries. Certain manufacturing facilities focus on manufacturing for one business segment and others for multiple business segments. We have parts distribution depots in our four geographic regions with the largest distribution depots located in the U.S.

The following table provides an overview of our significant manufacturing properties and the related business segment as of November 2, 2025.

Location	Facility	Business Segment
Augusta, Georgia	John Deere Augusta Works Factory	SAT
Catalão, Brazil	John Deere Brasil Ltda (Catalão) Factory	PPA
Davenport, Iowa	John Deere Davenport Works Factory	CF
Des Moines, Iowa	John Deere Des Moines Works Factory	PPA
Dubuque, Iowa	John Deere Dubuque Works Factory	CF
East Moline, Illinois	John Deere Harvester Works Factory	PPA
Joensuu, Finland	Finland Forestry Factory	CF
Fuquay, North Carolina	John Deere Turf Care Factory	SAT
Getafae, Spain	John Deere Iberica, S.A.	PPA, CF, SAT
Göppingen, Germany	Kleemann GmbH	CF
Greeneville, Tennessee	John Deere Greeneville Factory	SAT
Horicon, Wisconsin	John Deere Horicon Works Factory	SAT
Horizontina, Brazil	John Deere Brazil SA Factory	PPA
Indaiatuba, Brazil	Brazil Construction Factory	CF
Kernersville, North Carolina	John Deere Kernersville Factory	CF
Ludwigshafen am Rhein, Germany	Vögele AG	CF
Mannheim, Germany	John Deere Werke Mannheim Factory	SAT, PPA
Montenegro, Brazil	John Deere Brazil Ltda Factory	PPA

Monterrey, Mexico	Industrias John Deere SA de CV Factory	SAT, PPA, CF
Pune, India	John Deere Pune Works Factory	SAT
Saran, France	Saran Engine Factory	SAT, PPA, CF
Tirschenreuth, Germany	Hamm AG	CF
Torréon, Mexico	Torréon Engine Factory	PPA, SAT, CF
Waterloo, Iowa	John Deere Engine Works John Deere Waterloo Foundry John Deere Waterloo Works	PPA, CF
Windhagen, Germany	Wirtgen GmbH	CF
Zweibrücken, Germany	John Deere Werke Zweibrücken Factory	PPA, SAT

ITEM 3.	LEGAL PROCEEDINGS.

On January 15, 2025, the Federal Trade Commission (FTC), along with the Attorneys General of the States of Illinois and Minnesota, filed a lawsuit against us in the United States District Court for the Northern District of Illinois Western Division. The Attorneys General of the States of Arizona, Michigan, and Wisconsin then joined the lawsuit. The lawsuit alleges monopolization and unfair competition in violation of federal and state antitrust laws. Plaintiffs seek a permanent injunction and other equitable relief to allow owners of our equipment, as well as independent repair providers, access to our repair tools and any other repair resources available to authorized John Deere dealers. On March 17, 2025, we filed a motion to dismiss the lawsuit, the FTC filed a response on April 28, 2025, and we filed a reply on May 28, 2025. A hearing was held on the motion to dismiss, and the court denied the motion. We are in preliminary discussions with the FTC with respect to a potential resolution. At this stage we are unable to predict the outcome or impact of this matter on our business.

In addition to the above, we are subject to various unresolved legal actions and investigations, the most prevalent of which relate to product liability (including asbestos related liability), employment, patent, trademark, and antitrust matters (including class action litigation). Currently we believe the reasonably possible range of losses for unresolved legal actions would not have a material effect on our financial statements; however, the outcome of any current or future proceedings, claims, or investigations cannot be predicted with certainty. Adverse decisions in one or more of these proceedings, claims, or investigations could require us to pay substantial damages or fines, undertake service actions, initiate recall campaigns, or take other costly actions. It is therefore possible that legal judgments or investigations could give rise to expenses that are not covered or not fully covered by our insurance programs and could affect our financial position and results.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the New York Stock Exchange (NYSE) under the symbol “DE.”

Number of Shareholders

At November 28, 2025, we had 15,503 holders of record of our common stock.

Dividends

We have a history of paying quarterly cash dividends. While we currently expect a cash dividend to be paid in the future, future dividend payments will depend on our earnings, capital requirements, financial condition, and other factors considered relevant by our Board.

Issuer Purchases of Equity Securities

We have a share repurchase plan that was announced in December 2022 to purchase up to $18.0 billion of shares of our common stock. Shares may be repurchased through various means, including on the open market or in private transactions, under accelerated share repurchase programs, or under plans complying with rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934. The maximum number of shares that may yet be repurchased under this plan was 17.1 million based on the closing price of our common stock on the NYSE as of the end of the fourth quarter of 2025 of $461.63 per share. At the end of the fourth quarter of 2025, $7.9 billion of common stock remained to be purchased under this plan. There were no repurchases made during the three months ended November 2, 2025, pursuant to the share repurchase plan. In the fourth quarter of 2025, four thousand shares were acquired from plan participants at a weighted-average market price of $469.58 to pay payroll taxes on the vesting of a restricted stock award.

Sale of Unregistered Equity Securities

On August 5, 2025, we distributed 13,656 shares of common stock under the Deere & Company Nonemployee Director Stock Ownership Plan (“NEDSOP”). Under the terms of the NEDSOP, deferred stock units issued to nonemployee directors convert to shares of common stock on a one-for-one basis. Common stock issued under the NEDSOP are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of the SEC’s Regulation D thereunder.

Stock Performance Graph

The following graph compares the yearly percentage change of Deere & Company’s cumulative total shareholder returns (TSR) for the last five years to that of the S&P 500 Index and the S&P 500 Industrials Index. The S&P 500 Industrials Index represents a focus group of companies across major industrial manufacturing categories that carry similar operational characteristics to us. The graph assumes $100 was invested on October 30, 2020, and that dividends were reinvested. The stock performance shown in the graph is not intended to forecast and does not necessarily indicate future price performance.

Comparison of 5 Year Total Cumulative Return*

Total Shareholder Returns (TSR) Performance

	2020	2021	2022	2023	2024	2025
Company / Index
Deere & Company	$100.00	$153.27	$179.84	$165.72	$189.96	$217.99
S&P 500	100.00	142.91	122.94	131.94	188.83	225.31
S&P 500 Industrials	100.00	139.83	128.81	133.62	190.66	221.76

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

See the information under the caption “Management’s Discussion and Analysis.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of November 2, 2025, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of November 2, 2025, using the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, as of November 2, 2025, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued an audit report on the effectiveness of our internal control over financial reporting. That report is included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2025, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Director and Executive Officer Trading Arrangements

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information regarding directors required by this Item 10 will be set forth in the definitive proxy statement for our 2026 annual meeting of stockholders (proxy statement) to be filed with the Commission in advance of such meeting. Information regarding executive officers is presented in Item 1 of this report under the caption "Information about our Executive Officers."

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Page
(1)	Financial Statements

	Statements of Consolidated Income for the years ended November 2, 2025, October 27, 2024, and October 29, 2023	47

	Statements of Consolidated Comprehensive Income for the years ended November 2, 2025, October 27, 2024, and October 29, 2023	48

	Consolidated Balance Sheets as of November 2, 2025 and October 27, 2024	49

	Statements of Consolidated Cash Flows for the years ended November 2, 2025, October 27, 2024, and October 29, 2023	50

	Statements of Changes in Consolidated Stockholders’ Equity for the years ended October 29, 2023, October 27, 2024, and November 2, 2025	51

	Notes to Consolidated Financial Statements	52

(2)	Exhibits

	See the “Index to Exhibits” on pages 87 – 89 of this report

Certain instruments relating to long-term borrowings constituting less than 10% of registrant’s total assets are not filed as exhibits herewith pursuant to Item 601(b)4(iii)(A) of Regulation S-K. The registrant agrees to file copies of such instruments upon request of the Commission.

	Financial Statement Schedules Omitted

	The following schedules for the Company and consolidated subsidiaries are omitted because of the absence of the conditions under which they are required: I, II, III, IV, and V.

ITEM 16.FORM 10-K SUMMARY.

None.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to promote understanding of our financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying Notes to Consolidated Financial Statements. All amounts are presented in millions of U.S. dollars, unless otherwise specified. For comparison of 2024 to 2023 results, refer to the “Management’s Discussion and Analysis” section of our 2024 Form 10-K, which is hereby incorporated by reference.

OVERVIEW

Deere & Company is a global leader in the production of agricultural, turf, construction, and forestry equipment and solutions. John Deere Financial provides financing for John Deere equipment, parts, services, and other inputs customers need to run their operations. Our operations are managed through the Production & Precision Agriculture (PPA), Small Agriculture & Turf (SAT), Construction & Forestry (CF), and Financial Services (FS) operating segments. References to “equipment operations” include PPA, SAT, and CF, while references to “agriculture and turf” include both PPA and SAT.

Net Sales and Revenues by Segment in 2025

TRENDS & ECONOMIC CONDITIONS

Industry Sales Outlook for Fiscal 2026

Agriculture and Turf

Construction and Forestry

Company Trends

In 2022, we introduced our Leap Ambitions, a set of focused goals designed to guide the implementation of our Smart Industrial Operating Model. These Ambitions are built upon a foundation of product quality and manufacturing excellence, supported by a best-in-class dealer channel, and enabled by employees dedicated to solving some of the world’s most important problems. To build on our accomplishments and lay the foundation for sustained growth as we move toward 2030, in December 2025 we refined our Ambitions. Our refined Ambitions feature multi-year financial and operational goals, emphasizing the use of our differentiated equipment and service solutions, including automation, autonomy, digitalization, lifecycle solutions, and Solutions as a Service (SaaS).

Deeper integration of technology into equipment to enable customers to do more with less remains a persistent market trend. Customers seek to improve profitability, productivity, and sustainability by selecting our equipment and technology solutions. These technologies are incorporated into customer operations across the varied production systems in which we serve. While we continue to benefit from the adoption of these technologies, revenue from SaaS products did not represent a significant percentage of our revenues in 2025.

Company Outlook for 2026

●	Large agriculture sales in North America are expected to remain subdued.
●	Small agriculture & turf and construction & forestry sales are expected to improve in 2026.

Agriculture and Turf Outlook for 2026

●	Demand in the U.S. and Canada for large agriculture equipment is expected to decrease further amidst challenging farm fundamentals for row crop farmers, which pressures short-term liquidity. Although the used equipment market is improving, it continues to constrain investments in new machines. These factors are partially offset by strong crop yields and consumption, recent U.S. trade agreements, growing demand for biofuels, and supportive government subsidies.
●	We expect small agricultural and turf equipment sales to be flat to up slightly from 2025 levels in the U.S. and Canada. The dairy and livestock segment continues to generate profits driven by solid beef prices. A modest recovery is anticipated in the turf sector following an inflection in the housing market and growth in the overall economy.
●	In Europe, the industry is forecasted to be flat to up slightly supported by strong dairy margins, a stabilizing interest rate environment, and improving crop yields.
●	Demand in South America is expected to be flat. In Brazil, while soybean and corn acreage is expected to grow, demand is projected to be tempered by high interest rates, strong global crop yields weighing on prices, and uncertainty over global trade policies. In Argentina, equipment demand is anticipated to moderate after robust growth in 2025.
●	Industry sales in Asia are forecasted to be down slightly.

Construction and Forestry Outlook for 2026

●	Industry sales in the U.S. and Canada for earthmoving and compact construction equipment are projected to remain flat to slightly higher, supported by modest growth in construction markets. Record employment levels, strong construction backlogs, and U.S. government infrastructure spending continue to provide a solid foundation for the industry. Moreover, declining interest rates, increased investment in rental fleets, and surging data center construction starts are adding further momentum. These positive drivers are expected to be partially tempered by restrained investments in the private commercial sector.
●	Global forestry markets are expected to be flat.
●	Global roadbuilding markets are forecasted to remain flat at strong levels.

Financial Services Outlook for 2026

Net Income	Down
(-) Average portfolio	Unfavorable
(-) Prior period special items	Unfavorable
+ Financing spreads	Favorable

Additional Trends

Agricultural Market Business Cycle – The agricultural market is affected by various factors including commodity prices, acreage planted, crop yields, government policies, and uncertainty in macroeconomic trends. These factors affect farmers’ income and sentiment which may result in varying demand for our equipment. In 2025, we experienced the following effects due to unfavorable market conditions: lower sales volumes, greater reliance on sales incentives, and elevated receivable write-offs.

Global Trade Policies – During 2025, new tariffs were imposed in the U.S. for imports from a broad range of countries and on certain materials. Several countries also implemented or proposed retaliatory tariffs on imports from the U.S. and introduced additional trade barriers. Trade policies impact us in various ways. We are a net exporter of agriculture and turf equipment from the U.S. Nearly 80% of our domestic sales are assembled in the U.S., with the remaining products imported primarily from Europe, Mexico, India, and Japan. During 2025, incremental import tariffs adversely affected the cost of our products and components and may continue to do so in 2026. In addition, retaliatory tariffs by regions outside the U.S., currently in effect or adopted in the future, may impact the prices and profitability of our exported products. In 2025, the direct impact of incremental tariffs incurred by us was approximately $600, excluding the impact of tariffs on our suppliers and market demand. Trade policies are evolving, causing uncertainty in the agriculture and construction industries. We are actively taking steps to mitigate potential impacts on our business, to the extent possible.

On November 5, 2025, the United States Supreme Court heard oral arguments on tariffs imposed under the International Emergency Economic Powers Act (IEEPA). The court may provide tariff relief and the potential recovery of amounts previously paid. We are monitoring developments in this case and its impact on our future financial statements and business.

Changes in the agricultural market business cycle and global trade policies are driven by factors outside of our control, and as a result we cannot reasonably foresee when these conditions will fully subside.

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

Other Items of Concern and Uncertainties – Other items that could impact our results are:

●	global and regional political conditions, including the ongoing war between Russia and Ukraine and the conflicts in the Middle East
●	shifts in energy, including positions with respect to biofuels, economic, and positions on government subsidies of farming
●	capital market disruptions
●	foreign currency and capital control policies
●	right to repair regulations and legislation
●	weather conditions
●	marketplace pace of adoption and monetization of technologies we have invested in
●	our ability to strengthen our digital capabilities, artificial intelligence, automation, and autonomy
●	changes in demand and pricing for new and used equipment
●	delays or disruptions in our supply chain
●	significant fluctuations in foreign currency exchange rates
●	volatility in the prices of many commodities
●	slower economic growth

CONSOLIDATED RESULTS	2025 compared to 2024

Highlights

●	Net income declined in 2025 compared to 2024, driven by declining market conditions.
●	We continue to focus on structural profitability and strategically investing in solutions that deliver value to our customers.

Net Sales and Revenues

Net Sales (Equipment Operations)

●	Net sales decreased in 2025 primarily due to lower sales volumes driven by declining market conditions (see Business Segment Results).

Net Income (Attributable to Deere & Company)

Diluted Earnings Per Share (EPS) ($ per share)

●	Net income and diluted EPS decreased driven by lower sales.

Other Significant Statement of Consolidated Income Changes

An explanation of the cost of sales to net sales ratio and other significant statements of consolidated income changes follows:

Deere & Company	2025	2024	% Change
Cost of sales to net sales	72.4%	68.8%	+5
(-) Tariffs	Unfavorable
(-) Lower volumes	Unfavorable
+ Material costs	Favorable

Increased due to higher tariffs and higher overhead costs from production inefficiencies associated with lower volumes, partially offset by reduced material costs and lower employee profit-sharing incentives.

Other income	1,019	1,198	-15

Lower due to a decrease in revenues from certain licenses, reduced investment income, and prior year legal settlements (see Note 4). These items were partially offset by increased extended warranty premiums earned.

Selling, administrative and general expenses	4,663	4,840	-4

Decreased due to lower employee profit-sharing incentives, the favorable impact from Banco John Deere S.A. (BJD) deconsolidation (see Note 4), and prior year employee separation programs' expenses (see Note 4). These items were partially offset by an increase in accrued losses on unresolved legal matters (see Note 4).

Interest expense	3,170	3,348	-5
Decreased due to lower average borrowing rates and lower average borrowings.

Other operating expenses	1,124	1,257	-11
Lower due to higher pension benefits (see Note 9) and foreign exchange gains, partially offset by increased depreciation of equipment on operating leases.

Provision for income taxes	1,259	2,094	-40
Decreased as a result of lower pretax income and the favorable impact of tax special items (see Note 4).

BUSINESS SEGMENT RESULTS	2025 compared to 2024

The equipment operations segment results were impacted by incremental tariffs in 2025. The cost of additional tariffs was included in the “Production Costs” and “Other” categories. Each equipment operations segment experienced lower shipment volumes during 2025. Economic uncertainty, low commodity prices, elevated interest rates in the first half of the year, and higher used inventory levels contributed to lower shipment volumes for large and small agriculture. Decreases in rental purchases, lower levels of multi-family and commercial real estate construction, trade uncertainty, and elevated interest rates in the first half of the year contributed to lower shipment volumes for construction equipment. Current period results were impacted by special items (see Note 4).

Production & Precision Agriculture Operations

	2025	2024	% Change
Net sales	$17,311	$20,834	-17
Sales volume and other			-17
Price realization			+1
Currency translation			-1
Operating profit	2,671	4,514	-41
Operating margin	15.4%	21.7%

Sales volumes decreased 30% in the U.S. and Canada, partially offset by an increase of 22% in Brazil. Price realization was up 1% in the U.S. and Canada. In Brazil, price realization was up 4% as demand was strong due to higher grower production. Price realization in the rest of the world was down slightly due to moderating market conditions.

Operating profit decreased primarily due to lower sales volumes/ sales mix, partially offset by price realization.

Production & Precision Agriculture Operating Profit

2025 compared to 2024

Small Agriculture & Turf Operations

	2025	2024	% Change
Net sales	$10,224	$10,969	-7
Sales volume and other			-8
Price realization			+1
Currency translation
Operating profit	1,207	1,627	-26
Operating margin	11.8%	14.8%

Sales volumes decreased 17% in the U.S. and Canada, partially offset by an increase of 26% in India and 5% in Europe. Price realization was 1% in the U.S. and Canada and roughly flat outside the U.S. and Canada driven by moderating market conditions.

Operating profit decreased primarily due to lower sales volumes/ sales mix and higher tariffs, partially offset by price realization.

Small Agriculture & Turf Operating Profit

2025 compared to 2024

Construction & Forestry Operations

	2025	2024	% Change
Net sales	$11,382	$12,956	-12
Sales volume and other			-10
Price realization			-2
Currency translation
Operating profit	1,028	2,009	-49
Operating margin	9.0%	15.5%

Sales volumes decreased 15% in the U.S. and Canada and were roughly flat outside the U.S. and Canada. Price realization decreased 3% in the U.S. and Canada due to incremental incentive programs deployed to address pressures from the competitive environment and was flat outside the U.S. and Canada.

Operating profit decreased primarily due to lower sales volumes/ sales mix, unfavorable price realization, and higher tariffs.

Construction & Forestry Operating Profit

2025 compared to 2024

Financial Services Operations

	2025	2024	% Change
Revenue (including intercompany)	$6,289	$6,493	-3
Average balance of receivables and leases excluding BJD			-1
Interest expense	2,923	3,182	-8
Average borrowings			-3
Average borrowing rates			-5
Net income	890	696	+28

The average balance of receivables and leases financed was 5% lower compared to the prior year, primarily due to the deconsolidation of BJD (see Note 4). Revenue also decreased due to a lower average portfolio. Net income increased as a result of special items (see Note 4), lower selling, administrative and general expenses, favorable financing spreads, and a lower provision for credit losses.

Financial Services Net Income

2025 compared to 2024

Special Items

The impact of special items on the segments’ operating profit in 2025 and 2024 is presented below (see Note 4).

	PPA	SAT	CF	FS	Total
2025 Expense (benefit)
Litigation accrual	$47	$24	$24		$95
Impairment	28	17	16		61
BJD measurement				$(32)	(32)
Total expense (benefit)	75	41	40	(32)	124
2024 Expense (benefit)
Legal settlements	(17)		(40)		(57)
Impairment		28			28
Employee-separation programs	77	43	22	10	152
BJD measurement				59	59
Total expense (benefit)	60	71	(18)	69	182
Year over year change	$15	$(30)	$58	$(101)	$(58)

BUSINESS SEGMENT RESULTS	2024 compared to 2023

Please refer to the “Management’s Discussion and Analysis” section of our 2024 Form 10-K.

CAPITAL RESOURCES AND LIQUIDITY	2025 compared to 2024

We have access to global markets at a reasonable cost. Sources of liquidity include:

●	cash, cash equivalents, and marketable securities on hand
●	funds from operations
●	the issuance of commercial paper and term debt
●	the securitization of retail notes
●	bank lines of credit

We closely monitor our cash requirements. Based on the available sources of liquidity, we expect to meet our funding needs in the short term (next 12 months) and long term (beyond 12 months). We are forecasting lower operating cash flows from equipment operations in 2026 compared with 2025, driven by a decrease in net income adjusted for non-cash provisions, partially offset by higher cash flows generated from inventory reductions.

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

Key Metrics and Balance Sheet Changes

Cash, Cash Equivalents, and Marketable Securities

●	Cash, cash equivalents, and marketable securities increased to maintain liquidity and improve leverage.
●	See the detailed cash flow discussion in the next section.

Trade Accounts and Notes Receivable – Net

●	Receivables are generated from the sales of goods and services to customers.
●	Limited change driven by flat sales in the second half of the year compared to prior period.
●	3% of receivables were outstanding for periods exceeding 12 months, reflecting a decrease from the prior year.

Financing Receivables and Equipment on Operating Leases

●	The decrease is primarily due to lower retail sales.
●	Acquisition volumes were down 13% compared to the prior period.

Inventories

●	Inventories increased primarily due to higher CF inventory driven by reduced demand.

Property and Equipment

●	Cash expenditures were $1.3 billion in 2025.
●	Capital expenditures are forecasted to be $1.4 billion in 2026.

Accounts Payable and Accrued Expenses

●	Accounts payable increased due to higher trade payables.
●	Accrued expenses decreased primarily due to lower accrued taxes, employee benefits, and derivative liabilities.

Borrowings

●	Borrowings decreased corresponding with the level of financing receivable and lease portfolios.

Unused Credit Lines

●	The increase in unused credit lines was due to an increase in bank lines of credit.

Financial Services Ratio of Interest-Bearing Debt to Stockholder’s Equity

CASH FLOWS	2025, 2024, and 2023

	2025	2024	2023
Net cash provided by operating activities	$7,459	$9,231	$8,589
Net cash used for investing activities	(2,057)	(6,464)	(8,749)
Net cash provided by (used for) financing activities	(4,579)	(2,717)	2,808
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	77	(37)	31
Net increase in cash, cash equivalents, and restricted cash	$900	$13	$2,679

Cash inflows from operating activities were $7.5 billion in 2025, driven by net income adjusted for non-cash provisions and a decrease in receivables related to sales, partially offset by an other postretirement benefit (OPEB) contribution.

Cash outflows from investing activities were $2.1 billion in 2025. The primary drivers were purchases of property and equipment and investments in equipment on operating leases, partially offset by collections of receivables from unconsolidated affiliates.

Cash outflows from financing activities were $4.6 billion in 2025, due to dividends paid, lower borrowings, and repurchases of common stock.

Cash Returned to Shareholders

Cash returned to shareholders decreased $2.8 billion in 2025 as we managed cash flows through the declining business cycle in accordance with our use-of-cash priorities by decreasing share repurchases.

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

The senior long-term and short-term debt ratings and outlook currently assigned to unsecured company securities by the rating agencies engaged by us are as follows:

Senior
	Long-Term	Short-Term	Outlook

Fitch Ratings	A+	F1	Stable
Moody’s Investors Service, Inc.	A1	Prime-1	Stable
Standard & Poor’s	A	A-1	Stable

CONTRACTUAL OBLIGATIONS AND CASH REQUIREMENTS	2026 and Beyond

Our material cash requirements include the following:

Borrowings – As of November 2, 2025, we had $17.2 billion of payments due on borrowings and securitization borrowings in the next year, along with interest payments of $2.3 billion. The securitization borrowing payments are based on the expected liquidation of the retail notes. See Notes 12 and 19 for additional borrowing details. These payments will likely be replaced with new borrowings to finance the receivable and lease portfolio, which is expected to be lower in 2026.

Purchase Obligations – As of November 2, 2025, our outstanding purchase obligations were $6.1 billion, with $4.5 billion payable within one year. These purchase obligations are noncancelable.

Other Cash Requirements – In addition to our contractual obligations, we have the following commitments:

●	capital expenditures of $1.4 billion are planned for 2026
●	expected quarterly cash dividends throughout 2026 (subject to change at the discretion of our Board of Directors)
●	total pension and OPEB contributions in 2026 are expected to be approximately $250

Share repurchases will be considered as a means of deploying excess cash to shareholders once the previously mentioned requirements are met.

CRITICAL ACCOUNTING ESTIMATES

The timely preparation of financial statements requires management to make estimates and assumptions. Those estimates affect reported amounts in these financial statements. Changes in those estimates and assumptions could have a significant effect. The following estimates are the most critical to our financial statements:

●	sales incentives
●	product warranties
●	postretirement benefit obligations
●	allowance for credit losses
●	operating lease residual values
●	income taxes

These items require the most difficult, subjective, or complex judgments. Our accounting policies are described primarily in Note 2 of our consolidated financial statements.

Sales Incentives

We provide sales incentives to dealers. These incentives are offered in two forms:

●	volume bonuses – awarded based on a dealer’s sales volume and performance
●	retail sales incentive programs – discounts or financing programs that are due when the dealer sells the equipment to a retail customer

The estimated cost of these programs is based on:

●	historical data
●	announced and expected incentive programs
●	field inventory levels
●	forecasted sales volumes

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

Sales Incentive Accruals

The accruals recorded against receivables relate to programs where we have the contractual right and the intent to offset against existing receivables. The decrease in 2025 resulted from lower sales.

A key assumption of the retail sales incentive accrual is the predictive value of the historical percentage of retail sales incentive costs to retail sales. Over the last five fiscal years, this percent has varied by an average of 1.0%. Holding other assumptions constant, a 1.0% change would have modified the sales incentive accrual by about $106.

Product Warranties

A standard warranty is provided as an assurance that our equipment will function as intended. The standard warranty period varies by product, region, and component.

At the time a sale is recognized, we record an estimate of future warranty costs, based on the following calculation:

●	historical claims rate experience – multiplied by –
●	the estimated population

The historical claims rate is determined by a review of five-year claims costs. The estimated population is based on dealer inventories and retail sales. These estimates are reviewed quarterly. Adjustments are also made for current quality developments.

Product Warranty Accruals

The decrease in 2025 is the result of lower sales volumes.

Product warranty accrual estimates are affected by the historical percent of warranty claims costs as a percentage of gross sales. Over the last five fiscal years, the percent has varied plus or minus 0.14%. Holding all other assumptions constant, if this estimated cost experience percent would have increased or decreased 0.14%, the warranty accrual at November 2, 2025, would have changed by approximately $70.

Postretirement Benefit Obligations

The pension and OPEB defined benefit plan obligations and expenses require the use of estimates. The main estimate is the present value of the projected future benefit payments. These future benefit payments extend several decades.

The estimates are based on existing retirement plan provisions. No assumption is made regarding any potential changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts).

The key assumptions used by our actuaries to calculate the estimates include:

●	discount rates
●	health care cost trend rates
●	expected long-term return on plan assets
●	compensation increases
●	retirement rates
●	mortality rates
●	expected contributions

Assumptions are set each year-end. These assumptions are not changed during the year unless there is a significant plan event. Actual results that differ from the assumptions affect future expenses and obligations.

The key pension and OPEB amounts follow:

	2025	2024	2023
Pension and OPEB net benefit	$(153)	$(86)	$(13)
Long-term expected return on pension and OPEB plan assets (as a percent)	6.9	6.8	6.2
Long-term expected return on pension and OPEB plan assets	1,118	1,075	995
Actual return (loss) on pension and OPEB plan assets	1,052	1,962	(395)
Pension assets, net of pension liabilities	2,362	2,003	2,076
OPEB liabilities, net of OPEB assets	541	1,191	1,001

The increase in the 2025 pension and OPEB net benefit was due to an increase in the expected long-term rates of return on pension plan assets.

The effect of hypothetical changes to selected assumptions on our major U.S. retirement benefit plans would be as follows:

		November 2, 2025	2026
		Increase	Increase
	Percentage	(Decrease)	(Decrease)
Assumptions	Change	PBO/APBO*	Expense
Pensions:
Discount rate**	+/-.5	$(474)/524	$8/20
Expected return on assets	+/-.5		(63)/63
OPEB:
Discount rate**	+/-.5	(134)/145	(5)/1
Expected return on assets	+/-.5		(14)/14
Health care cost trend rate**	+/-1.0	255/(223)	31/(36)

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

Allowance for Credit Losses

The allowance for credit losses is an estimate of the credit losses expected over the life of the receivable portfolio. The allowance is measured on a collective basis for receivables with similar risk characteristics. Receivables that do not share risk characteristics are evaluated on an individual basis. Risk characteristics include:

●	finance product category
●	market
●	geography
●	credit risk
●	remaining balance

We utilize the following loss forecast models to estimate expected credit losses:

●	Linear regression models are used for large and complex retail customer receivable pools, which represent more than 90% of retail customer receivables. These statistical models utilize independent variables, or predictive features, to estimate lifetime default rates, which are subsequently adjusted for expected recoveries to arrive at lifetime credit loss estimates. Independent variables include credit quality at time of application, remaining account balance, delinquency status, and various economic factors, such as commodity prices, employment levels, and housing data. The economic factors include forward-looking conditions over our reasonable and supportable forecast period.
●	Weighted average remaining maturity (WARM) models are used for smaller and less complex retail customer receivable pools.
●	Historical loss rate models are used on wholesale receivables, with consideration of current economic conditions and dealer financial risk.

Management reviews each model’s output quarterly, and qualitative adjustments are incorporated as necessary to arrive at management’s best estimate of expected credit losses.

Allowance for Credit Losses

During 2025, the allowance for credit losses increased, primarily due to higher expected losses on agriculture and turf customer accounts as a result of elevated delinquencies and a decline in market conditions.

While we believe our allowance is sufficient to provide for losses over the life of our existing receivable portfolio, different assumptions would result in changes to the allowance for credit losses. Within the retail customer receivable portfolio, credit loss estimates are dependent on a number of factors, including credit quality at time of application, remaining account balances, current delinquency levels, various economic factors, and estimated recoveries on defaulted accounts. Changes in any of these factors could impact our credit losses. Conversely, within the wholesale receivable portfolio, changes in economic conditions have historically had limited impact on credit losses.

Holding all other factors constant, a 10% increase in the linear regression models’ forecasted defaults and a simultaneous 10% decrease in recovery rates would have resulted in a $60 increase to the allowance for credit losses at November 2, 2025.

Operating Lease Residual Values

Equipment on operating leases is depreciated to the estimated residual value over the lease term. The residual values are based on several factors, including:

●	lease term
●	expected hours of usage
●	historical wholesale sales prices
●	return experience
●	intended equipment use
●	market dynamics and trends
●	dealer residual value guarantees

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

Operating Lease Residual Values

Hypothetically, if (a) future market values for this equipment were to decrease 10% from our present estimates, and (b) all the equipment on operating leases were returned to us for remarketing at the end of the lease term, the total unfavorable impact after consideration of dealer residual value guarantees would be approximately $65. This amount would be recognized as higher depreciation expense over the remaining term of the operating leases, or potentially as an impairment.

Income Taxes

We are subject to federal, state, and foreign income taxes, which can be complex. Implementing these tax laws requires significant judgment and interpretation. Changes in tax laws could materially affect our consolidated financial statements. We record our tax positions in the following categories:

●	current taxes
●	deferred taxes
●	uncertain tax positions

Deferred income taxes represent temporary differences between the tax and the financial reporting basis of assets and liabilities. This will result in taxable or deductible amounts in the future. Loss carryforwards and tax credits are significant components of deferred tax asset balances. These assets are reviewed regularly for the following:

●	the likelihood of recoverability from future taxable income
●	reversal of deferred tax liabilities
●	tax planning strategies

Valuation allowances are established when we determine that the deferred tax benefit may not be realized. The recoverability analysis requires significant judgment and relies on estimates. The valuation allowance as of November 2, 2025, was $1.6 billion. Changes in foreign income tax laws, income for certain jurisdictions, or our tax structure could impact the valuation allowance balance.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including in the section entitled “Overview,” “Trends and Economic Conditions,” and “Notes to Consolidated Financial Statements” relating to future events, expectations, and trends constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 and involve factors that are subject to change, assumptions, risks, and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect all lines of our operations generally while others could more heavily affect a particular line of business.

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	the agricultural business cycle, which can be unpredictable and is affected by factors such as farm income, international trade, world grain stocks, crop yields, available farm acres, soil conditions, prices for commodities and livestock, input costs, government farm programs, availability of transport for crops, as well as adverse macroeconomic conditions, including unemployment, inflation, interest rate volatility, changes in consumer practices due to slower economic growth or a recession, and regional or global liquidity constraints
●	the uncertainty of government policies and actions with respect to the global trade environment including increased and proposed tariffs announced by the U.S. government and retaliatory trade regulations
●	political, economic, and social instability in the geographies in which we operate, including the ongoing war between Russia and Ukraine and the conflicts in the Middle East
●	worldwide demand for food and different forms of renewable energy impacting the price of farm commodities and consequently the demand for our equipment
●	rationalization, restructuring, relocation, expansion, and/or reconfiguration of manufacturing and warehouse facilities
●	accurately forecasting customer demand for products and services, and adequately managing inventory
●	uncertainty of our ability to sell products domestically or internationally, manage increased costs of production, absorb or pass on increased pricing, and accurately predict financial results and industry trends
●	availability and price of raw materials, components, and whole goods
●	delays or disruptions in our supply chain
●	changes in climate patterns, unfavorable weather events, and natural disasters
●	suppliers’ and manufacturers’ business practices and compliance with laws applicable to topics such as human rights, safety, environmental, and fair wages
●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for our products and solutions
●	ability to adapt in highly competitive markets, including understanding and meeting customers’ changing expectations for products and solutions, including delivery and utilization of precision technology
●	the ability to execute business strategies, including our Smart Industrial Operating Model and refined Leap Ambitions
●	dealer practices and their ability to manage new and used inventory, distribute our products, and to provide support and service for precision technology solutions
●	the ability to realize anticipated benefits of acquisitions and joint ventures, including challenges with successfully integrating operations and internal control processes
●	negative claims or publicity that damage our reputation or brand
●	the ability to attract, develop, engage, and retain qualified employees
●	the impact of workforce reductions on company culture, employee retention and morale, and institutional knowledge
●	labor relations and contracts, including work stoppages and other disruptions
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to our information technology infrastructure and products
●	leveraging artificial intelligence and machine learning within our business processes
●	changes to existing laws and regulations, including the implementation of new, more stringent laws, as well as compliance with a variety of U.S., foreign, and international laws, regulations, and policies relating to, but not limited to the following: advertising, anti-bribery and anti-corruption, anti-money laundering, antitrust, consumer finance, cybersecurity, data privacy, encryption, environmental (including climate change and engine emissions), farming, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, health and safety, human rights, import / export and trade, labor and employment, product liability, tariffs, tax, telematics, and telecommunications
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy
●	warranty claims, post-sales repairs or recalls, product liability litigation, and regulatory investigations because of the deficient operation of our products
●	investigations, claims, lawsuits, or other legal proceedings, including the lawsuit filed by the Federal Trade Commission (FTC) and the Attorneys General of the States of Arizona, Illinois, Michigan, Minnesota, and Wisconsin alleging that we unlawfully withheld self-repair capabilities from farmers and independent repair providers
●	loss of or challenges to intellectual property rights

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

SUPPLEMENTAL CONSOLIDATING DATA

The supplemental consolidating data presented on the subsequent pages is presented for informational purposes. Equipment operations represent the enterprise without Financial Services. Equipment operations include Production & Precision Agriculture operations, Small Agriculture & Turf operations, Construction & Forestry operations, and other corporate assets, liabilities, revenues, and expenses not reflected within Financial Services. Transactions between the equipment operations and Financial Services have been eliminated to arrive at the consolidated financial statements.

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

INCOME STATEMENTS
For the Years Ended November 2, 2025, October 27, 2024, and October 29, 2023
Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net Sales and Revenues
Net sales	$38,917	$44,759	$55,565							$38,917	$44,759	$55,565
Finance and interest income	521	596	636	$5,768	$6,035	$5,055	$(541)	$(872)	$(1,008)	5,748	5,759	4,683	[1]
Other income	821	1,006	858	521	458	499	(323)	(266)	(354)	1,019	1,198	1,003	[2,3,4]
Total	40,259	46,361	57,059	6,289	6,493	5,554	(864)	(1,138)	(1,362)	45,684	51,716	61,251

Costs and Expenses
Cost of sales	28,190	30,803	37,739				(31)	(28)	(24)	28,159	30,775	37,715	[4]
Research and development expenses	2,311	2,290	2,177							2,311	2,290	2,177
Selling, administrative and general expenses	3,856	3,791	3,611	815	1,059	994	(8)	(10)	(10)	4,663	4,840	4,595	[4]
Interest expense	372	396	411	2,923	3,182	2,362	(125)	(230)	(320)	3,170	3,348	2,453	[1]
Interest compensation to Financial Services	414	640	687				(414)	(640)	(687)				[1]
Other operating expenses	(29)	133	217	1,439	1,354	1,396	(286)	(230)	(321)	1,124	1,257	1,292	[3,4,5]
Total	35,114	38,053	44,842	5,177	5,595	4,752	(864)	(1,138)	(1,362)	39,427	42,510	48,232

Income before Income Taxes	5,145	8,308	12,217	1,112	898	802				6,257	9,206	13,019
Provision for income taxes	1,020	1,887	2,685	239	207	186				1,259	2,094	2,871

Income after Income Taxes	4,125	6,421	9,532	873	691	616				4,998	7,112	10,148
Equity in income (loss) of unconsolidated affiliates	(17)	(29)	4	17	5	3					(24)	7

Net Income	4,108	6,392	9,536	890	696	619				4,998	7,088	10,155
Less: Net loss attributable to noncontrolling interests	(29)	(12)	(11)							(29)	(12)	(11)
Net Income Attributable to Deere & Company	$4,137	$6,404	$9,547	$890	$696	$619				$5,027	$7,100	$10,166

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

SUPPLEMENTAL CONSOLIDATING DATA (continued)

CONDENSED BALANCE SHEETS
As of November 2, 2025 and October 27, 2024
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2025	2024	2025	2024	2025	2024	2025	2024
ASSETS
Cash and cash equivalents	$6,340	$5,615	$1,936	$1,709			$8,276	$7,324
Marketable securities	217	125	1,194	1,029			1,411	1,154
Receivables from Financial Services	4,649	3,043			$(4,649)	$(3,043)			[6]
Trade accounts and notes receivable – net	1,316	1,257	5,900	6,225	(1,899)	(2,156)	5,317	5,326	[7]
Financing receivables – net	88	78	44,487	44,231			44,575	44,309
Financing receivables securitized – net	1	2	6,830	8,721			6,831	8,723
Other receivables	1,809	2,193	658	427	(64)	(75)	2,403	2,545	[7]
Equipment on operating leases – net			7,600	7,451			7,600	7,451
Inventories	7,406	7,093					7,406	7,093
Property and equipment – net	8,047	7,546	32	34			8,079	7,580
Goodwill	4,188	3,959					4,188	3,959
Other intangible assets – net	892	999					892	999
Retirement benefits	3,181	2,839	94	83	(2)	(1)	3,273	2,921	[8]
Deferred income taxes	2,507	2,262	46	43	(269)	(219)	2,284	2,086	[9]
Other assets	2,218	2,194	1,244	715	(1)	(3)	3,461	2,906
Assets held for sale				2,944				2,944
Total Assets	$42,859	$39,205	$70,021	$73,612	$(6,884)	$(5,497)	$105,996	$107,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$414	$911	$13,382	$12,622			$13,796	$13,533
Short-term securitization borrowings	1	2	6,595	8,429			6,596	8,431
Payables to Equipment Operations			4,649	3,043	$(4,649)	$(3,043)			[6]
Accounts payable and accrued expenses	12,757	13,534	3,116	3,243	(1,964)	(2,234)	13,909	14,543	[7]
Deferred income taxes	347	434	356	263	(269)	(219)	434	478	[9]
Long-term borrowings	8,756	6,603	34,788	36,626			43,544	43,229
Retirement benefits and other liabilities	1,646	2,250	66	105	(2)	(1)	1,710	2,354	[8]
Liabilities held for sale				1,827				1,827
Total liabilities	23,921	23,734	62,952	66,158	(6,884)	(5,497)	79,989	84,395

Commitments and contingencies (Note 20)
Redeemable noncontrolling interest (Note 2)	51	82					51	82

STOCKHOLDERS’ EQUITY
Total Deere & Company stockholders’ equity	25,950	22,836	7,069	7,454	(7,069)	(7,454)	25,950	22,836	[10]
Noncontrolling interests	6	7					6	7
Financial Services' equity	(7,069)	(7,454)			7,069	7,454			[10]
Adjusted total stockholders' equity	18,887	15,389	7,069	7,454			25,956	22,843
Total Liabilities and Stockholders’ Equity	$42,859	$39,205	$70,021	$73,612	$(6,884)	$(5,497)	$105,996	$107,320

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

10 Elimination of Financial Services’ equity.

SUPPLEMENTAL CONSOLIDATING DATA (continued)

STATEMENTS OF CASH FLOWS
For the Years Ended November 2, 2025, October 27, 2024, and October 29, 2023
Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
Cash Flows from Operating Activities
Net income	$4,108	$6,392	$9,536	$890	$696	$619				$4,998	$7,088	$10,155
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	18	14	7	278	296	(23)				296	310	(16)
Depreciation and amortization	1,280	1,220	1,123	1,082	1,040	1,016	$(133)	$(142)	$(135)	2,229	2,118	2,004	[11]
Impairments and other adjustments	73	28	18	(32)	97	173				41	125	191
Share-based compensation expense							151	208	130	151	208	130	[12]
Distributed earnings of Financial Services	1,368	250	215				(1,368)	(250)	(215)				[13]
Provision (credit) for deferred income taxes	(369)	(97)	(959)	81	(197)	169				(288)	(294)	(790)
Changes in assets and liabilities:
Receivables related to sales	(91)	(13)	(58)				1,175	434	(4,195)	1,084	421	(4,253)	[14,16]
Inventories	(138)	1,011	474				(137)	(223)	(195)	(275)	788	279	[15]
Accounts payable and accrued expenses	(617)	(1,429)	1,352	109	277	449	257	112	(971)	(251)	(1,040)	830	[16]
Accrued income taxes payable/receivable	(112)	(218)	8	(24)	95	(31)				(136)	(123)	(23)
Retirement benefits	(814)	(215)	(164)	(51)	(12)	(6)				(865)	(227)	(170)
Other	394	(38)	367	147	40	(51)	(66)	(145)	(64)	475	(143)	252	[11,12,15]
Net cash provided by operating activities	5,100	6,905	11,919	2,480	2,332	2,315	(121)	(6)	(5,645)	7,459	9,231	8,589

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)				27,037	26,029	24,128	(557)	(867)	(1,077)	26,480	25,162	23,051	[14]
Proceeds from maturities and sales of marketable securities	46	99	59	440	733	127				486	832	186
Proceeds from sales of equipment on operating leases				1,917	1,929	1,981				1,917	1,929	1,981
Cost of receivables acquired (excluding receivables related to sales)				(26,623)	(29,152)	(29,229)	283	336	457	(26,340)	(28,816)	(28,772)	[14]
Acquisitions of businesses, net of cash acquired	(101)		(82)							(101)		(82)
Purchases of marketable securities	(125)	(209)	(173)	(578)	(846)	(318)				(703)	(1,055)	(491)
Purchases of property and equipment	(1,358)	(1,636)	(1,494)	(2)	(4)	(4)				(1,360)	(1,640)	(1,498)
Cost of equipment on operating leases acquired				(3,053)	(3,464)	(3,234)	185	302	264	(2,868)	(3,162)	(2,970)	[15]
Decrease (increase) in investment in Financial Services	(10)	4	(870)				10	(4)	870				[17]
Decrease (increase) in trade and wholesale receivables				1,161	21	(5,783)	(1,161)	(21)	5,783				[14]
Collections of receivables from unconsolidated affiliates	190			317						507
Loans to unconsolidated affiliates				(109)						(109)
Collateral on derivatives – net	(1)		(1)	183	413	(11)				182	413	(12)
Other	(90)	(125)	(176)	(61)	(8)	31	3	6	3	(148)	(127)	(142)
Net cash provided by (used for) investing activities	(1,449)	(1,867)	(2,737)	629	(4,349)	(12,312)	(1,237)	(248)	6,300	(2,057)	(6,464)	(8,749)

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	144	28	(113)	(2,683)	(1,884)	4,121				(2,539)	(1,856)	4,008
Change in intercompany receivables/payables	(1,695)	1,459	2,090	1,695	(1,459)	(2,090)
Proceeds from borrowings issued (original maturities greater than three months)	2,369	159	342	10,792	17,937	15,087				13,161	18,096	15,429
Payments of borrowings (original maturities greater than three months)	(923)	(1,123)	(901)	(11,341)	(12,109)	(7,012)				(12,264)	(13,232)	(7,913)
Repurchases of common stock	(1,138)	(4,007)	(7,216)							(1,138)	(4,007)	(7,216)
Capital investment from (returned to) Equipment Operations				10	(4)	870	(10)	4	(870)				[17]
Dividends paid	(1,720)	(1,605)	(1,427)	(1,368)	(250)	(215)	1,368	250	215	(1,720)	(1,605)	(1,427)	[13]
Other	(53)	(46)	(7)	(26)	(67)	(66)				(79)	(113)	(73)
Net cash provided by (used for) financing activities	(3,016)	(5,135)	(7,232)	(2,921)	2,164	10,695	1,358	254	(655)	(4,579)	(2,717)	2,808

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	86	(15)	24	(9)	(22)	7				77	(37)	31

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	721	(112)	1,974	179	125	705				900	13	2,679
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	5,643	5,755	3,781	1,990	1,865	1,160				7,633	7,620	4,941
Cash, Cash Equivalents, and Restricted Cash at End of Year	$6,364	$5,643	$5,755	$2,169	$1,990	$1,865				$8,533	$7,633	$7,620

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

16 Reclassification of sales incentive accruals on receivables sold to Financial Services.

17 Elimination of change in investment from equipment operations to Financial Services.

SELECTED FINANCIAL DATA

	2025	2024	2023	2022	2021	2020	2019	2018	2017	2016
Net sales and revenues	$45,684	$51,716	$61,251	$52,577	$44,024	$35,540	$39,258	$37,358	$29,738	$26,644
Net sales	38,917	44,759	55,565	47,917	39,737	31,272	34,886	33,351	25,885	23,387
Finance and interest income	5,748	5,759	4,683	3,365	3,296	3,450	3,493	3,107	2,732	2,511
Research and development expenses	2,311	2,290	2,177	1,912	1,587	1,644	1,783	1,658	1,373	1,394
Selling, administrative and general expenses	4,663	4,840	4,595	3,863	3,383	3,477	3,551	3,455	3,098	2,791
Interest expense	3,170	3,348	2,453	1,062	993	1,247	1,466	1,204	899	764
Net income*	5,027	7,100	10,166	7,131	5,963	2,751	3,253	2,368	2,159	1,524
Return on net sales	12.9%	15.9%	18.3%	14.9%	15.0%	8.8%	9.3%	7.1%	8.3%	6.5%
Return on beginning Deere & Company stockholders’ equity	22.0%	32.6%	50.2%	38.7%	46.1%	24.1%	28.8%	24.8%	33.1%	22.6%
Comprehensive income*	5,701	6,508	10,099	6,629	8,963	2,819	2,081	3,222	3,221	627

Net income per share – basic*	$18.55	$25.73	$34.80	$23.42	$19.14	$8.77	$10.28	$7.34	$6.76	$4.83
– diluted*	18.50	25.62	34.63	23.28	18.99	8.69	10.15	7.24	6.68	4.81
Dividends declared per share	6.48	5.88	5.05	4.36	3.61	3.04	3.04	2.58	2.40	2.40
Dividends paid per share	6.33	5.76	4.83	4.28	3.32	3.04	2.97	2.49	2.40	2.40
Average number of common shares outstanding (in millions) – basic	270.9	276.0	292.2	304.5	311.6	313.5	316.5	322.6	319.5	315.2
– diluted	271.7	277.1	293.6	306.3	314.0	316.6	320.6	327.3	323.3	316.6

Total assets	$105,996	$107,320	$104,087	$90,030	$84,114	$75,091	$73,011	$70,108	$65,786	$57,918
Trade accounts and notes receivable – net	5,317	5,326	7,739	6,410	4,208	4,171	5,230	5,004	3,925	3,011
Financing receivables – net	44,575	44,309	43,673	36,634	33,799	29,750	29,195	27,054	25,104	23,702
Financing receivables securitized – net	6,831	8,723	7,335	5,936	4,659	4,703	4,383	4,022	4,159	5,127
Equipment on operating leases – net	7,600	7,451	6,917	6,623	6,988	7,298	7,567	7,165	6,594	5,902
Inventories	7,406	7,093	8,160	8,495	6,781	4,999	5,975	6,149	3,904	3,341
Property and equipment – net	8,079	7,580	6,879	6,056	5,820	5,817	5,973	5,868	5,068	5,171
Short-term borrowings	13,796	13,533	17,939	12,592	10,919	8,582	10,784	11,062	10,035	6,911
Short-term securitization borrowings	6,596	8,431	6,995	5,711	4,605	4,682	4,321	3,957	4,119	4,998
Long-term borrowings	43,544	43,229	38,477	33,596	32,888	32,734	30,229	27,237	25,891	23,703
Total Deere & Company stockholders’ equity	25,950	22,836	21,785	20,262	18,431	12,937	11,413	11,288	9,557	6,520

Book value per share*	$95.99	$84.03	$77.37	$67.82	$59.83	$41.25	$36.45	$35.45	$29.70	$20.71
Capital expenditures	$1,304	$1,624	$1,537	$1,176	$867	$762	$1,084	$969	$586	$668
Number of employees (at year-end)	73,146	75,847	82,956	82,239	75,550	69,634	73,489	74,413	60,476	56,767

*    Attributable to Deere & Company.

FINANCIAL INSTRUMENT MARKET RISK INFORMATION

We are naturally exposed to various interest rate and foreign currency risks. As a result, we enter into derivative transactions to manage this exposure and not for speculative purposes.

From time to time, we enter into interest rate swap agreements to manage our interest rate exposure. We also have entered into derivative agreements related to the management of foreign currency transaction risks.

Interest Rate Risk

Results of Operations – Interest rates volatility impacts us in several ways, primarily affecting the demand for our products, financing spreads for the financial services operations, and the value of our investments.

Fair Value Measurement – Quarterly, we use a combination of cash flow models to assess the sensitivity of our financial instruments with interest rate exposure to changes in market interest rates. The models calculate the effect of adjusting interest rates as follows:

●	cash flows for financing receivables are discounted at the current prevailing rate for each receivable portfolio
●	cash flows for marketable securities are discounted at the applicable benchmark yield curve plus market credit spreads
●	cash flows for unsecured borrowings are discounted at the applicable benchmark yield curve plus market credit spreads for similarly rated borrowers
●	cash flows for securitized borrowings are discounted at the swap yield curve plus a market credit spread for similarly rated borrowers
●	cash flows for interest rate swaps are projected and discounted using forward rates from the swap yield curve at the repricing dates

The net impact on these financial instruments’ fair values, which would be caused by decreasing or increasing the interest rates by 10% from the market rates at November 2, 2025, and October 27, 2024, would have been approximately $150 and $75, respectively.

Foreign Currency Risk

We have foreign currency exposures at some of our foreign and domestic operations related to buying, selling, and financing in currencies other than the functional currencies. We hedge significant currency exposures for our equipment operations. Worldwide foreign currency exposures are reviewed quarterly. Based on the anticipated and committed foreign currency cash inflows, outflows, and hedging policy for the next twelve months, we estimate that a hypothetical 10% strengthening of the U.S. dollar relative to other currencies through 2026 would decrease the 2026 expected net cash inflows by approximately $100. At October 27, 2024, a hypothetical 10% strengthening of the U.S. dollar under similar assumptions and calculations indicated a potential $25 increase in the 2025 net cash inflows. The estimated impacts on net cash outflows and inflows by currency follow:

	2026	2025
Australian dollar	$(75)	$(75)
Brazilian real	(50)	25
British pound	(50)	(50)
Canadian dollar		25
Euro	50	100
Indian rupee	25
Japanese yen	50	50
Mexican peso	50	25
Polish zloty	(25)	(25)
Swedish krona	(25)
All other	(50)	(50)
Total increase (decrease)	$(100)	$25

In addition, in 2025 we entered into a cross-currency interest rate swap designated as a net investment hedge of foreign currency exposure from investments in foreign subsidiaries.

In the financial services operations, our policy is to manage foreign currency risk through hedging strategies if the currency of the borrowing does not match the currency of the receivable portfolio. As a result, a hypothetical 10% adverse change in the value of the U.S. dollar relative to all other foreign currencies would not have a material effect on the financial services cash flows.

DEERE & COMPANY

STATEMENTS OF CONSOLIDATED INCOME

For the Years Ended November 2, 2025, October 27, 2024, and October 29, 2023

	2025	2024	2023
Net Sales and Revenues
Net sales	$38,917	$44,759	$55,565
Finance and interest income	5,748	5,759	4,683
Other income	1,019	1,198	1,003
Total	45,684	51,716	61,251

Costs and Expenses
Cost of sales	28,159	30,775	37,715
Research and development expenses	2,311	2,290	2,177
Selling, administrative and general expenses	4,663	4,840	4,595
Interest expense	3,170	3,348	2,453
Other operating expenses	1,124	1,257	1,292
Total	39,427	42,510	48,232

Income of Consolidated Group before Income Taxes	6,257	9,206	13,019
Provision for income taxes	1,259	2,094	2,871

Income of Consolidated Group	4,998	7,112	10,148
Equity in income (loss) of unconsolidated affiliates		(24)	7

Net Income	4,998	7,088	10,155
Less: Net loss attributable to noncontrolling interests	(29)	(12)	(11)
Net Income Attributable to Deere & Company	$5,027	$7,100	$10,166

Per Share Data
Basic	$18.55	$25.73	$34.80
Diluted	18.50	25.62	34.63
Dividends declared	6.48	5.88	5.05
Dividends paid	6.33	5.76	4.83

Average Shares Outstanding (in millions of shares)
Basic	270.9	276.0	292.2
Diluted	271.7	277.1	293.6

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

For the Years Ended November 2, 2025, October 27, 2024, and October 29, 2023

	2025	2024	2023
Net Income	$4,998	$7,088	$10,155

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	92	(429)	(456)
Cumulative translation adjustment	538	(134)	443
Unrealized gain (loss) on derivatives	18	(64)	(29)
Unrealized gain (loss) on debt securities	31	36	(16)

Other Comprehensive Income (Loss), Net of Income Taxes	679	(591)	(58)

Comprehensive Income	5,677	6,497	10,097
Less: Comprehensive loss attributable to noncontrolling interests	(24)	(11)	(2)
Comprehensive Income Attributable to Deere & Company	$5,701	$6,508	$10,099

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

CONSOLIDATED BALANCE SHEETS

As of November 2, 2025 and October 27, 2024

	2025	2024
ASSETS
Cash and cash equivalents	$8,276	$7,324
Marketable securities	1,411	1,154
Trade accounts and notes receivable – net	5,317	5,326
Financing receivables – net	44,575	44,309
Financing receivables securitized – net	6,831	8,723
Other receivables	2,403	2,545
Equipment on operating leases – net	7,600	7,451
Inventories	7,406	7,093
Property and equipment – net	8,079	7,580
Goodwill	4,188	3,959
Other intangible assets – net	892	999
Retirement benefits	3,273	2,921
Deferred income taxes	2,284	2,086
Other assets	3,461	2,906
Assets held for sale		2,944
Total Assets	$105,996	$107,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Short-term borrowings	$13,796	$13,533
Short-term securitization borrowings	6,596	8,431
Accounts payable and accrued expenses	13,909	14,543
Deferred income taxes	434	478
Long-term borrowings	43,544	43,229
Retirement benefits and other liabilities	1,710	2,354
Liabilities held for sale		1,827
Total liabilities	79,989	84,395

Commitments and contingencies (Note 20)
Redeemable noncontrolling interest (Note 2)	51	82

STOCKHOLDERS’ EQUITY
Common stock, $1 par value (authorized – 1,200,000,000 shares; issued – 536,431,204 shares in 2025 and 2024), at paid-in amount	5,668	5,489
Common stock in treasury, 266,079,164 shares in 2025 and 264,678,912 shares in 2024, at cost	(36,362)	(35,349)
Retained earnings	59,676	56,402
Accumulated other comprehensive income (loss)	(3,032)	(3,706)
Total Deere & Company stockholders’ equity	25,950	22,836
Noncontrolling interests	6	7
Total stockholders’ equity	25,956	22,843
Total Liabilities and Stockholders’ Equity	$105,996	$107,320

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENTS OF CONSOLIDATED CASH FLOWS

For the Years Ended November 2, 2025, October 27, 2024, and October 29, 2023

	2025	2024	2023
Cash Flows from Operating Activities
Net income	$4,998	$7,088	$10,155
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	296	310	(16)
Depreciation and amortization	2,229	2,118	2,004
Impairments and other adjustments	41	125	191
Share-based compensation expense	151	208	130
Credit for deferred income taxes	(288)	(294)	(790)
Changes in assets and liabilities:
Receivables related to sales	1,084	421	(4,253)
Inventories	(275)	788	279
Accounts payable and accrued expenses	(251)	(1,040)	830
Accrued income taxes payable/receivable	(136)	(123)	(23)
Retirement benefits	(865)	(227)	(170)
Other	475	(143)	252
Net cash provided by operating activities	7,459	9,231	8,589

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	26,480	25,162	23,051
Proceeds from maturities and sales of marketable securities	486	832	186
Proceeds from sales of equipment on operating leases	1,917	1,929	1,981
Cost of receivables acquired (excluding receivables related to sales)	(26,340)	(28,816)	(28,772)
Acquisitions of businesses, net of cash acquired	(101)		(82)
Purchases of marketable securities	(703)	(1,055)	(491)
Purchases of property and equipment	(1,360)	(1,640)	(1,498)
Cost of equipment on operating leases acquired	(2,868)	(3,162)	(2,970)
Collections of receivables from unconsolidated affiliates	507
Loans to unconsolidated affiliates	(109)
Collateral on derivatives – net	182	413	(12)
Other	(148)	(127)	(142)
Net cash used for investing activities	(2,057)	(6,464)	(8,749)

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	(2,539)	(1,856)	4,008
Proceeds from borrowings issued (original maturities greater than three months)	13,161	18,096	15,429
Payments of borrowings (original maturities greater than three months)	(12,264)	(13,232)	(7,913)
Repurchases of common stock	(1,138)	(4,007)	(7,216)
Dividends paid	(1,720)	(1,605)	(1,427)
Other	(79)	(113)	(73)
Net cash provided by (used for) financing activities	(4,579)	(2,717)	2,808

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	77	(37)	31

Net Increase in Cash, Cash Equivalents, and Restricted Cash	900	13	2,679
Cash, Cash Equivalents, and Restricted Cash at Beginning of Year	7,633	7,620	4,941
Cash, Cash Equivalents, and Restricted Cash at End of Year	$8,533	$7,633	$7,620

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$8,276	$7,324	$7,458
Cash, cash equivalents, and restricted cash (Assets held for sale – Note 4)		116
Restricted cash (Other assets)	257	193	162
Total Cash, Cash Equivalents, and Restricted Cash	$8,533	$7,633	$7,620

The notes to consolidated financial statements are an integral part of this statement.

DEERE & COMPANY

STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY

For the Years Ended October 29, 2023, October 27, 2024, and November 2, 2025

		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest
Balance October 30, 2022	$20,265	$5,165	$(24,094)	$42,247	$(3,056)	$3	$92

Net income (loss)	10,168			10,166		2	(13)
Other comprehensive income (loss)	(58)				(58)		9
Repurchases of common stock	(7,274)		(7,274)
Treasury shares reissued	33		33
Dividends declared	(1,477)			(1,472)		(5)
Share based awards and other	132	138		(10)		4	9
Balance October 29, 2023	21,789	5,303	(31,335)	50,931	(3,114)	4	97

Net income (loss)	7,102			7,100		2	(14)
Other comprehensive income (loss)	(592)				(592)		1
Repurchases of common stock	(4,044)		(4,044)
Treasury shares reissued	30		30
Dividends declared	(1,624)			(1,622)		(2)
Noncontrolling interest redemption (Note 4)							(10)
Share based awards and other	182	186		(7)		3	8
Balance October 27, 2024	22,843	5,489	(35,349)	56,402	(3,706)	7	82

Net income (loss)	5,029			5,027		2	(31)
Other comprehensive income	674				674		5
Repurchases of common stock	(1,049)		(1,049)
Treasury shares reissued	36		36
Dividends declared	(1,758)			(1,758)
Share based awards and other	181	179		5		(3)	(5)
Balance November 2, 2025	$25,956	$5,668	$(36,362)	$59,676	$(3,032)	$6	$51

The notes to consolidated financial statements are an integral part of this statement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND CONSOLIDATION

References to “Deere & Company,” “John Deere,” “Deere,” “we,” “us,” or “our” include our consolidated subsidiaries, unless otherwise stated. We manage our business through the following operating segments: Production & Precision Agriculture (PPA), Small Agriculture & Turf (SAT), Construction & Forestry (CF), and Financial Services (John Deere Financial or FS). References to “equipment operations” include PPA, SAT, and CF, while references to “agriculture and turf” include both PPA and SAT.

Principles of Consolidation

The consolidated financial statements represent the consolidation of all companies in which Deere & Company has a controlling interest. Certain variable interest entities (VIEs) are consolidated since we are the primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. When we have significant influence in an unconsolidated affiliated company (generally 20% to 50% ownership), we record our investment at cost, adjusted for our share of profit or loss after acquisition, and further reduced for any dividends (equity method of accounting). Other investments (generally less than 20% ownership) are recorded at cost.

Fiscal Year

We use a 52/53 week fiscal year ending on the last Sunday in the reporting period, which generally occurs near the end of October. An additional week is included in the fourth fiscal quarter every five or six years to realign our fiscal quarters with the calendar. Fiscal year 2025 contained 53 weeks compared to 52 weeks in fiscal years 2024 and 2023. The fiscal year ends for 2025, 2024, and 2023 were November 2, 2025, October 27, 2024, and October 29, 2023, respectively. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years and the associated periods in those fiscal years.

Presentation of Amounts

All amounts are presented in millions of U.S. dollars, unless otherwise specified. Certain prior period amounts have been reclassified to conform to current period presentation.

Variable Interest Entities

We consolidate certain VIEs related to retail note securitizations (see Note 12).

We have a 50% ownership interest in Banco John Deere S.A. (BJD), an equity method investment that finances retail and wholesale loans for agricultural, construction, and forestry equipment in Brazil. This investment was established in February 2025 through the sale of 50% ownership of a former subsidiary (see Note 3). BJD is a VIE as we provide funding and are exposed to losses that are disproportionate to our voting rights. However, we are not the primary beneficiary of the VIE because the power over significant activities, including the strategic plan, budget, credit policies, and funding guidelines, is shared among equity holders through an equally represented board of directors.

Financial results of BJD are reported in “Equity in income (loss) of unconsolidated affiliates.” The related investment in unconsolidated affiliates is included in “Other assets” on the consolidated balance sheets, while short-term and long-term funding is recorded in receivables from unconsolidated affiliates and included in “Other receivables.”

Our carrying value of receivables from and investments in BJD and maximum exposure to loss at November 2, 2025, follow:

2025
Receivables from unconsolidated affiliates – “Other receivables”	$394
Investments in unconsolidated affiliates – “Other assets”	405
Carrying value of assets related to VIE	799
Guarantees	157
Maximum exposure to loss	$956

Guarantees primarily include BJD debt related to government funding that existed prior to the deconsolidation of BJD. We did not record a contractual liability related to these guarantees on our consolidated balance sheets.

Argentina

We have equipment operations and financial services operations in Argentina. The U.S. dollar has historically been the functional currency for our Argentina operations, as our business is indexed to the U.S. dollar due to the highly inflationary conditions. Argentine peso-denominated monetary assets and liabilities are remeasured at each balance sheet date using the official currency exchange rate. The Argentine government has currency controls that restrict our ability to pay certain outstanding intercompany payables. As of November 2, 2025, and October 27, 2024, our net investment in Argentina was $833 and $826, respectively. Net sales and revenues from our Argentine operations represented approximately 2% of consolidated net sales and revenues for 2025 and 1% for 2024 and 2023. As of November 2, 2025, and October 27, 2024, the gross peso exposure was $110 and $69, respectively, while the net peso exposure (after considering the impact of short-term hedges) was $40 and $14, respectively. In 2025 and 2024, we invested in U.S. dollar denominated bonds issued by the central bank of Argentina. The bonds are recorded in “Marketable securities” and classified as “International debt securities.” These bonds can be held until maturity or sold in secondary markets outside of Argentina to settle intercompany debt.

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

Sales Incentives

We offer sales incentive programs to promote the sale of our products from the dealer to the retail customer. At the time of the sale to a dealer, we record an estimated cost for the sales incentive programs as a reduction to the sales price. The estimated cost is based on historical data, announced and expected incentive programs, field inventory levels, and forecasted sales volumes. The final cost of these programs is determined at the end of the measurement period for volume-based incentives or when the dealer sells the equipment to a retail customer. One type of sales incentive program offered to dealers is pool funds in which we award dealers funds based on new equipment sales. Dealers can use these funds to incentivize sales from the dealer to the end customer. Pool funds, as well as some other incentive programs, are recorded in “Trade accounts and notes receivable – net” when we have the contractual right and the intent to offset against the existing dealer receivables. Actual cost differences from the original cost estimate are recognized in “Net sales.”

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

Advertising Costs

Advertising costs are charged to “Selling, administrative and general expenses” as incurred. Advertising costs were $235 in 2025, $230 in 2024, and $244 in 2023.

Depreciation and Amortization

Property and equipment, capitalized software, and other intangible assets are stated at cost less accumulated depreciation or amortization. These assets are depreciated over their estimated useful lives using the straight-line method. Equipment on operating leases is depreciated over the terms of the leases using the straight-line method. Property and equipment expenditures for new and upgraded products, increased capacity, and the replacement or major renewal of significant items are capitalized. Expenditures for maintenance, repairs, and minor renewals are charged to expense as incurred.

Cash and Cash Equivalents

We consider investments with purchased maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash includes cash and cash equivalents that are restricted from withdrawal or use under the terms of securitization agreements (see Note 12) and cash held to meet governmental and legal requirements. Restricted cash is recorded in “Other assets.”

Marketable Securities

We have investments in debt and equity securities that are recorded in “Marketable securities,” which include investments in debt securities that are more than three months to maturity at the date of purchase. Debt securities are classified as held-to-maturity or available-for-sale at the time of purchase and at each balance sheet date. Most of our debt securities are classified as available-for-sale and are carried at fair value with unrealized gains or losses, net of tax, reported in other comprehensive income. Held-to-maturity securities are carried at amortized cost. Equity securities are carried at fair value with changes in fair value recorded in “Other income.” We generally determine realized gains or losses on sales of investments based on specific identification and include them in “Other income” on the statements of consolidated income (see Notes 10 and 25).

Receivables and Allowances

All financing and trade receivables are reported on the balance sheet at outstanding principal and accrued interest, adjusted for:

●	write-offs
●	allowance for credit losses
●	unamortized deferred fees or costs on originated financing receivables

The allowance is a reduction to the receivable balances, and the provision is recorded in “Selling, administrative and general expenses.” The allowance for credit losses is an estimate of the credit losses expected over the life of our receivable portfolio. Non-performing receivables are included in the estimate of expected credit losses. The allowance is measured on a collective basis for receivables with similar risk characteristics. Receivables that do not share risk characteristics are evaluated on an individual basis. Risk characteristics include:

●	finance product category
●	market

●	geography
●	credit risk
●	remaining balance

We utilize the following loss forecast models to estimate expected credit losses:

●	Linear regression models are used for large and complex retail customer receivable pools, which represent more than 90% of retail customer receivables. These statistical models utilize independent variables, or predictive features, to estimate lifetime default rates, which are subsequently adjusted for expected recoveries to arrive at lifetime credit loss estimates. Independent variables included in the models vary by product, but can include credit quality at time of application, remaining account balance, delinquency status, and various economic factors, such as commodity prices, employment levels, and housing data. The economic factors include forward-looking conditions over our reasonable and supportable forecast period. In the fourth quarter of 2024, we transitioned from the use of transition matrix models to linear regression models to estimate expected credit losses. This change in methodology did not have a material impact on our consolidated financial statements.
●	Weighted average remaining maturity (WARM) models are used for smaller and less complex retail customer receivable pools.
●	Historical loss rate models are used on wholesale receivables, with consideration of current economic conditions and dealer financial risk.

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

Goodwill and unamortized intangible assets are tested for impairment annually at the end of the third quarter of each fiscal year, and more often if events or circumstances may have caused the fair value to fall below the carrying value. Goodwill is allocated and reviewed for impairment by reporting unit. Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. To test for goodwill impairment, the carrying value of each reporting unit is compared with its fair value. If the carrying value of the goodwill is considered impaired, the impairment is measured as the reporting unit’s carrying value minus the fair value. We determined that there was no impairment to goodwill during the annual goodwill impairment review.

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

All derivatives are recorded at fair value on the consolidated balance sheets. Cash collateral received or paid is not offset against the derivative fair values on the balance sheets. The cash flows from the derivative contracts are recorded in operating activities in the statements of consolidated cash flows. Each derivative is designated as a cash flow hedge, fair value hedge, net investment hedge, or remains undesignated.

Changes in the fair value of derivatives are recorded as follows:

●	Cash flow hedges: Recorded in other comprehensive income (OCI) and reclassified to the income statement when the effects of the item being hedged are recognized in the income statement. These amounts offset the effects of interest rate changes on the related borrowings in interest expense.
●	Fair value hedges: Recorded in interest expense, and the gains or losses are offset by the fair value gains or losses on the hedged items (fixed-rate borrowings), which are also recorded in interest expense.
●	Net investment hedges: Changes attributable to spot rate changes are recorded in OCI within “Cumulative translation adjustment” to offset the effects of foreign currency changes on the related net investments in foreign subsidiaries. This amount is reclassified to the income statement when the net investment in the foreign subsidiary is sold or substantially liquidated. The interest accrual for periodic cash settlements of cross-currency swaps is recorded in interest expense.
●	Derivatives not designated as hedging instruments: Changes in the fair value of undesignated hedges are recognized as they occur in the income statement.

All designated hedges are formally documented as to the relationship with the hedged item as well as the risk-management strategy. Both at inception and on an ongoing basis, the hedging instrument is assessed for its effectiveness. Net investment hedge effectiveness is assessed using the spot method. If and when a derivative is determined not to be highly effective as a hedge, the underlying hedged transaction is no longer likely to occur, the hedge designation is removed, or the derivative is terminated, hedge accounting is discontinued (see Note 26).

Redeemable Noncontrolling Interest

We record redeemable noncontrolling interest at the greater of the redemption fair value or the carrying value of the noncontrolling interest adjusted for income or loss and changes in other comprehensive income components. We have a redeemable noncontrolling interest related to the acquisition of Kreisel Electric Inc. (Kreisel) in 2022. The transaction included a call option to purchase the remaining ownership interest in Kreisel in 2027. The minority interest holders also have a put option that would require us to purchase the holders’ ownership interest in 2027. The put and call options cannot be separated from the noncontrolling interest. Due to the redemption features, the minority interest is classified as redeemable noncontrolling interest in our consolidated balance sheets.

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

Foreign currency gains or losses and foreign exchange components of derivative contracts are included in net income, with trade flow activity recorded in “Cost of sales,” sales incentive activity recorded in “Net sales,” and all other activity recorded in “Other operating expenses.” The pretax net loss for foreign exchange in 2025, 2024, and 2023 was $60, $63, and $159, respectively. Foreign exchange components of net investment derivative contracts are included in OCI within “Cumulative translation adjustment.”

New Accounting Pronouncements Adopted

We closely monitor all Accounting Standard Updates (ASUs) issued by the Financial Accounting Standards Board (FASB) and other authoritative guidance. We adopted the following standards in 2025, none of which had a material effect on our consolidated financial statements:

No. 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
No. 2023-05 — Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement
No. 2022-03 — Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

Accounting Pronouncements to be Adopted

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides updated guidance on how to recognize, measure, and present government grants. The ASU will be effective for us beginning with our interim reporting for fiscal year 2030, with early adoption permitted. We are assessing the effect of this update on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which provides updated guidance for the capitalization of internal-use software. The ASU will be effective for us beginning with our interim reporting for fiscal year 2029, with early adoption permitted. We are assessing the effect of this update on our consolidated financial statements.

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

We will also adopt the following standards in future periods, none of which are expected to have a material effect on our consolidated financial statements. All other accounting standards issued but not yet adopted were not applicable to us.

No. 2025-11 — Interim Reporting (Topic 270): Narrow-Scope Improvements
No. 2025-09 — Derivatives and Hedging (Topic 815): Hedge Accounting Improvements

No. 2025-07 — Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract

No. 2025-05 — Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
No. 2024-04 — Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments
No. 2023-06 — Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative

3. ACQUISITIONS AND DISPOSITIONS

During the presented periods, we completed acquisitions to support our Smart Industrial Operating Model and Leap Ambitions, which focus on advancing our capabilities in technology.

Acquisitions

2025 Acquisitions

In 2025, we acquired several small-scale businesses to advance the capabilities of our existing technology offerings, providing customers with a more comprehensive set of tools to generate and use data to make decisions that aim at improving profitability, efficiency, and sustainability. In addition, we acquired the remaining ownership interest of an equity method investment (see Note 25 for fair value measurement information). The combined purchase price consideration for these acquisitions was $115, consisting of $101 cash, net of cash acquired, and $14 loan forgiven. The businesses were assigned to the PPA, SAT, and CF segments. Most of the purchase price for these acquisitions was allocated to goodwill and intangible assets.

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

Dispositions

2025 Disposition

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

We retained a 50% equity interest in BJD, which was valued at the deconsolidation date at $362 based on the completed transaction with Bradesco and its amount of contributed capital. We are accounting for our investment in BJD using the equity method of accounting and results of its operations are reported in “Equity in income (loss) of unconsolidated affiliates” (see Note 1). The related investments in unconsolidated affiliates and receivables from unconsolidated affiliates are reported in “Other assets” and “Other receivables,” respectively, on the consolidated balance sheets.

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

At the time of deconsolidation, the additional gain or loss was not significant. BJD was reclassified as held for sale in the third quarter of 2024 prior to its deconsolidation.

The decrease in cash and cash equivalents resulting from deconsolidation of BJD was recorded in other investing activities in the statements of consolidated cash flows. See Note 6 for information on non-cash transactions.

2023 Dispositions

In October 2023, we sold our roadbuilding business in Russia. At the time of the sale, total assets were $32, consisting primarily of restricted cash, total liabilities were $1, and the cumulative translation loss was $11. Total proceeds from the sale include $16 of cash and $8 of deferred consideration. A pretax and after-tax loss of $18 was recorded in “Other operating expenses” in the CF segment. As of November 2, 2025, our remaining investments in Russia were not material.

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

4. SPECIAL ITEMS

2025 Special Items

Litigation Accrual

In the fourth quarter of 2025, we have increased our total accrued losses on unresolved legal matters in connection with a consolidated multidistrict class action antitrust lawsuit by $95 pretax ($75 after-tax) which was included in “Selling, administrative and general expenses” (see Note 20). The expense was allocated $47 to PPA, $24 to SAT, and $24 to CF.

Impairment

In the third quarter of 2025, we recorded a non-cash impairment charge of $61 pretax ($49 after-tax), primarily related to the trade name and customer relationship assets of our external overseas battery operations. Of this amount, $53 was recorded in “Selling, administrative and general expenses” and $8 in “Cost of sales.” This is presented in “Impairments and other adjustments” in the statements of consolidated cash flows. The loss was allocated $28 to PPA, $17 to SAT, and $16 to CF. The impairment resulted from slowing external demand for batteries, which indicated that it is probable future cash flows would not cover the carrying value of the assets (see Note 25).

Banco John Deere S.A.

In February 2025, we completed the transaction with Bradesco (see Note 3) for the sale of 50% ownership in BJD. In the first quarter of 2025, a pretax and after-tax gain (reversal of previous losses) of $32 was recorded in “Selling, administrative and general expenses” and presented in “Impairments and other adjustments” in the statements of consolidated income and consolidated cash flows, respectively, related to a decrease in valuation allowance.

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

Impairment

In the fourth quarter of 2024, we recorded a non-cash impairment charge of $28 pretax and after-tax in “Equity in income (loss) of unconsolidated affiliates” for an other than temporary decline in value of an investment recorded in SAT. See Note 25 for fair value measurement information.

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

In 2024, we recorded $157 pretax expenses ($124 after-tax) related to the programs. The programs’ pretax expenses were as follows:

	PPA	SAT	CF	FS	Total
Employee-Separation Programs:
Cost of sales	$21	$11	$8		$40
Research and development expenses	22	9	2		33
Selling, administrative and general expenses	34	23	12	$10	79
Total operating profit decrease	$77	$43	$22	$10	152
Non-operating profit expenses*					5
Total					$157

*    Relates primarily to corporate expenses.

Banco John Deere S.A.

In the third quarter of 2024, we reclassified the BJD business as held for sale, including a reversal of $38 in allowance for credit losses. At October 27, 2024, a $97 valuation allowance was recorded on the assets held for sale, which was presented in “Impairments and other adjustments” in the statements of consolidated cash flows. The net impact of these entries was a pretax and after-tax loss of $59 recorded in “Selling, administrative and general expenses.” See Note 25 for fair value measurement information.

Redeemable Noncontrolling Interest

In the third quarter of 2024, we exercised our right to purchase the remaining 20% interest in SurePoint. The arrangement was accounted for as an equity transaction with no gain or loss recorded in the statements of consolidated income.

2023 Special Items

Sale of Russian Roadbuilding Business

In October 2023, we sold our Russian roadbuilding business, recognizing a loss of $18 (pretax and after-tax). The loss was recorded in “Other operating expenses” in the CF segment.

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

5. REVENUE RECOGNITION

Our net sales and revenues by primary geographic market, major product line, and timing of revenue recognition follow:

	PPA	SAT	CF	FS	Total
2025
Primary geographic markets:
United States	$7,753	$5,282	$6,489	$4,450	$23,974
Canada	1,735	496	743	761	3,735
Western Europe	2,070	2,340	1,955	185	6,550
Central Europe and CIS	832	359	373	11	1,575
Latin America	4,021	453	936	197	5,607
Asia, Africa, Oceania, and Middle East	1,338	1,534	1,154	217	4,243
Total	$17,749	$10,464	$11,650	$5,821	$45,684

Major product lines:
Production agriculture	$16,960				$16,960
Small agriculture		$7,215			7,215
Turf		2,731			2,731
Construction			$4,570		4,570
Compact construction			1,922		1,922
Roadbuilding			3,552		3,552
Forestry			1,124		1,124
Financial products	257	134	84	$5,821	6,296
Other	532	384	398		1,314
Total	$17,749	$10,464	$11,650	$5,821	$45,684

Revenue recognized:
At a point in time	$17,311	$10,249	$11,494	$139	$39,193
Over time	438	215	156	5,682	6,491
Total	$17,749	$10,464	$11,650	$5,821	$45,684

	PPA	SAT	CF	FS	Total
2024
Primary geographic markets:
United States	$11,741	$6,249	$8,086	$4,166	$30,242
Canada	1,818	605	760	717	3,900
Western Europe	2,068	2,203	1,729	189	6,189
Central Europe and CIS	787	284	381	36	1,488
Latin America	3,482	433	1,170	453	5,538
Asia, Africa, Oceania, and Middle East	1,530	1,480	1,128	221	4,359
Total	$21,426	$11,254	$13,254	$5,782	$51,716

Major product lines:
Production agriculture	$20,574				$20,574
Small agriculture		$7,693			7,693
Turf		3,023			3,023
Construction			$5,523		5,523
Compact construction			2,459		2,459
Roadbuilding			3,641		3,641
Forestry			1,108		1,108
Financial products	240	131	67	$5,782	6,220
Other	612	407	456		1,475
Total	$21,426	$11,254	$13,254	$5,782	$51,716

Revenue recognized:
At a point in time	$21,059	$11,084	$13,137	$133	$45,413
Over time	367	170	117	5,649	6,303
Total	$21,426	$11,254	$13,254	$5,782	$51,716

	PPA	SAT	CF	FS	Total
2023
Primary geographic markets:
United States	$13,917	$7,796	$9,109	$3,283	$34,105
Canada	1,738	687	1,221	641	4,287
Western Europe	2,640	2,824	1,725	132	7,321
Central Europe and CIS	1,218	530	353	36	2,137
Latin America	5,608	707	1,429	453	8,197
Asia, Africa, Oceania, and Middle East	2,166	1,679	1,183	176	5,204
Total	$27,287	$14,223	$15,020	$4,721	$61,251

Major product lines:
Production agriculture	$26,450				$26,450
Small agriculture		$10,122			10,122
Turf		3,505			3,505
Construction			$6,842		6,842
Compact construction			2,451		2,451
Roadbuilding			3,794		3,794
Forestry			1,429		1,429
Financial products	219	96	58	$4,721	5,094
Other	618	500	446		1,564
Total	$27,287	$14,223	$15,020	$4,721	$61,251

Revenue recognized:
At a point in time	$26,969	$14,092	$14,915	$111	$56,087
Over time	318	131	105	4,610	5,164
Total	$27,287	$14,223	$15,020	$4,721	$61,251

The “Financial products” category above includes finance and interest income from retail notes related to sales of John Deere equipment to retail customers, wholesale financing to dealers of John Deere equipment, and revolving charge accounts; lease income from retail leases of John Deere equipment; and revenue from extended warranties.

The ”Other” category includes sales of components to other equipment manufacturers that are included in “Net sales;” revenue earned over time from precision guidance, telematics, and other information enabled solutions; revenue from service performed at company owned dealerships and service centers; gains on disposition of property and businesses; trademark licensing revenue; and other miscellaneous revenue items that are included in “Other income.”

Revenues are assigned to the geographic market based on customer location.

We invoice in advance of recognizing the revenue of certain products and services. These relate to extended warranty premiums, advance payments for future equipment sales, and subscription and service revenue related to precision guidance, telematic services, and other information enabled solutions. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses.” The deferred revenue received but not recognized in revenue was $2,039 and $1,923 at November 2, 2025, and October 27, 2024, respectively. The contract liability is reduced as the revenue is recognized. Revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of the fiscal year was $654 in 2025, $553 in 2024, and $547 in 2023.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year and the estimated revenue to be recognized by fiscal year at November 2, 2025, follows:

Year	Net Sales and Revenues
2026	$502
2027	463
2028	353
2029	227
2030	167
Later years	98
Total	$1,810

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

During 2025, we issued $2.6 billion and retired $4.4 billion of retail note securitization borrowings, which are presented in “Net proceeds (payments) in short-term borrowings (original maturities three months or less).”

Our noncash transactions as a result of the BJD deconsolidation in February 2025 (see Note 3) include the derecognition of total assets (excluding cash and cash equivalents) of $2,897 and total liabilities of $1,861, and the recognition of the investments in unconsolidated affiliates of $362 and receivables from unconsolidated affiliates (BJD intercompany payables) of $781. The decrease in cash and cash equivalents resulting from the deconsolidation of BJD was recorded in other investing activities in the statements of consolidated cash flows. We also had noncash consideration of a loan forgiven related to a 2025 acquisition of the remaining ownership interest of an equity method investment (see Note 3).

Supplemental cash flow information follows:

	2025	2024	2023
Cash paid for interest	$3,080	$3,298	$2,227
Cash paid for income taxes	1,647	2,518	3,578
Inventory transferred to equipment on operating leases	137	223	195
Accounts payable related to purchases of property and equipment	167	208	211

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

We have several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans. These plans cover U.S. employees and certain foreign employees. The measurement date of our plans is October 31. The U.S. salaried qualified pension plan and U.S. salaried and hourly OPEB health care plans are closed to new participants.

The components of net periodic pension and OPEB (benefit) cost excluding the service cost component are included in the line item “Other operating expenses.”

The components of net periodic pension benefit and the related assumptions consisted of the following:

	2025	2024	2023
Pensions:
Service cost	$252	$230	$246
Interest cost	517	545	533
Expected return on plan assets	(1,005)	(967)	(878)
Amortization of actuarial (gain) loss	5	3	(13)
Amortization of prior service cost	39	40	38
Settlements/curtailments	25	38	37
Net benefit	$(167)	$(111)	$(37)
Weighted-average assumptions:
Discount rates – service cost	4.9%	5.8%	5.2%
Discount rates – interest cost	4.9%	5.7%	5.1%
Rate of compensation increase	4.3%	3.8%	3.8%
Expected long-term rates of return	7.2%	7.0%	6.3%
Interest crediting rate – U.S. cash balance plans	4.2%	4.8%	4.3%

During 2025 and 2024, curtailment expense of $18 and $35, respectively, was recognized related to U.S. hourly employee layoffs. During 2023, a settlement expense of $36 was recognized for the acceleration of actuarial losses related to the transfer of the Canadian pension plan’s defined benefit obligations and related plan assets to an insurance company.

The 2026 net periodic pension benefit is expected to increase by $60 due to changes in discount rates, decreases in amortization of actuarial losses, and the U.S. hourly pension curtailment recognized in 2025, described above.

The components of net periodic OPEB cost and the assumptions related to the cost consisted of the following:

	2025	2024	2023
OPEB:
Service cost	$17	$17	$27
Interest cost	158	174	176
Expected return on plan assets	(113)	(108)	(117)
Amortization of actuarial gain	(44)	(54)	(59)
Amortization of prior service credit	(4)	(4)	(3)
Net cost	$14	$25	$24
Weighted-average assumptions:
Discount rates – service cost	5.7%	6.7%	6.1%
Discount rates – interest cost	5.0%	5.9%	5.4%
Expected long-term rates of return	5.3%	5.6%	5.7%

The OPEB net periodic cost is expected to decrease by $50 due to an increase in the expected return related to the 2025 U.S. voluntary contribution.

The benefit plan obligations, funded status, and the assumptions related to the obligations at November 2, 2025, and October 27, 2024, follow:

	Pensions		OPEB
	2025	2024	2025	2024
Change in benefit obligations:
Beginning of year balance	$(11,077)	$(9,928)	$(3,362)	$(3,029)
Service cost	(252)	(230)	(17)	(17)
Interest cost	(517)	(545)	(158)	(174)
Actuarial gain (loss)	197	(1,097)	(25)	(385)
Benefits paid	752	746	280	263
Health care subsidies			(24)	(22)
Foreign exchange and other	(99)	(23)	(2)	2
End of year balance	(10,996)	(11,077)	(3,308)	(3,362)

Change in plan assets (fair value):
Beginning of year balance	13,080	12,004	2,171	2,028
Plan assets actual gain (loss)	849	1,703	203	259
Employer contribution	107	96	671	145
Benefits paid	(752)	(746)	(280)	(263)
Foreign exchange and other	74	23	2	2
End of year balance	13,358	13,080	2,767	2,171
Funded status	$2,362	$2,003	$(541)	$(1,191)

Weighted-average assumptions:
Discount rates	5.2%	5.1%	5.1%	5.2%
Rate of compensation increase	3.9%	4.3%
Interest crediting rate – U.S. cash balance plans	4.2%	4.1%

The actuarial gain for pension for 2025 was due to increases in discount rates. The actuarial losses for pension and OPEB for 2024 were due to decreases in discount rates. The actuarial loss for OPEB for 2024 was also impacted by changes to health care assumptions.

The discount rate assumptions used to determine the pension and OPEB obligations for all periods presented were based on hypothetical AA yield curves represented by a series of annualized individual discount rates. These discount rates represent the rates at which our benefit obligations could effectively be settled at the October 31 measurement dates.

The mortality assumptions for the 2025 and 2024 U.S. benefit plan obligations used the tables based on the plan’s mortality experience and the most recent scales issued by the Society of Actuaries. The 2025 and 2024 mortality assumptions included an adjustment to the scale related to COVID for some plans.

The weighted-average annual rates of increase in the per capita cost of covered health care benefits (the health care cost trend rates) for medical and prescription drug claims for pre- and post-65 age groups used to determine the November 2, 2025, and

October 27, 2024, accumulated postretirement benefit obligations were as follows:

	2025	2024
Initial year	18.1% (2025 to 2026)	16.9% (2024 to 2025)
Second year	9.9% (2026 to 2027)	11.5% (2025 to 2026)
Ultimate	4.7% (2034 to 2035)	4.7% (2033 to 2034)

An increase in Medicare Advantage premiums impacted the weighted-average annual rates of increase for the initial year in 2025 and 2024.

Information related to pension plans benefit obligations at November 2, 2025, and October 27, 2024, follows:

	2025	2024
Total accumulated benefit obligations for all plans	$10,424	$10,441
Plans with accumulated benefit obligation exceeding fair value of plan assets:
Accumulated benefit obligations	1,405	1,405
Fair value of plan assets	983	920
Plans with projected benefit obligation exceeding fair value of plan assets:
Projected benefit obligations	1,542	1,541
Fair value of plan assets	1,021	951

The pension and OPEB amounts recognized in the balance sheet at November 2, 2025, and October 27, 2024, consisted of the following:

	Pensions		OPEB
	2025	2024	2025	2024
Noncurrent asset	$2,883	$2,593	$390	$328
Less: Current liability	56	66	41	39
Less: Noncurrent liability	465	524	890	1,480
Total	$2,362	$2,003	$(541)	$(1,191)

The retirement benefits and other liabilities recognized in the balance sheet at November 2, 2025, and October 27, 2024, consisted of the following:

	2025	2024
Deferred compensation – current	$23	$28
Deferred compensation and other – noncurrent	235	217
Pensions and OPEB – current	97	105
Pensions and OPEB – noncurrent	1,355	2,004
Total	$1,710	$2,354

The amounts recognized in accumulated other comprehensive income ‒ pretax at November 2, 2025, and October 27, 2024, consisted of the following:

	Pensions		OPEB
	2025	2024	2025	2024
Net actuarial (gain) loss	$1,953	$2,011	$(653)	$(632)
Prior service cost	272	329	8	2
Total	$2,225	$2,340	$(645)	$(630)

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

Contributions

We make any required contributions to the plan assets under applicable regulations and voluntary contributions after evaluating our liquidity position and ability to make tax-deductible contributions. Total contributions to the plans were $778 in 2025 and $241 in 2024, which included both required and voluntary contributions and direct benefit payments. The 2025 contributions include a $520 voluntary contribution to a U.S. OPEB plan. This contribution increased plan assets.

We expect to contribute approximately $100 to our pension plans and approximately $150 to our OPEB plans in 2026. The contributions include voluntary contributions and direct benefit payments from company funds. We have no required contributions to U.S. pension plan assets in 2026 under applicable funding regulations.

Expected Future Benefit Payments

The expected future benefit payments at November 2, 2025, were as follows:

	Pensions	OPEB*
2026	$750	$256
2027	727	262
2028	725	267
2029	724	269
2030	718	275
2031 to 2035	3,585	1,321

*    Net of prescription drug group benefit subsidy under Medicare Part D.

Plan Asset Information

The fair values of the pension plan assets at November 2, 2025, follow:

	Total	Level 1	Level 2
Cash and short-term investments	$275	$272	$3
Equity:
U.S. equity securities	479	468	11
International equity securities and funds	249	241	8
Fixed Income:
Government and agency securities	1,279	860	419
Corporate debt securities	5,543		5,543
Mortgage-backed securities	254		254
Other investments	55	31	24
Derivative contracts – assets	95	57	38
Derivative interest rate contracts – liabilities	(75)	(3)	(72)
Receivables and payables	(264)	(264)
Securities lending collateral	507		507
Securities lending liability	(507)		(507)
Securities sold short	(107)	(105)	(2)
Total of Level 1 and Level 2 assets	7,783	$1,557	$6,226
Investments at net asset value:
Short-term investments	503
U.S. equity funds	211
International equity funds	259
Fixed income funds	1,593
Real estate funds	316
Hedge funds	481
Private equity	1,037
Venture capital	1,121
Other investments	54
Total net assets	$13,358

The fair values of the OPEB health care assets at November 2, 2025, follow:

	Total	Level 1	Level 2
Cash and short-term investments	$104	$104
Equity securities	73	67	$6
Fixed Income:
Government and agency securities	673	621	52
Corporate debt securities	658		658
Mortgage-backed securities	110		110
Other	(28)	(30)	2
Securities lending collateral	105		105
Securities lending liability	(105)		(105)
Total of Level 1 and Level 2 assets	1,590	$762	$828
Investments at net asset value:
U.S. equity funds	115
International equity funds	75
Fixed income funds	436
Real estate funds	106
Hedge funds	104
Private equity	153
Venture capital	165
Other investments	23
Total net assets	$2,767

The fair values of the pension plan assets at October 27, 2024, follow:

	Total	Level 1	Level 2
Cash and short-term investments	$411	$399	$12
Equity:
U.S. equity securities	451	440	11
International equity securities and funds	238	232	6
Fixed Income:
Government and agency securities	1,250	932	318
Corporate debt securities	4,956		4,956
Mortgage-backed securities	177		177
Other investments	57	36	21
Derivative contracts – assets	130	7	123
Derivative interest rate contracts – liabilities	(161)	(119)	(42)
Receivables, prepaids, and payables	(171)	(171)
Securities lending collateral	662		662
Securities lending liability	(662)		(662)
Securities sold short	(94)	(92)	(2)
Total of Level 1 and Level 2 assets	7,244	$1,664	$5,580
Investments at net asset value:
Short-term investments	492
U.S. equity funds	174
International equity funds	194
Fixed income funds	1,649
Real estate funds	385
Hedge funds	457
Private equity	1,219
Venture capital	1,219
Other investments	47
Total net assets	$13,080

The fair values of the OPEB health care assets at October 27, 2024, follow:

	Total	Level 1	Level 2
Cash and short-term investments	$77	$77
Fixed Income:
Government and agency securities	606	561	$45
Corporate debt securities	551		551
Mortgage-backed securities	92		92
Other	11	7	4
Securities lending collateral	167		167
Securities lending liability	(167)		(167)
Total of Level 1 and Level 2 assets	1,337	$645	$692
Investments at net asset value:
U.S. equity funds	163
International equity funds	84
Fixed income funds	348
Real estate funds	77
Hedge funds	71
Private equity	41
Venture capital	41
Other investments	9
Total net assets	$2,171

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

Equity Securities and Funds – The Level 1 investments are determined using quoted prices in the active market in which the equity investment trades. Equity funds are valued using the fund’s NAV, which is based on the fair value of the underlying securities.

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

The investment objective for the pension and health care plan assets is to fulfill the projected obligations to the beneficiaries over a long period of time, while meeting our fiduciary responsibilities. The asset allocation policy is the most important decision in managing the assets, and it is reviewed regularly. The asset allocation policy considers our long-term asset class risk/return expectations for each plan since the obligations are long-term in nature. The target asset allocations as of November 2, 2025, are as follows:

	Pension	Health Care
	Assets	Assets
Equity	8%	10%
Debt	66%	70%
Real estate	3%	3%
Other investments	23%	17%

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

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligations. The expected return is based on the outlook for inflation and for returns in multiple asset classes, while also considering historical returns, asset allocation, and investment strategy. Our approach has emphasized the long-term nature of the return estimate such that the return assumption is not changed significantly unless there are fundamental changes in capital markets that affect our expectations for returns over an extended period of time (i.e., 10 to 20 years). The average annual return of our U.S. pension fund was approximately 7.4% during the past 10 years and approximately 7.7% during the past 20 years.

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

Defined Contribution Plans

We maintain separate defined contribution plans, primarily in the U.S. Under the plans, we contribute a percentage of each eligible employee’s compensation. Our contributions and costs under these plans were $333 in 2025, $326 in 2024, and $288 in 2023.

8. INCOME TAXES

We are subject to income taxes in a number of jurisdictions. We determine our income tax provision using the asset and liability method. The provision for income taxes by taxing jurisdiction and by significant component consisted of the following:

	2025	2024	2023
Current:
U.S.:
Federal	$400	$1,253	$1,803
State	103	257	386
Foreign	1,044	878	1,472
Total current	1,547	2,388	3,661
Deferred:
U.S.:
Federal	(107)	(326)	(485)
State	(10)	(29)	(65)
Foreign	(171)	61	(240)
Total deferred	(288)	(294)	(790)
Provision for income taxes	$1,259	$2,094	$2,871

Based upon the location of our operations, the consolidated income before income taxes in the U.S. in 2025, 2024, and 2023 was $2.7 billion, $5.9 billion, and $7.8 billion, respectively, and in foreign countries was $3.6 billion, $3.3 billion, and $5.2 billion, respectively. Certain foreign operations are branches or partnerships of Deere & Company and are subject to U.S. as well as foreign income tax regulations. The pretax income by location and the preceding analysis of the income tax provision by taxing jurisdiction are not directly related.

A comparison of the statutory and effective income tax provision and reasons for related differences follow:

	2025	2024	2023
U.S. federal income tax provision at the U.S. statutory rate (21%)	$1,314	$1,933	$2,734
State and local taxes, net of federal effect	76	179	266
Other impacts of Tax Cuts and Jobs Act of 2017	41	(60)	(58)
Rate differential on foreign subsidiaries	238	89	142
Research and business tax credits	(131)	(99)	(107)
Excess tax benefits on equity compensation	(37)	(35)	(49)
Valuation allowances	12	(46)	9
Unrecognized tax benefits	(34)	70	4
Differences in taxability of foreign earnings	(93)	(43)	(85)
Other – net	(127)	106	15
Provision for income taxes	$1,259	$2,094	$2,871

At November 2, 2025, undistributed profits of subsidiaries outside the U.S. of approximately $8.2 billion are considered indefinitely reinvested. Determination of the amount of a foreign withholding tax liability on these unremitted earnings is not practicable.

Deferred income taxes arise because there are certain items that are treated differently for financial accounting than for income tax reporting purposes. An analysis of the deferred income tax assets and liabilities at November 2, 2025, and October 27, 2024, follows:

	2025		2024
	Deferred	Deferred	Deferred	Deferred
	Tax	Tax	Tax	Tax
	Assets	Liabilities	Assets	Liabilities
Accrual for employee benefits	$300		$362
Accrual for sales allowances	773		847
Allowance for credit losses	108		93
Amortization of R&D expenditures	1,287		925
Deferred compensation	56		52
Goodwill and other intangible assets		$132		$107
Lessee lease transactions	82	75	73	69
Lessor lease transactions		545		449
OPEB – net	190		256
Pension – net		493		394
Share-based compensation	52		50
Tax loss and tax credit carryforwards	1,700		1,564
Tax over book depreciation		171		195
Unearned revenue	151		174
Other items	496	291	337	313
Less: valuation allowances	(1,638)		(1,598)
Total	$3,557	$1,707	$3,135	$1,527

Deere & Company files a consolidated federal income tax return in the U.S., which includes the wholly-owned financial services subsidiaries. These subsidiaries account for income taxes as if they filed separate income tax returns, with a modification for realizability of certain tax benefits.

At November 2, 2025, tax loss and tax credit carryforwards of $1,700 were available with $1,164 expiring from 2026 through 2045 and $536 with an indefinite carryforward period.

A reconciliation of unrecognized tax benefits at November 2, 2025, October 27, 2024, and October 29, 2023, follows:

	2025	2024	2023
Beginning of year balance	$928	$907	$891
Increases to tax positions taken during the current year	57	59	68
Increases to tax positions taken during prior years	62	68	164
Decreases to tax positions taken during the current year	(5)	(2)	(3)
Decreases to tax positions taken during prior years	(202)	(99)	(209)
Decreases due to lapse of statute of limitations	(3)	(7)	(10)
Other	(17)	(1)	(4)
Foreign exchange	3	3	10
End of year balance	$823	$928	$907

The amount of unrecognized tax benefits at November 2, 2025, and October 27, 2024, that would impact the effective tax rate if the tax benefits were recognized was $322 and $410, respectively. The remaining liability was related to tax positions for which there are offsetting tax receivables, or the uncertainty was only related to timing. We expect that any reasonably possible change in the amounts of unrecognized tax benefits in the next twelve months would not be significant.

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

It is our policy to recognize interest related to income taxes in “Interest expense” and “Finance and interest income” and recognize penalties related to income taxes in “Selling, administrative and general expenses.” Income tax related interest and penalties were not significant in 2025, 2024, or 2023. At November 2, 2025, and October 27, 2024, liabilities for income tax related interest and penalties were not significant.

9. OTHER INCOME AND OTHER OPERATING EXPENSES

The major components of other income and other operating expenses consisted of the following:

	2025	2024	2023
Other income:
Revenues from services	$238	$367	$312
Extended warranty premiums earned	433	310	312
Trademark licensing income	92	88	95
Operating lease disposition gains	9	19	33
Investment income	56	127	29
Other	191	287	222
Total	$1,019	$1,198	$1,003

Other operating expenses:
Depreciation of equipment on operating leases	$925	$874	$853
Extended warranty claims	320	340	309
Cost of services	211	248	227
Pension and OPEB benefit, excluding the service cost component	(422)	(333)	(286)
Foreign exchange loss	8	71	122
Other	82	57	67
Total	$1,124	$1,257	$1,292

10. MARKETABLE SECURITIES

We have investments in debt securities classified as held-to-maturity or available-for-sale and equity securities, recorded in “Marketable securities” on the consolidated balance sheets. The purchases, maturities, and sale proceeds for all debt and equity marketable securities during 2025, 2024, and 2023 follow:

	2025	2024	2023
Purchases	$703	$1,055	$491
Maturities and sale proceeds	486	832	186

Debt Securities

The amortized cost and fair value of available-for-sale debt securities at the end of 2025 and 2024 follow:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2025
Corporate debt securities	$521	$6	$17	$510
International debt securities	176	1	3	174
Mortgage-backed securities*	257	1	24	234
Municipal debt securities	115	1	3	113
U.S. government debt securities	330	3	20	313
Total	$1,399	$12	$67	$1,344

2024
Corporate debt securities	$445	$1	$23	$423
International debt securities	169		26	143
Mortgage-backed securities*	193		28	165
Municipal debt securities	78	1	5	74
U.S. government debt securities	377		28	349
Total	$1,262	$2	$110	$1,154

*    Primarily issued by U.S. government-sponsored enterprises.

The contractual maturities of available-for-sale debt securities at November 2, 2025, follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$71	$72
Due after one through five years	381	376
Due after five through 10 years	472	465
Due after 10 years	218	197
Mortgage-backed securities	257	234
Debt securities	$1,399	$1,344

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Mortgage-backed securities contain prepayment provisions and are not categorized by contractual maturity.

Proceeds of available-for-sale debt securities sold or matured during 2025, 2024, and 2023 were $486, $619, and $37, respectively. Realized gains, realized losses, and unrealized losses that have been continuous for over twelve months on debt securities were not material in 2025, 2024, and 2023.

Unrealized losses were not recognized in income due to the ability and intent to hold to maturity and recover the unrealized losses. We evaluate investments quarterly for impairment and determine credit losses on available-for-sale debt securities using the specific identification method. There were no allowances for credit losses nor impairment write-downs in the periods presented. The unrealized losses on securities are due to changes in interest rates and market liquidity.

At November 2, 2025, we also had $60 marketable securities classified as held-to-maturity international corporate debt securities that mature in less than one year. We record held-to-

maturity marketable securities at amortized cost, which approximates fair value.

Equity Securities

At November 2, 2025, we also had a $7 investment in an international fixed income fund equity security.

Unrealized gain on equity securities during 2025 and 2024 follows:

	2025	2024
Net gain recognized on equity securities			$88
Less: Net gain on equity securities sold			88
Unrealized gain on equity securities		$

11. RECEIVABLES

Trade Accounts and Notes Receivable

Trade accounts and notes receivable arise from sales of goods and services to dealers. See Note 2 for our revenue recognition policy. We evaluate and assess customers’ creditworthiness on an ongoing basis. Receivables are secured with collateral or other credit enhancements. Trade accounts and notes receivable at the end of 2025 and 2024 follow:

	2025	2024
Trade accounts and notes receivable:
Production & Precision Agriculture	$1,673	$1,532
Small Agriculture & Turf	1,967	1,657
Construction & Forestry	1,677	2,137
Trade accounts and notes receivable – net	$5,317	$5,326

These receivables have significant concentrations of credit risk in the agriculture and turf and construction and forestry markets. Historically, credit losses have been low. There is not a disproportionate concentration of credit risk with any single customer. On a geographic basis, 48% of our trade accounts and notes receivable are located in the U.S. and Canada at November 2, 2025.

At November 2, 2025, and October 27, 2024, trade accounts and notes receivable balances outstanding greater than 12 months were $172 and $298, respectively.

The allowance for credit losses on trade accounts and notes receivable at November 2, 2025, October 27, 2024, and October 29, 2023, as well as the related activity, follow:

	2025	2024	2023
Beginning of year balance	$66	$35	$36
Provision	10	34	7
Write-offs	(8)	(5)	(8)
Translation adjustments	1	2
End of year balance*	$69	$66	$35

*    Individual allowances were not significant.

The equipment operations sell a significant portion of their trade receivables to financial services. Compensation is provided to financial services at market interest rates.

Financing Receivables ‒ Overall

Financing receivables originate under the following circumstances:

●	Retail customers purchase (or lease) equipment from a dealer and finance the equipment through John Deere Financial.
●	We sell the equipment to a dealer under trade terms. Trade terms end and the dealer finances the equipment on a wholesale receivable. Shown as wholesale notes in “Financing Receivables – Related to the Sale of Equipment.”
●	A dealer finances the purchase of used equipment through John Deere Financial.
●	We sell (or lease) the equipment directly to a retail customer with terms typically greater than 12 months. Shown as retail notes or sales-type leases in the “Financing Receivables –Related to the Sale of Equipment.”
●	The retail customer utilizes a revolving credit product to finance parts, service, or input costs.

Financing receivables at the end of 2025 and 2024 follow:

	2025		2024
	Unrestricted/Securitized		Unrestricted/Securitized
Retail notes:
Agriculture and turf	$25,356	$5,805	$25,102	$7,203
Construction and forestry	5,454	1,216	4,550	1,754
Total	30,810	7,021	29,652	8,957
Wholesale notes	8,274		8,951
Revolving charge accounts	4,872		4,730
Financing leases (direct and sales-type)	2,923		3,032
Total financing receivables	46,879	7,021	46,365	8,957
Less:
Unearned finance income:
Retail notes	1,667	149	1,467	187
Wholesale notes	19		24
Revolving charge accounts	71		76
Financing leases	330		307
Total	2,087	149	1,874	187
Allowance for credit losses	217	41	182	47
Financing receivables – net	$44,575	$6,831	$44,309	$8,723

Credit risk continues to be evaluated by market, rather than by operating segment. Financing receivables have significant concentrations of credit risk in the agriculture and turf and construction and forestry markets. On a geographic basis, 89% of our financing receivables were located in the U.S. and Canada at November 2, 2025. There is no disproportionate concentration of credit risk with any single customer or dealer. We retain as collateral security in the equipment associated with most financing receivables. Theft and physical damage insurance are required for this equipment.

Financing Receivables ‒ Related to the Sale of Equipment

Financing receivables related to the sale of equipment are presented in the operating section of the cash flow statement. The balances at the end of 2025 and 2024 were as follows:

	2025	2024
Retail notes*:
Agriculture and turf	$174	$376
Construction and forestry	238	271
Total	412	647
Wholesale notes	8,274	8,951
Direct financing and sales-type leases*	228	295
Total financing receivables	8,914	9,893
Less:
Unearned finance income:
Retail notes	27	37
Wholesale notes	19	24
Direct financing and sales-type leases	60	47
Total	106	108
Financing receivables related to our sales of equipment	$8,808	$9,785

*    These balances arise from sales and direct financing leases of equipment by company-owned dealers or through direct sales.

Financing Receivables ‒ Contractual Installment Payments

Financing receivable installments, including unearned finance income, at November 2, 2025, and October 27, 2024, were scheduled as follows:

	2025		2024
	Unrestricted/Securitized		Unrestricted/Securitized
Due in months:
0 – 12	$21,667	$3,107	$23,872	$3,555
13 – 24	9,667	2,043	8,187	2,507
25 – 36	7,313	1,262	6,356	1,702
37 – 48	4,950	529	4,509	918
49 – 60	2,591	75	2,660	266
Thereafter	691	5	781	9
Total	$46,879	$7,021	$46,365	$8,957

Financing Receivables ‒ Credit Quality Analysis

We monitor the credit quality of financing receivables based on delinquency status, defined as follows:

●	Past due balances represent any payments 30 days or more past the due date.
●	Non-performing financing receivables represent receivables for which we have stopped accruing finance income. This generally occurs when receivables are 90 days delinquent.
●	Write-offs generally occur when receivables are 120 days delinquent. In these situations, the estimated uncollectible amount is written off to the allowance for credit losses.

Finance income for non-performing receivables is recognized on a cash basis. Accrual of finance income is resumed when the receivable becomes contractually current and collections are reasonably assured.

The credit quality and aging analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows:

	November 2, 2025
	2025	2024	2023	2022
Retail customer receivables:
Agriculture and turf:
Current	$12,380	$8,389	$5,228	$3,003
30-59 days past due	36	73	59	38
60-89 days past due	14	37	28	13
90+ days past due	1	2		1
Non-performing	41	109	98	57
Construction and forestry:
Current	3,175	2,038	1,034	463
30-59 days past due	42	47	31	12
60-89 days past due	21	17	12	8
90+ days past due	1	6	3	2
Non-performing	31	94	78	38
Total	$15,742	$10,812	$6,571	$3,635

Write-offs for the period ended November 2, 2025:
Agriculture and turf	$6	$32	$34	$21
Construction and forestry	9	38	29	12
Total	$15	$70	$63	$33

	November 2, 2025
	2021	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf:
Current	$1,310	$281	$4,608	$35,199
30-59 days past due	15	7	37	265
60-89 days past due	8	2	10	112
90+ days past due	2			6
Non-performing	30	17	14	366
Construction and forestry:
Current	130	12	124	6,976
30-59 days past due	4	1	5	142
60-89 days past due	1	1	2	62
90+ days past due		1		13
Non-performing	19	7	1	268
Total	$1,519	$329	$4,801	$43,409

Write-offs for the period ended November 2, 2025:
Agriculture and turf	$9	$7	$102	$211
Construction and forestry	3	3	7	101
Total	$12	$10	$109	$312

	October 27, 2024
	2024	2023	2022	2021
Retail customer receivables:
Agriculture and turf:
Current	$14,394	$8,305	$5,191	$2,833
30-59 days past due	44	101	55	27
60-89 days past due	22	50	21	10
90+ days past due	1	1	1	2
Non-performing	23	91	76	50
Construction and forestry:
Current	3,100	1,841	1,064	458
30-59 days past due	54	47	25	10
60-89 days past due	25	28	10	7
90+ days past due	1	4	3	1
Non-performing	40	94	67	32
Total	$17,704	$10,562	$6,513	$3,430

Write-offs for the period ended October 27, 2024:
Agriculture and turf	$5	$33	$25	$11
Construction and forestry	9	38	30	11
Total	$14	$71	$55	$22

	October 27, 2024
	2020	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf:
Current	$992	$253	$4,465	$36,433
30-59 days past due	11	4	40	282
60-89 days past due	8	2	13	126
90+ days past due				5
Non-performing	20	13	15	288
Construction and forestry:
Current	102	45	114	6,724
30-59 days past due	3	2	4	145
60-89 days past due	2		2	74
90+ days past due				9
Non-performing	9	5	1	248
Total	$1,147	$324	$4,654	$44,334

Write-offs for the period ended October 27, 2024:
Agriculture and turf	$11	$5	$87	$177
Construction and forestry	5	3	8	104
Total	$16	$8	$95	$281

The credit quality and aging analysis of wholesale receivables was as follows:

	2025	2024
Wholesale receivables:
Agriculture and turf:
Current	$6,731	$7,568
30+ days past due
Non-performing		1
Construction and forestry:
Current	1,524	1,358
30+ days past due
Non-performing
Total	$8,255	$8,927

Financing Receivables ‒ Allowance for Credit Losses

An analysis of the allowance for credit losses and investment in financing receivables follows:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
2025
Allowance:
Beginning of year balance	$219	$8	$2	$229
Provision	217	67		284
Write-offs	(202)	(110)		(312)
Recoveries	15	42		57
End of year balance*	$249	$7	$2	$258

Financing receivables:
End of year balance	$38,608	$4,801	$8,255	$51,664

2024
Allowance:
Beginning of year balance	$172	$21	$4	$197
Provision	262	52		314
Provision reversal for assets held for sale	(38)			(38)
Provision subtotal	224	52		276
Write-offs	(186)	(95)		(281)
Recoveries	13	30		43
Translation adjustments	(4)		(2)	(6)
End of year balance*	$219	$8	$2	$229

Financing receivables:
End of year balance	$39,680	$4,654	$8,927	$53,261

2023
Allowance:
Beginning of year balance	$299	$22	$4	$325
Provision	97	22		119
Provision reversal for assets held for sale	(142)			(142)
Provision (credit) subtotal	(45)	22		(23)
Write-offs	(84)	(45)		(129)
Recoveries	21	22		43
Translation adjustments	(19)			(19)
End of year balance*	$172	$21	$4	$197

Financing receivables:
End of year balance	$39,585	$4,698	$6,922	$51,205

*    Individual allowances were not significant.

We monitor the economy as part of the allowance setting process, including potential impacts of the agricultural market business cycle, global trade policies, and interest rates. Adjustments to the allowance are incorporated, as necessary.

The allowance for credit losses on retail notes and financing lease receivables increased in 2025, primarily due to higher expected losses on agriculture and turf customer accounts as a result of elevated delinquencies and a decline in market conditions.

During 2024, the financial services business in Brazil met the held for sale criteria, therefore the receivables were reclassified to “Assets held for sale” and the associated allowance for credit losses was reversed. These operations were deconsolidated in the second quarter of 2025 (see Note 3). Excluding the impact of BJD, the allowance for credit losses on retail notes and financing lease receivables increased in 2024, primarily due to higher expected losses on agriculture customer accounts as a result of elevated delinquencies and a decline in market conditions, partially offset by a decrease in the allowance on revolving charge accounts due to write-offs of seasonal financing program accounts and future recoveries expected.

During 2023, the financial services business in Russia met the held for sale criteria. The financing receivables in Russia were reclassified to “Other assets” and the associated allowance for credit losses was reversed. These operations were sold in the second quarter of 2023 (see Note 3). Excluding the portfolio in Russia, the allowance increased in 2023, primarily driven by growth in the retail notes and financing lease portfolios and higher expected losses on turf and construction customer accounts.

Financing receivables analysis metrics follow:

	2025	2024
Percent of financing receivables portfolio:
Past-due amounts	1.16%	1.20%
Non-performing	1.23%	1.01%
Allowance for credit losses	0.50%	0.43%
Deposits held as credit enhancements	$134	$142

Financing Receivables – Modifications

We occasionally grant contractual modifications to customers experiencing financial difficulties. Before offering a modification, we evaluate the ability of the customer to meet the modified payment terms. Finance charges continue to accrue during the deferral or extension period except for modifications related to bankruptcy proceedings. Our allowance for credit losses incorporates historical loss information, including the effects of loan modifications with customers. Therefore, additional adjustments to the allowance are generally not recorded upon modification of a loan.

We continue to monitor the performance of financing receivables that are modified with borrowers experiencing financial difficulty.

The ending amortized cost and performance of financing receivables modified in 2025 and 2024 were as follows:

	2025	2024
Current	$160	$78
30-59 days past due	7	1
60-89 days past due	3	2
Non-performing	16	13
Total	$186	$94
Percent of financing receivables portfolio	0.36%	0.18%

Modifications offered include payment deferrals, term extensions, or a combination thereof. The weighted-average effects for contract modifications were as follows in months:

	2025	2024
Payment deferral	7	8
Term extension	10	10
Combination modifications
Payment deferral	5	4
Term extension	8	7

Defaults and subsequent write-offs of loans modified in the prior twelve months were not significant during 2025 and 2024. At November 2, 2025, commitments to provide additional financing to these customers were $23.

Financing Receivables – Troubled Debt Restructurings

Prior to adopting ASU 2022-02, modifications of loans to borrowers experiencing financial difficulty were considered troubled debt restructurings when the significant modification of the receivable resulted in a concession we would not otherwise consider.

The following table quantifies troubled debt restructurings:

2023
Number of receivable contracts	209
Pre-modification balance	$10
Post modification balance	9

Troubled debt restructurings related to retail notes. In 2023, there were no significant troubled debt restructurings that subsequently defaulted and were written off.

Other Receivables

Other receivables at the end of 2025 and 2024 consisted of:

	2025	2024
Taxes receivable	$1,554	$1,874
Collateral on derivatives	72	254
Receivables from unconsolidated affiliates	396	3
Other	381	414
Other receivables	$2,403	$2,545

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

As part of Step 1, these receivables are legally isolated from the claims of our general creditors. This ensures cash receipts from the financing receivables are accessible to pay back securitization program investors. The structure of these transactions does not meet the accounting criteria for a sale of receivables. As a result, they are accounted for as secured borrowings. The receivables and borrowings remain on our balance sheet and are separately reported as “Financing receivables securitized – net” and “Short-term securitization borrowings,” respectively. SPEs are consolidated as VIEs when we have the power to direct the activities that most significantly impact the SPEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the SPEs.

We offer securitization programs to institutional investors and other financial institutions through public issuances or privately through a revolving credit agreement. At November 2, 2025, the revolving agreement had a financing limit of up to $2,500. At November 2, 2025, $1,563 of securitization borrowings were outstanding under the revolving agreement. In November 2025, the agreement was renewed for one year with a capacity of $2,500.

Restricted cash held by the SPE serves as a credit enhancement. It would be used to satisfy receivable payment deficiencies, if any. The cash restriction is removed either after all secured borrowing payments are made or proportionally as the secured receivables are collected and the borrowing obligations are reduced.

The components of securitization programs were as follows at the end of 2025 and 2024:

	2025	2024
Financing receivables securitized (retail notes)	$6,872	$8,770
Allowance for credit losses	(41)	(47)
Other assets (primarily restricted cash)	171	187
Total restricted securitized assets	$7,002	$8,910

Short-term securitization borrowings	$6,596	$8,431
Accrued interest on borrowings	15	14
Total liabilities related to restricted securitized assets	$6,611	$8,445

The weighted-average interest rates on short-term securitization borrowings at November 2, 2025, and October 27, 2024, were 4.8% and 5.0%, respectively.

Although these securitization borrowings are classified as short-term since payment is required if the financing receivables are liquidated early, the payment schedule for these borrowings at November 2, 2025, based on the expected liquidation of the retail notes is as follows: 2026 – $3,428, 2027 – $1,942, 2028 – $1,005, 2029 – $198, 2030 – $29, and later years – $3.

13. INVENTORIES

A majority of inventories owned by us are valued at cost on the “last-in, first-out” (LIFO) basis. If all inventories valued on a LIFO basis had been valued on a “first-in, first-out” (FIFO) basis, the estimated inventories by major classification would have been as follows at the end of 2025 and 2024:

	2025	2024
Raw materials and supplies	$3,402	$3,486
Work-in-process	956	930
Finished goods and parts	5,769	5,364
Total FIFO value	10,127	9,780
Excess of FIFO over LIFO	2,721	2,687
Inventories	$7,406	$7,093
Percent valued on LIFO basis	53%	54%

14. PROPERTY AND DEPRECIATION

A summary of property and equipment at November 2, 2025, and October 27, 2024, follows:

	Useful Lives*
	(Years)	2025	2024
Land		$464	$390
Buildings and building equipment	22	5,679	5,168
Machinery and equipment	11	7,684	7,125
Dies, patterns, tools, etc.	8	1,995	1,797
All other	5	1,411	1,382
Construction in progress		1,187	1,313
Total at cost		18,420	17,175
Less: accumulated depreciation		(10,341)	(9,595)
Property and equipment – net		$8,079	$7,580

*    Weighted-averages

Property and equipment depreciation during 2025, 2024, and 2023 was $934, $898, and $838, respectively.

Property and equipment by geographic location follows:

	2025	2024
U.S.	$4,198	$4,132
Germany	1,435	1,271
Other countries	2,446	2,177
Total	$8,079	$7,580

15. GOODWILL AND OTHER INTANGIBLE ASSETS – NET

The changes in amounts of goodwill by operating segments were as follows.

	PPA	SAT	CF	Total
October 29, 2023	$702	$363	$2,835	$3,900
Translation adjustments and other	(1)	2	58	59
October 27, 2024	701	365	2,893	3,959
Acquisitions (Note 3)	30	24	11	65
Translation adjustments and other	13	4	147	164
November 2, 2025	$744	$393	$3,051	$4,188

The components of other intangible assets were as follows:

	2025	2024
Customer lists and relationships	$482	$508
Technology, patents, trademarks, and other	1,518	1,423
Total at cost	2,000	1,931
Less accumulated amortization:
Customer lists and relationships	(260)	(231)
Technology, patents, trademarks, and other	(848)	(701)
Total accumulated amortization	(1,108)	(932)
Other intangible assets – net	$892	$999

Actual amortization expense for the past three years and the estimated amortization expense for the next five years follows:

Year		Amortization
2023		$169
2024		166
2025		143
Estimated –	2026	140
	2027	133
	2028	97
	2029	80
	2030	72

16. OTHER ASSETS

Other assets at November 2, 2025, and October 27, 2024, consisted of the following:

	2025	2024
Operating lease asset (Note 24)	$317	$274
Capitalized software, net	470	504
Investments in unconsolidated affiliates	510	122
Deferred charges (including prepaids)	417	412
Derivative assets (Note 26)	393	357
Prepaid taxes	259	238
Parts return asset	156	141
Restricted cash	257	193
Matured lease & repossessed inventory	102	106
Other	580	559
Other Assets	$3,461	$2,906

Capitalized software has an estimated useful life of three years. Amortization of these software costs in 2025, 2024, and 2023 was $227, $180, and $144, respectively.

17. SHORT-TERM BORROWINGS

Short-term borrowings at the end of 2025 and 2024 consisted of:

	2025	2024
Commercial paper	$4,218	$4,008
Notes payable to banks	651	377
Finance lease obligations due within one year	39	33
Long-term borrowings due within one year	8,888	9,115
Short-term borrowings	$13,796	$13,533

The weighted-average interest rates at the end of 2025 and 2024 were:

	2025	2024
Short-term borrowings:
Commercial paper	4.1%	4.8%
Notes payable to banks	6.9%	11.0%

The decrease in the weighted-average interest rates of notes payable to banks is primarily the result of lower borrowing rates on funding in Argentina.

Worldwide lines of credit totaled $12.2 billion at November 2, 2025, consisting primarily of:

●	a 364-day credit facility agreement of $5.0 billion, expiring in the second quarter of 2026
●	a credit facility agreement of $3.25 billion, expiring in the second quarter of 2028
●	a credit facility agreement of $3.25 billion, expiring in the second quarter of 2030

At November 2, 2025, $7.3 billion of these worldwide lines of credit were unused. For the purpose of computing the unused credit lines, commercial paper and short-term bank borrowings were considered to constitute utilization. These credit agreements require Capital Corporation and other parts of our business to maintain certain performance metrics and liquidity targets. All requirements in the credit agreements have been met during the periods included in the consolidated financial statements.

18. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at the end of 2025 and 2024 consisted of the following:

	2025	2024
Accounts payable:
Trade payables	$2,985	$2,698
Dividends payable	443	405
Operating lease liabilities	314	270
Deposits withheld from dealers and merchants	143	152
Payables to unconsolidated affiliates	10	6
Other	191	204
Accrued expenses:
Employee benefits	1,577	1,925
Product warranties	1,259	1,426
Accrued taxes	1,155	1,509
Extended warranty premium	1,202	1,179
Dealer sales incentives	828	996
Unearned revenue (contractual liability)	837	744
Unearned operating lease revenue	534	495
Accrued interest	524	455
Derivative liabilities	389	582
Parts return liability	445	420
Other	1,073	1,077
Accounts payable and accrued expenses	$13,909	$14,543

Amounts are presented net of eliminations, which primarily consist of dealer sales incentives with a right of set-off against trade receivables of $1,892 at November 2, 2025, and $2,121 at October 27, 2024. Other eliminations were made for accrued taxes and other accrued expenses.

19. LONG-TERM BORROWINGS

Long-term borrowings at the end of 2025 and 2024 consisted of:

	2025	2024
Underwritten term debt:
U.S. dollar notes and debentures:
6.55% debentures due 2028	$200	$200
5.375% notes due 2029	500	500
3.10% notes due 2030	700	700
8.10% debentures due 2030	250	250
4.15% notes due 2030*	498
7.125% notes due 2031	300	300
5.45% notes due 2035	1,250
3.90% notes due 2042	1,250	1,250
2.875% notes due 2049	500	500
3.75% notes due 2050	850	850
5.70% notes due 2055	750
Euro notes:
1.85% notes due 2028 (€600 principal)	694	650
2.20% notes due 2032 (€600 principal)	694	650
1.65% notes due 2039 (€650 principal)	752	704
Serial issuances:
Medium-term notes*	34,041	36,566
Other notes and finance lease obligations	470	265
Less: debt issuance costs and debt discounts	(155)	(156)
Long-term borrowings	$43,544	$43,229

*    Includes fair value hedge adjustments related to derivatives.

The 4.15% notes due 2030 listed above were issued on October 9, 2025, by Deere Funding Canada Corporation (DFCC), an indirect wholly-owned subsidiary. These notes are fully and unconditionally guaranteed on a senior unsecured basis by Deere & Company and, therefore, rank equally with all our outstanding notes and debentures. DFCC financial results were not material to our consolidated financial statements or consolidated results of operations, and as a result, we have elected to exclude summarized financial information.

Medium-term notes due through 2034 are offered by prospectus and issued at fixed and variable rates. All outstanding notes and debentures are senior unsecured borrowings and rank equally with each other.

The principal balances and weighted-average interest rates of the 4.15% notes due 2030 and the medium-term notes at the end of 2025 and 2024 follow:

	2025	2024
4.15% notes due 2030:
Principal	$500
Weighted-average interest rate	3.4%
Medium-term notes:
Principal	34,241	$37,141
Weighted-average interest rates	4.8%	5.2%

The principal amounts of our long-term borrowings maturing in each of the next five years are as follows: 2026 – $8,921, 2027 – $8,935, 2028 – $9,220, 2029 – $6,556, and 2030 – $4,615.

20. COMMITMENTS AND CONTINGENCIES

A standard warranty is provided as assurance that the equipment will function as intended. The standard warranty period varies by product and region. At the time a sale is recognized, we record an estimate of future warranty costs based on historical claims rate experience and estimated population under warranty. The reconciliation of the changes in the warranty liability follows:

	2025	2024
Beginning of year balance	$1,426	$1,610
Warranty claims paid	(1,330)	(1,327)
New product warranty accruals	1,148	1,157
Foreign exchange	15	(14)
End of year balance	$1,259	$1,426

The costs for extended warranty programs are recognized as incurred. See Note 9 for extended warranty claim costs.

In certain international markets, we provide guarantees to banks for the retail financing of John Deere equipment. At the end of 2025, the notional value of these guarantees was $135. We may repossess the equipment collateralizing the receivables. At November 2, 2025, the accrued losses under these agreements were not material. We also had guarantees to a VIE (see Note 1) totaling $157 at the end of 2025.

We also had other miscellaneous contingent liabilities and guarantees totaling approximately $100 at November 2, 2025. The accrued liability for these contingencies was $25 at November 2, 2025.

At November 2, 2025, we had commitments of approximately $415 for the construction and acquisition of property and equipment. Also, at November 2, 2025, we had restricted assets of $323, classified as “Other assets,” which includes restricted cash.

We have commitments to extend credit to customers. The commitments are in the form of lines of credit and other pre-approved credit arrangements. We have the right to cancel or amend the terms of these commitments at any time. These commitments are not expected to be fully drawn upon; therefore, the total commitment amounts likely do not represent a future cash requirement. The commitments to extend credit at November 2, 2025, were:

●	$13.3 billion to John Deere dealers
●	$34.2 billion to retail customers

We are subject to various unresolved legal actions. The total accrued losses on unresolved legal matters were approximately $175 as of November 2, 2025 (see Note 4 “Litigation Accrual” item). The accrual is based on management’s best estimate of probable losses as the outcome of litigation is inherently uncertain. We believe the reasonably possible range of losses in excess of the recorded accruals for these unresolved legal actions would not have a material effect on our consolidated financial statements. The most prevalent legal claims relate to:

●	antitrust matters (including class action litigation)
●	product liability (including asbestos-related liability)
●	employment
●	patent
●	trademark

21. CAPITAL STOCK AND NET INCOME PER SHARE

The number of common shares we are authorized to issue is 1.2 billion. The common shares issued at November 2, 2025, October 27, 2024, and October 29, 2023, were 536.4 million. 270.4 million common shares were outstanding at November 2, 2025, with the remainder held in treasury stock.

The number of authorized preferred shares is 9 million. No preferred shares have been issued.

In December 2022, the Board of Directors authorized the repurchase of up to $18.0 billion of common stock. At the end of fiscal year 2025, this repurchase program had $7.9 billion (17.1 million shares based on our fiscal year-end closing NYSE common stock price of $461.63 per share) remaining to be repurchased. Repurchases of our common stock under this plan are made from time to time, at our discretion, and may be made in the open market or in private transactions, under accelerated share repurchase plans or programs pursuant to agreements with third-party financial institutions.

A reconciliation of basic and diluted net income per share attributable to Deere & Company follows in millions, except per share amounts:

	2025	2024	2023
Net income attributable to Deere & Company	$5,027	$7,100	$10,166
Average shares outstanding	270.9	276.0	292.2
Basic per share	$18.55	$25.73	$34.80
Average shares outstanding	270.9	276.0	292.2
Effect of dilutive stock options and unvested restricted stock units	.8	1.1	1.4
Total potential shares outstanding	271.7	277.1	293.6
Diluted per share	$18.50	$25.62	$34.63
Shares excluded as antidilutive	.2	.3	.1

Diluted net income per share reflects the potential dilution that could occur from share-based compensation. The effect of dilutive shares is calculated using the treasury stock method. Potentially dilutive shares are excluded from the calculation if they have an anti-dilutive effect in the period.

22. SHARE-BASED COMPENSATION

We grant restricted stock units (RSU) and stock options (collectively, equity incentive awards) to certain employees. RSUs are also granted to nonemployee directors for their services as directors. RSUs consist of service-based, performance/service-based, and market/service-based awards.

The Long-Term Incentive Cash granted to certain employees is accounted for as share-based compensation. This incentive includes a performance metric based, in part, on the price of our shares.

We are authorized to grant shares for equity incentive awards. The outstanding shares authorized were 13.7 million at November 2, 2025. We currently use shares that have been repurchased through our stock repurchase program to satisfy share option exercises and RSU conversions. The stock awards vesting periods and the dividend equivalents earned during the vesting period follow:

	Vesting	Dividend
	Period	Equivalents
Stock options	1-3 years	Not included
Service-based RSUs	1-3 years	Included
Performance/service-based RSUs	3 years	Not included
Market/service-based RSUs	3 years	Not included

Stock options expire ten years from the grant date. Performance/service-based awards are subject to a performance metric based on our compound annual revenue growth rate, compared to a benchmark group of companies. Market/service-based awards are subject to a market related metric based on total shareholder return, compared to a benchmark group of companies. The performance/service-based units and market/service-based units award common stock in a range of zero to 200% for each unit granted based on the level of the metric achieved.

The fair value of stock options and RSUs is determined using our closing price on the grant date. The fair value of the market/service-based RSUs is determined using a Monte Carlo model. Awards are expensed over the shorter of the award vesting period or the employee’s retirement eligibility period. The performance/service-based units’ expense is adjusted quarterly for the probable number of shares to be awarded. We recognize the effect of award forfeitures as an adjustment to compensation expense in the period the forfeiture occurs.

The assumptions used in determining the fair value of the market/service-based RSUs granted in 2025 and 2024 using the Monte Carlo valuation model follow:

	2025	2024
Expected volatility of the Company's stock	28.22%	27.93%
Risk-free interest rate	4.05%	4.17%

The total share-based compensation expense, recognized income tax benefits, and total grant-date fair values of stock options and restricted stock units vested consisted of the following:

	2025	2024	2023
Share-based compensation expense	$151	$208	$130
Income tax benefits	34	34	21
Stock options and restricted stock units vested	174	110	84

At November 2, 2025, there was $89 of total unrecognized compensation cost from share-based compensation arrangements. This compensation is expected to be recognized over a weighted-average period of approximately 1.75 years.

Stock Options

The fair value of each stock option award was estimated on the date of grant using a binomial lattice option valuation model. The assumptions used for the binomial lattice model to determine the fair value of options follow:

	2025	2024	2023
Risk-free interest rate*	4.09%	3.96%	2.68%
Expected dividends	1.4%	1.6%	1.1%
Volatility*	26.0%	27.0%	33.0%
Expected term (in years)*	5.2	5.1	5.1

*    Weighted-averages

The risk-free interest rates are based on U.S. Treasury security yields at the time of grant. Expected volatilities are based on implied volatilities from traded call options on our stock. We use historical data to estimate option exercise behavior representing the weighted-average period that options granted are expected to be outstanding.

The activity for outstanding stock options at November 2, 2025, and changes during 2025 follow:

			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price*	Term	Value
	(thousands)	(per share)	(years)	(millions)
Outstanding at beginning of year	1,476	$242.41
Granted	169	448.18
Exercised	(530)	145.40
Forfeited	(3)	428.60
Outstanding at end of year	1,112	319.44	5.75	$158.1
Exercisable at end of year	789	277.80	4.50	145.1

*    Weighted-averages

The amounts related to stock options were as follows in millions of U.S. dollars unless otherwise noted:

	2025	2024	2023
Weighted-average grant date fair value (per share)	$116.35	$98.04	$136.46
Intrinsic value of options exercised	165	125	153
Cash received from exercises	77	44	60
Tax benefit from exercises	35	27	34

Restricted Stock Units

The weighted-average grant date fair values were as follows:

	2025	2024	2023
Service-based	$448.69	$377.72	$428.35
Performance/service-based	429.77	360.53	424.93
Market/service-based	591.13	370.87

Our nonvested RSUs at November 2, 2025, and changes during 2025 follow:

		Grant-Date
	Shares (thousands)	Fair Value* (per share)
Service-based:
Nonvested at beginning of year	471	$378.39
Granted	308	448.69
Vested	(351)	389.61
Forfeited	(15)	418.74
Nonvested at end of year	413	419.87
Performance/service-based:
Nonvested at beginning of year	126	373.35
Granted	40	429.77
Vested	(26)	331.47
Performance change	(9)	331.47
Forfeited	(1)	401.55
Nonvested at end of year	130	401.48
Market/service-based:
Nonvested at beginning of year	51	370.87
Granted	40	591.13
Forfeited	(1)	501.36
Nonvested at end of year	90	467.46

*    Weighted-averages

23. OTHER COMPREHENSIVE INCOME ITEMS

The after-tax components of accumulated other comprehensive income (loss) follow:

	2025	2024	2023
Retirement benefits adjustment	$(1,182)	$(1,274)	$(845)
Cumulative translation adjustment	(1,753)	(2,286)	(2,151)
Unrealized loss on derivatives	(54)	(72)	(8)
Unrealized loss on debt securities	(43)	(74)	(110)
Accumulated other comprehensive income (loss)	$(3,032)	$(3,706)	$(3,114)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2025
Cumulative translation adjustment	$539	$(6)	$533
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	1		1
Reclassification of realized (gain) loss to Interest expense	21	(4)	17
Net unrealized gain (loss) on derivatives	22	(4)	18
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	39	(10)	29
Reclassification of realized (gain) loss to Other income	3	(1)	2
Net unrealized gain (loss) on debt securities	42	(11)	31
Retirement benefits adjustment:
Net actuarial gain (loss)	120	(35)	85
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(50)	11	(39)
Prior service (credit) cost	35	(8)	27
Settlements/curtailment	25	(6)	19
Net unrealized gain (loss) on retirement benefits adjustment	130	(38)	92
Total other comprehensive income (loss)	$733	$(59)	$674

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2024
Cumulative translation adjustment	$(147)	$12	$(135)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(10)	2	(8)
Reclassification of realized (gain) loss to Interest expense	(71)	15	(56)
Net unrealized gain (loss) on derivatives	(81)	17	(64)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	45	(8)	37
Reclassification of realized (gain) loss to Other income	(1)		(1)
Net unrealized gain (loss) on debt securities	44	(8)	36
Retirement benefits adjustment:
Net actuarial gain (loss)	(568)	136	(432)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(72)	19	(53)
Prior service (credit) cost	36	(9)	27
Settlements/curtailments	38	(9)	29
Net unrealized gain (loss) on retirement benefits adjustment	(566)	137	(429)
Total other comprehensive income (loss)	$(750)	$158	$(592)

	Before	Tax	After
	Tax	(Expense)	Tax
	Amount	Credit	Amount
2023
Cumulative translation adjustment:
Unrealized translation gain (loss)	$424	$(2)	$422
Reclassification of realized (gain) loss to:
Selling, administrative and general expenses	10		10
Other operating expenses	11		11
Net unrealized translation gain (loss)	445	(2)	443
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	25	(5)	20
Reclassification of realized (gain) loss to Interest expense	(62)	13	(49)
Net unrealized gain (loss) on derivatives	(37)	8	(29)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(20)	4	(16)
Net unrealized gain (loss) on debt securities	(20)	4	(16)
Retirement benefits adjustment:
Net actuarial gain (loss)	(589)	139	(450)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(81)	20	(61)
Prior service (credit) cost	37	(9)	28
Settlements	37	(10)	27
Net unrealized gain (loss) on retirement benefits adjustment	(596)	140	(456)
Total other comprehensive income (loss)	$(208)	$150	$(58)

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

The lease expense by type consisted of the following:

	2025	2024	2023
Operating lease expense	$144	$133	$129
Short-term lease expense	29	38	49
Variable lease expense	65	72	80
Finance lease:
Depreciation expense	40	34	28
Interest on lease liabilities	5	4	2
Total lease expense	$283	$281	$288

Operating and finance lease right of use assets and lease liabilities follow:

	2025	2024
Operating leases:
Other assets	$317	$274
Accounts payable and accrued expenses	314	270

Finance leases:
Property and equipment — net	$96	$89

Short-term borrowings	39	33
Long-term borrowings	73	72
Total finance lease liabilities	$112	$105

The weighted-average remaining lease terms in years and discount rates follow:

	2025	2024
Weighted-average remaining lease terms:
Operating leases	6	7
Finance leases	4	4

Weighted-average discount rates:
Operating leases	4.2%	3.5%
Finance leases	4.3%	4.3%

Lease payment amounts in each of the next five years at November 2, 2025, follow:

	Operating	Finance
Due in:	Leases	Leases
2026	$110	$44
2027	72	32
2028	57	22
2029	41	12
2030	28	5
Later years	37	6
Total lease payments	345	121
Less: imputed interest	(31)	(9)
Total lease liabilities	$314	$112

Cash paid for amounts included in the measurement of lease liabilities follows:

	2025	2024	2023
Operating cash flows for operating leases	$138	$129	$132
Operating cash flows for finance leases	5	4	2
Financing cash flows for finance leases	40	36	31

Right of use assets obtained in exchange for lease liabilities follow:

	2025	2024
Operating leases	$168	$75
Finance leases	47	67

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

Lease revenues earned by us follow:

	2025	2024	2023
Sales-type and direct finance lease revenues	$184	$190	$165
Operating lease revenues	1,472	1,403	1,312
Variable lease revenues	20	17	16
Total lease revenues	$1,676	$1,610	$1,493

At the time of accepting a lease that qualifies as a sales-type or direct financing lease, we record the gross amount of lease payments receivable, estimated residual value of the leased equipment, and unearned finance income. The unearned finance income is recognized as revenue over the lease term using the interest method.

Sales-type and direct financing lease receivables by market follow:

	2025	2024
Agriculture and turf	$1,020	$1,022
Construction and forestry	996	1,034
Total	2,016	2,056
Guaranteed residual values	867	921
Unguaranteed residual values	40	55
Less: unearned finance income	(330)	(307)
Financing lease receivables	$2,593	$2,725

Scheduled payments, including guaranteed residual values, on sales-type and direct financing lease receivables at November 2, 2025, follow:

Due in:	2025
2026	$1,385
2027	628
2028	424
2029	230
2030	176
Later years	40
Total	$2,883

Lease payments from operating leases are recorded as income on a straight-line method over the lease terms. Operating lease assets are recorded at cost and depreciated to their estimated residual value on a straight-line method over the terms of the leases. The corresponding depreciation expense was $925 in 2025, $874 in 2024, and $853 in 2023.

The cost of equipment on operating leases by market and residual values follows:

	2025	2024
Agriculture and turf	$8,177	$7,875
Construction and forestry	1,093	1,142
Total	9,270	9,017
Less: accumulated depreciation	(1,670)	(1,566)
Equipment on operating leases – net	$7,600	$7,451
Operating lease residual values	$5,339	$5,227
First-loss residual value guarantees	1,443	1,393

Lease payments for operating leases are scheduled as follows:

Due in:	2025
2026	$1,155
2027	867
2028	527
2029	255
2030	62
Later years	7
Total	$2,873

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

The fair values of financial instruments that do not approximate the carrying values at November 2, 2025, and October 27, 2024, follow:

	2025		2024
	Carrying	Fair	Carrying	Fair
	Value	Value*	Value	Value*
Financing receivables – net	$44,575	$44,779	$44,309	$44,336
Financing receivables securitized – net	6,831	6,855	8,723	8,654
Receivables from unconsolidated affiliates	392	400
Short-term securitization borrowings	6,596	6,631	8,431	8,453
Long-term borrowings due within one year**	8,888	8,911	9,115	9,079
Long-term borrowings**	43,471	43,527	43,157	42,804

*    Fair value measurements were Level 3 for receivables and Level 2 for all borrowings.

**  Values exclude finance lease liabilities that are presented as borrowings (see Note 24).

Assets and liabilities measured at November 2, 2025, and October 27, 2024, at fair value on a recurring basis follow, excluding items which were carried at a cost that approximates fair value, consisting of our cash equivalents, money market funds and time deposits, and held-to-maturity debt securities (see Note 10):

	2025	2024
Level 1:
Marketable securities
U.S. government debt securities	$196	$239
Total Level 1 marketable securities	196	239

Level 2:
Marketable securities
International fixed income fund	7
Corporate debt securities	510	423
International debt securities	174	143
Mortgage-backed securities*	234	165
Municipal debt securities	113	74
U.S. government debt securities	117	110
Total Level 2 marketable securities	1,155	915
Other assets – Derivatives	393	357
Accounts payable and accrued expenses – Derivatives	389	582

Level 3:
Accounts payable and accrued expenses – Deferred consideration	113	147

*    Primarily issued by U.S. government sponsored enterprises.

Fair value, nonrecurring Level 3 measurements from impairments and other adjustments at November 2, 2025, and October 27, 2024, follow:

	Fair Value		Losses (Gains)
	2025	2024	2025	2024	2023
Property and equipment – net	$1		$8
Other intangible assets – net	3		53
Other assets	8	$23	12	$28
Assets held for sale		2,944	(32)	97

The following is a description of the valuation methodologies we use to measure certain financial instruments on the balance sheets at fair value. For more information on asset impairments, see Notes 3 and 4.

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

Property and equipment – net – The valuations were based on the cost approach. The inputs include reproduction cost estimates adjusted for physical deterioration and functional obsolescence (see Note 4).

Other intangible assets – net – The impairment of customer relationships and tradename of our external overseas battery operations was measured using an income approach (see Note 4).

Other assets (Investments in unconsolidated affiliates) – Other than temporary impairments of investments are measured as the difference between the implied fair value and the carrying value of the investments. The estimated fair value for privately held entities is determined by an income approach (discounted cash flows), which includes inputs such as interest rates and margins (see Note 4).

Assets held for sale – The disposal group was measured at the lower of the carrying amount or fair value less costs to sell. Fair value was based on the probable sale price. The inputs included estimates of the final sale price (see Note 4). The gain recorded in 2025 represents a reversal of the prior period valuation allowance, not in excess of the cumulative valuation allowance recorded on “Assets held for sale.”

26. DERIVATIVE INSTRUMENTS

Fair values of our derivative instruments and the associated notional amounts at the end of 2025 and 2024 are presented below. Assets are recorded in “Other assets,” while liabilities are recorded in “Accounts payable and accrued expenses.”

		Fair Value
	Notional	Assets	Liabilities
2025
Cash flow hedges:
Interest rate contracts	$2,675		$21

Fair value hedges:
Interest rate contracts	11,465	$160	228
Cross-currency interest rate contracts	2,058	91	11

Net investment hedges:
Cross-currency interest rate contracts	1,131		9

Not designated as hedging instruments:
Interest rate contracts	14,084	94	81
Foreign exchange contracts	7,372	46	33
Cross-currency interest rate contracts	132	2	6

2024
Cash flow hedges:
Interest rate contracts	$2,875	$3	$20

Fair value hedges:
Interest rate contracts	15,864	115	467
Cross-currency interest rate contracts	975	31

Not designated as hedging instruments:
Interest rate contracts	12,518	97	75
Foreign exchange contracts	7,533	95	20
Cross-currency interest rate contracts	158	16

The amounts recorded in the consolidated balance sheets at November 2, 2025, and October 27, 2024, related to borrowings and fair value hedges are presented in the table below. Fair value hedging adjustments are included in the carrying amount of hedged items.

	Carrying	Cumulative
	Amount of	Fair Value
	Hedged	Hedging
	Items	Amounts
2025
Short-term borrowings	$2,998	$(30)
Long-term borrowings	25,013	(203)
2024
Short-term borrowings	$2,069	$6
Long-term borrowings	24,751	(575)

The table above includes carrying amounts of short-term borrowings of $2,544 and $1,782 and of long-term borrowings of $11,963 and $8,626 at November 2, 2025, and October 27, 2024, respectively, for hedged items that are in discontinued hedge relationships. Also included are cumulative fair value hedging amounts on discontinued hedge relationships of short-term borrowings of $(30) and $7 and of long-term borrowings of $(185) and $(228) at November 2, 2025, and October 27, 2024, respectively. At October 27, 2024, long-term borrowings with a carrying amount of $598 were in both active and discontinued hedging relationships as a result of hedging activities associated with reference rate reform.

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	2025	2024	2023
Fair value hedges
Interest rate contracts – Interest expense	$103	$226	$(542)

Cash flow hedges
Recognized in OCI:
Interest rate contracts – OCI (pretax)	$1	$(10)	$25
Reclassified from OCI:
Interest rate contracts – Interest expense	(21)	71	62

Net investment hedges
Interest rate contracts – Interest expense	$10
Recognized in OCI:
Interest rate contracts – OCI (pretax)	(9)

Not designated as hedges
Interest rate contracts – Net sales			$1
Interest rate contracts – Interest expense	$(11)	$(4)	40
Foreign exchange contracts – Net sales	(6)	(2)	(6)
Foreign exchange contracts – Cost of sales	(5)	10	8
Foreign exchange contracts – Other operating expenses	147	(135)	100
Total not designated	$125	$(131)	$143

The amount of loss recorded in OCI at November 2, 2025, that is expected to be reclassified to “Interest expense” in the next twelve months if interest rates remain unchanged is $9 after-tax. There were no gains or losses reclassified from OCI to earnings based on the probability that the original forecasted transaction would not occur.

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

Certain of our derivative agreements contain credit support provisions that may require us to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at November 2, 2025, and October 27, 2024, was $356 and $562, respectively. In accordance with the limits established in these agreements, we posted $62 and $245 of cash collateral at November 2, 2025, and October 27, 2024, respectively. In addition, we paid $8 of collateral that was outstanding at both November 2, 2025, and October 27, 2024, to participate in an international futures market to hedge currency exposure, not included in the following table.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and collateral at November 2, 2025, and October 27, 2024, follows:

	Gross Amounts	Netting		Net
	Recognized	Arrangements	Collateral	Amount
2025
Assets	$393	$(202)		$191
Liabilities	389	(202)	$(64)	123
2024
Assets	$357	$(142)		$215
Liabilities	582	(142)	$(246)	194

27. SEGMENT DATA

Our operations are organized and reported in four business segments: Production & Precision Agriculture, Small Agriculture & Turf, Construction & Forestry, and Financial Services. This presentation is consistent with how the chief operating decision maker, our Chief Executive Officer (CEO), who also serves as the Chairman of the Board, assesses the performance of the segments and makes decisions regarding resource allocations. Each segment has a group president responsible for managing financial performance and executing strategic initiatives.

●	Production & Precision Agriculture – PPA segment defines, develops, and delivers global equipment and technology solutions to unlock customer value for production-scale growers of large grains, small grains, cotton, and sugarcane. The segment’s primary products include four-wheel-drive (4WD), track, and row crop tractors; harvesters; cotton pickers and strippers; sugarcane harvesters and loaders; soil preparation, tillage, seeding, application, crop care equipment; and related attachments and service parts.
●	Small Agriculture & Turf – SAT segment defines, develops, and delivers global equipment and technology solutions to unlock customer value for dairy and livestock producers, high-value and small acreage crop producers, and turf and utility customers. The segment’s primary products include specialty, utility, and compact tractors; as well as self-propelled forage harvesters and attachments; hay and forage equipment; rotary mowers; utility vehicles; riding and commercial lawn equipment; golf course equipment; utility vehicles; and related attachments and service parts.
●	Construction & Forestry – CF segment defines, develops, and delivers a broad range of machines and technology solutions organized along the earthmoving, forestry, and roadbuilding production systems. The segment’s primary products include backhoe loaders, crawler dozers and loaders, four-wheel-drive and compact wheel loaders, excavators, skid-steer loaders, motor graders, milling machines, pavers, rollers, log harvesters, and related attachments and service parts.

The products and services produced by the segments above are primarily marketed through independent retail dealer networks and major retail outlets. For roadbuilding products in certain markets outside the U.S. and Canada, the products are sold through company-owned sales and service subsidiaries.

●	Financial Services – FS segment finances sales and leases by John Deere dealers of new and used production and precision agriculture equipment, small agriculture and turf equipment, and construction and forestry equipment. In addition, the FS segment provides wholesale financing to dealers of the foregoing equipment, finances retail revolving charge accounts, and offers extended equipment warranties.

The CEO evaluates the performance of the business segments based on operating profit, which for FS includes interest income and expense, and on identifiable segment operating assets. Segment operating profit and operating assets are measured using accounting policies consistent with those applied in the consolidated financial statements. Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine operating segment data. Intersegment transactions are primarily made between the FS segment and PPA, SAT, and CF segments, and are recognized at current market prices. See Notes 5 and 14 for geographic information.

Total identifiable assets assigned to the equipment operations operating segments are those the segments actively manage, consisting of trade receivables, inventories, property and equipment, intangible assets, and certain other assets. Corporate assets are managed on a consolidated basis, including cash and cash equivalents, retirement benefit net assets, goodwill, and deferred income tax assets. Financial services assets include cash and cash equivalents, retirement benefits, and deferred income tax assets that are managed by the segment.

Segment operating profit and identifiable operating assets are the key metrics used by the CEO to monitor results against forecast and prior period results, and to determine variable compensation for employees at all levels. To manage operations and allocate human and capital resources, the CEO receives monthly reports including sales and revenues, operating profit, and assets by operating segment. Interest income and expenses are significant to the FS operations.

Information relating to operations by operating segment follows for the years ended November 2, 2025, October 27, 2024, and October 29, 2023.

	PPA	SAT	CF	FS	Total
2025
External net sales	$17,311	$10,224	$11,382		$38,917
External finance and interest income	43	45	12	$5,351	5,451
External other income	211	133	192	470	1,006
Intersegment income	188	30	56	468	742
Total segment net sales and revenues	17,753	10,432	11,642	6,289	46,116
Cost of sales	(11,919)	(7,422)	(8,849)		(28,190)
Interest expense				(2,923)	(2,923)
Other segment items[1]	(3,163)	(1,803)	(1,765)	(2,252)	(8,983)
Segment operating profit	$2,671	$1,207	$1,028	$1,114	$6,020

2024
External net sales	$20,834	$10,969	$12,956		$44,759
External finance and interest income	46	42	14	$5,392	5,494
External other income	329	173	238	390	1,130
Intersegment income	171	31	(2)	711	911
Total segment net sales and revenues	21,380	11,215	13,206	6,493	52,294
Cost of sales	(13,621)	(7,753)	(9,429)		(30,803)
Interest expense				(3,182)	(3,182)
Other segment items[1]	(3,245)	(1,835)	(1,768)	(2,422)	(9,270)
Segment operating profit	$4,514	$1,627	$2,009	$889	$9,039

	PPA	SAT	CF	FS	Total
2023
External net sales	$26,790	$13,980	$14,795		$55,565
External finance and interest income	28	35	12	$4,366	4,441
External other income	302	169	175	355	1,001
Intersegment income	169	41	3	833	1,046
Total segment net sales and revenues	27,289	14,225	14,985	5,554	62,053
Cost of sales	(17,143)	(9,976)	(10,620)		(37,739)
Interest expense				(2,362)	(2,362)
Other segment items[1]	(3,150)	(1,777)	(1,670)	(2,397)	(8,994)
Segment operating profit	$6,996	$2,472	$2,695	$795	$12,958

1 Other segment items for PPA, SAT, and CF include selling, administrative and general expenses; advertising; engineering; research and development; certain special items (see Note 4); equity in income (loss) of unconsolidated affiliates; and other miscellaneous operating expenses. Financial Services other segment items include the effect of its selling, administrative and general expenses; foreign exchange gains and losses; equity in income (loss) of unconsolidated affiliates; and other miscellaneous operating expenses.

	2025	2024	2023
Reconciliation of net sales and revenues
Segment net sales and revenues	$46,116	$52,294	$62,053
External other income[2]	310	333	244
Elimination of intersegment revenues	(742)	(911)	(1,046)
Net sales and revenues	$45,684	$51,716	$61,251

Reconciliation of net income
Segment operating profit	$6,020	$9,039	$12,958
Interest income – excluding FS	420	492	559
Interest expense – excluding FS	(372)	(396)	(411)
Pension and OPEB benefit, excluding service cost component	422	333	286
Corporate other – net[3]	(233)	(286)	(366)
Income taxes	(1,259)	(2,094)	(2,871)
Net income	$4,998	$7,088	$10,155

2 External other income includes corporate investment income, corporate interest income, and other miscellaneous revenue items that are included in “Other income” on the statements of consolidated income.

3 Corporate other - net includes certain foreign exchange gains and losses, certain investment income, and certain corporate administrative and general expenses.

OPERATING SEGMENTS	2025	2024	2023
Depreciation[4] and amortization expense
PPA	$654	$643	$581
SAT	261	246	241
CF	365	331	301
FS	1,082	1,040	1,016
Intersegment	(133)	(142)	(135)
Total	$2,229	$2,118	$2,004

Total Assets
PPA	$8,787	$8,696	$8,734
SAT	3,987	4,130	4,348
CF	7,792	7,137	7,139
FS	70,021	73,612	70,732
Corporate[5]	15,409	13,745	13,134
Total Assets	$105,996	$107,320	$104,087

Capital additions
PPA	$716	$1,025	$896
SAT	301	327	386
CF	345	352	311
FS	2	3	4
Total	$1,364	$1,707	$1,597

Equity investment in unconsolidated affiliates
PPA	$11	$12	$10
SAT	37	61	87
CF			1
FS	462	49	28
Total	$510	$122	$126

4 Depreciation includes depreciation for equipment on operating leases.

5 Corporate assets are managed on a consolidated basis, including cash and cash equivalents, retirement benefit net assets, goodwill, and deferred income tax assets.

28. SUBSEQUENT EVENT

On December 3, 2025, a quarterly dividend of $1.62 per share was declared at the Board of Directors meeting, payable on February 9, 2026, to stockholders of record on December 31, 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Deere & Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Deere & Company and subsidiaries (the "Company") as of November 2, 2025 and October 27, 2024, the related statements of consolidated income, consolidated comprehensive income, changes in consolidated stockholders’ equity and consolidated cash flows for each of the three years in the period ended November 2, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 2, 2025 and October 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended November 2, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of November 2, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 18, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Sales Incentives — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company offers sales incentive programs to promote the sale of products from the dealer to the retail customer. At the time of the sale to a dealer, the Company records an estimated cost for the sales incentive programs as a reduction to the sales price. The estimated cost of these programs is based on:

●	historical data,
●	announced and expected incentive programs,
●	field inventory levels, and
●	forecasted sales volumes.

The final cost of these programs is determined when the dealer sells the equipment to a retail customer. A key assumption is the predictive value of the historical percentage of retail sales incentive costs to retail sales.

The predictive value of the historical percentage for the United States and Canada is a critical audit matter because differences from the historical percentage to current conditions could have a material impact on the sales incentive accrual. Auditing management’s assumptions about the predictive nature of historical sales incentive costs requires a high degree of auditor judgment and an increased extent of effort to evaluate the reasonableness of management’s estimates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing management’s assumption that historical sales incentive costs are predictive of future incentive costs included the following, among others:

●	We tested the effectiveness of management’s controls over the assumptions used to estimate the sales incentive accrual.
●	We evaluated management’s ability to accurately forecast future incentive costs by performing a retrospective review that involved comparing actual incentive costs to management’s historical forecasts.
●	We tested the completeness of the population used in the accrual calculation by inspecting incentive program communications to dealers to ensure programs offered were appropriately included in the calculation.
●	We tested the accuracy of sales incentive transactions by recalculating the incentives based on the applicable incentive program terms and comparing these amounts to those settled with dealers.
●	We evaluated the reasonableness of management’s assumption that historical sales incentive costs are predictive of future incentive costs by:
o	Considering the impact of changes in the current economic conditions and competitive environment.
o	Comparing historical and current sales incentive data for eligible products in the following manner:
◾	Type and number of programs
◾	Geography
◾	Program size and duration.

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

●	finance product category
●	market
●	geography
●	credit risk
●	remaining balance

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

We identified the allowance for credit losses estimated by the linear regression models and related independent variables and qualitative adjustments used in determining the Company’s United States and Canada retail customer receivable portfolios as a critical audit matter because determining the appropriate methodology and assumptions used in the estimate requires significant judgment by management.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to test the allowance for credit losses estimated for the Company’s United States and Canada retail customer receivable portfolio by the linear regression models and related independent variables and qualitative adjustments included the following, among others:

●	We tested the effectiveness of management’s controls over the methodology, data and assumptions used to estimate the allowance for credit losses estimated by the linear regression models.

●	We tested the accuracy and evaluated the relevance of the underlying historical data used in the Company’s linear regression models.
●	With the assistance of our credit specialists, we evaluated the reasonableness and accuracy of the linear regression models used to estimate the allowance for credit losses, including model assumptions and the selection and application of relevant risk characteristics and use of qualitative adjustments.
●	We evaluated management’s ability to accurately forecast credit losses by performing a retrospective review, which involved comparing actual credit losses to historical estimates.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

December 18, 2025

We have served as the Company’s auditor since 1910.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Deere & Company:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Deere & Company and subsidiaries (the “Company”) as of November 2, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of November 2, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended November 2, 2025, of the Company and our report dated December 18, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois

December 18, 2025

Index to Exhibits

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation are Deere & Company
3.1	Restated Certificate of Incorporation*	Exhibit 3.1 to Form 10-Q of registrant for the quarter ended July 28, 2019
3.2	Certificate of Designation Preferences and Rights of Series A Participating Preferred Stock*	Exhibit 3.2 to Form 10-K of registrant for the year ended October 31, 1998
3.3	Bylaws, as amended*	Exhibit 3.2 to Form 10-Q of registrant for the quarter ended July 30, 2023
4.1	Form of common stock certificate*	Exhibit 4.6 to Form 10-K of registrant for the year ended October 31, 1998
4.2	Indenture, dated September 25, 2008 between the registrant and The Bank of New York Mellon as Trustee*	Exhibit 4.1 to the registration statement on Form S-3ASR no, 333-153704 filed September 26, 2008
4.3	Indenture, dated June 15, 2020, among Deere Funding Canada Corporation, as issuer, the registrant, as guarantor, and The Bank of New York Mellon, as Trustee*	Exhibit 4.3 to the registration statement on Form S-3ASR no 333-239165 filed June 15, 2020
4.4

Terms and Conditions of the Euro Medium Term Notes, published June 11, 2025, applicable to the U.S. $9,000,000,000 Euro Medium Term Note Programme of the registrant, John Deere Capital Corporation, John Deere Bank S.A., and John Deere Cash Management.

Filed herewith
4.5	Description of Deere & Company’s Common Stock*	Exhibit 4.4 to Form 10-K of the registrant for the year ended November 3, 2019
4.6	Description of Deere & Company’s 6.55% Debentures Due 2028*	Exhibit 4.6 to Form 10-K of registrant for the year ended November 3, 2019

Certain instruments relating to long-term debt constituting less than 10% of the registrant’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will furnish copies of such instrument to the Commission upon request.

10.1	Agreement, as amended November 1, 1994, between the registrant and John Deere Capital Corporation concerning agricultural retail notes*	Exhibit 10.1 to Form 10-K of registrant for the year ended October 31, 1998
10.2	Agreement, as amended November 1, 1994, between the registrant and John Deere Capital Corporation concerning lawn and grounds care retail notes*	Exhibit 10.2 to Form 10-K of registrant for the year ended October 31, 1998
10.3	Agreement, as amended November 1, 1994, between John Deere Construction Equipment Company and John Deere Capital Corporation concerning construction retail notes*	Exhibit 10.3 to Form 10-K of registrant for the year ended October 31, 1998
10.4	Agreement, dated July 14, 1997, between John Deere Construction Equipment Company and John Deere Capital Corporation concerning construction retail notes*	Exhibit 10.4 to Form 10-K of registrant for the year ended October 31, 2003
10.5

Second Amended Agreement, dated March 27, 2023, between the registrant and John Deere Capital Corporation relating to fixed charges ratio, ownership, and minimum net worth of John Deere Capital Corporation*

Exhibit 10.4 to Form 10-Q of registrant for the quarter ended April 30, 2023
10.6†	Deere & Company Voluntary Deferred Compensation Plan, as amended October 31, 2024*	Exhibit 10.6 to Form 10-K of registrant of the year ended October 27, 2024
10.7†	John Deere Short-Term Incentive Bonus Plan, as amended October 27, 2023*	Exhibit 10.1 to Form 8-K of registrant filed October 30, 2023
10.8†	John Deere Long-Term Incentive Cash Plan*	Appendix C to Proxy Statement of registrant filed January 12, 2018
10.9†	John Deere Omnibus Equity and Incentive Plan, as amended February 25, 2015*	Appendix D to Proxy Statement of registrant filed January 14, 2015
10.10†	Form of Terms and Conditions for John Deere Nonqualified Stock Options granted fiscal 2025*	Exhibit 10.4 to Form 10-Q of registrant for the quarter ended April 27, 2025
10.11†	Form of Terms and Conditions for John Deere Restricted Stock Units granted fiscal 2025*	Exhibit 10.5 to Form 10-Q of registrant for the quarter ended April 27, 2025
10.12†	Form of Terms and Conditions for John Deere Performance Stock Options granted fiscal 2025*	Exhibit 10.6 to Form 10-Q of registrant for the quarter ended April 27, 2025
10.13†	Form of Terms and Conditions for John Deere Nonqualified Stock Options granted fiscal 2024*	Exhibit 10.10 to Form 10-K of registrant for the year ended October 27, 2024

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation are Deere & Company
10.14†	Form of Terms and Conditions for John Deere Restricted Stock Units granted fiscal 2024*	Exhibit 10.11 to Form 10-K of registrant for the year ended October 27, 2024
10.15†	Form of Terms and Conditions for John Deere Performance Stock Options granted fiscal 2024*	Exhibit 10.12 to Form 10-K of registrant for the year ended October 27, 2024
10.16†	Form of Terms and Conditions for John Deere Nonqualified Stock Options granted fiscal 2023*	Exhibit 10.10 to Form 10-K of registrant for the year ended October 29, 2023
10.17†	Form of Terms and Conditions for John Deere Restricted Stock Units and Performance Stock Units granted fiscal 2023*	Exhibit 10.11 to Form 10-K of registrant for the year ended October 29, 2023
10.18†	Form of Terms and Conditions for John Deere Nonqualified Stock Options granted fiscal 2022*	Exhibit 10.10 to Form 10-K of registrant for the year ended October 30, 2022
10.19†	Form of Terms and Conditions for John Deere Nonqualified Stock Options granted fiscal 2021*	Exhibit 10.10 to Form 10-K of registrant for the year ended October 31, 2021
10.20†	Form of John Deere Restricted Stock Unit Grant for Directors*	Exhibit 10.16 to Form 10-K of registrant for the year ended October 29, 2023
10.21†	Form of John Deere Restricted Stock Unit Grant for Directors*	Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2008
10.22†	Form of Terms and Conditions for Deere & Company Nonemployee Director Stock Ownership Plan*	Exhibit 10.13 to Form 10-K of registrant for the year ended October 31, 2021
10.23†	John Deere Defined Contribution Restoration Plan, as amended October 31, 2024*	Exhibit 10.21 to Form 10-K of registrant for the year ended October 27, 2024
10.24†	John Deere Supplemental Pension Benefit Plan, as amended December 31, 2020*	Exhibit 10.15 to Form 10-K of registrant for the year ended October 31, 2021
10.25†	John Deere Senior Supplementary Pension Benefit Plan, as amended October 31, 2022*	Exhibit 10.23 to Form 10-K of registrant for the year ended October 27, 2024
10.26†	John Deere ERISA Supplementary Pension Benefit Plan, as amended October 31, 2022*	Exhibit 10.1 to Form 10-Q of registrant for the quarter ended January 29, 2023
10.27†	Deere & Company Nonemployee Director Stock Ownership Plan, as amended February 29, 2012*	Appendix A to Proxy Statement of registrant filed on January 13, 2012
10.28†	Deere & Company Nonemployee Director Stock Ownership Plan, as amended February 23, 2022*	Appendix C to Proxy Statement of registrant filed on January 7, 2022
10.29†	Deere & Company Nonemployee Director Deferred Compensation Plan, as amended October 31, 2024	Filed herewith
10.30†	Amended and Restated Change in Control Severance Program of Deere & Company, effective August 29, 2023*	Exhibit 10.1 to Form 10-Q of registrant for the quarter ended July 30, 2023
10.31†	John Deere 2020 Equity and Incentive Plan*	Appendix C to Proxy Statement of registrant filed January 10, 2020
10.32	Asset Purchase Agreement, dated October 29, 2001, between the registrant and Deere Capital, Inc. concerning the sale of trade receivables*	Exhibit 10.19 to Form 10-K of registrant for the year ended October 31, 2001
10.33

Second Amendment, dated February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between the registrant and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) *

Exhibit 10.1 to Form 10-Q of the registrant for the quarter ended February 2, 2020
10.34	Asset Purchase Agreement, dated October 29, 2001, between John Deere Construction & Forestry Company and Deere Capital, Inc. concerning the sale of trade receivables*	Exhibit 10.20 to Form 10-K registrant for the year ended October 31, 2001
10.35

Second Amendment, dated February 21, 2020, to the Asset Purchase Agreement dated October 29, 2001, between John Deere Construction & Forestry Company and Deere Capital, Inc. (including conformed copy of the Asset Purchase Agreement as Exhibit A thereto) *

Exhibit 10.2 to Form 10-Q of registrant for the quarter ended February 2, 2020
10.36

2028 Credit Agreement, dated March 24, 2025, among the registrant John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent*

Exhibit 10.2 to Form 10-Q of registrant for the quarter ended April 27, 2025

Exhibit Number	Description of Exhibit	The Filings Referenced for Incorporation are Deere & Company
10.37

2030 Credit Agreement, dated March 24, 2025, among the registrant, John Deere Capital Corporation, John Deere Bank, S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent*

Exhibit 10.3 to Form 10-Q of registrant for the quarter ended April 27, 2025
10.38

364-Day Credit Agreement, dated March 24, 2025, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Citibank, N.A., as Co-Syndication Agents, and J.P. Morgan Securities LLC, as Sustainability Structuring Agent*

Exhibit 10.1 to Form 10-Q of registrant for the quarter ended April 27, 2025
19	Global Insider Trader Policy*	Exhibit 19 to Form 10-K of registrant for the year ended October 27, 2024
21	Subsidiaries	Filed herewith
22	List of Guarantors and Subsidiary Issuers of Guaranteed Securities	Filed herewith
23	Consent of Deloitte & Touche	Filed herewith
24	Power of Attorney (included on signature page)	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification	Filed herewith
32	Section 1350 Certifications	Furnished herewith

97	Incentive Compensation Recovery Policy effective August 29, 2023*	Exhibit 10.27 to Form 10-K of registrant for the year ended October 29, 2023

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Date File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference.

† Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEERE & COMPANY

By:	/s/ John C. May
John C. May
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: December 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Each person signing below also hereby appoints John C. May, Joshua A. Jepsen, and Kellye L. Walker, and each of them singly, his or her lawful attorney-in-fact with full power to execute and file any and all amendments to this report together with exhibits thereto and generally to do all such things as such attorney-in-fact may deem appropriate to enable Deere & Company to comply with the provisions of the Securities Exchange Act of 1934 and all requirements of the Securities and Exchange Commission.

Signature	Title		Date

/s/ Leanne G. Caret	Director	)	December 18, 2025
Leanne G. Caret		)
)
)
/s/ Tamra A. Erwin	Director	)
Tamra A. Erwin		)
)
)
/s/ R. Preston Feight	Director	)
R. Preston Feight		)
)
)
/s/ Alan C. Heuberger	Director	)
Alan C. Heuberger		)
)
)
/s/ L. Neil Hunn	Director	)
L. Neil Hunn		)
)
)
/s/ Joshua A. Jepsen	Senior Vice President and	)
Joshua A. Jepsen	Chief Financial Officer	)
	(Principal Financial Officer and Principal	)
Accounting Officer))
)
)
/s/ Michael O. Johanns	Director	)
Michael O. Johanns		)
)
)
/s/ John C. May	Chairman and Chief Executive Officer	)
John C. May	(Principal Executive Officer))
)
)

/s/ Gregory R. Page	Director	)
Gregory R. Page		)
)
)
/s/ Dmitri L. Stockton	Director	)
Dmitri L. Stockton		)
)
)
/s/ Sheila G. Talton	Director	)
Sheila G. Talton		)