Form 10-Q
period 2026-02-01
DEERE & CO
filed 2026-02-26
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2026

or

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

Yes ☐ No ☒

At February 1, 2026, 270,107,282 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED INCOME
For the Three Months Ended February 1, 2026 and January 26, 2025
(In millions of dollars and shares except per share amounts) Unaudited
	2026	2025
Net Sales and Revenues
Net sales	$8,001	$6,809
Finance and interest income	1,343	1,453
Other income	267	246
Total	9,611	8,508

Costs and Expenses
Cost of sales	6,280	5,037
Research and development expenses	554	526
Selling, administrative and general expenses	972	972
Interest expense	719	829
Other operating expenses	250	249
Total	8,775	7,613

Income of Consolidated Group before Income Taxes	836	895
Provision for income taxes	196	27

Income of Consolidated Group	640	868
Equity in income (loss) of unconsolidated affiliates	15	(1)

Net Income	655	867
Less: Net loss attributable to noncontrolling interests	(1)	(2)
Net Income Attributable to Deere & Company	$656	$869

Per Share Data
Basic	$2.43	$3.20
Diluted	2.42	3.19
Dividends declared	1.62	1.62
Dividends paid	1.62	1.47

Average Shares Outstanding
Basic	270.3	271.6
Diluted	270.9	272.3

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three Months Ended February 1, 2026 and January 26, 2025
(In millions of dollars) Unaudited
	2026	2025
Net Income	$655	$867

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(1)	3
Cumulative translation adjustment	374	(451)
Unrealized loss on derivatives	(5)	(1)
Unrealized gain (loss) on debt securities	2	(15)
Other Comprehensive Income (Loss), Net of Income Taxes	370	(464)

Comprehensive Income	1,025	403
Less: Comprehensive income (loss) attributable to noncontrolling interests	2	(5)
Comprehensive Income Attributable to Deere & Company	$1,023	$408

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars) Unaudited
	February 1	November 2	January 26
	2026	2025	2025
Assets
Cash and cash equivalents	$6,798	$8,276	$6,601
Marketable securities	1,398	1,411	1,214
Trade accounts and notes receivable – net	5,993	5,317	4,931
Financing receivables – net	42,113	44,575	41,396
Financing receivables securitized – net	6,479	6,831	8,257
Other receivables	2,411	2,403	2,979
Equipment on operating leases – net	7,512	7,600	7,157
Inventories	8,286	7,406	7,744
Property and equipment – net	8,084	8,079	7,425
Goodwill	4,280	4,188	3,872
Other intangible assets – net	880	892	937
Retirement benefits	3,378	3,273	3,018
Deferred income taxes	2,268	2,284	1,852
Other assets	3,556	3,461	2,807
Assets held for sale			2,929
Total Assets	$103,436	$105,996	$103,119

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$14,392	$13,796	$12,811
Short-term securitization borrowings	6,283	6,596	8,014
Accounts payable and accrued expenses	12,533	13,909	12,162
Deferred income taxes	434	434	448
Long-term borrowings	41,804	43,544	43,556
Retirement benefits and other liabilities	1,633	1,710	1,734
Liabilities held for sale			1,830
Total liabilities	77,079	79,989	80,555

Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	50	51	78

Stockholders’ Equity
Common stock, $1 par value (issued shares at February 1, 2026 – 536,431,204)	5,715	5,668	5,526
Common stock in treasury	(36,645)	(36,362)	(35,709)
Retained earnings	59,895	59,676	56,829
Accumulated other comprehensive income (loss)	(2,665)	(3,032)	(4,167)
Total Deere & Company stockholders’ equity	26,300	25,950	22,479
Noncontrolling interests	7	6	7
Total stockholders’ equity	26,307	25,956	22,486
Total Liabilities and Stockholders’ Equity	$103,436	$105,996	$103,119

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Three Months Ended February 1, 2026 and January 26, 2025
(In millions of dollars) Unaudited
	2026	2025
Cash Flows from Operating Activities
Net income	$655	$867
Adjustments to reconcile net income to net cash used for operating activities:
Provision for credit losses	36	69
Depreciation and amortization	590	549
Impairments and other adjustments		(32)
Share-based compensation expense	41	28
Provision for deferred income taxes	18	208
Changes in assets and liabilities:
Receivables related to sales	350	1,063
Inventories	(746)	(795)
Accounts payable and accrued expenses	(1,486)	(1,845)
Accrued income taxes payable/receivable	(88)	(540)
Retirement benefits	(194)	(688)
Other	(66)	(16)
Net cash used for operating activities	(890)	(1,132)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	8,098	8,137
Proceeds from maturities and sales of marketable securities	144	61
Proceeds from sales of equipment on operating leases	377	433
Cost of receivables acquired (excluding receivables related to sales)	(6,023)	(6,045)
Purchases of marketable securities	(129)	(141)
Purchases of property and equipment	(256)	(352)
Cost of equipment on operating leases acquired	(432)	(439)
Collections of receivables from unconsolidated affiliates	105
Collateral on derivatives – net	(11)	(191)
Other	(51)	(47)
Net cash provided by investing activities	1,822	1,416

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	848	(1,484)
Proceeds from borrowings issued (original maturities greater than three months)	780	3,168
Payments of borrowings (original maturities greater than three months)	(3,360)	(1,753)
Repurchases of common stock	(302)	(441)
Dividends paid	(441)	(403)
Other	(15)	(10)
Net cash used for financing activities	(2,490)	(923)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	98	(87)

Net Decrease in Cash, Cash Equivalents, and Restricted Cash	(1,460)	(726)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	8,533	7,633
Cash, Cash Equivalents, and Restricted Cash at End of Period	$7,073	$6,907

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$6,798	$6,601
Cash, cash equivalents, and restricted cash (Assets held for sale)		116
Restricted cash (Other assets)	275	190
Total Cash, Cash Equivalents, and Restricted Cash	$7,073	$6,907

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three Months Ended February 1, 2026 and January 26, 2025
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest
Balance October 27, 2024	$22,843	$5,489	$(35,349)	$56,402	$(3,706)	$7	$82
Net income (loss)	869			869			(2)
Other comprehensive loss	(461)				(461)		(3)
Repurchases of common stock	(384)		(384)
Treasury shares reissued	24		24
Dividends declared	(441)			(441)
Share based awards and other	36	37		(1)			1
Balance January 26, 2025	$22,486	$5,526	$(35,709)	$56,829	$(4,167)	$7	$78

Balance November 2, 2025	$25,956	$5,668	$(36,362)	$59,676	$(3,032)	$6	$51
Net income (loss)	656			656			(1)
Other comprehensive income	367				367		3
Repurchases of common stock	(303)	(4)	(299)
Treasury shares reissued	16		16
Dividends declared	(439)			(439)
Share based awards and other	54	51		2		1	(3)
Balance February 1, 2026	$26,307	$5,715	$(36,645)	$59,895	$(2,665)	$7	$50

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

We use a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The first quarter ends for fiscal years 2026 and 2025 were February 1, 2026, and January 26, 2025, respectively. Both periods contained 13 weeks. Fiscal year 2025 contained 53 weeks, with the additional week occurring in the fourth quarter. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years generally ending near the end of October and the associated periods in those fiscal years.

All amounts are presented in millions of U.S. dollars, unless otherwise specified. Certain prior period amounts have been reclassified to conform to current period presentation.

Variable Interest Entities

We consolidate certain variable interest entities (VIEs) related to retail note securitizations (see Note 10).

We have a 50% ownership interest in Banco John Deere S.A. (BJD), an equity method investment that finances retail and wholesale loans for agricultural, construction, and forestry equipment in Brazil. This investment was established in February 2025 through the sale of 50% ownership of a former subsidiary (see Note 21). BJD is a VIE as we provide funding and are exposed to losses that are disproportionate to our voting rights. However, we are not the primary beneficiary of the VIE because the power over significant activities, including the strategic plan, budget, credit policies, and funding guidelines, is shared among equity holders through an equally represented board of directors.

Financial results of BJD are reported in “Equity in income (loss) of unconsolidated affiliates.” The related investment in unconsolidated affiliates is included in “Other assets” on the condensed consolidated balance sheets, while short-term and long-term funding is recorded in receivables from unconsolidated affiliates and included in “Other receivables.”

Our carrying value of receivables from and investments in BJD and maximum exposure to loss were as follows:

	February 1	November 2
	2026	2025
Receivables from unconsolidated affiliates – "Other receivables"	$306	$394
Investments in unconsolidated affiliates – "Other assets"	389	405
Carrying value of assets related to VIE	695	799
Guarantees	164	157
Maximum exposure to loss	$859	$956

Guarantees primarily include BJD debt related to government funding that existed prior to the deconsolidation of BJD. We did not record a contractual liability related to these guarantees on our condensed consolidated balance sheets.

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

Accounting Pronouncements to be Adopted

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and cash taxes paid both in the U.S. and foreign jurisdictions. The ASU will be effective for us beginning with our annual reporting for fiscal year 2026. We are assessing the effect of this update on our related disclosures. The adoption will not have a material impact on our consolidated financial statements.

We will also adopt the following standards in future periods, none of which are expected to have a material effect on our consolidated financial statements. All other accounting standards issued but not yet adopted were not applicable to us.

No. 2025-12 — Codification Improvements
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

(3)  Revenue Recognition

Our net sales and revenues by primary geographic market, major product line, and timing of revenue recognition follow:

Three Months Ended February 1, 2026	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$1,226	$1,106	$1,577	$1,051	$4,960
Canada	398	101	136	191	826
Western Europe	464	486	426	54	1,430
Central Europe and CIS	172	60	76	2	310
Latin America	684	95	231	32	1,042
Asia, Africa, Oceania, and Middle East	325	376	288	54	1,043
Total	$3,269	$2,224	$2,734	$1,384	$9,611

Major product lines:
Production agriculture	$3,093				$3,093
Small agriculture		$1,527			1,527
Turf		576			576
Construction			$1,111		1,111
Compact construction			468		468
Roadbuilding			772		772
Forestry			269		269
Financial products	57	27	18	$1,384	1,486
Other	119	94	96		309
Total	$3,269	$2,224	$2,734	$1,384	$9,611

Revenue recognized:
At a point in time	$3,164	$2,174	$2,695	$33	$8,066
Over time	105	50	39	1,351	1,545
Total	$3,269	$2,224	$2,734	$1,384	$9,611

Three Months Ended January 26, 2025	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$1,555	$949	$1,113	$1,085	$4,702
Canada	354	79	101	187	721
Western Europe	277	352	344	43	1,016
Central Europe and CIS	67	39	71	4	181
Latin America	715	80	205	96	1,096
Asia, Africa, Oceania, and Middle East	205	308	224	55	792
Total	$3,173	$1,807	$2,058	$1,470	$8,508

Major product lines:
Production agriculture	$3,002				$3,002
Small agriculture		$1,234			1,234
Turf		463			463
Construction			$770		770
Compact construction			361		361
Roadbuilding			596		596
Forestry			226		226
Financial products	55	33	21	$1,470	1,579
Other	116	77	84		277
Total	$3,173	$1,807	$2,058	$1,470	$8,508

Revenue recognized:
At a point in time	$3,086	$1,760	$2,028	$29	$6,903
Over time	87	47	30	1,441	1,605
Total	$3,173	$1,807	$2,058	$1,470	$8,508

We invoice in advance of recognizing the revenue of certain products and services. These relate to extended warranty premiums, advance payments for future equipment sales, and subscription and service revenue related to precision guidance, telematic services, and other information enabled solutions. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses.” The deferred revenue received, but not recognized in revenue, was $2,121, $2,039, and $2,027 at February 1, 2026, November 2, 2025, and January 26, 2025, respectively. The contract liability is reduced as the revenue is recognized. Revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of the fiscal year was $265 and $197 during the three months ended February 1, 2026, and January 26, 2025, respectively.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year was $1,811 at February 1, 2026. The estimated revenue to be recognized by fiscal year follows: remainder of 2026 – $465, 2027 – $529, 2028 – $351, 2029 – $213, 2030 – $127, 2031 – $77, and later years – $49. As permitted, we elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are for sales to dealers and retail customers for equipment, service parts, repair services, and certain telematics services.

(4)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) follow:

	February 1	November 2	January 26
	2026	2025	2025
Retirement benefits adjustment	$(1,183)	$(1,182)	$(1,271)
Cumulative translation adjustment	(1,382)	(1,753)	(2,734)
Unrealized loss on derivatives	(59)	(54)	(73)
Unrealized loss on debt securities	(41)	(43)	(89)
Accumulated other comprehensive income (loss)	$(2,665)	$(3,032)	$(4,167)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended February 1, 2026	Amount	Credit	Amount
Cumulative translation adjustment	$371		$371
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(2)		(2)
Reclassification of realized (gain) loss to Interest expense	(4)	$1	(3)
Net unrealized gain (loss) on derivatives	(6)	1	(5)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	4	(2)	2
Net unrealized gain (loss) on debt securities	4	(2)	2
Retirement benefits adjustment:
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(12)	3	(9)
Prior service (credit) cost	10	(2)	8
Net unrealized gain (loss) on retirement benefits adjustment	(2)	1	(1)
Total other comprehensive income (loss)	$367		$367

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended January 26, 2025	Amount	Credit	Amount
Cumulative translation adjustment	$(449)	$1	$(448)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	7	(2)	5
Reclassification of realized (gain) loss to Interest expense	(8)	2	(6)
Net unrealized gain (loss) on derivatives	(1)		(1)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(19)	4	(15)
Net unrealized gain (loss) on debt securities	(19)	4	(15)
Retirement benefits adjustment:
Net actuarial gain (loss)	6	(1)	5
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(11)	3	(8)
Prior service (credit) cost	9	(3)	6
Net unrealized gain (loss) on retirement benefits adjustment	4	(1)	3
Total other comprehensive income (loss)	$(465)	$4	$(461)

(5)  EARNINGS Per Share

A reconciliation of basic and diluted earnings per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended
	February 1	January 26
	2026	2025
Net income attributable to Deere & Company	$656	$869
Average shares outstanding	270.3	271.6
Basic earnings per share	$2.43	$3.20

Average shares outstanding	270.3	271.6
Effect of dilutive stock options and unvested restricted stock units	.6	.7
Total potential shares outstanding	270.9	272.3
Diluted earnings per share	$2.42	$3.19

Shares excluded as antidilutive	.2	.3

(6)  Pension and Other Postretirement Benefits

We have several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans. These plans cover U.S. employees and certain foreign employees. The components of net periodic pension and OPEB (benefit) cost excluding the service cost component are included in the line item “Other operating expenses.”

The components of net periodic pension and OPEB (benefit) cost consisted of the following:

	Three Months Ended
	February 1	January 26
	2026	2025
Pensions:
Service cost	$59	$65
Interest cost	125	128
Expected return on plan assets	(249)	(254)
Amortization of actuarial gain	(2)	(1)
Amortization of prior service cost	10	10
Net benefit	$(57)	$(52)

OPEB:
Service cost	$4	$5
Interest cost	37	40
Expected return on plan assets	(41)	(28)
Amortization of actuarial gain	(10)	(10)
Amortization of prior service credit		(1)
Net (benefit) cost	$(10)	$6

During the first three months of 2026, we contributed and expect to contribute the following amounts to our pension and OPEB plans:

	Pensions	OPEB
Contributed	$30	$110
Expected contributions remainder of the year	70	40

(7)  INCOME TAXES

The effective tax rate for the three months ended February 1, 2026, and January 26, 2025, was 23.4% and 3.0%, respectively. The effective tax rate in the first quarter of 2025 was impacted by favorable net discrete tax items (see Note 21).

(8)  SEGMENT DATA

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

The CEO evaluates the performance of the business segments based on operating profit, which for FS includes interest income and interest expense, and on identifiable segment operating assets. Segment operating profit and operating assets are measured using accounting policies consistent with those applied in the consolidated financial statements. Because of integrated manufacturing operations and common administrative and marketing support, a substantial number of allocations must be made to determine operating segment data. Intersegment transactions are primarily made between the FS segment and PPA, SAT, and CF segments, and are recognized at current market prices.

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

Information relating to operations by operating segment was as follows:

Three Months Ended February 1, 2026	PPA	SAT	CF	FS	Total
External net sales	$3,163	$2,168	$2,670		$8,001
External finance and interest income	12	10	5	$1,260	1,287
External other income	57	36	48	124	265
Intersegment income	54	9	8	104	175
Total segment net sales and revenues	3,286	2,223	2,731	1,488	9,728
Cost of sales	(2,476)	(1,633)	(2,182)		(6,291)
Interest expense				(664)	(664)
Other segment items*	(671)	(394)	(412)	(523)	(2,000)
Segment operating profit	$139	$196	$137	$301	$773

Three Months Ended January 26, 2025	PPA	SAT	CF	FS	Total
External net sales	$3,067	$1,748	$1,994		$6,809
External finance and interest income	9	9	2	$1,363	1,383
External other income	56	33	45	107	241
Intersegment income	57	5	2	103	167
Total segment net sales and revenues	3,189	1,795	2,043	1,573	8,600
Cost of sales	(2,164)	(1,297)	(1,584)		(5,045)
Interest expense				(766)	(766)
Other segment items*	(687)	(374)	(394)	(541)	(1,996)
Segment operating profit	$338	$124	$65	$266	$793

* Other segment items for PPA, SAT, and CF include selling, administrative and general expenses; advertising; engineering; research and development; equity in income (loss) of unconsolidated affiliates; and other miscellaneous operating expenses. Financial Services other segment items include selling, administrative and general expenses; foreign exchange gains and losses; equity in income (loss) of unconsolidated affiliates; and other miscellaneous operating expenses.

A reconciliation of segment net sales and revenues and segment net income to consolidated net sales and revenues and consolidated net income follows:

	Three Months Ended
	February 1	January 26
	2026	2025
Reconciliation of net sales and revenues
Segment net sales and revenues	$9,728	$8,600
External other income*	58	75
Elimination of intersegment revenues	(175)	(167)
Net sales and revenues	$9,611	$8,508

Reconciliation of net income
Segment operating profit	$773	$793
Interest income – excluding FS	93	90
Interest expense – excluding FS	(93)	(84)
Pension and OPEB benefit, excluding service cost component	130	116
Corporate other – net**	(52)	(21)
Income taxes	(196)	(27)
Net income	$655	$867

* External other income includes corporate investment income, corporate interest income, and other miscellaneous revenue items that are included in “Finance and interest income” and “Other income” on the statements of consolidated income.

** Corporate other – net includes certain foreign exchange gains and losses, certain investment income, and certain corporate administrative and general expenses.

Additional operating segment information was as follows:

	Three Months Ended
	February 1	January 26
	2026	2025
Depreciation* and amortization expense
PPA	$171	$166
SAT	75	65
CF	96	88
FS	274	265
Intersegment	(26)	(35)
Total	$590	$549

Capital additions
PPA	$74	$87
SAT	32	35
CF	48	78
FS
Total	$154	$200

* Depreciation includes depreciation for equipment on operating leases.

	February 1	November 2	January 26
	2026	2025	2025
Total Assets
PPA	$9,123	$8,787	$8,773
SAT	4,335	3,987	4,179
CF	8,043	7,792	7,237
FS	67,904	70,021	69,686
Corporate*	14,031	15,409	13,244
Total Assets	$103,436	$105,996	$103,119

Equity investment in unconsolidated affiliates
PPA	$10	$11	$12
SAT	38	37	59
CF
FS	450	462	48
Total	$498	$510	$119

* Corporate assets are managed on a consolidated basis, including cash and cash equivalents, retirement benefit net assets, goodwill, and deferred income tax assets.

(9)  Financing Receivables

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

The credit quality and aging analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows:

	February 1, 2026
	2026	2025	2024	2023	2022	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$2,265	$11,250	$7,550	$4,637	$2,574	$1,218	$3,210	$32,704
30-59 days past due	6	117	89	57	30	15	100	414
60-89 days past due		44	38	25	14	6	12	139
90+ days past due		2	2	1	1	2		8
Non-performing		52	141	102	63	46	12	416
Construction and forestry
Current	953	2,915	1,793	865	362	92	108	7,088
30-59 days past due	7	68	52	33	11	5	5	181
60-89 days past due		23	27	14	4	2	2	72
90+ days past due		1	7	2	3			13
Non-performing		48	90	71	33	23	1	266
Total retail customer receivables	$3,231	$14,520	$9,789	$5,807	$3,095	$1,409	$3,450	$41,301

Write-offs for the three months ended February 1, 2026:
Agriculture and turf		$4	$7	$6	$3	$2	$9	$31
Construction and forestry		8	7	7	2	1	1	26
Total		$12	$14	$13	$5	$3	$10	$57

	November 2, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$12,380	$8,389	$5,228	$3,003	$1,310	$281	$4,608	$35,199
30-59 days past due	36	73	59	38	15	7	37	265
60-89 days past due	14	37	28	13	8	2	10	112
90+ days past due	1	2		1	2			6
Non-performing	41	109	98	57	30	17	14	366
Construction and forestry
Current	3,175	2,038	1,034	463	130	12	124	6,976
30-59 days past due	42	47	31	12	4	1	5	142
60-89 days past due	21	17	12	8	1	1	2	62
90+ days past due	1	6	3	2		1		13
Non-performing	31	94	78	38	19	7	1	268
Total retail customer receivables	$15,742	$10,812	$6,571	$3,635	$1,519	$329	$4,801	$43,409

Write-offs for the twelve months ended November 2, 2025:
Agriculture and turf	$6	$32	$34	$21	$9	$7	$102	$211
Construction and forestry	9	38	29	12	3	3	7	101
Total	$15	$70	$63	$33	$12	$10	$109	$312

	January 26, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$2,421	$12,687	$7,437	$4,560	$2,387	$903	$3,027	$33,422
30-59 days past due	8	113	94	51	27	12	128	433
60-89 days past due	1	44	38	21	10	5	24	143
90+ days past due		2	1		4			7
Non-performing		44	120	81	49	33	15	342
Construction and forestry
Current	883	2,834	1,614	880	349	73	99	6,732
30-59 days past due	7	72	45	29	11	3	5	172
60-89 days past due		30	21	11	4	1	3	70
90+ days past due		4	2	3		1		10
Non-performing		66	100	56	33	15	1	271
Total retail customer receivables	$3,320	$15,896	$9,472	$5,692	$2,874	$1,046	$3,302	$41,602

Write-offs for the three months ended January 26, 2025:
Agriculture and turf		$5	$9	$6	$2	$3	$10	$35
Construction and forestry		9	8	4	1	1	3	26
Total		$14	$17	$10	$3	$4	$13	$61

The credit quality and aging analysis of wholesale receivables was as follows:

	February 1	November 2	January 26
	2026	2025	2025
Wholesale receivables:
Agriculture and turf
Current	$6,128	$6,731	$7,098
30+ days past due	1
Non-performing	3		1
Construction and forestry
Current	1,407	1,524	1,200
30+ days past due
Non-performing	6
Total wholesale receivables	$7,545	$8,255	$8,299

An analysis of the allowance for credit losses and investment in financing receivables follows:

	Three Months Ended February 1, 2026
	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Allowance:
Beginning of period balance	$249	$7	$2	$258
Provision (credit)	38	(1)		37
Write-offs	(47)	(10)		(57)
Recoveries	4	11		15
Translation adjustments	1			1
End of period balance	$245	$7	$2	$254

Financing receivables:
End of period balance	$37,851	$3,450	$7,545	$48,846

	Three Months Ended January 26, 2025
	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total
Allowance:
Beginning of period balance	$219	$8	$2	$229
Provision	68	2		70
Write-offs	(48)	(13)		(61)
Recoveries	2	9		11
Translation adjustments	(1)			(1)
End of period balance	$240	$6	$2	$248

Financing receivables:
End of period balance	$38,300	$3,302	$8,299	$49,901

The allowance for credit losses on retail notes and financing lease receivables decreased in the first quarter of 2026, primarily due to a decline in the balance of financing receivables.

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

The ending amortized cost of financing receivables modified with borrowers experiencing financial difficulty was as follows:

	Three Months Ended
	February 1	January 26
	2026	2025
Modified financing receivables	$64	$28
Percent of financing receivables portfolio	0.13%	0.06%

Modifications offered include payment deferrals, term extensions, or a combination thereof. The weighted-average effects for contract modifications were as follows in months:

	Three Months Ended
	February 1	January 26
	2026	2025
Payment deferral	7	8
Term extension	12	12
Combination modifications
Payment deferral	10	4
Term extension	20	6

We continue to monitor the performance of financing receivables that are modified with borrowers experiencing financial difficulty. The ending amortized cost and performance of financing receivables modified during the prior twelve months ended February 1, 2026, and January 26, 2025, were as follows:

	February 1	January 26
	2026	2025
Current	$169	$74
30-59 days past due	13	7
60-89 days past due	8	4
90+ days past due		3
Non-performing	18	13
Total	$208	$101

Defaults and subsequent write-offs of loans modified in the prior twelve months were not significant during the three months ended February 1, 2026, and January 26, 2025. At February 1, 2026, commitments to provide additional financing to these customers were not significant.

(10)  Securitization of Financing Receivables

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

The components of securitization programs were as follows:

	February 1	November 2	January 26
	2026	2025	2025
Financing receivables securitized (retail notes)	$6,518	$6,872	$8,307
Allowance for credit losses	(39)	(41)	(50)
Other assets (primarily restricted cash)	168	171	182
Total restricted securitized assets	$6,647	$7,002	$8,439

Short-term securitization borrowings	$6,283	$6,596	$8,014
Accrued interest on borrowings	13	15	11
Total liabilities related to restricted securitized assets	$6,296	$6,611	$8,025

(11)  Inventories

A majority of inventories owned by us are valued at cost on the “last-in, first-out” (LIFO) basis. If all inventories valued on a LIFO basis had been valued on a “first-in, first-out” (FIFO) basis, the estimated inventories by major classification would have been as follows:

	February 1	November 2	January 26
	2026	2025	2025
Raw materials and supplies	$3,738	$3,402	$3,549
Work-in-process	1,106	956	1,046
Finished goods and parts	6,351	5,769	6,055
Total FIFO value	11,195	10,127	10,650
Excess of FIFO over LIFO	2,909	2,721	2,906
Inventories	$8,286	$7,406	$7,744

(12)  Goodwill and Other Intangible Assets – Net

The changes in amounts of goodwill by operating segments were as follows.

	PPA	SAT	CF	Total
Goodwill at October 27, 2024	$701	$365	$2,893	$3,959
Translation adjustments	(11)	(4)	(72)	(87)
Goodwill at January 26, 2025	$690	$361	$2,821	$3,872

Goodwill at November 2, 2025	$744	$393	$3,051	$4,188
Translation adjustments	6	3	83	92
Goodwill at February 1, 2026	$750	$396	$3,134	$4,280

The components of other intangible assets were as follows:

	February 1	November 2	January 26
	2026	2025	2025
Customer lists and relationships	$491	$482	$490
Technology, patents, trademarks, and other	1,554	1,518	1,392
Total at cost	2,045	2,000	1,882
Less accumulated amortization:
Customer lists and relationships	(272)	(260)	(229)
Technology, patents, trademarks, and other	(893)	(848)	(716)
Total accumulated amortization	(1,165)	(1,108)	(945)
Other intangible assets – net	$880	$892	$937

The amortization expense of other intangible assets in the first quarter of 2026 and 2025 was $34 and $41, respectively. The estimated amortization expense for the next five years is as follows: remainder of 2026 – $109, 2027 – $136, 2028 – $99, 2029 – $82, 2030 – $74, and 2031 – $72.

(13)  Short-Term Borrowings

Short-term borrowings were as follows:

	February 1	November 2	January 26
	2026	2025	2025
Commercial paper	$4,327	$4,218	$2,699
Notes payable to banks	685	651	561
Finance lease obligations due within one year	38	39	34
Long-term borrowings due within one year	9,342	8,888	9,517
Short-term borrowings	$14,392	$13,796	$12,811

(14)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	February 1	November 2	January 26
	2026	2025	2025
Accounts payable:
Trade payables	$2,987	$2,985	$2,393
Dividends payable	441	443	443
Operating lease liabilities	320	314	274
Deposits withheld from dealers and merchants	138	143	136
Payables to unconsolidated affiliates	17	10	8
Other	230	191	207
Accrued expenses:
Employee benefits	530	1,577	786
Product warranties	1,311	1,259	1,360
Accrued taxes	1,001	1,155	1,111
Extended warranty premium	1,199	1,202	1,173
Dealer sales incentives	318	828	246
Unearned revenue (contractual liability)	922	837	854
Unearned operating lease revenue	519	534	474
Accrued interest	500	524	487
Derivative liabilities	593	389	750
Parts return liability	449	445	418
Other	1,058	1,073	1,042
Accounts payable and accrued expenses	$12,533	$13,909	$12,162

Amounts are presented net of eliminations, which primarily consist of dealer sales incentives with a right of set-off against trade receivables of $1,898 at February 1, 2026, $1,892 at November 2, 2025, and $1,901 at January 26, 2025. Other eliminations were made for accrued taxes and other accrued expenses.

(15)  Long-Term Borrowings

Long-term borrowings were as follows in millions:

	February 1	November 2	January 26
	2026	2025	2025
Underwritten term debt
U.S. dollar notes and debentures:
6.55% debentures due 2028	$200	$200	$200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
4.15% notes due 2030*	500	498
7.125% notes due 2031	300	300	300
5.45% notes due 2035	1,250	1,250	1,250
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
5.70% notes due 2055	750	750	750
Euro notes:
1.85% notes due 2028 (€600 principal)	718	694	625
2.20% notes due 2032 (€600 principal)	718	694	625
1.65% notes due 2039 (€650 principal)	778	752	677
Serial issuances:
Medium-term notes*	32,168	34,041	34,974
Other notes and finance lease obligations	519	470	272
Less: debt issuance costs and debt discounts	(147)	(155)	(167)
Long-term borrowings	$41,804	$43,544	$43,556

* Includes fair value hedge adjustments related to derivatives.

The 4.15% notes due 2030 listed above were issued on October 9, 2025, by Deere Funding Canada Corporation (DFCC), an indirect wholly-owned subsidiary. These notes are fully and unconditionally guaranteed on a senior unsecured basis by Deere & Company and, therefore, rank equally with all our outstanding notes and debentures. DFCC financial results were not material to our condensed consolidated financial statements or results of operations, and as a result, we have elected to exclude summarized financial information.

Medium-term notes due through 2034 are primarily offered by prospectus and issued at fixed and variable rates. All outstanding notes and debentures are senior unsecured borrowings and rank equally with each other.

The principal balances of the 4.15% notes due 2030 and medium-term notes were as follows:

	February 1	November 2	January 26
	2026	2025	2025
4.15% notes due 2030	$500	$500
Medium-term notes	32,359	34,241	$35,770

(16)  Leases – Lessor

We lease equipment manufactured or sold by us through John Deere Financial. Sales-type and direct financing leases are reported in “Financing receivables – net.” Operating leases are reported in “Equipment on operating leases – net.”

Lease revenues earned by us follow:

	Three Months Ended
	February 1	January 26
	2026	2025
Sales-type and direct finance lease revenues	$45	$47
Operating lease revenues	373	362
Variable lease revenues	6	4
Total lease revenues	$424	$413

(17)  Commitments and Contingencies

A standard warranty is provided as assurance that the equipment will function as intended. The standard warranty period varies by product and region. At the time a sale is recognized, we record an estimate of future warranty costs based on historical claims rate experience and estimated population under warranty.

The reconciliation of the changes in the warranty liability follows:

	Three Months Ended
	February 1	January 26
	2026	2025
Beginning of period balance	$1,259	$1,426
Warranty claims paid	(299)	(310)
New product warranty accruals	342	256
Foreign exchange	9	(12)
End of period balance	$1,311	$1,360

The costs for extended warranty programs are recognized as incurred.

In certain international markets, we provide guarantees to banks for the retail financing of John Deere equipment. As of February 1, 2026, the notional value of these guarantees was $141. We may repossess the equipment collateralizing the receivables. At February 1, 2026, the accrued losses under these guarantees were not material. We also had guarantees to a VIE (see Note 1) totaling $164 at February 1, 2026.

We also had other miscellaneous contingent liabilities and guarantees totaling approximately $105 at February 1, 2026. The accrued liability for these contingencies was $25 at February 1, 2026.

At February 1, 2026, we had commitments of approximately $430 for the construction and acquisition of property and equipment. Also, at February 1, 2026, we had restricted assets of $342, classified as “Other assets,” which includes restricted cash primarily related to securitization of financing receivables (see Note 10) and cash that is legally restricted as to withdrawal or usage.

We are subject to various unresolved legal actions. The total accrued losses on unresolved legal matters were approximately $175 at February 1, 2026. The accrual includes estimated total accrued losses on unresolved legal matters in connection with a consolidated multidistrict class action antitrust lawsuit, which was recorded in the fourth quarter of 2025. The accrual is based on management’s best estimate of probable losses as the outcome of litigation is inherently uncertain. We believe the reasonably possible range of losses in excess of the recorded accruals for these unresolved legal actions would not have a material effect on our consolidated financial statements. The most prevalent legal claims relate to antitrust matters (including class action litigation), product liability (including asbestos-related liability), employment, patent, and trademark.

(18)  Fair Value Measurements

The fair values of financial instruments that do not approximate the carrying values are presented in the table below. Long-term borrowings exclude finance lease liabilities.

	February 1, 2026		November 2, 2025		January 26, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net	$42,113	$42,266	$44,575	$44,779	$41,396	$41,311
Financing receivables securitized – net	6,479	6,494	6,831	6,855	8,257	8,174
Receivables from unconsolidated affiliates	306	306	392	400
Short-term securitization borrowings	6,283	6,322	6,596	6,631	8,014	8,036
Long-term borrowings due within one year	9,342	9,390	8,888	8,911	9,517	9,468
Long-term borrowings	41,730	41,721	43,471	43,527	43,483	43,172

Fair value measurements above were Level 3 for all receivables and Level 2 for all borrowings.

Fair values of the financing receivables and receivables from unconsolidated affiliates that were issued long-term were based on the discounted values of their related cash flows at interest rates currently being offered by us for similar financing receivables or at current market interest rates. The fair values of the remaining financing receivables approximated the carrying amounts. At November 2, 2025, we also had $60 marketable securities classified as held-to-maturity Level 2 international corporate debt securities that matured in the first quarter of 2026. We record held-to-maturity marketable securities at amortized cost, which approximates fair value.

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

Assets and liabilities measured at fair value on a recurring basis, excluding our cash equivalents, which were carried at a cost that approximates fair value and consist of money market funds and time deposits, and excluding our held-to-maturity debt securities, are as follows:

	February 1	November 2	January 26
	2026	2025	2025
Level 1:
Marketable securities
U.S. government debt securities	$264	$196	$301
Total Level 1 marketable securities	264	196	301

Level 2:
Marketable securities
International fixed income fund	7	7
Corporate debt securities	510	510	419
International debt securities	162	174	132
Mortgage-backed securities	228	234	174
Municipal debt securities	110	113	80
U.S. government debt securities	117	117	108
Total Level 2 marketable securities	1,134	1,155	913
Other assets – Derivatives	347	393	216
Accounts payable and accrued expenses – Derivatives	593	389	750

Level 3:
Accounts payable and accrued expenses – Deferred consideration	107	113	138

The mortgage-backed securities are primarily issued by U.S. government sponsored enterprises.

The contractual maturities of available-for-sale debt securities at February 1, 2026, follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$62	$64
Due after one through five years	373	371
Due after five through 10 years	551	542
Due after 10 years	207	186
Mortgage-backed securities	249	228
Debt securities	$1,442	$1,391

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Mortgage-backed securities contain prepayment provisions and are not categorized by contractual maturity.

Fair value, nonrecurring Level 3 measurements from impairments and other adjustments were as follows:

	Fair Value			(Gains) Losses
				Three Months Ended
	February 1	November 2	January 26	February 1	January 26
	2026	2025	2025	2026	2025[2]
Property and equipment – net[1]		$1
Other intangible assets – net[1]		3
Other assets		8
Assets held for sale			$2,929		$(32)

1 Related to assessments of our external overseas battery operations performed in the third quarter of 2025.

2 The gain on “Assets held for sale” recorded in the first quarter of 2025 represents a reversal of prior period valuation allowance loss, not in excess of cumulative valuation allowance recorded on “Assets held for sale.”

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

Property and equipment – net – The valuations were based on the cost approach. The inputs include reproduction cost estimates adjusted for physical deterioration and functional obsolescence.

Other intangible assets – net – The impairment of customer relationships and trade name of our external overseas battery operations was measured using an income approach.

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

(19)  Derivative Instruments

Fair values of our derivative instruments and the associated notional amounts are presented below. Assets are recorded in “Other assets,” while liabilities are recorded in “Accounts payable and accrued expenses.”

	February 1, 2026			November 2, 2025			January 26, 2025
		Fair Value			Fair Value			Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Cash flow hedges:
Interest rate contracts	$3,875		$27	$2,675		$21	$3,275	$1	$31

Fair value hedges:
Interest rate contracts	10,659	$130	203	11,465	$160	228	15,256	32	602
Cross-currency interest rate contracts	2,058	132	13	2,058	91	11	975		2

Net investment hedges:
Cross-currency interest rate contracts	1,131		35	1,131		9

Not designated as hedging instruments:
Interest rate contracts	13,918	78	71	14,084	94	81	13,082	88	72
Foreign exchange contracts	7,984	7	232	7,372	46	33	7,408	81	43
Cross-currency interest rate contracts	133		12	132	2	6	164	14

The amounts recorded in the condensed consolidated balance sheets related to borrowings and fair value hedges are presented in the table below. Fair value hedging adjustments are included in the carrying amount of hedged items.

	Carrying Amount	Cumulative Fair Value
	of Hedged Items	Hedging Amounts
February 1, 2026
Short-term borrowings	$3,018	$(26)
Long-term borrowings	24,231	(211)

November 2, 2025
Short-term borrowings	$2,998	$(30)
Long-term borrowings	25,013	(203)

January 26, 2025
Short-term borrowings	$2,110	$(14)
Long-term borrowings	24,438	(796)

The table above includes carrying amounts of short-term borrowings of $2,548, $2,544, and $2,110 and of long-term borrowings of $11,952, $11,963, and $8,923 at February 1, 2026, November 2, 2025, and January 26, 2025, respectively, for hedged items that are in discontinued hedge relationships. Also included are cumulative fair value hedging amounts on discontinued hedge relationships of short-term borrowings of $(26), $(30), and $(14) and of long-term borrowings of $(171), $(185), and $(179) at February 1, 2026, November 2, 2025, and January 26, 2025, respectively. At January 26, 2025, long-term borrowings with a carrying amount of $598 were in both active and discontinued hedging relationships as a result of hedging activities associated with reference rate reform.

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	Three Months Ended
	February 1	January 26
	2026	2025
Fair value hedges:
Interest rate contracts – Interest expense	$(58)	$(343)

Cash flow hedges:
Recognized in OCI:
Interest rate contracts – OCI (pretax)	$(2)	$7
Reclassified from OCI:
Interest rate contracts – Interest expense	4	8

Net investment hedges:
Interest rate contracts – Interest expense	$4
Recognized in OCI:
Interest rate contracts – OCI (pretax)	(30)

Not designated as hedges:
Interest rate contracts – Interest expense	$(4)	$(4)
Foreign exchange contracts – Net sales	5	(7)
Foreign exchange contracts – Cost of sales	(67)	35
Foreign exchange contracts – Other operating expenses	(279)	208
Total not designated	$(345)	$232

Certain of our derivative agreements contain credit support provisions that may require us to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at February 1, 2026, November 2, 2025, and January 26, 2025, was $361, $356, and $707, respectively. In accordance with the limits established in these agreements, we posted $74, $62, and $436 of cash collateral at February 1, 2026, November 2, 2025, and January 26, 2025, respectively. In addition, we paid $8 of collateral that was outstanding at February 1, 2026, November 2, 2025, and January 26, 2025, to participate in an international futures market to hedge currency exposure, not included in the following table.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and collateral follows:

	Gross Amounts	Netting
	Recognized	Arrangements	Collateral	Net Amount
February 1, 2026
Assets	$347	$(170)		$177
Liabilities	593	(170)	$(75)	348

November 2, 2025
Assets	$393	$(202)		$191
Liabilities	389	(202)	$(64)	123

January 26, 2025
Assets	$216	$(62)		$154
Liabilities	750	(62)	$(437)	251

(20)  Share-Based AWARDS

We are authorized to grant shares for equity incentive awards. The outstanding shares authorized were 12.6 million at February 1, 2026. In December 2025, we granted stock options to employees for the purchase of 161 thousand shares of common stock at an exercise price of $468.90 per share and a binomial lattice model fair value of $125.96 per share at the grant date. At February 1, 2026, options for 1.1 million shares were outstanding with a weighted-average exercise price of $353.91 per share.

During the three months ended February 1, 2026, the restricted stock units (RSUs) granted in thousands of shares and the weighted-average grant date fair values, using the closing price of our common stock on the grant date in dollars, follow:

		Grant-Date
	Shares	Fair Value (per share)
Service-based	296	$469.03
Performance/service-based	39	450.48
Market/service-based (fair value determined using a Monte Carlo model)	39	555.14

(21)  Special Items

Discrete Tax Items

In the first quarter of 2025, we recorded favorable net discrete tax items primarily due to tax benefits of $110 related to the realization of foreign net operating losses from the consolidation of certain subsidiaries and $53 from an adjustment to an uncertain tax position of a foreign subsidiary.

Banco John Deere S.A.

In 2024, we entered into an agreement with a Brazilian bank, Banco Bradesco S.A. (Bradesco), for Bradesco to invest and become 50% owner of our wholly-owned subsidiary in Brazil, BJD. BJD is included in our financial services segment and finances retail and wholesale loans for agricultural, construction, and forestry equipment. In February 2025, Bradesco contributed capital equal to our equity investment in BJD. We retained a 50% equity interest in BJD and are reporting the results as an equity investment in unconsolidated affiliates.

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

*    Includes $1 restricted cash balance.

(22)  Subsequent Events

On February 25, 2026, a quarterly dividend of $1.62 per share was declared at the Board of Directors meeting, payable on May 8, 2026, to stockholders of record on March 31, 2026.

On February 18, 2026, we acquired Tenna LLC (Tenna), a U.S. construction technology company that offers mixed-fleet equipment operations and asset tracking solutions. The purchase price, net of cash acquired, was $440. Tenna will be included in the CF operating segment. Due to the recent closing of the acquisition, the formal process necessary to allocate the purchase price to the acquired assets and liabilities has not been completed.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

All amounts are presented in millions of U.S. dollars unless otherwise specified.

OVERVIEW

Organization

Deere & Company is a global leader in the production of agricultural, turf, construction, and forestry equipment and solutions. John Deere Financial provides financing for John Deere equipment, parts, services, and other inputs customers need to run their operations. Our operations are managed through the Production & Precision Agriculture (PPA), Small Agriculture & Turf (SAT), Construction & Forestry (CF), and Financial Services operating segments. References to “equipment operations” include PPA, SAT, and CF, while references to “agriculture and turf” include both PPA and SAT.

Trends and Economic Conditions

Industry Sales Outlook for Fiscal Year 2026

Agriculture and Turf

Construction and Forestry

Company Trends

Our Leap Ambitions, a set of focused goals designed to guide the implementation of our Smart Industrial Operating Model, feature multi-year financial and operational goals, emphasizing the use of our differentiated equipment and service solutions, including automation, autonomy, digitalization, lifecycle solutions, and Solutions as a Service (SaaS).

Deeper integration of technology into equipment to enable customers to do more with less remains a persistent market trend. Customers seek to improve profitability, productivity, and sustainability by selecting our equipment and technology solutions. These technologies are incorporated into customer operations across the varied production systems in which we serve. While we continue to benefit from the adoption of these technologies, revenue from SaaS products did not represent a significant percentage of our revenues in the periods presented.

Company Outlook for 2026

Large agriculture sales in North America are expected to remain subdued and soften in South America resulting in decreased sales volume for PPA in 2026 compared to 2025. SAT and CF sales are expected to improve in 2026. Our net sales are expected to increase in 2026 compared to 2025 with the anticipated decline in PPA sales, more than offset by improvements in CF and SAT.

Agriculture and Turf Industry Outlook for 2026

●	Demand in the U.S. and Canada for large agriculture equipment is expected to decrease compared to 2025 levels amid challenging farm fundamentals for row crop farmers. These factors are expected to be partially offset by strong crop production, robust demand for commodities, and normalizing global crop trade flows. In addition, government programs continue to support farmers’ short-term liquidity. Ongoing improvements in the used inventory market and the increase in age of used equipment are providing a better environment for machine replacement demand.
●	We expect small agricultural and turf equipment sales to be flat to up slightly from 2025 levels in the U.S. and Canada. The dairy and livestock market continues to generate profits driven by strong beef prices. A modest recovery is anticipated in the turf sector following several years of contraction.

●	In Europe, the industry is forecasted to be flat to up slightly despite recent declines in milk prices, supported by a steady interest rate environment, manageable long-term financing costs, and resilient crop yields.
●	Demand in South America is expected to be down slightly driven by the Brazilian market where subdued commodity prices, high interest rates, and a stronger Brazilian real are putting pressure on farmer margins.
●	Industry sales in Asia are forecasted to be flat to down slightly.

Construction and Forestry Industry Outlook for 2026

●	Industry sales in the U.S. and Canada for earthmoving and compact construction equipment are projected to be slightly higher compared to 2025. U.S. government infrastructure spending, declining interest rates, strong rental equipment demand, and data center construction activity continue to provide a solid foundation for the industry.
●	Global forestry markets are expected to be flat.
●	Global roadbuilding markets are forecasted to be up slightly compared to 2025 driven by market growth in North America and Europe.

Financial Services Outlook for 2026

Net Income	Down
(-) Average portfolio	Unfavorable
(-) Prior period special items	Unfavorable
+ Provision for credit losses	Favorable
+ Financing spreads	Favorable

Additional Trends

Agricultural Market Business Cycle. The agricultural market is affected by various factors including commodity prices, acreage planted, crop yields, government policies, and uncertainty in macroeconomic trends. These factors affect farmers’ income and sentiment which may result in varying demand for our equipment. In 2026, we may experience the following effects due to unfavorable market conditions: lower sales volumes, higher sales incentives, and elevated receivable write-offs.

Global Trade Policies. In 2025, new tariffs were imposed in the U.S. for imports from a broad range of countries and on certain materials. Several countries also implemented retaliatory tariffs on imports from the U.S. and introduced additional trade barriers. Trade policies impact us in various ways. We are a net exporter of agriculture and turf equipment from the U.S. Nearly 75% of our domestic sales are assembled in the U.S., with the remaining products imported primarily from Europe, Mexico, India, and Japan. Incremental import tariffs adversely affected the cost of our products and components beginning in the third quarter of 2025 and are expected to continue to do so in 2026. The direct impact of incremental tariffs incurred by us was $361 in the first quarter of 2026, excluding the impact of tariffs on our suppliers and market demand. Trade policies are evolving, causing uncertainty in the agriculture and construction industries. We are actively taking steps to mitigate potential impacts on our business, to the extent possible.

On February 20, 2026, the United States Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (IEEPA). This decision may provide tariff relief and the potential recovery of amounts previously paid. We are currently evaluating the impact of this decision on our future financial statements.

Changes in the agricultural market business cycle and global trade policies are driven by factors outside of our control, and as a result, we cannot reasonably foresee when these conditions may subside.

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

Other Items of Concern and Uncertainties – Other items that could impact our results are:

●	global and regional political conditions
●	shifts in energy, including positions with respect to biofuels, economic, and positions on government subsidies of farming
●	capital market disruptions
●	foreign currency and capital control policies

●	right to repair regulations and legislation
●	weather conditions
●	marketplace pace of adoption and monetization of technologies we have invested in
●	our ability to strengthen our digital capabilities, artificial intelligence, automation, and autonomy
●	changes in demand and pricing for new and used equipment
●	delays or disruptions in our supply chain
●	significant fluctuations in foreign currency exchange rates
●	volatility in the prices of many commodities
●	slower economic growth

consolidated results – 2026 Compared with 2025

	Three Months Ended
Deere & Company	February 1	January 26
(In millions of dollars, except per share amounts)	2026	2025
Net sales and revenues	$9,611	$8,508
Net income attributable to Deere & Company	656	869
Diluted earnings per share	2.42	3.19

Net sales and revenues increased 13% for the quarter, primarily due to higher sales volumes of $988 and the positive effects of foreign currency translation of $227. Net income decreased $213, primarily due to incremental tariffs of $272 ($361 pretax) and prior period favorable discrete tax items of $163 described in Note 21, partially offset by the impact of higher shipment volumes of $188 ($249 pretax). The discussion of segment net sales and operating profit is included in the Business Segment Results below.

An explanation of the cost of sales to net sales ratio and other significant statement of consolidated income changes follows:

	Three Months Ended
	February 1	January 26
Deere & Company	2026	2025	% Change
Cost of sales to net sales	78.5%	74.0%
(-) Tariffs			Unfavorable
(+) Production efficiencies			Favorable
Increased mostly due to incremental tariffs, partially offset by production efficiencies resulting from increased manufacturing volumes.

Other income	$267	$246	+9
Higher due to increased income earned from extended warranty premiums and higher service revenues.

Research and development expenses	554	526	+5
Increased due to continued focus on developing and deploying technology solutions.

Interest expense	719	829	-13
Decreased due to lower average borrowing rates and lower average borrowings.

Provision for income taxes	196	27	+626
Increased due to favorable discrete tax adjustments recognized in the prior period (see Note 21).

Business Segment Results – 2026 compared with 2025

The equipment operations segment results were impacted by incremental tariffs in 2026. The change in tariff costs was included in the “Production Costs” category below.

	Three Months Ended
	February 1	January 26
Production & Precision Agriculture	2026	2025	% Change
Net sales	$3,163	$3,067	+3
Operating profit	139	338	-59
Operating margin	4.4%	11.0%
Price realization
Currency translation impact on Net sales			+4

Production & Precision Agriculture sales increased for the quarter as a result of the positive effects of foreign currency translation (primarily the Euro and Brazilian real). Operating profit decreased primarily due to higher tariffs, unfavorable sales mix, and higher warranty expenses.

Production & Precision Agriculture Operating Profit

First Quarter 2026 Compared to First Quarter 2025

	Three Months Ended
	February 1	January 26
Small Agriculture & Turf	2026	2025	% Change
Net sales	$2,168	$1,748	+24
Operating profit	196	124	+58
Operating margin	9.0%	7.1%
Price realization			+2
Currency translation impact on Net sales			+2

Small Agriculture & Turf sales increased for the quarter due to higher shipment volumes (primarily in the U.S., Canada, Europe, and India) driven by increased customer demand. Sales also increased as a result of the positive impact of the Euro foreign currency translation. Operating profit increased primarily as a result of higher shipment volumes and price realization, partially offset by higher tariffs.

Small Agriculture & Turf Operating Profit

First Quarter 2026 Compared to First Quarter 2025

	Three Months Ended
	February 1	January 26
Construction & Forestry	2026	2025	% Change
Net sales	$2,670	$1,994	+34
Operating profit	137	65	+111
Operating margin	5.1%	3.3%
Price realization
Currency translation impact on Net sales			+4

Construction & Forestry sales increased for the quarter due to higher U.S. shipment volumes, driven by increased customer demand from a strong construction market. Additionally, sales increased as a result of the positive impacts of the Euro foreign currency translation. Operating profit increased primarily due to higher shipment volumes and production efficiencies, partially offset by higher tariffs.

Construction & Forestry Operating Profit

First Quarter 2026 Compared to First Quarter 2025

	Three Months Ended
	February 1	January 26
Financial Services	2026	2025	% Change
Revenue (including intercompany)	$1,488	$1,573	-5
Interest expense	664	766	-13
Net income	244	230	+6

Revenue decreased primarily due to the deconsolidation of Banco John Deere S.A. (BJD) in the second quarter of 2025 and a 2% lower average balance of receivables and leases portfolio compared to the same period last year. Interest expense decreased as a result of lower average borrowing rates and lower average borrowings. Net income for the quarter increased primarily due to favorable financing spreads and a lower provision for credit losses, partially offset by the prior period decreased valuation allowance on BJD “Assets held for sale” (see Note 21).

Critical Accounting Estimates

See our critical accounting estimates discussed in the Management’s Discussion and Analysis of the most recently filed Annual Report on Form 10-K. There have been no material changes to these policies.

CAPITAL RESOURCES AND LIQUIDITY – 2026 compared with 2025

We have access to global markets at a reasonable cost. Sources of liquidity include:

●	cash, cash equivalents, and marketable securities on hand
●	funds from operations
●	the issuance of commercial paper and term debt
●	the securitization of retail notes
●	bank lines of credit

We closely monitor our cash requirements. Based on the available sources of liquidity, we expect to meet our funding needs in the short term (next 12 months) and long term (beyond 12 months). We are forecasting operating cash flows from equipment operations in 2026 to remain flat compared with 2025 driven by an offsetting decrease in net income adjusted for non-cash provisions, and higher cash flows generated from inventory reductions.

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

Key metrics are provided in the following table:

	February 1	November 2	January 26
	2026	2025	2025
Cash, cash equivalents, and marketable securities	$8,196	$9,687	$7,815

Trade accounts and notes receivable – net	5,993	5,317	4,931
Ratio to prior 12 month’s net sales	15%	14%	12%

Inventories	8,286	7,406	7,744
Ratio to prior 12 month’s cost of sales	28%	26%	27%

Unused credit lines	7,159	7,268	7,793

Financial Services:
Ratio of interest-bearing debt to stockholder’s equity	8.2 to 1	8.4 to 1	7.6 to 1

There have been no material changes to the contractual obligations and other cash requirements identified in our most recently filed Annual Report on Form 10-K.

Cash Flows

	Three Months Ended
	February 1	January 26
	2026	2025
Net cash used for operating activities	$(890)	$(1,132)
Net cash provided by investing activities	1,822	1,416
Net cash used for financing activities	(2,490)	(923)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	98	(87)
Net decrease in cash, cash equivalents, and restricted cash	$(1,460)	$(726)

Cash outflows from consolidated operating activities in the first three months of 2026 were $890. This resulted mainly from the payout of employee profit-sharing incentives, an increase in inventories, and a reduction in dealer sales incentive accruals, partially offset by net income adjusted for non-cash provisions. Cash inflows from investing activities were $1,822 in the first three months of this year. The primary drivers were collections of receivables (excluding receivables related to sales) exceeding the cost of receivables acquired, partially offset by purchases of property and equipment. Cash outflows from financing activities were $2,490 in the first three months of 2026 due to lower borrowings, dividends paid, and repurchases of common stock. Cash returned to shareholders was $743 in the first three months of 2026. Cash, cash equivalents, and restricted cash decreased $1,460 during the first three months of this year.

Key Metrics and Balance Sheet Changes

Trade Accounts and Notes Receivable. Trade accounts and notes receivable arise from sales of goods to customers. Trade receivables increased $676 during the first three months of 2026, and increased $1,062 compared to a year ago, both due to higher sales. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 2% at February 1, 2026, 3% at November 2, 2025, and 6% at January 26, 2025.

Financing Receivables and Equipment on Operating Leases. Financing receivables and equipment on operating leases consist of retail notes originated in connection with financing of new and used equipment, operating leases, revolving charge accounts, sales-type and direct financing leases, and wholesale notes. Financing receivables and equipment on operating leases decreased $2,902 during the first quarter of 2026, primarily due to seasonal payments and lower retail customer receivables, and decreased $706 in the past 12 months due to lower wholesale notes. Total acquisition volumes of financing receivables and equipment on operating leases were 12% higher in the first three months of 2026, compared with the same period last year, as volumes of wholesale notes and revolving charge accounts were higher compared to the same period last year.

Inventories. Inventories increased by $880 during the first three months, primarily due to a seasonal increase. Inventories increased $542 compared to a year ago due to the effects of foreign currency translation. A majority of these inventories are valued on the last-in, first-out (LIFO) method.

Property and Equipment. Property and equipment cash expenditures in the first three months of 2026 were $256, compared with $352 in the same period last year. Capital expenditures in 2026 are estimated to be approximately $1.4 billion.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $1,376 in the first three months of 2026, primarily due to a decrease in accrued expenses associated with employee benefits and dealer sales incentives. Accounts payable and accrued expenses increased $371 compared to a year ago, due to an increase in accounts payable associated with trade payables, partially offset by a decrease in accrued expenses associated with employee benefits.

Borrowings. Total external borrowings decreased by $1,457 in the first three months of 2026 and decreased $1,902 compared to a year ago, generally corresponding with the level of the receivable and lease portfolio, as well as other working capital requirements.

John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 10). The facility was renewed in November 2025, with an expiration in November 2026, and with a total capacity or “financing limit” of $2,500. At February 1, 2026, $2,025 of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.

In the first three months of 2026, the financial services operations issued $659 and retired $974 of retail note securitization borrowings, which are presented in “Net proceeds (payments) in total short-term borrowings (original maturities three months or less).”

Lines of Credit. We also have access to bank lines of credit with various banks throughout the world.

Worldwide lines of credit totaled $12.2 billion at February 1, 2026, consisting primarily of:

●	a 364-day credit facility agreement of $5.0 billion expiring in the second quarter of 2026
●	a credit facility agreement of $3.25 billion expiring in the second quarter of 2028
●	a credit facility agreement of $3.25 billion expiring in the second quarter of 2030

At February 1, 2026, $7.2 billion of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings were considered to constitute utilization. These credit agreements require Capital Corporation and other parts of our business to maintain certain performance metrics and liquidity targets. All requirements in the credit agreements have been met during the periods included in the financial statements.

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

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	the agricultural business cycle, which can be unpredictable and is affected by factors such as farm income, international trade, world grain stocks, crop yields, available farm acres, soil conditions, prices for commodities and livestock, input costs, government farm programs, availability of transport for crops as well as adverse macroeconomic conditions, including unemployment, inflation, interest rate volatility, changes in consumer practices due to slower economic growth or a recession, and regional or global liquidity constraints
●	the uncertainty of government policies and actions with respect to the global trade environment including increased and proposed tariffs announced by the U.S. government and retaliatory trade regulations
●	political, economic, and social instability in the geographies in which we operate
●	worldwide demand for food and different forms of renewable energy impacting the price of farm commodities and consequently the demand for our equipment
●	rationalization, restructuring, relocation, expansion, and/or reconfiguration of manufacturing and warehouse facilities
●	accurately forecasting customer demand for products and services and adequately managing inventory
●	uncertainty of our ability to sell products domestically or internationally, manage increased costs of production, absorb or pass on increased expenses, and accurately predict financial results and industry trends
●	availability and price of raw materials, components, and whole goods
●	delays or disruptions in our supply chain
●	changes in climate patterns, unfavorable weather events, and natural disasters
●	suppliers’ and manufacturers’ business practices and compliance with applicable laws such as human rights, safety, environmental, and fair wages
●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for our products and solutions
●	the ability to attract, develop, engage, and retain qualified employees
●	ability to adapt in highly competitive markets, including understanding and meeting customers’ changing expectations for products and solutions, including delivery and utilization of precision technology
●	the ability to execute business strategies, including our Smart Industrial Operating Model and refined Leap Ambitions
●	dealer practices and their ability to manage new and used inventory, distribute our products, and to provide support and service for precision technology solutions
●	the ability to realize anticipated benefits of acquisitions and joint ventures, including challenges with successfully integrating operations and internal control processes
●	negative claims or publicity that damage our reputation or brand

●	the impact of workforce reductions on company culture, employee retention and morale, and institutional knowledge
●	labor relations and contracts, including work stoppages and other disruptions
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to our information technology infrastructure and products
●	leveraging artificial intelligence and machine learning within our business processes
●	changes to existing laws and regulations, including the implementation of new, more stringent laws, as well as compliance with a variety of U.S., foreign, and international laws, regulations, and policies relating to, but not limited to the following: advertising, anti-bribery and anti-corruption, anti-money laundering, antitrust, consumer finance, cybersecurity, data privacy, encryption, environmental (including climate change and engine emissions), farming, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, health and safety, human rights, import / export and trade, labor and employment, product liability, tariffs, tax, telematics, and telecommunications
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy
●	warranty claims, post-sales repairs or recalls, product liability litigation, and regulatory investigations because of the deficient operation of our products
●	investigations, claims, lawsuits, or other legal proceedings, including the lawsuit filed by the Federal Trade Commission (FTC) and the Attorneys General of the States of Arizona, Illinois, Michigan, Minnesota, and Wisconsin alleging that we unlawfully withheld self-repair capabilities from farmers and independent repair providers
●	loss of or challenges to intellectual property rights

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENTS OF INCOME
For the Three Months Ended February 1, 2026 and January 26, 2025
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2026	2025	2026	2025	2026	2025	2026	2025
Net Sales and Revenues
Net sales	$8,001	$6,809					$8,001	$6,809
Finance and interest income	120	110	$1,351	$1,455	$(128)	$(112)	1,343	1,453	[1]
Other income	213	202	137	118	(83)	(74)	267	246	[2,3,4]
Total	8,334	7,121	1,488	1,573	(211)	(186)	9,611	8,508

Costs and Expenses
Cost of sales	6,291	5,045			(11)	(8)	6,280	5,037	[4]
Research and development expenses	554	526					554	526
Selling, administrative and general expenses	806	800	168	174	(2)	(2)	972	972	[4]
Interest expense	93	84	664	766	(38)	(21)	719	829	[1]
Interest compensation to Financial Services	90	91			(90)	(91)			[1]
Other operating expenses	(46)	(51)	366	364	(70)	(64)	250	249	[3,4,5]
Total	7,788	6,495	1,198	1,304	(211)	(186)	8,775	7,613

Income before Income Taxes	546	626	290	269			836	895
Provision (credit) for income taxes	134	(13)	62	40			196	27

Income after Income Taxes	412	639	228	229			640	868
Equity in income (loss) of unconsolidated affiliates	(1)	(2)	16	1			15	(1)

Net Income	411	637	244	230			655	867
Less: Net loss attributable to noncontrolling interests	(1)	(2)					(1)	(2)
Net Income Attributable to Deere & Company	$412	$639	$244	$230			$656	$869

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEETS
Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	Feb 1	Nov 2	Jan 26	Feb 1	Nov 2	Jan 26	Feb 1	Nov 2	Jan 26	Feb 1	Nov 2	Jan 26
	2026	2025	2025	2026	2025	2025	2026	2025	2025	2026	2025	2025
Assets
Cash and cash equivalents	$4,769	$6,340	$4,840	$2,029	$1,936	$1,761				$6,798	$8,276	$6,601
Marketable securities	146	217	114	1,252	1,194	1,100				1,398	1,411	1,214
Receivables from Financial Services	4,132	4,649	1,826				$(4,132)	$(4,649)	$(1,826)				[6]
Trade accounts and notes receivable – net	1,284	1,316	1,053	6,609	5,900	5,812	(1,900)	(1,899)	(1,934)	5,993	5,317	4,931	[7]
Financing receivables – net	105	88	78	42,008	44,487	41,318				42,113	44,575	41,396
Financing receivables securitized – net		1	2	6,479	6,830	8,255				6,479	6,831	8,257
Other receivables	1,841	1,809	2,367	621	658	654	(51)	(64)	(42)	2,411	2,403	2,979	[8]
Equipment on operating leases – net				7,512	7,600	7,157				7,512	7,600	7,157
Inventories	8,286	7,406	7,744							8,286	7,406	7,744
Property and equipment – net	8,053	8,047	7,392	31	32	33				8,084	8,079	7,425
Goodwill	4,280	4,188	3,872							4,280	4,188	3,872
Other intangible assets – net	880	892	937							880	892	937
Retirement benefits	3,282	3,181	2,933	98	94	86	(2)	(2)	(1)	3,378	3,273	3,018
Deferred income taxes	2,476	2,507	2,247	45	46	42	(253)	(269)	(437)	2,268	2,284	1,852	[9]
Other assets	2,371	2,218	2,295	1,220	1,244	539	(35)	(1)	(27)	3,556	3,461	2,807
Assets held for sale						2,929						2,929
Total Assets	$41,905	$42,859	$37,700	$67,904	$70,021	$69,686	$(6,373)	$(6,884)	$(4,267)	$103,436	$105,996	$103,119

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$366	$414	$1,101	$14,026	$13,382	$11,710				$14,392	$13,796	$12,811
Short-term securitization borrowings		1	1	6,283	6,595	8,013				6,283	6,596	8,014
Payables to equipment operations				4,132	4,649	1,826	$(4,132)	$(4,649)	$(1,826)				[6]
Accounts payable and accrued expenses	11,387	12,757	10,869	3,132	3,116	3,296	(1,986)	(1,964)	(2,003)	12,533	13,909	12,162	[7,8]
Deferred income taxes	343	347	405	344	356	480	(253)	(269)	(437)	434	434	448	[9]
Long-term borrowings	8,897	8,756	8,507	32,907	34,788	35,049				41,804	43,544	43,556
Retirement benefits and other liabilities	1,568	1,646	1,668	67	66	67	(2)	(2)	(1)	1,633	1,710	1,734
Liabilities held for sale						1,830						1,830
Total liabilities	22,561	23,921	22,551	60,891	62,952	62,271	(6,373)	(6,884)	(4,267)	77,079	79,989	80,555

Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	50	51	78							50	51	78

Stockholders’ Equity
Total Deere & Company stockholders’ equity	26,300	25,950	22,479	7,013	7,069	7,415	(7,013)	(7,069)	(7,415)	26,300	25,950	22,479	[10]
Noncontrolling interests	7	6	7							7	6	7
Financial Services’ equity	(7,013)	(7,069)	(7,415)				7,013	7,069	7,415				[10]
Adjusted total stockholders’ equity	19,294	18,887	15,071	7,013	7,069	7,415				26,307	25,956	22,486
Total Liabilities and Stockholders’ Equity	$41,905	$42,859	$37,700	$67,904	$70,021	$69,686	$(6,373)	$(6,884)	$(4,267)	$103,436	$105,996	$103,119

6 Elimination of receivables / payables between equipment operations and Financial Services.

7 Primarily reclassification of sales incentive accruals on receivables sold to Financial Services.

8 Reclassification of other receivables / payables.

9 Reclassification of deferred tax assets / liabilities in the same taxing jurisdictions.

10 Elimination of Financial Services’ equity.

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF CASH FLOWS
For the Three Months Ended February 1, 2026 and January 26, 2025
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2026	2025	2026	2025	2026	2025	2026	2025
Cash Flows from Operating Activities
Net income	$411	$637	$244	$230			$655	$867
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Provision for credit losses	1	3	35	66			36	69
Depreciation and amortization	342	319	274	265	$(26)	$(35)	590	549	[11]
Impairments and other adjustments				(32)				(32)
Share-based compensation expense					41	28	41	28	[12]
Distributed earnings of Financial Services	350	162			(350)	(162)			[13]
Provision (credit) for deferred income taxes	29	(17)	(11)	225			18	208
Changes in assets and liabilities:
Receivables related to sales	18	140			332	923	350	1,063	[14,16]
Inventories	(728)	(784)			(18)	(11)	(746)	(795)	[15]
Accounts payable and accrued expenses	(1,410)	(2,073)	(74)	6	(2)	222	(1,486)	(1,845)	[16]
Accrued income taxes payable/receivable	(71)	(479)	(17)	(61)			(88)	(540)
Retirement benefits	(191)	(647)	(3)	(41)			(194)	(688)
Other	(94)	(136)	49	117	(21)	3	(66)	(16)	[11,12,15]
Net cash provided by (used for) operating activities	(1,343)	(2,875)	497	775	(44)	968	(890)	(1,132)

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			8,251	8,345	(153)	(208)	8,098	8,137	[14]
Proceeds from maturities and sales of marketable securities	75	9	69	52			144	61
Proceeds from sales of equipment on operating leases			377	433			377	433
Cost of receivables acquired (excluding receivables related to sales)			(6,044)	(6,093)	21	48	(6,023)	(6,045)	[14]
Purchases of marketable securities			(129)	(141)			(129)	(141)
Purchases of property and equipment	(256)	(352)					(256)	(352)
Cost of equipment on operating leases acquired			(456)	(454)	24	15	(432)	(439)	[15]
Decrease in trade and wholesale receivables			198	985	(198)	(985)			[14]
Collections of receivables from unconsolidated affiliates			105				105
Collateral on derivatives – net	1		(12)	(191)			(11)	(191)
Other	(33)	(51)	(18)	4			(51)	(47)
Net cash provided by (used for) investing activities	(213)	(394)	2,341	2,940	(306)	(1,130)	1,822	1,416

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	(38)	176	886	(1,660)			848	(1,484)
Change in intercompany receivables/payables	613	1,222	(613)	(1,222)
Proceeds from borrowings issued (original maturities greater than three months)	166	2,032	614	1,136			780	3,168
Payments of borrowings (original maturities greater than three months)	(78)	(12)	(3,282)	(1,741)			(3,360)	(1,753)
Repurchases of common stock	(302)	(441)					(302)	(441)
Dividends paid	(441)	(403)	(350)	(162)	350	162	(441)	(403)	[13]
Other	(11)	(7)	(4)	(3)			(15)	(10)
Net cash provided by (used for) financing activities	(91)	2,567	(2,749)	(3,652)	350	162	(2,490)	(923)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	78	(74)	20	(13)			98	(87)

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(1,569)	(776)	109	50			(1,460)	(726)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	6,364	5,643	2,169	1,990			8,533	7,633
Cash, Cash Equivalents, and Restricted Cash at End of Period	$4,795	$4,867	$2,278	$2,040			$7,073	$6,907

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

Item 4.CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of February 1, 2026, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the first quarter of 2026, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of our common stock during the first quarter of 2026 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased[2]	Average Price	Programs[1]	Plans or Programs[1]
Period	(thousands)	Per Share	(thousands)	(millions)
Nov 3 to Nov 30				15.0
Dec 1 to Dec 28	352	$471.87	340	14.6
Dec 29 to Feb 1	262	505.99	262	14.4
Total	614		602

1 We have a share repurchase plan that was announced in December 2022 to purchase up to $18.0 billion of shares of our common stock. The maximum number of shares that may yet be purchased under this plan was 14.4 million based on the closing price of our common stock on the New York Stock Exchange as of the end of the first quarter of 2026 of $528.00 per share. At the end of the first quarter of 2026, $7.6 billion of common stock remains to be purchased under this plan.

2 In the first quarter of 2026, 12 thousand shares of common stock were acquired from plan participants at a weighted-average market price of $481.62 per share to pay payroll taxes on the vesting of restricted stock units and to enable stock-for-stock exercises of options.

Sales of Unregistered Equity Securities

During the first quarter of 2026, we issued 88 deferred stock units under the Deere & Company Nonemployee Director Stock Ownership Plan (“NEDSOP”) to a nonemployee director for their service on our Board of Directors. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in the plan. Deferred stock units and shares of common stock issued under the NEDSOP are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of the SEC’s Regulation D thereunder.

On January 2, 2026, we distributed 1,325 shares of common stock to a participant account under the NEDSOP.

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

3.1	Restated Certificate of Incorporation (Exhibit 3.1 to Form 10-Q of registrant for the quarter ended July 28, 2019*)

3.2	Bylaws, as amended (Exhibit 3.2 to Form 10-Q of registrant for the quarter ended July 30, 2023*)

10.1†	Forms of Terms and Conditions for John Deere Nonqualified Stock Options granted fiscal 2026

10.2†	Forms of Terms and Conditions for John Deere Restricted Stock Units granted fiscal 2026

10.3 †	Forms of Terms and Conditions for John Deere Performance Stock Units granted fiscal 2026

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications (furnished herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	February 26, 2026	By:	/s/ Ryan D. Campbell
Ryan D. Campbell President, Worldwide Construction & Forestry and Power Systems, and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)