Form 10-Q
period 2026-05-03
DEERE & CO
filed 2026-05-28
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2026

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

Yes ☐ No ☒

At May 3, 2026, 269,937,425 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED INCOME
For the Three and Six Months Ended May 3, 2026 and April 27, 2025
(In millions of dollars and shares except per share amounts) Unaudited
	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
Net Sales and Revenues
Net sales	$11,778	$11,171	$19,779	$17,980
Finance and interest income	1,314	1,354	2,658	2,807
Other income	277	238	544	485
Total	13,369	12,763	22,981	21,272

Costs and Expenses
Cost of sales	8,266	7,609	14,547	12,646
Research and development expenses	583	549	1,137	1,075
Selling, administrative and general expenses	1,209	1,197	2,181	2,169
Interest expense	712	784	1,431	1,614
Other operating expenses	306	287	556	536
Total	11,076	10,426	19,852	18,040

Income of Consolidated Group before Income Taxes	2,293	2,337	3,129	3,232
Provision for income taxes	518	539	714	566

Income of Consolidated Group	1,775	1,798	2,415	2,666
Equity in income (loss) of unconsolidated affiliates	(5)	3	10	1

Net Income	1,770	1,801	2,425	2,667
Less: Net loss attributable to noncontrolling interests	(3)	(3)	(4)	(6)
Net Income Attributable to Deere & Company	$1,773	$1,804	$2,429	$2,673

Per Share Data
Basic	$6.57	$6.65	$8.99	$9.85
Diluted	6.55	6.64	8.97	9.82
Dividends declared	1.62	1.62	3.24	3.24
Dividends paid	1.62	1.62	3.24	3.09

Average Shares Outstanding
Basic	270.1	271.1	270.2	271.3
Diluted	270.8	271.8	270.9	272.1

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three and Six Months Ended May 3, 2026 and April 27, 2025
(In millions of dollars) Unaudited
	Three Months Ended		Six Months Ended
	2026	2025	2026	2025
Net Income	$1,770	$1,801	$2,425	$2,667

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(44)	2	(45)	5
Cumulative translation adjustment	(69)	751	305	300
Unrealized gain (loss) on derivatives	16	(8)	11	(9)
Unrealized gain (loss) on debt securities	(8)	24	(6)	9
Other Comprehensive Income (Loss), Net of Income Taxes	(105)	769	265	305

Comprehensive Income	1,665	2,570	2,690	2,972
Less: Comprehensive income (loss) attributable to noncontrolling interests	(5)	4	(3)	(2)
Comprehensive Income Attributable to Deere & Company	$1,670	$2,566	$2,693	$2,974

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars) Unaudited
	May 3	November 2	April 27
	2026	2025	2025
Assets
Cash and cash equivalents	$7,905	$8,276	$7,991
Marketable securities	1,430	1,411	1,272
Trade accounts and notes receivable – net	7,571	5,317	6,748
Financing receivables – net	42,916	44,575	43,029
Financing receivables securitized – net	6,100	6,831	7,765
Other receivables	2,582	2,403	2,975
Equipment on operating leases – net	7,514	7,600	7,336
Inventories	8,188	7,406	7,870
Property and equipment – net	8,035	8,079	7,555
Goodwill	4,513	4,188	4,094
Other intangible assets – net	975	892	964
Retirement benefits	3,450	3,273	3,133
Deferred income taxes	2,361	2,284	2,088
Other assets	3,461	3,461	3,483
Total Assets	$107,001	$105,996	$106,303

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$15,632	$13,796	$15,948
Short-term securitization borrowings	5,929	6,596	7,562
Accounts payable and accrued expenses	13,653	13,909	13,345
Deferred income taxes	422	434	496
Long-term borrowings	42,261	43,544	42,811
Retirement benefits and other liabilities	1,644	1,710	1,763
Total liabilities	79,541	79,989	81,925

Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	47	51	83

Stockholders’ Equity
Common stock, $1 par value (issued shares at May 3, 2026 – 536,431,204)	5,777	5,668	5,565
Common stock in treasury	(36,831)	(36,362)	(36,064)
Retained earnings	61,228	59,676	58,191
Accumulated other comprehensive income (loss)	(2,768)	(3,032)	(3,405)
Total Deere & Company stockholders’ equity	27,406	25,950	24,287
Noncontrolling interests	7	6	8
Total stockholders’ equity	27,413	25,956	24,295
Total Liabilities and Stockholders’ Equity	$107,001	$105,996	$106,303

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Six Months Ended May 3, 2026 and April 27, 2025
(In millions of dollars) Unaudited
	2026	2025
Cash Flows from Operating Activities
Net income	$2,425	$2,667
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	127	174
Depreciation and amortization	1,184	1,104
Impairments and other adjustments		(32)
Share-based compensation expense	69	54
Provision (credit) for deferred income taxes	(68)	11
Changes in assets and liabilities:
Receivables related to sales	(1,084)	(1,069)
Inventories	(738)	(772)
Accounts payable and accrued expenses	(333)	(898)
Accrued income taxes payable/receivable	(5)	(147)
Retirement benefits	(290)	(794)
Other	(245)	270
Net cash provided by operating activities	1,042	568

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	14,385	14,348
Proceeds from maturities and sales of marketable securities	258	245
Proceeds from sales of equipment on operating leases	1,019	1,001
Cost of receivables acquired (excluding receivables related to sales)	(13,157)	(12,744)
Acquisition of business, net of cash acquired	(439)
Purchases of marketable securities	(284)	(347)
Purchases of property and equipment	(451)	(555)
Cost of equipment on operating leases acquired	(1,295)	(1,254)
Collections of receivables from unconsolidated affiliates	152	234
Collateral on derivatives – net	(8)	27
Other	(87)	(176)
Net cash provided by investing activities	93	779

Cash Flows from Financing Activities
Net proceeds in short-term borrowings (original maturities three months or less)	2,246	551
Proceeds from borrowings issued (original maturities greater than three months)	3,451	5,156
Payments of borrowings (original maturities greater than three months)	(5,935)	(4,837)
Repurchases of common stock	(500)	(838)
Dividends paid	(878)	(843)
Other	(11)	(10)
Net cash used for financing activities	(1,627)	(821)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	94	20

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(398)	546
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	8,533	7,633
Cash, Cash Equivalents, and Restricted Cash at End of Period	$8,135	$8,179

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$7,905	$7,991
Restricted cash (Other assets)	230	188
Total Cash, Cash Equivalents, and Restricted Cash	$8,135	$8,179

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three and Six Months Ended May 3, 2026 and April 27, 2025
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest
Three Months Ended April 27, 2025
Balance January 26, 2025	$22,486	$5,526	$(35,709)	$56,829	$(4,167)	$7	$78
Net income (loss)	1,804			1,804			(3)
Other comprehensive income	762				762		7
Repurchases of common stock	(362)		(362)
Treasury shares reissued	7		7
Dividends declared	(440)			(440)
Share based awards and other	38	39		(2)		1	1
Balance April 27, 2025	$24,295	$5,565	$(36,064)	$58,191	$(3,405)	$8	$83

Six Months Ended April 27, 2025
Balance October 27, 2024	$22,843	$5,489	$(35,349)	$56,402	$(3,706)	$7	$82
Net income (loss)	2,673			2,673			(6)
Other comprehensive income	301				301		4
Repurchases of common stock	(746)		(746)
Treasury shares reissued	31		31
Dividends declared	(881)			(881)
Share based awards and other	74	76		(3)		1	3
Balance April 27, 2025	$24,295	$5,565	$(36,064)	$58,191	$(3,405)	$8	$83

Three Months Ended May 3, 2026
Balance February 1, 2026	$26,307	$5,715	$(36,645)	$59,895	$(2,665)	$7	$50
Net income (loss)	1,773			1,773			(3)
Other comprehensive loss	(103)				(103)		(2)
Repurchases of common stock	(193)		(193)
Treasury shares reissued	7		7
Dividends declared	(439)			(439)
Share based awards and other	61	62		(1)			2
Balance May 3, 2026	$27,413	$5,777	$(36,831)	$61,228	$(2,768)	$7	$47

Six Months Ended May 3, 2026
Balance November 2, 2025	$25,956	$5,668	$(36,362)	$59,676	$(3,032)	$6	$51
Net income (loss)	2,430			2,429		1	(5)
Other comprehensive income	264				264		1
Repurchases of common stock	(496)	(4)	(492)
Treasury shares reissued	23		23
Dividends declared	(877)			(877)
Share based awards and other	113	113
Balance May 3, 2026	$27,413	$5,777	$(36,831)	$61,228	$(2,768)	$7	$47

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

We use a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The second quarter ends for fiscal years 2026 and 2025 were May 3, 2026, and April 27, 2025, respectively. Both quarters contained 13 weeks, while both year-to-date periods contained 26 weeks. Fiscal year 2025 contained 53 weeks, with the additional week occurring in the fourth quarter. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years generally ending near the end of October and the associated periods in those fiscal years.

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

Our carrying value of receivables from and investments in BJD and maximum exposure to loss were as follows:

	May 3	November 2	April 27
	2026	2025	2025
Receivables from unconsolidated affiliates – “Other receivables”	$279	$394	$564
Investments in unconsolidated affiliates – “Other assets”	409	405	372
Carrying value of assets related to VIE	688	799	936
Guarantees	172	157	156
Maximum exposure to loss	$860	$956	$1,092

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

We will also adopt the following standards in future periods, none of which are expected to have a material effect on our consolidated financial statements, including note disclosures to consolidated financial statements. All other accounting standards issued but not yet adopted were not applicable to us.

No. 2026-02 — Environmental Credits and Environmental Credit Obligations (Topic 818)
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

(3)  Revenue Recognition

Our net sales and revenues by primary geographic market, major product line, and timing of revenue recognition follow:

Three Months Ended May 3, 2026	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$2,012	$1,833	$2,317	$1,036	$7,198
Canada	487	187	175	190	1,039
Western Europe	654	827	608	52	2,141
Central Europe and CIS	297	121	105	2	525
Latin America	828	128	280	32	1,268
Asia, Africa, Oceania, and Middle East	329	446	369	54	1,198
Total	$4,607	$3,542	$3,854	$1,366	$13,369

Major product lines:
Production agriculture	$4,403				$4,403
Small agriculture		$2,339			2,339
Turf		1,063			1,063
Construction			$1,514		1,514
Compact construction			653		653
Roadbuilding			1,270		1,270
Forestry			294		294
Financial products	52	23	16	$1,366	1,457
Other	152	117	107		376
Total	$4,607	$3,542	$3,854	$1,366	$13,369

Revenue recognized:
At a point in time	$4,502	$3,495	$3,819	$37	$11,853
Over time	105	47	35	1,329	1,516
Total	$4,607	$3,542	$3,854	$1,366	$13,369

Six Months Ended May 3, 2026	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$3,238	$2,939	$3,894	$2,088	$12,159
Canada	885	288	311	381	1,865
Western Europe	1,118	1,313	1,034	106	3,571
Central Europe and CIS	469	181	181	4	835
Latin America	1,512	223	511	64	2,310
Asia, Africa, Oceania, and Middle East	654	822	657	108	2,241
Total	$7,876	$5,766	$6,588	$2,751	$22,981

Major product lines:
Production agriculture	$7,496				$7,496
Small agriculture		$3,866			3,866
Turf		1,639			1,639
Construction			$2,625		2,625
Compact construction			1,121		1,121
Roadbuilding			2,042		2,042
Forestry			563		563
Financial products	109	50	34	$2,751	2,944
Other	271	211	203		685
Total	$7,876	$5,766	$6,588	$2,751	$22,981

Revenue recognized:
At a point in time	$7,666	$5,669	$6,514	$70	$19,919
Over time	210	97	74	2,681	3,062
Total	$7,876	$5,766	$6,588	$2,751	$22,981

Three Months Ended April 27, 2025	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$2,512	$1,626	$1,717	$1,072	$6,927
Canada	656	153	208	172	1,189
Western Europe	612	667	497	44	1,820
Central Europe and CIS	239	99	87	3	428
Latin America	995	116	220	41	1,372
Asia, Africa, Oceania, and Middle East	312	385	277	53	1,027
Total	$5,326	$3,046	$3,006	$1,385	$12,763

Major product lines:
Production agriculture	$5,135				$5,135
Small agriculture		$1,964			1,964
Turf		957			957
Construction			$1,182		1,182
Compact construction			506		506
Roadbuilding			949		949
Forestry			254		254
Financial products	56	25	16	$1,385	1,482
Other	135	100	99		334
Total	$5,326	$3,046	$3,006	$1,385	$12,763

Revenue recognized:
At a point in time	$5,218	$2,997	$2,967	$34	$11,216
Over time	108	49	39	1,351	1,547
Total	$5,326	$3,046	$3,006	$1,385	$12,763

Six Months Ended April 27, 2025	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$4,067	$2,575	$2,830	$2,158	$11,630
Canada	1,010	232	309	359	1,910
Western Europe	889	1,019	841	87	2,836
Central Europe and CIS	306	138	158	7	609
Latin America	1,710	196	425	137	2,468
Asia, Africa, Oceania, and Middle East	517	693	501	108	1,819
Total	$8,499	$4,853	$5,064	$2,856	$21,272

Major product lines:
Production agriculture	$8,137				$8,137
Small agriculture		$3,198			3,198
Turf		1,420			1,420
Construction			$1,952		1,952
Compact construction			867		867
Roadbuilding			1,545		1,545
Forestry			480		480
Financial products	111	58	37	$2,856	3,062
Other	251	177	183		611
Total	$8,499	$4,853	$5,064	$2,856	$21,272

Revenue recognized:
At a point in time	$8,304	$4,757	$4,995	$63	$18,119
Over time	195	96	69	2,793	3,153
Total	$8,499	$4,853	$5,064	$2,856	$21,272

We invoice in advance of recognizing the revenue of certain products and services. These relate to extended warranty premiums, advance payments for future equipment sales, and subscription and service revenue related to precision guidance, telematic services, and other information enabled solutions. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses.” The deferred revenue received, but not recognized in revenue, was $2,155, $2,039, and $2,089 at May 3, 2026, November 2, 2025, and April 27, 2025, respectively. The contract liability is reduced as the revenue is recognized. Revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of the fiscal year was $163 and $176 during the three months and $428 and $373 during the six months ended May 3, 2026, and April 27, 2025, respectively.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year was $1,855 at May 3, 2026. The estimated revenue to be recognized by fiscal year follows: remainder of 2026 – $320, 2027 – $591, 2028 – $402, 2029 – $254, 2030 – $156, 2031 – $87, and later years – $45. As permitted, we elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are for sales to dealers and retail customers for equipment, service parts, repair services, and certain telematics services.

(4)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) follow:

	May 3	November 2	April 27
	2026	2025	2025
Retirement benefits adjustment	$(1,227)	$(1,182)	$(1,269)
Cumulative translation adjustment	(1,449)	(1,753)	(1,990)
Unrealized loss on derivatives	(43)	(54)	(81)
Unrealized loss on debt securities	(49)	(43)	(65)
Accumulated other comprehensive income (loss)	$(2,768)	$(3,032)	$(3,405)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended May 3, 2026	Amount	Credit	Amount
Cumulative translation adjustment:
Unrealized translation gain (loss)	$(76)	$5	$(71)
Reclassification of realized (gain) loss to Other income	4		4
Net unrealized translation gain (loss)	(72)	5	(67)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	17	(3)	14
Reclassification of realized (gain) loss to Interest expense	2		2
Net unrealized gain (loss) on derivatives	19	(3)	16
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(11)	3	(8)
Net unrealized gain (loss) on debt securities	(11)	3	(8)
Retirement benefits adjustment:
Net actuarial gain (loss) and prior service credit (cost)	(56)	14	(42)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(12)	3	(9)
Prior service (credit) cost	10	(3)	7
Net unrealized gain (loss) on retirement benefits adjustment	(58)	14	(44)
Total other comprehensive income (loss)	$(122)	$19	$(103)

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended May 3, 2026	Amount	Credit	Amount
Cumulative translation adjustment:
Unrealized translation gain (loss)	$295	$5	$300
Reclassification of realized (gain) loss to Other income	4		4
Net unrealized translation gain (loss)	299	5	304
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	15	(3)	12
Reclassification of realized (gain) loss to Interest expense	(2)	1	(1)
Net unrealized gain (loss) on derivatives	13	(2)	11
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(7)	1	(6)
Net unrealized gain (loss) on debt securities	(7)	1	(6)
Retirement benefits adjustment:
Net actuarial gain (loss) and prior service credit (cost)	(56)	14	(42)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(24)	6	(18)
Prior service (credit) cost	20	(5)	15
Net unrealized gain (loss) on retirement benefits adjustment	(60)	15	(45)
Total other comprehensive income (loss)	$245	$19	$264

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended April 27, 2025	Amount	Credit	Amount
Cumulative translation adjustment	$749	$(5)	$744
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(11)	3	(8)
Net unrealized gain (loss) on derivatives	(11)	3	(8)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	30	(8)	22
Reclassification of realized (gain) loss to Other income	2		2
Net unrealized gain (loss) on debt securities	32	(8)	24
Retirement benefits adjustment:
Net actuarial gain (loss)	6	(2)	4
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(14)	3	(11)
Prior service (credit) cost	8	(1)	7
Settlements	3	(1)	2
Net unrealized gain (loss) on retirement benefits adjustment	3	(1)	2
Total other comprehensive income (loss)	$773	$(11)	$762

	Before	Tax	After
	Tax	(Expense)	Tax
Six Months Ended April 27, 2025	Amount	Credit	Amount
Cumulative translation adjustment	$300	$(4)	$296
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	(4)	1	(3)
Reclassification of realized (gain) loss to Interest expense	(8)	2	(6)
Net unrealized gain (loss) on derivatives	(12)	3	(9)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	11	(4)	7
Reclassification of realized (gain) loss to Other income	2		2
Net unrealized gain (loss) on debt securities	13	(4)	9
Retirement benefits adjustment:
Net actuarial gain (loss)	12	(3)	9
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(25)	6	(19)
Prior service (credit) cost	17	(4)	13
Settlements	3	(1)	2
Net unrealized gain (loss) on retirement benefits adjustment	7	(2)	5
Total other comprehensive income (loss)	$308	$(7)	$301

(5)  Earnings Per Share

A reconciliation of basic and diluted earnings per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Six Months Ended
	May 3	April 27	May 3	April 27
	2026	2025	2026	2025
Net income attributable to Deere & Company	$1,773	$1,804	$2,429	$2,673
Average shares outstanding	270.1	271.1	270.2	271.3
Basic earnings per share	$6.57	$6.65	$8.99	$9.85

Average shares outstanding	270.1	271.1	270.2	271.3
Effect of dilutive stock options and unvested restricted stock units	.7	.7	.7	.8
Total potential shares outstanding	270.8	271.8	270.9	272.1
Diluted earnings per share	$6.55	$6.64	$8.97	$9.82

Shares excluded as antidilutive		.2	.1	.2

(6)  Pension and Other Postretirement Benefits

We have several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans. These plans cover U.S. employees and certain foreign employees. The components of net periodic pension and OPEB (benefit) cost excluding the service cost component are included in the line item “Other operating expenses.”

The components of net periodic pension and OPEB (benefit) cost consisted of the following:

	Three Months Ended		Six Months Ended
	May 3	April 27	May 3	April 27
	2026	2025	2026	2025
Pensions:
Service cost	$57	$60	$116	$125
Interest cost	125	129	250	257
Expected return on plan assets	(248)	(244)	(497)	(498)
Amortization of actuarial gain	(3)	(2)	(5)	(3)
Amortization of prior service cost	14	9	24	19
Settlements		3		3
Net benefit	$(55)	$(45)	$(112)	$(97)

OPEB:
Service cost	$4	$4	$8	$9
Interest cost	38	38	75	78
Expected return on plan assets	(41)	(27)	(82)	(55)
Amortization of actuarial gain	(10)	(12)	(20)	(22)
Amortization of prior service credit		(1)		(2)
Net (benefit) cost	$(9)	$2	$(19)	$8

During the first six months of 2026, we contributed and expect to contribute the following amounts to our pension and OPEB plans:

	Pensions	OPEB
Contributed	$48	$95
Expected contributions remainder of the year	52	55

(7)  INCOME TAXES

The effective tax rate was 22.6% and 23.1% for the second quarter of 2026 and 2025, respectively, and 22.8% and 17.5% for the six months ended May 3, 2026, and April 27, 2025, respectively. The effective tax rate in the six months ended April 27, 2025 was impacted by favorable net discrete tax items (see Note 22).

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

Total identifiable assets assigned to the equipment operations operating segments consist of assets actively managed by those segments, including trade receivables, inventories, property and equipment, other intangible assets, and certain other assets. Corporate assets are managed on a consolidated basis, including cash and cash equivalents, retirement benefit net assets, goodwill, and deferred income tax assets. Financial Services assets include cash and cash equivalents, retirement benefits, and deferred income tax assets that are managed by the segment.

Information relating to operations by operating segment was as follows:

Three Months Ended May 3, 2026	PPA	SAT	CF	FS	Total
External net sales	$4,503	$3,485	$3,790		$11,778
External finance and interest income	10	6	3	$1,243	1,262
External other income	60	41	50	123	274
Intersegment income	39	8	11	143	201
Total segment net sales and revenues	4,612	3,540	3,854	1,509	13,515
Cost of sales	(3,100)	(2,377)	(2,800)		(8,277)
Interest expense				(649)	(649)
Other segment items*	(806)	(444)	(493)	(609)	(2,352)
Segment operating profit	$706	$719	$561	$251	$2,237

Six Months Ended May 3, 2026	PPA	SAT	CF	FS	Total
External net sales	$7,666	$5,653	$6,460		$19,779
External finance and interest income	22	17	8	$2,504	2,551
External other income	117	78	98	247	540
Intersegment income	93	17	18	246	374
Total segment net sales and revenues	7,898	5,765	6,584	2,997	23,244
Cost of sales	(5,576)	(4,011)	(4,981)		(14,568)
Interest expense				(1,313)	(1,313)
Other segment items*	(1,477)	(838)	(905)	(1,132)	(4,352)
Segment operating profit	$845	$916	$698	$552	$3,011

Three Months Ended April 27, 2025	PPA	SAT	CF	FS	Total
External net sales	$5,230	$2,994	$2,947		$11,171
External finance and interest income	8	6	4	$1,276	1,294
External other income	49	33	45	109	236
Intersegment income	47	11		116	174
Total segment net sales and revenues	5,334	3,044	2,996	1,501	12,875
Cost of sales	(3,398)	(2,045)	(2,174)		(7,617)
Interest expense				(721)	(721)
Other segment items*	(788)	(425)	(443)	(573)	(2,229)
Segment operating profit	$1,148	$574	$379	$207	$2,308

Six Months Ended April 27, 2025	PPA	SAT	CF	FS	Total
External net sales	$8,297	$4,742	$4,941		$17,980
External finance and interest income	17	15	6	$2,639	2,677
External other income	105	66	90	217	478
Intersegment income	105	16	2	218	341
Total segment net sales and revenues	8,524	4,839	5,039	3,074	21,476
Cost of sales	(5,563)	(3,341)	(3,758)		(12,662)
Interest expense				(1,487)	(1,487)
Other segment items*	(1,475)	(800)	(837)	(1,114)	(4,226)
Segment operating profit	$1,486	$698	$444	$473	$3,101

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

A reconciliation of segment net sales and revenues and segment operating profit to consolidated net sales and revenues and consolidated net income follows:

	Three Months Ended		Six Months Ended
	May 3	April 27	May 3	April 27
	2026	2025	2026	2025
Reconciliation of net sales and revenues
Segment net sales and revenues	$13,515	$12,875	$23,244	$21,476
External other income*	55	62	111	137
Elimination of intersegment revenues	(201)	(174)	(374)	(341)
Net sales and revenues	$13,369	$12,763	$22,981	$21,272

Reconciliation of net income
Segment operating profit	$2,237	$2,308	$3,011	$3,101
Interest income – excluding FS	91	90	183	178
Interest expense – excluding FS	(102)	(94)	(195)	(178)
Pension and OPEB benefit, excluding service cost component	125	107	255	223
Corporate other – net**	(63)	(71)	(115)	(91)
Income taxes	(518)	(539)	(714)	(566)
Net income	$1,770	$1,801	$2,425	$2,667

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

Additional operating segment information was as follows:

	Three Months Ended		Six Months Ended
	May 3	April 27	May 3	April 27
	2026	2025	2026	2025
Depreciation* and amortization expense
PPA	$167	$168	$338	$334
SAT	76	67	151	132
CF	104	89	200	177
FS	272	264	546	529
Intersegment	(25)	(33)	(51)	(68)
Total	$594	$555	$1,184	$1,104

Capital additions
PPA	$99	$112	$173	$199
SAT	48	38	80	73
CF	73	75	121	153
FS
Total	$220	$225	$374	$425

* Depreciation includes depreciation for equipment on operating leases.

	May 3	November 2	April 27
	2026	2025	2025
Total Assets
PPA	$9,091	$8,787	$8,909
SAT	4,420	3,987	4,234
CF	8,522	7,792	7,753
FS	69,549	70,021	70,569
Corporate*	15,419	15,409	14,838
Total Assets	$107,001	$105,996	$106,303

Equity investment in unconsolidated affiliates
PPA	$10	$11	$12
SAT	37	37	59
CF
FS	470	462	425
Total	$517	$510	$496

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

The credit quality and aging analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows:

	May 3, 2026
	2026	2025	2024	2023	2022	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$5,517	$9,749	$6,657	$4,001	$2,133	$861	$4,341	$33,259
30-59 days past due	31	106	74	48	24	10	31	324
60-89 days past due	4	44	40	23	9	4	10	134
90+ days past due		2	2			2		6
Non-performing	5	101	124	92	51	34	58	465
Construction and forestry
Current	1,789	2,622	1,571	715	272	56	118	7,143
30-59 days past due	23	56	39	24	10	3	4	159
60-89 days past due	11	25	23	17	3	2	2	83
90+ days past due		1	2	1	3			7
Non-performing	6	70	94	60	27	18	2	277
Total retail customer receivables	$7,386	$12,776	$8,626	$4,981	$2,532	$990	$4,566	$41,857

Write-offs for the six months ended May 3, 2026:
Agriculture and turf	$1	$12	$17	$13	$6	$3	$45	$97
Construction and forestry		15	16	13	4	2	3	53
Total	$1	$27	$33	$26	$10	$5	$48	$150

	November 2, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$12,380	$8,389	$5,228	$3,003	$1,310	$281	$4,608	$35,199
30-59 days past due	36	73	59	38	15	7	37	265
60-89 days past due	14	37	28	13	8	2	10	112
90+ days past due	1	2		1	2			6
Non-performing	41	109	98	57	30	17	14	366
Construction and forestry
Current	3,175	2,038	1,034	463	130	12	124	6,976
30-59 days past due	42	47	31	12	4	1	5	142
60-89 days past due	21	17	12	8	1	1	2	62
90+ days past due	1	6	3	2		1		13
Non-performing	31	94	78	38	19	7	1	268
Total retail customer receivables	$15,742	$10,812	$6,571	$3,635	$1,519	$329	$4,801	$43,409

Write-offs for the twelve months ended November 2, 2025:
Agriculture and turf	$6	$32	$34	$21	$9	$7	$102	$211
Construction and forestry	9	38	29	12	3	3	7	101
Total	$15	$70	$63	$33	$12	$10	$109	$312

	April 27, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$5,772	$10,981	$6,652	$4,014	$1,981	$654	$3,893	$33,947
30-59 days past due	26	121	77	45	22	9	30	330
60-89 days past due	11	53	32	18	8	4	13	139
90+ days past due		1	2	1	3			7
Non-performing	4	102	111	73	45	29	86	450
Construction and forestry
Current	1,561	2,583	1,425	732	266	46	109	6,722
30-59 days past due	24	70	47	21	9	3	5	179
60-89 days past due	8	27	17	8	3		2	65
90+ days past due		6	1	3				10
Non-performing	6	86	93	55	28	12	2	282
Total retail customer receivables	$7,412	$14,030	$8,457	$4,970	$2,365	$757	$4,140	$42,131

Write-offs for the six months ended April 27, 2025:
Agriculture and turf	$1	$16	$21	$12	$4	$5	$49	$108
Construction and forestry		18	17	7	2	1	4	49
Total	$1	$34	$38	$19	$6	$6	$53	$157

The credit quality and aging analysis of wholesale receivables was as follows:

	May 3	November 2	April 27
	2026	2025	2025
Wholesale receivables:
Agriculture and turf
Current	$6,141	$6,731	$7,372
30+ days past due			1
Non-performing	4		1
Construction and forestry
Current	1,281	1,524	1,547
30+ days past due
Non-performing
Total wholesale receivables	$7,426	$8,255	$8,921

An analysis of the allowance for credit losses and investment in financing receivables follows:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total

Three Months Ended May 3, 2026
Allowance:
Beginning of period balance	$245	$7	$2	$254
Provision	62	27		89
Write-offs	(55)	(38)		(93)
Recoveries	5	12		17
End of period balance	$257	$8	$2	$267

Six Months Ended May 3, 2026
Allowance:
Beginning of period balance	$249	$7	$2	$258
Provision	101	26		127
Write-offs	(102)	(48)		(150)
Recoveries	9	23		32
End of period balance	$257	$8	$2	$267

Financing receivables:
End of period balance	$37,291	$4,566	$7,426	$49,283

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total

Three Months Ended April 27, 2025
Allowance:
Beginning of period balance	$240	$6	$2	$248
Provision	55	39		94
Write-offs	(56)	(40)		(96)
Recoveries	3	8		11
Translation adjustments	1			1
End of period balance	$243	$13	$2	$258

Six Months Ended April 27, 2025
Allowance:
Beginning of period balance	$219	$8	$2	$229
Provision	122	41		163
Write-offs	(104)	(53)		(157)
Recoveries	6	17		23
End of period balance	$243	$13	$2	$258

Financing receivables:
End of period balance	$37,991	$4,140	$8,921	$51,052

The allowance for credit losses on retail notes and financing lease receivables increased slightly in the second quarter and first six months of 2026, primarily due to higher expected losses on construction retail accounts.

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

The ending amortized cost of financing receivables modified with borrowers experiencing financial difficulty was as follows:

	Three Months Ended		Six Months Ended
	May 3	April 27	May 3	April 27
	2026	2025	2026	2025
Modified financing receivables	$54	$48	$117	$75
Percent of financing receivables portfolio	0.11%	0.09%	0.24%	0.15%

Modifications offered include payment deferrals, term extensions, or a combination thereof. The weighted-average effects for contract modifications were as follows in months:

	Six Months Ended
	May 3	April 27
	2026	2025
Payment deferral	7	8
Term extension	11	11
Combination modifications:
Payment deferral	9	5
Term extension	18	8

We continue to monitor the performance of financing receivables that are modified with borrowers experiencing financial difficulty. The ending amortized cost and performance of financing receivables modified during the prior twelve months ended May 3, 2026, and April 27, 2025, were as follows:

	May 3	April 27
	2026	2025
Current	$174	$100
30-59 days past due	4	6
60-89 days past due	4	2
90+ days past due	3	1
Non-performing	21	14
Total	$206	$123

Defaults and subsequent write-offs of loans modified in the prior twelve months were not significant during the three months and the six months ended May 3, 2026. In addition, at May 3, 2026, commitments to provide additional financing to these customers were not significant.

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

The components of securitization programs were as follows:

	May 3	November 2	April 27
	2026	2025	2025
Financing receivables securitized (retail notes)	$6,138	$6,872	$7,812
Allowance for credit losses	(38)	(41)	(47)
Other assets (primarily restricted cash)	161	171	183
Total restricted securitized assets	$6,261	$7,002	$7,948

Short-term securitization borrowings	$5,929	$6,596	$7,562
Accrued interest on borrowings	13	15	12
Total liabilities related to restricted securitized assets	$5,942	$6,611	$7,574

(11)  Inventories

A majority of inventories owned by us are valued at cost on the “last-in, first-out” (LIFO) basis. If all inventories valued on a LIFO basis had been valued on a “first-in, first-out” (FIFO) basis, the estimated inventories by major classification would have been as follows:

	May 3	November 2	April 27
	2026	2025	2025
Raw materials and supplies	$3,667	$3,402	$3,438
Work-in-process	1,079	956	1,056
Finished goods and parts	6,119	5,769	5,615
Total FIFO value	10,865	10,127	10,109
Excess of FIFO over LIFO	2,677	2,721	2,239
Inventories	$8,188	$7,406	$7,870

(12)  Goodwill and Other Intangible Assets – Net

The changes in amounts of goodwill by operating segments were as follows:

	PPA	SAT	CF	Total
Goodwill at October 27, 2024	$701	$365	$2,893	$3,959
Translation adjustments	8	3	124	135
Goodwill at April 27, 2025	$709	$368	$3,017	$4,094

Goodwill at November 2, 2025	$744	$393	$3,051	$4,188
Acquisition (Note 21)			286	286
Translation adjustments	5	1	33	39
Goodwill at May 3, 2026	$749	$394	$3,370	$4,513

The components of other intangible assets were as follows:

	May 3	November 2	April 27
	2026	2025	2025
Customer lists and relationships	$556	$482	$517
Technology, patents, trademarks, and other	1,600	1,518	1,481
Total at cost	2,156	2,000	1,998
Less accumulated amortization:
Customer lists and relationships	(277)	(260)	(249)
Technology, patents, trademarks, and other	(904)	(848)	(785)
Total accumulated amortization	(1,181)	(1,108)	(1,034)
Other intangible assets – net	$975	$892	$964

The amortization expense of other intangible assets in the second quarter and the first six months of 2026 was $36 and $70, respectively, and for the second quarter and the first six months of 2025 was $37 and $78, respectively. The estimated amortization expense for the next five years is as follows: remainder of 2026 – $79, 2027 – $157, 2028 – $121, 2029 – $102, 2030 – $85, and 2031 – $77.

(13)  Short-Term Borrowings

Short-term borrowings were as follows:

	May 3	November 2	April 27
	2026	2025	2025
Commercial paper	$6,030	$4,218	$6,586
Notes payable to banks	681	651	395
Finance lease obligations due within one year	41	39	39
Long-term borrowings due within one year	8,880	8,888	8,928
Short-term borrowings	$15,632	$13,796	$15,948

(14)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	May 3	November 2	April 27
	2026	2025	2025
Accounts payable:
Trade payables	$3,304	$2,985	$2,785
Dividends payable	442	443	443
Operating lease liabilities	340	314	280
Deposits withheld from dealers and merchants	137	143	144
Payables to unconsolidated affiliates	29	10	11
Other	212	191	225
Accrued expenses:
Employee benefits	799	1,577	1,164
Product warranties	1,336	1,259	1,297
Accrued taxes	1,090	1,155	1,224
Extended warranty premium	1,210	1,202	1,194
Dealer sales incentives	541	828	468
Unearned revenue (contractual liability)	945	837	895
Unearned operating lease revenue	553	534	524
Accrued interest	558	524	525
Derivative liabilities	538	389	614
Parts return liability	436	445	420
Other	1,183	1,073	1,132
Accounts payable and accrued expenses	$13,653	$13,909	$13,345

Amounts are presented net of eliminations, which primarily consist of dealer sales incentives with a right of set-off against trade receivables of $2,012 at May 3, 2026, $1,892 at November 2, 2025, and $2,059 at April 27, 2025. Other eliminations were made for accrued taxes and other accrued expenses.

(15)  Long-Term Borrowings

Long-term borrowings were as follows in millions:

	May 3	November 2	April 27
	2026	2025	2025
Underwritten term debt:
U.S. dollar notes and debentures:
6.55% debentures due 2028	$200	$200	$200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
4.15% notes due 2030*	493	498
7.125% notes due 2031	300	300	300
5.45% notes due 2035	1,250	1,250	1,250
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
5.70% notes due 2055	750	750	750
Euro notes:
1.85% notes due 2028 (€600 principal)	704	694	683
2.20% notes due 2032 (€600 principal)	704	694	683
1.65% notes due 2039 (€650 principal)	763	752	740
Serial issuances:
Medium-term notes*	32,683	34,041	33,942
Other notes and finance lease obligations	509	470	372
Less: debt issuance costs and debt discounts	(145)	(155)	(159)
Long-term borrowings	$42,261	$43,544	$42,811

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

The principal balances of the 4.15% notes due 2030 and medium-term notes were as follows:

	May 3	November 2	April 27
	2026	2025	2025
4.15% notes due 2030	$500	$500
Medium-term notes	32,956	34,241	$34,241

(16)  Leases – Lessor

We lease equipment manufactured or sold by us through John Deere Financial. Sales-type and direct financing leases are reported in “Financing receivables – net.” Operating leases are reported in “Equipment on operating leases – net.”

Lease revenues earned by us follow:

	Three Months Ended		Six Months Ended
	May 3	April 27	May 3	April 27
	2026	2025	2026	2025
Sales-type and direct finance lease revenues	$43	$44	$88	$90
Operating lease revenues	374	356	748	717
Variable lease revenues	6	5	11	10
Total lease revenues	$423	$405	$847	$817

(17)  Commitments and Contingencies

A standard warranty is provided as assurance that the equipment will function as intended. The standard warranty period varies by product and region. At the time a sale is recognized, we record an estimate of future warranty costs based on historical claims rate experience and estimated population under warranty.

The reconciliation of the changes in the warranty liability follows:

	Three Months Ended		Six Months Ended
	May 3	April 27	May 3	April 27
	2026	2025	2026	2025
Beginning of period balance	$1,311	$1,360	$1,259	$1,426
Warranty claims paid	(294)	(308)	(593)	(618)
New product warranty accruals	318	227	660	483
Foreign exchange	1	18	10	6
End of period balance	$1,336	$1,297	$1,336	$1,297

The costs for extended warranty programs are recognized as incurred.

In certain international markets, we provide guarantees to banks for the retail financing of John Deere equipment. As of May 3, 2026, the notional value of these guarantees was $137. We may repossess the equipment collateralizing the receivables. At May 3, 2026, the accrued losses under these guarantees were not material. We also had guarantees to a VIE (see Note 1) totaling $172 at May 3, 2026.

We also had other miscellaneous contingent liabilities and guarantees totaling approximately $150 at May 3, 2026. The accrued liability for these contingencies was $40 at May 3, 2026.

At May 3, 2026, we had commitments of approximately $525 for the construction and acquisition of property and equipment. Also, at May 3, 2026, we had restricted assets of $297, classified as “Other assets,” which includes restricted cash primarily related to securitization of financing receivables (see Note 10) and cash that is legally restricted as to withdrawal or usage.

We are subject to various unresolved legal actions. The total accrued losses on unresolved legal matters were approximately $175 at May 3, 2026. The accrual includes losses associated with a settlement agreement in a consolidated multidistrict class action antitrust lawsuit, which was recorded in the fourth quarter of 2025. The accrual for all other matters is based on management’s best estimate of probable losses as the outcome of litigation is inherently uncertain. We believe the reasonably possible range of losses in excess of the recorded accruals for these unresolved legal actions would not have a material effect on our consolidated financial statements. The most prevalent legal claims relate to antitrust, product liability (including asbestos-related liability), employment, patent, and trademark matters.

(18)  FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values are presented in the table below. Long-term borrowings exclude finance lease liabilities.

	May 3, 2026		November 2, 2025		April 27, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net	$42,916	$42,969	$44,575	$44,779	$43,029	$43,119
Financing receivables securitized – net	6,100	6,113	6,831	6,855	7,765	7,710
Receivables from unconsolidated affiliates	279	282	392	400	557	557
Short-term securitization borrowings	5,929	5,948	6,596	6,631	7,562	7,588
Long-term borrowings due within one year	8,880	8,921	8,888	8,911	8,928	8,869
Long-term borrowings	42,183	41,842	43,471	43,527	42,742	42,423

Fair value measurements above were Level 3 for all receivables and Level 2 for all borrowings.

Fair values of the financing receivables and receivables from unconsolidated affiliates that were issued long-term were based on the discounted values of their related cash flows at interest rates currently being offered by us for similar financing receivables or at current market interest rates. The fair values of the remaining financing receivables approximated the carrying amounts. At May 3, 2026, and November 2, 2025, we had $42 and $60, respectively, marketable securities classified as held-to-maturity Level 2 international corporate debt securities. We record held-to-maturity marketable securities at amortized cost, which approximates fair value.

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

Assets and liabilities measured at fair value on a recurring basis, excluding our cash equivalents, which were carried at a cost that approximates fair value and consist of money market funds and time deposits, and excluding our held-to-maturity marketable securities, are as follows:

	May 3	November 2	April 27
	2026	2025	2025
Level 1:
Marketable securities
U.S. government debt securities	$295	$196	$259
Total Level 1 marketable securities	295	196	259

Level 2:
Marketable securities
International fixed income fund	7	7	6
Corporate debt securities	501	510	452
International debt securities	145	174	154
Mortgage-backed securities	219	234	201
Municipal debt securities	108	113	87
U.S. government debt securities	113	117	113
Total Level 2 marketable securities	1,093	1,155	1,013
Other assets – Derivatives	270	393	434
Accounts payable and accrued expenses – Derivatives	538	389	614

Level 3:
Accounts payable and accrued expenses – Deferred consideration	100	113	128

The mortgage-backed securities are primarily issued by U.S. government sponsored enterprises.

The contractual maturities of available-for-sale debt securities at May 3, 2026, follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$44	$44
Due after one through five years	388	385
Due after five through 10 years	576	561
Due after 10 years	194	172
Mortgage-backed securities	242	219
Debt securities	$1,444	$1,381

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Mortgage-backed securities contain prepayment provisions and are not categorized by contractual maturity.

Fair value, nonrecurring Level 3 measurements from impairments and other adjustments were as follows:

	Fair Value			Losses (Gains)
				Three Months Ended		Six Months Ended
	May 3	November 2	April 27	May 3	April 27	May 3	April 27
	2026	2025	2025	2026	2025	2026	2025[2]
Property and equipment – net[1]		$1
Other intangible assets – net[1]		3
Other assets		8
Assets held for sale							$(32)

1 Related to assessments of our external overseas battery operations performed in the third quarter of 2025.

2 The gain on “Assets held for sale” recorded in the first quarter of 2025 represents a reversal of prior period valuation allowance loss, not in excess of the cumulative valuation allowance recorded on “Assets held for sale.”

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

Other intangible assets – net – The impairment of customer relationships and tradename of our external overseas battery operations was measured using an income approach.

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

	May 3, 2026			November 2, 2025			April 27, 2025
		Fair Value			Fair Value			Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Cash flow hedges:
Interest rate contracts	$3,525	$7	$17	$2,675		$21	$2,975		$29

Fair value hedges:
Interest rate contracts	11,720	64	243	11,465	$160	228	13,608	$169	372
Cross-currency interest rate contracts	2,058	101	23	2,058	91	11	975	103

Net investment hedges:
Cross-currency interest rate contracts	1,131		22	1,131		9	1,131		4

Not designated as hedging instruments:
Interest rate contracts	14,785	88	48	14,084	94	81	14,254	112	100
Foreign exchange contracts	8,993	10	175	7,372	46	33	8,078	42	107
Cross-currency interest rate contracts	120		10	132	2	6	141	8	2

The amounts recorded in the condensed consolidated balance sheets related to borrowings and fair value hedges are presented in the table below. Fair value hedging adjustments are included in the carrying amount of hedged items.

	Carrying Amount	Cumulative Fair Value
	of Hedged Items	Hedging Amounts
May 3, 2026
Short-term borrowings	$3,886	$(39)
Long-term borrowings	25,001	(297)

November 2, 2025
Short-term borrowings	$2,998	$(30)
Long-term borrowings	25,013	(203)

April 27, 2025
Short-term borrowings	$1,319	$(13)
Long-term borrowings	24,839	(299)

The table above includes carrying amounts of short-term borrowings of $3,534, $2,544, and $1,212 and of long-term borrowings of $11,704, $11,963, and $10,533 at May 3, 2026, November 2, 2025, and April 27, 2025, respectively, for hedged items that are in discontinued hedge relationships. Also included are cumulative fair value hedging amounts on discontinued hedge relationships of short-term borrowings of ($39), ($30), and ($12) and of long-term borrowings of ($120), ($185), and ($141) at May 3, 2026, November 2, 2025, and April 27, 2025, respectively. At April 27, 2025, long-term borrowings with a carrying amount of $399 were in both active and discontinued hedging relationships as a result of hedging activities associated with reference rate reform.

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	Three Months Ended		Six Months Ended
	May 3	April 27	May 3	April 27
	2026	2025	2026	2025
Fair value hedges:
Interest rate contracts – Interest expense	$(142)	$435	$(200)	$92

Cash flow hedges:
Recognized in OCI:
Interest rate contracts – OCI (pretax)	$17	$(11)	$15	$(4)
Reclassified from OCI:
Interest rate contracts – Interest expense	(2)		2	8

Net investment hedges:
Interest rate contracts – Interest expense	$5	$1	$9	$1
Recognized in OCI:
Interest rate contracts – OCI (pretax)	17	(4)	(13)	(4)

Not designated as hedges:
Interest rate contracts – Interest expense	$13	$(12)	$9	$(16)
Foreign exchange contracts – Net sales	(1)	4	4	(3)
Foreign exchange contracts – Cost of sales	(28)	(7)	(95)	28
Foreign exchange contracts – Other operating expenses	(10)	(118)	(289)	90
Total not designated	$(26)	$(133)	$(371)	$99

Certain of our derivative agreements contain credit support provisions that may require us to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at May 3, 2026, November 2, 2025, and April 27, 2025, was $362, $356, and $507, respectively. In accordance with the limits established in these agreements, we posted $73, $62, and $221 of cash collateral at May 3, 2026, November 2, 2025, and April 27, 2025, respectively. In addition, we paid $8 of collateral that was outstanding at May 3, 2026, November 2, 2025, and April 27, 2025, to participate in an international futures market to hedge currency exposure, not included in the following table.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and collateral follows:

	Gross Amounts	Netting
	Recognized	Arrangements	Collateral	Net Amount
May 3, 2026
Assets	$270	$(111)	$(1)	$158
Liabilities	538	(111)	(73)	354

November 2, 2025
Assets	$393	$(202)		$191
Liabilities	389	(202)	$(64)	123

April 27, 2025
Assets	$434	$(166)	$(2)	$266
Liabilities	614	(166)	(221)	227

(20)  Share-Based Awards

We are authorized to grant shares for equity incentive awards. The remaining shares authorized for future issuance were 12.2 million at May 3, 2026. In December 2025, we granted stock options to employees for the purchase of 161 thousand shares of common stock at an exercise price of $468.90 per share and a binomial lattice model fair value of $125.96 per share at the grant date. At May 3, 2026, options for 1.0 million shares were outstanding with a weighted-average exercise price of $363.65 per share.

During the six months ended May 3, 2026, the restricted stock units (RSUs) granted in thousands of shares and the weighted-average grant date fair values, using the closing price of our common stock on the grant date in dollars, follow:

		Grant-Date
		Fair Value
	Shares	(per share)
Service-based	312	$474.92
Performance/service-based	145	535.87
Market/service-based (fair value determined using a Monte Carlo model)	39	555.14

In March 2026, we granted performance/service-based awards to certain of our senior officers, which vest subject to the satisfaction of pre-established annual Shareholder Value Added targets during a five-fiscal year period beginning on November 3, 2025 and ending on October 27, 2030. Each fiscal year, a payout percentage ranging from zero to 175% will be calculated and the five annual payout percentages will be averaged at the end of the performance period and used to calculate the number of common stock shares to be received. The awards include dividend equivalent payments.

(21)  AcQUISITION AND Disposition

Acquisition

In February 2026, we acquired Tenna LLC (Tenna) to expand our technology solutions in the construction market. Tenna is a U.S. construction technology company that offers mixed-fleet equipment operations and asset tracking solutions. The purchase price, net of cash acquired of $1, was $439. The fair values assigned to the assets and liabilities of the acquired entity, which are based on information as of the acquisition date and available at May 3, 2026, follow:

February
2026
Trade accounts and notes receivable	$23
Inventories	4
Goodwill	286
Other intangible assets	137
Other miscellaneous assets	3
Total assets	$453

Accounts payable and accrued expenses	$14
Total liabilities	$14

The identifiable intangible assets were related to customer relationships, technology, and trade name with a weighted average amortization period of 10 years. The goodwill is deductible for income tax purposes. Tenna was assigned to the CF segment.

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

Statements of Consolidated Cash Flows – Our noncash transactions as a result of the BJD deconsolidation in February 2025 include the derecognition of total assets (excluding cash and cash equivalents) of $2,897 and total liabilities of $1,861, and the recognition of the investments in unconsolidated affiliates of $362 and receivables from unconsolidated affiliates (BJD intercompany payables) of $781. The decrease in cash and cash equivalents resulting from the deconsolidation of BJD was recorded in other investing activities in the statements of consolidated cash flows.

(22)  Special ItemS

Discrete Tax Items

In the first quarter of 2025, we recorded favorable net discrete tax items primarily due to tax benefits of $110 related to the realization of foreign net operating losses from the consolidation of certain subsidiaries and $53 from an adjustment to an uncertain tax position of a foreign subsidiary.

Banco John Deere S.A.

In 2024, we entered into an agreement with Bradesco, for Bradesco to invest and become 50% owner of our wholly-owned subsidiary in Brazil, BJD. The BJD business was reclassified as held for sale in 2024. At January 26, 2025, the valuation allowance on “Assets held for sale” decreased, resulting in a pretax and after-tax gain (reversal of previous losses not in excess of cumulative valuation allowance recorded on “Assets held for sale”) of $32 recorded in “Selling, administrative and general expenses” in the three months ended January 26, 2025, and presented in “Impairments and other adjustments” in the statements of consolidated cash flows.

In February 2025, Bradesco contributed capital equal to our equity investment in BJD. We retained a 50% equity interest in BJD and are reporting the results as an equity investment in unconsolidated affiliates.

(23)  Subsequent EventS

In May 2026, we entered into a retail note securitization transaction, resulting in $303 of secured borrowings.

On May 27, 2026, a quarterly dividend of $1.62 per share was declared at the Board of Directors meeting, payable on August 10, 2026, to stockholders of record on June 30, 2026.

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

Trends and Economic Conditions

Industry Sales Outlook for Fiscal Year 2026 (in units)

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

Deeper integration of technology into equipment to enable customers to do more with less remains a persistent market trend. Customers seek to improve profitability, productivity, and sustainability by selecting our equipment and technology solutions. These technologies are incorporated into customer operations across the varied production systems that we serve. While we continue to benefit from the adoption of these technologies, revenue from SaaS products did not represent a significant percentage of our revenues in the periods presented.

Company Outlook for 2026

Large agriculture sales are expected to remain subdued in North America and to soften in South America resulting in decreased sales volume for PPA in 2026 compared to 2025. SAT and CF sales are expected to improve in 2026. Our net sales are expected to increase in 2026 compared to 2025, with the anticipated decline in PPA sales more than offset by improvements in CF and SAT.

Agriculture and Turf Industry Outlook for 2026

●	Demand in the U.S. and Canada for large agriculture equipment is expected to decrease compared to 2025 levels driven by elevated farm input costs and ongoing global market uncertainty. These factors are expected to be partially offset by robust demand for commodities and tightening supply which are expected to support improvements in crop prices. In addition, government programs in the U.S. continue to support farmers’ short-term liquidity, and recent biofuel policy changes may help provide future demand for U.S. farmers.
●	We expect small agricultural and turf equipment sales to be flat to up slightly from 2025 levels in the U.S. and Canada. The dairy and livestock market continues to maintain strong margins, supporting ongoing product demand. A modest recovery is anticipated in the turf sector following several years of contraction.
●	In Europe, the industry is forecasted to be flat to up slightly. While elevated interest rates continue to influence purchasing decisions, customer profitability and equipment replacement activity remain relatively stable. The crop farming sector continues to experience subdued conditions; however, favorable dairy market margins are expected to continue to provide ongoing support to overall industry demand.
●	Demand in South America is expected to decrease. Although crop production and yields remain strong and crop prices have improved, high interest rates, elevated input costs, and a stronger Brazilian real are pressuring farm profitability and reducing near-term equipment demand.
●	Industry sales in Asia are forecasted to be roughly flat, mainly driven by demand in India.

Construction and Forestry Industry Outlook for 2026

●	Industry sales in the U.S. and Canada for construction and compact construction equipment are projected to be slightly higher compared to 2025. Favorable industry fundamentals, including strong customer backlogs supported by large projects, infrastructure investment, and data center construction activity, continue to offset softness in residential construction.
●	Global forestry markets are expected to decrease slightly due to continued pressure from weak residential construction demand and lower log and lumber prices.
●	Global roadbuilding markets are forecasted to be up compared to 2025 driven by increased road construction spending across multiple geographies.

Financial Services Outlook for 2026

Net Income	Down
(–) Average portfolio	Unfavorable
(–) Prior period special items	Unfavorable
+ Financing spreads	Favorable
+ Provision for credit losses	Favorable

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

Incremental import tariffs adversely affected the cost of our products and components beginning in 2025 and continue to do so in 2026. The direct impact of these incremental tariffs incurred was $372 in the first six months of 2026, net of the tariff recovery described below, and approximately $95 in the first six months of 2025. These amounts exclude the impact of tariffs on our suppliers and market demand.

On February 20, 2026, the Supreme Court of the United States issued a decision invalidating tariffs imposed pursuant to the International Emergency Economic Powers Act (IEEPA). On April 20, 2026, the U.S. Customs and Border Protection (CBP) launched a system to process IEEPA tariff refund claims. Based on the eligibility parameters established by the CBP for the initial phase of the refund process, we prepared and filed a refund claim in the amount of $272, which has been accepted by the CBP. We recorded a recovery for this initial amount as we concluded the refund is probable and reasonably estimable. The recovery was allocated 20%, 30%, and 50% to PPA, SAT, and CF, respectively, decreasing cost of sales. Trade policies continue to evolve, causing uncertainty in the agriculture and construction industries. We are actively taking steps to mitigate potential impacts on our business, to the extent possible, including adjusting sourcing strategies, pursuing product exemptions, and identifying cost reduction opportunities.

Changes in the agricultural market business cycle and global trade policies are driven by factors outside of our control, and as a result, we cannot reasonably foresee when these conditions may subside.

Legal Proceeding – On January 15, 2025, the Federal Trade Commission (FTC), along with the Attorneys General of the States of Illinois and Minnesota filed a lawsuit against us in the United States District Court for the Northern District of Illinois Western Division. The Attorneys General of the States of Arizona, Michigan, and Wisconsin joined the lawsuit. The lawsuit alleges monopolization and unfair competition in violation of the federal and state antitrust laws. Plaintiffs seek a permanent injunction and other equitable relief to allow owners of our equipment, as well as independent repair providers, access to our repair tools and any other repair resources available to authorized John Deere dealers. We are in discussions with the FTC and plaintiff states with respect to a potential resolution. At this stage, we are unable to estimate the potential impact on our business.

Other Items of Concern and Uncertainties – Other items that could impact our results are:

●	slower economic growth and inflation
●	global and regional political conditions
●	shifts in energy, including positions with respect to biofuels, positions on government subsidies of farming, and changes in energy prices
●	input costs, including the availability and price of fertilizers as a result of the conflict in the Middle East
●	capital market disruptions
●	foreign currency and capital control policies
●	right to repair and agriculture data privacy regulations and legislation
●	weather conditions
●	marketplace pace of adoption and monetization of technologies we have invested in
●	our ability to strengthen our digital capabilities, artificial intelligence, automation, and autonomy
●	changes in demand and pricing for new and used equipment
●	delays or disruptions in our supply chain
●	significant fluctuations in foreign currency exchange rates
●	volatility in the prices of many commodities

Consolidated Results – 2026 Compared with 2025

	Three Months Ended			Six Months Ended
Deere & Company	May 3	April 27%		May 3	April 27%
(In millions of dollars, except per share amounts)	2026	2025	Change	2026	2025	Change
Net sales and revenues	$13,369	$12,763	+5	$22,981	$21,272	+8
Net income attributable to Deere & Company	1,773	1,804	-2	2,429	2,673	-9
Diluted earnings per share	6.55	6.64		8.97	9.82

Net sales and revenues increased 5% and 8% for the quarter and year-to-date periods, respectively, primarily due to higher sales volumes and the positive effects of foreign currency translation. Net income decreased $31 in the second quarter primarily due to the impact of lower PPA shipment volumes of $313 ($402 pretax), increased production costs of $122 ($157 pretax) from higher material costs, and higher warranty expenses of $64 ($82 pretax), partially offset by the impact of higher shipment volumes for CF of $148 ($191 pretax) and SAT of $79 ($101 pretax), favorable price realization of $131 ($169 pretax), and the favorable impact of foreign currency exchange of $107 ($138 pretax). Results for the first six months were also affected by favorable discrete tax items in the prior period (see Note 22) of $163. The discussion of net sales and operating profit is included in the Business Segment Results below.

An explanation of the cost of sales to net sales ratio and other significant statement of consolidated income changes follows:

	Three Months Ended			Six Months Ended
	May 3	April 27%		May 3	April 27%
Deere & Company	2026	2025	Change	2026	2025	Change
Cost of sales to net sales	70.2%	68.1%		73.5%	70.3%
• Material costs		Unfavorable			Unfavorable
• Tariffs, net of recoveries		Favorable			Unfavorable
• Production efficiencies		Favorable			Favorable

Increased mostly due to higher material costs as a result of inflationary pressures. Incremental tariffs affected both periods; however, tariff recoveries exceeded direct incremental tariff costs in the second quarter (see Global Trade Policies section in Additional Trends). Production efficiencies had a favorable impact resulting from increased manufacturing volumes for CF and SAT.

Other income	$277	$238	+16	$544	$485	+12
Higher for both periods due to income earned from extended warranty premiums, higher service revenues, and a gain on the disposal of property.

Research and development expenses	583	549	+6	1,137	1,075	+6
Increased due to continued focus on developing and deploying technology solutions.

Interest expense	712	784	-9	1,431	1,614	-11
Decreased for both periods primarily due to lower average borrowing rates and lower average borrowings.

Other operating expenses	306	287	+7	556	536	+4
Increased for both periods due to higher depreciation of equipment on operating leases.

Provision for income taxes	518	539	-4	714	566	+26
Decreased for the three months ended as a result of lower pretax income. Increased for the six months ended due to the favorable impact on the prior period of discrete tax adjustments (see Note 22).

Business Segment Results – 2026 compared with 2025

The tariff impact was primarily included in the “Production Costs” category below.

	Three Months Ended			Six Months Ended
	May 3	April 27%		May 3	April 27%
Production & Precision Agriculture	2026	2025	Change	2026	2025	Change
Net sales	$4,503	$5,230	-14	$7,666	$8,297	-8
Operating profit	706	1,148	-39	845	1,486	-43
Operating margin	15.7%	22.0%		11.0%	17.9%
Price realization			+1			+1
Currency translation impact on Net sales			+3			+3

Production & Precision Agriculture sales decreased for the quarter as a result of lower shipment volumes (primarily in the U.S., Canada, and Brazil), partially offset by the positive effects of foreign currency translation (primarily the Euro and Brazilian real). Operating profit decreased primarily due to lower shipment volumes and higher production costs from an increase in material and freight costs, partially offset by the favorable effects of foreign currency exchange.

Production & Precision Agriculture Operating Profit

Second Quarter 2026 Compared to Second Quarter 2025

Sales for the first six months decreased as a result of lower shipment volumes (primarily in the U.S., Canada, and Brazil, offset by Europe), partially offset by the positive effects of foreign currency translation (primarily the Euro and Brazilian real). Operating profit decreased for the first six months primarily due to lower shipment volumes / sales mix and higher production costs, from an increase in material costs and higher tariffs.

Production & Precision Agriculture Operating Profit

First Six Months 2026 Compared to First Six Months 2025

	Three Months Ended			Six Months Ended
	May 3	April 27%		May 3	April 27%
Small Agriculture & Turf	2026	2025	Change	2026	2025	Change
Net sales	$3,485	$2,994	+16	$5,653	$4,742	+19
Operating profit	719	574	+25	916	698	+31
Operating margin	20.6%	19.2%		16.2%	14.7%
Price realization			+1			+2
Currency translation impact on Net sales			+2			+2

Small Agriculture & Turf sales increased for the quarter as a result of higher shipment volumes (primarily in the U.S. and Europe) and the positive effects of foreign currency translation (primarily the Euro). Operating profit increased due to higher shipment volumes and favorable price realization.

Small Agriculture & Turf Operating Profit

Second Quarter 2026 Compared to Second Quarter 2025

Sales for the first six months increased as a result of higher shipment volumes (primarily in the U.S., Europe, and India) and the positive effects of foreign currency translation (primarily the Euro). Operating profit for the first six months increased due to higher shipment volumes and favorable price realization, partially offset by higher production costs, driven by higher tariffs and an increase in material costs.

Small Agriculture & Turf Operating Profit

First Six Months 2026 Compared to First Six Months 2025

	Three Months Ended			Six Months Ended
	May 3	April 27%		May 3	April 27%
Construction & Forestry	2026	2025	Change	2026	2025	Change
Net sales	$3,790	$2,947	+29	$6,460	$4,941	+31
Operating profit	561	379	+48	698	444	+57
Operating margin	14.8%	12.9%		10.8%	9.0%
Price realization			+3			+1
Currency translation impact on Net sales			+3			+3

Construction & Forestry sales increased for the quarter primarily as a result of higher shipment volumes (primarily in the U.S.) and the positive effects of foreign currency translation (primarily the Euro). Operating profit increased due to higher shipment volumes and favorable price realization, partially offset by higher production costs, driven by an increase in material costs and higher tariffs.

Construction & Forestry Operating Profit

Second Quarter 2026 Compared to Second Quarter 2025

Sales for the first six months increased due to higher shipment volumes (primarily in the U.S.) and the positive effects of foreign currency translation (primarily the Euro). Operating profit increased due to higher shipment volumes and favorable price realization, partially offset by higher tariffs and an increase in material costs.

Construction & Forestry Operating Profit

First Six Months 2026 Compared to First Six Months 2025

	Three Months Ended			Six Months Ended
	May 3	April 27%		May 3	April 27%
Financial Services	2026	2025	Change	2026	2025	Change
Revenue (including intercompany)	$1,509	$1,501	+1	$2,997	$3,074	-3
Interest expense	649	721	-10	1,313	1,487	-12
Net income	190	161	+18	434	391	+11

Revenue for the first six months decreased primarily due to the deconsolidation of Banco John Deere S.A. (BJD) in the second quarter of 2025. The average balance of receivables and leases financed was 1% lower in the second quarter of 2026 and 2% lower in the first six months of 2026 compared with the same periods last year. Interest expense decreased as a result of lower average borrowing rates and lower average borrowings.

Net income for the quarter increased primarily due to favorable financing spreads and favorable derivative valuation adjustments, partially offset by the impact of a lower average portfolio. Net income in the first six months was also impacted by a lower provision for credit losses and the prior period benefiting from a special item (see Note 22).

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

We closely monitor our cash requirements. Based on the available sources of liquidity, we expect to meet our funding needs in the short term (next 12 months) and long term (beyond 12 months). We are forecasting operating cash flows from equipment operations in 2026 to remain flat compared with 2025 driven by an offsetting decrease in net income adjusted for non-cash provisions, and higher cash flows generated from higher accounts payable and accrued expenses and inventory reductions.

We operate in multiple industries, which have unique funding requirements. The equipment operations are capital intensive. Historically, these operations have been subject to seasonal variations in financing requirements for inventories and receivables from dealers.

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.

Key metrics are provided in the following table:

	May 3	November 2	April 27
	2026	2025	2025
Cash, cash equivalents, and marketable securities	$9,335	$9,687	$9,263

Trade accounts and notes receivable – net	7,571	5,317	6,748
Ratio to prior 12 month’s net sales	19%	14%	17%

Inventories	8,188	7,406	7,870
Ratio to prior 12 month’s cost of sales	27%	26%	29%

Unused credit lines	5,947	7,268	4,866

Financial Services:
Ratio of interest-bearing debt to stockholder’s equity	8.7 to 1	8.4 to 1	8.7 to 1

There have been no material changes to the contractual obligations and other cash requirements identified in our most recently filed Annual Report on Form 10-K.

Cash Flows

	Six Months Ended
	May 3, 2026	April 27, 2025
Net cash provided by operating activities	$1,042	$568
Net cash provided by investing activities	93	779
Net cash used for financing activities	(1,627)	(821)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	94	20
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(398)	$546

Cash inflows from consolidated operating activities in the first six months of 2026 were $1,042. This resulted mainly from net income adjusted for non-cash provisions, partially offset by an increase in receivables related to sales, an increase in inventories, a decrease in accrued employee profit-sharing incentives, and an OPEB contribution. Cash inflows from investing activities were $93 in the first six months of this year. The primary drivers were collections of receivables (excluding receivables related to sales) exceeding the cost of receivables acquired, partially offset by purchases of property and equipment and the acquisition of Tenna LLC (see Note 21). Cash outflows from financing activities were $1,627 in the first six months of 2026, due to cash returned to shareholders and lower external borrowings. Cash returned to shareholders was $1,378 in the first six months of 2026. Cash, cash equivalents, and restricted cash decreased $398 during the first six months of 2026.

Key Metrics and Balance Sheet Changes

Trade Accounts and Notes Receivable. Trade accounts and notes receivable arise from sales of goods to customers. Trade receivables increased $2,254 during the first six months of 2026, primarily due to a seasonal increase and higher sales volumes. These receivables increased $823 compared to a year ago due to higher sales volumes. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1% at May 3, 2026, 3% at November 2, 2025, and 7% at April 27, 2025.

Financing Receivables and Equipment on Operating Leases. Financing receivables and equipment on operating leases consist of retail notes originated in connection with financing of new and used equipment, operating leases, revolving charge accounts, sales-type and direct financing leases, and wholesale notes. Financing receivables and equipment on operating leases decreased $2,476 during the first six months of 2026 and decreased $1,600 in the past 12 months. The decrease for both periods was due to lower agriculture and turf retail customer receivables reflecting reduced demand and lower wholesale receivables driven by lower dealer inventory levels. Total acquisition volumes of financing receivables and equipment on operating leases were 12% higher in the first six months of 2026, compared with the same period last year, as volumes of wholesale notes, and revolving charge accounts were higher compared to the same period last year.

Inventories. Inventories increased by $782 during the first six months of 2026 primarily due to a seasonal increase, and increased by $318 compared to a year ago. A majority of these inventories are valued at cost on the “last-in, first-out” (LIFO) method.

Property and Equipment. Property and equipment cash expenditures in the first six months of 2026 were $451 compared with $555 in the same period last year. Capital expenditures in 2026 are estimated to be approximately $1,400.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $256 in the first six months of 2026, primarily due to a decrease in accrued expenses associated with employee benefits partially offset by an increase in trade payables. Accounts payable and accrued expenses increased $308 compared to a year ago due to an increase in trade payables, partially offset by a decrease in accrued expenses associated with employee benefits.

Borrowings. Total external borrowings decreased by $114 in the first six months of 2026 and decreased $2,499 compared to a year ago, generally corresponding with the level of the receivable and lease portfolio, as well as other working capital requirements.

John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 10). The facility was renewed in November 2025, with an expiration in November 2026, and total capacity or “financing limit” of $2,500. At May 3, 2026, $1,738 of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.

In the first six months of 2026, the financial services operations issued $1,439 and retired $2,108 of retail note securitization borrowings, which are presented in “Net proceeds (payments) in short-term borrowings (original maturities three months or less).”

Lines of Credit. We also have access to bank lines of credit with various banks throughout the world.

Worldwide lines of credit totaled $12.7 billion at May 3, 2026, consisting primarily of:

●	a 364-day credit facility agreement of $5.5 billion expiring in the second quarter of 2027
●	a credit facility agreement of $3.25 billion expiring in the second quarter of 2029
●	a credit facility agreement of $3.25 billion expiring in the second quarter of 2031

At May 3, 2026, $5,947 of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings were considered to constitute utilization. These credit agreements require Capital Corporation and other parts of our business to maintain certain performance metrics and liquidity targets. All requirements in the credit agreements have been met during the periods included in the financial statements.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, including in the sections entitled “Overview,” “Trends and Economic Conditions,” and “Condensed Notes to Interim Consolidated Financial Statements” relating to future events, expectations, and trends constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 and involve factors that are subject to change, assumptions, risks, and uncertainties that could cause actual results to differ materially. Some of these risks and uncertainties could affect all lines of our operations generally while others could more heavily affect a particular line of business.

Forward-looking statements are based on currently available information and current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	the agricultural business cycle, which can be unpredictable and is affected by factors such as farm income, international trade, world grain stocks, crop yields, available farm acres, soil conditions, prices for commodities and livestock, input costs including the availability and price of fertilizer, government farm programs, and availability of transport for crops
●	macroeconomic conditions, including unemployment, inflation, interest rate volatility, energy price increases resulting from geopolitical conflicts, changes in consumer practices due to slower economic growth or a recession, regional or global liquidity constraints
●	the uncertainty of government policies and actions with respect to the global trade environment including increased and contested tariffs announced by the U.S. government and retaliatory trade regulations
●	political, economic, and social instability in the geographies in which we operate
●	worldwide demand for food and different forms of renewable energy impacting the price of farm commodities and consequently the demand for our equipment
●	rationalization, restructuring, relocation, expansion, and/or reconfiguration of manufacturing and warehouse facilities
●	accurately forecasting customer demand for products and services, and adequately managing inventory
●	uncertainty of our ability to sell products domestically or internationally, manage increased costs of production, absorb or pass on increased expenses, and accurately predict financial results and industry trends
●	availability and price of raw materials, components, and whole goods
●	delays or disruptions in our supply chain, including those arising from geopolitical conflicts
●	changes in climate patterns, unfavorable weather events, and natural disasters

●	suppliers’ and manufacturers’ business practices and compliance with applicable laws such as human rights, safety, environmental, and fair wages
●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for our products and solutions
●	the ability to attract, develop, engage, and retain qualified employees
●	ability to adapt in highly competitive markets, including understanding and meeting customers’ changing expectations for products and solutions, including delivery and utilization of precision technology
●	the ability to execute business strategies, including our Smart Industrial Operating Model and refined Leap Ambitions
●	dealer practices and their ability to manage new and used inventory, distribute our products, and to provide support and service for precision technology solutions
●	the ability to realize anticipated benefits of acquisitions and joint ventures, including challenges with successfully integrating operations and internal control processes
●	negative claims or publicity that damage our reputation or brand
●	the impact of workforce reductions on company culture, employee retention and morale, and institutional knowledge
●	labor relations and contracts, including work stoppages and other disruptions
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to our information technology infrastructure and products
●	leveraging artificial intelligence and machine learning within our business processes
●	changes to existing laws and regulations, including the implementation of new, more stringent laws, as well as compliance with a variety of U.S., foreign, and international laws, regulations, and policies relating to, but not limited to the following: advertising, anti-bribery and anti-corruption, anti-money laundering, antitrust, consumer finance, cybersecurity, data privacy, encryption, environmental (including climate change and engine emissions), farming, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, health and safety, human rights, import / export and trade, labor and employment, product liability, tariffs, tax, telematics, and telecommunications
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy
●	warranty claims, post-sales repairs or recalls, product liability litigation, and regulatory investigations because of the deficient operation of our products
●	investigations, claims, lawsuits, or other legal proceedings, including the lawsuit filed by the Federal Trade Commission (FTC) and the Attorneys General of the States of Arizona, Illinois, Michigan, Minnesota, and Wisconsin alleging that we unlawfully withheld self-repair capabilities from farmers and independent repair providers
●	loss of or challenges to intellectual property rights

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENTS OF INCOME
For the Three Months Ended May 3, 2026 and April 27, 2025
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2026	2025	2026	2025	2026	2025	2026	2025
Net Sales and Revenues
Net sales	$11,778	$11,171					$11,778	$11,171
Finance and interest income	110	108	$1,359	$1,380	$(155)	$(134)	1,314	1,354	[1]
Other income	212	187	150	121	(85)	(70)	277	238	[2,3,4]
Total	12,100	11,466	1,509	1,501	(240)	(204)	13,369	12,763

Costs and Expenses
Cost of sales	8,277	7,617			(11)	(8)	8,266	7,609	[4]
Research and development expenses	583	549					583	549
Selling, administrative and general expenses	980	961	231	238	(2)	(2)	1,209	1,197	[4]
Interest expense	102	94	649	721	(39)	(31)	712	784	[1]
Interest compensation to Financial Services	116	103			(116)	(103)			[1]
Other operating expenses	9	12	369	335	(72)	(60)	306	287	[3,4,5]
Total	10,067	9,336	1,249	1,294	(240)	(204)	11,076	10,426

Income before Income Taxes	2,033	2,130	260	207			2,293	2,337
Provision for income taxes	452	490	66	49			518	539

Income after Income Taxes	1,581	1,640	194	158			1,775	1,798
Equity in income (loss) of unconsolidated affiliates	(1)		(4)	3			(5)	3

Net Income	1,580	1,640	190	161			1,770	1,801
Less: Net loss attributable to noncontrolling interests	(3)	(3)					(3)	(3)
Net Income Attributable to Deere & Company	$1,583	$1,643	$190	$161			$1,773	$1,804

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF INCOME
For the Six Months Ended May 3, 2026 and April 27, 2025
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2026	2025	2026	2025	2026	2025	2026	2025
Net Sales and Revenues
Net sales	$19,779	$17,980					$19,779	$17,980
Finance and interest income	230	217	$2,710	$2,835	$(282)	$(245)	2,658	2,807	[1]
Other income	425	391	287	239	(168)	(145)	544	485	[2,3,4]
Total	20,434	18,588	2,997	3,074	(450)	(390)	22,981	21,272

Costs and Expenses
Cost of sales	14,568	12,662			(21)	(16)	14,547	12,646	[4]
Research and development expenses	1,137	1,075					1,137	1,075
Selling, administrative and general expenses	1,787	1,761	398	412	(4)	(4)	2,181	2,169	[4]
Interest expense	195	178	1,313	1,487	(77)	(51)	1,431	1,614	[1]
Interest compensation to Financial Services	205	194			(205)	(194)			[1]
Other operating expenses	(37)	(38)	736	699	(143)	(125)	556	536	[3,4,5]
Total	17,855	15,832	2,447	2,598	(450)	(390)	19,852	18,040

Income before Income Taxes	2,579	2,756	550	476			3,129	3,232
Provision for income taxes	587	477	127	89			714	566

Income after Income Taxes	1,992	2,279	423	387			2,415	2,666
Equity in income (loss) of unconsolidated affiliates	(1)	(3)	11	4			10	1

Net Income	1,991	2,276	434	391			2,425	2,667
Less: Net loss attributable to noncontrolling interests	(4)	(6)					(4)	(6)
Net Income Attributable to Deere & Company	$1,995	$2,282	$434	$391			$2,429	$2,673

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEETS
Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	May 3	Nov 2	Apr 27	May 3	Nov 2	Apr 27	May 3	Nov 2	Apr 27	May 3	Nov 2	Apr 27
	2026	2025	2025	2026	2025	2025	2026	2025	2025	2026	2025	2025
Assets
Cash and cash equivalents	$5,917	$6,340	$6,331	$1,988	$1,936	$1,660				$7,905	$8,276	$7,991
Marketable securities	173	217	139	1,257	1,194	1,133				1,430	1,411	1,272
Receivables from Financial Services	4,642	4,649	2,497				$(4,642)	$(4,649)	$(2,497)				[6]
Trade accounts and notes receivable – net	1,579	1,316	1,429	8,001	5,900	7,406	(2,009)	(1,899)	(2,087)	7,571	5,317	6,748	[7]
Financing receivables – net	102	88	82	42,814	44,487	42,947				42,916	44,575	43,029
Financing receivables securitized – net	1	1	2	6,099	6,830	7,763				6,100	6,831	7,765
Other receivables	2,062	1,809	2,009	573	658	1,009	(53)	(64)	(43)	2,582	2,403	2,975	[8]
Equipment on operating leases – net				7,514	7,600	7,336				7,514	7,600	7,336
Inventories	8,188	7,406	7,870							8,188	7,406	7,870
Property and equipment – net	8,004	8,047	7,523	31	32	32				8,035	8,079	7,555
Goodwill	4,513	4,188	4,094							4,513	4,188	4,094
Other intangible assets – net	975	892	964							975	892	964
Retirement benefits	3,351	3,181	3,046	101	94	89	(2)	(2)	(2)	3,450	3,273	3,133
Deferred income taxes	2,532	2,507	2,377	45	46	42	(216)	(269)	(331)	2,361	2,284	2,088	[9]
Other assets	2,358	2,218	2,349	1,126	1,244	1,152	(23)	(1)	(18)	3,461	3,461	3,483
Total Assets	$44,397	$42,859	$40,712	$69,549	$70,021	$70,569	$(6,945)	$(6,884)	$(4,978)	$107,001	$105,996	$106,303

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$397	$414	$241	$15,235	$13,382	$15,707				$15,632	$13,796	$15,948
Short-term securitization borrowings	1	1	1	5,928	6,595	7,561				5,929	6,596	7,562
Payables to equipment operations				4,642	4,649	2,497	$(4,642)	$(4,649)	$(2,497)				[6]
Accounts payable and accrued expenses	12,600	12,757	12,180	3,138	3,116	3,313	(2,085)	(1,964)	(2,148)	13,653	13,909	13,345	7, [8]
Deferred income taxes	331	347	405	307	356	422	(216)	(269)	(331)	422	434	496	[9]
Long-term borrowings	8,857	8,756	8,685	33,404	34,788	34,126				42,261	43,544	42,811
Retirement benefits and other liabilities	1,579	1,646	1,695	67	66	70	(2)	(2)	(2)	1,644	1,710	1,763
Total liabilities	23,765	23,921	23,207	62,721	62,952	63,696	(6,945)	(6,884)	(4,978)	79,541	79,989	81,925

Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	47	51	83							47	51	83

Stockholders’ Equity
Total Deere & Company stockholders’ equity	27,406	25,950	24,287	6,828	7,069	6,873	(6,828)	(7,069)	(6,873)	27,406	25,950	24,287	[10]
Noncontrolling interests	7	6	8							7	6	8
Financial Services’ equity	(6,828)	(7,069)	(6,873)				6,828	7,069	6,873				[10]
Adjusted total stockholders’ equity	20,585	18,887	17,422	6,828	7,069	6,873				27,413	25,956	24,295
Total Liabilities and Stockholders’ Equity	$44,397	$42,859	$40,712	$69,549	$70,021	$70,569	$(6,945)	$(6,884)	$(4,978)	$107,001	$105,996	$106,303

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

10 Elimination of Financial Services’ equity.

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF CASH FLOWS
For the Six Months Ended May 3, 2026 and April 27, 2025
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2026	2025	2026	2025	2026	2025	2026	2025
Cash Flows from Operating Activities
Net income	$1,991	$2,276	$434	$391			$2,425	$2,667
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1	11	126	163			127	174
Depreciation and amortization	689	643	546	529	$(51)	$(68)	1,184	1,104	[11]
Impairments and other adjustments				(32)				(32)
Share-based compensation expense					69	54	69	54	[12]
Distributed earnings of Financial Services	734	984			(734)	(984)			[13]
Provision (credit) for deferred income taxes	(19)	(153)	(49)	164			(68)	11
Changes in assets and liabilities:
Receivables related to sales	(225)	(185)			(859)	(884)	(1,084)	(1,069)	[14,16]
Inventories	(649)	(691)			(89)	(81)	(738)	(772)	[15]
Accounts payable and accrued expenses	(237)	(1,069)	14	102	(110)	69	(333)	(898)	[16]
Accrued income taxes payable/receivable	15	(77)	(20)	(70)			(5)	(147)
Retirement benefits	(285)	(753)	(5)	(41)			(290)	(794)
Other	(335)	59	140	224	(50)	(13)	(245)	270	[11,12,15]
Net cash provided by operating activities	1,680	1,045	1,186	1,430	(1,824)	(1,907)	1,042	568

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			14,641	14,684	(256)	(336)	14,385	14,348	[14]
Proceeds from maturities and sales of marketable securities	91	18	167	227			258	245
Proceeds from sales of equipment on operating leases			1,019	1,001			1,019	1,001
Cost of receivables acquired (excluding receivables related to sales)			(13,273)	(12,875)	116	131	(13,157)	(12,744)	[14]
Acquisition of business, net of cash acquired	(439)						(439)
Purchases of marketable securities	(42)	(20)	(242)	(327)			(284)	(347)
Purchases of property and equipment	(451)	(555)					(451)	(555)
Cost of equipment on operating leases acquired			(1,415)	(1,363)	120	109	(1,295)	(1,254)	[15]
Increase in trade and wholesale receivables			(1,110)	(1,019)	1,110	1,019			[14]
Collections of receivables from unconsolidated affiliates		183	152	51			152	234
Collateral on derivatives – net	2	3	(10)	24			(8)	27
Other	(54)	(72)	(33)	(104)			(87)	(176)
Net cash provided by (used for) investing activities	(893)	(443)	(104)	299	1,090	923	93	779

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	(4)	65	2,250	486			2,246	551
Change in intercompany receivables/payables	21	428	(21)	(428)
Proceeds from borrowings issued (original maturities greater than three months)	252	2,043	3,199	3,113			3,451	5,156
Payments of borrowings (original maturities greater than three months)	(181)	(766)	(5,754)	(4,071)			(5,935)	(4,837)
Repurchases of common stock	(500)	(838)					(500)	(838)
Dividends paid	(878)	(843)	(734)	(984)	734	984	(878)	(843)	[13]
Other	5	(4)	(16)	(6)			(11)	(10)
Net cash provided by (used for) financing activities	(1,285)	85	(1,076)	(1,890)	734	984	(1,627)	(821)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	79	22	15	(2)			94	20

Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	(419)	709	21	(163)			(398)	546
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	6,364	5,643	2,169	1,990			8,533	7,633
Cash, Cash Equivalents, and Restricted Cash at End of Period	$5,945	$6,352	$2,190	$1,827			$8,135	$8,179

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

Item 4.CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of May 3, 2026, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the second quarter of 2026, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

On January 15, 2025, the Federal Trade Commission (FTC), along with the Attorneys General of the States of Illinois and Minnesota, filed a lawsuit against us in the United States District Court for the Northern District of Illinois Western Division. The Attorneys General of the States of Arizona, Michigan, and Wisconsin then joined the lawsuit. The lawsuit alleges monopolization and unfair competition in violation of federal and state antitrust laws. Plaintiffs seek a permanent injunction and other equitable relief to allow owners of our equipment, as well as independent repair providers, access to our repair tools and any other repair resources available to authorized John Deere dealers. On March 17, 2025, we filed a motion to dismiss the lawsuit, the FTC filed a response on April 28, 2025, and we filed a reply on May 28, 2025. A hearing was held on the motion to dismiss and the court denied the motion. We are in discussions with the FTC and plaintiff states with respect to a potential resolution. At this stage we are unable to predict the outcome or impact of this matter on our business.

In addition to the above, the most prevalent legal claims relate to product liability (including asbestos-related liability), employment, patent, trademark, and antitrust matters. Currently, we believe the reasonably possible range of losses for unresolved legal actions would not have a material effect on our financial statements; however, the outcome of any current or future proceedings, claims, or investigations cannot be predicted with certainty. Adverse decisions in one or more of these proceedings, claims, or investigations could require us to pay substantial damages or fines, undertake service actions, initiate recall campaigns, or take other costly actions. It is therefore possible that legal judgments or investigations could give rise to expenses that are not covered or not fully covered by our insurance programs and could affect our financial position and results.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of our common stock during the second quarter of 2026 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased[2]	Average Price	Programs[1]	Plans or Programs[1]
Period	(thousands)	Per Share	(thousands)	(millions)
Feb 2 to Mar 1				13.2
Mar 2 to Mar 29	155	$598.45	155	13.0
Mar 30 to May 3	171	590.15	170	12.9
Total	326		325

1 We have a share repurchase plan that was announced in December 2022 to purchase up to $18.0 billion of shares of our common stock. The maximum number of shares that may yet be purchased under this plan was 12.9 million based on the closing price of our common stock on the New York Stock Exchange as of the end of the second quarter of 2026 of $577.26 per share. At the end of the second quarter of 2026, $7.4 billion of common stock remains to be purchased under this plan.

2 In the second quarter of 2026 one thousand shares of common stock were acquired from a plan participant at a market price of $577.26 per share to pay payroll taxes on the vesting of restricted stock units.

Sales of Unregistered Equity Securities

During the second quarter of 2026, we issued 2,637 deferred stock units under the Deere & Company Nonemployee Director Stock Ownership Plan (“NEDSOP”) to nonemployee directors for their service on our Board of Directors. The deferred stock units convert to shares of common stock on a one-for-one basis following a termination of service as described in the plan. Deferred stock units and shares of common stock issued under the NEDSOP are exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of the SEC’s Regulation D thereunder.

On February 26, 2026, we distributed 5,900 shares of common stock to a participant account under the NEDSOP.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other Information

Director and Executive Officer Trading Arrangements

On March 3, 2026, Ryan D. Campbell, President, Construction & Forestry Division and Power Systems, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 35,959 shares of common stock resulting from the exercise of employee stock options. The plan expires on March 3, 2027.

On March 19, 2026, Felecia J. Pryor, Senior Vice President & Chief People Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 30% of restricted stock units scheduled to vest in December 2026 (approximately 1,931 shares of common stock). The plan expires on March 19, 2027.

Item 6.Exhibits

Certain instruments relating to long-term borrowings constituting less than 10% of the registrant’s total assets are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will furnish copies of such instruments to the Commission upon request.

3.1*	Restated Certificate of Incorporation (Exhibit 3.1 to Form 10-Q of registrant for the quarter ended July 28, 2019)

3.2*	Bylaws, as amended (Exhibit 3.2 to Form 10-Q of registrant for the quarter ended July 30, 2023)

10.1*	Form of Performance Stock Unit Award Agreement (Exhibit 10.1 to Form 8-K of registrant filed March 16, 2026)

10.2

364-Day Credit Agreement, dated as of March 23, 2026, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A. and J.P. Morgan SE, as Administrative Agent, and Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents

10.3

2029 Credit Agreement, dated as of March 23, 2026, among the registrant, John Deere Capital Corporation, John Deere Bank S.A., various financial institutions, JPMorgan Chase Bank, N.A. and J.P. Morgan SE, as Administrative Agent, and Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents

10.4

2031 Credit Agreement, dated as of March 23, 2026, among the registrant, John Deere Capital Corporation, John Deere Bank, S.A., various financial institutions, JPMorgan Chase Bank, N.A. and J.P. Morgan SE, as Administrative Agent, and Bank of America, N.A. and Citibank, N.A. as Co-Syndication Agents

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

DEERE & COMPANY

Date:	May 28, 2026	By:	/s/ Brent Norwood
Brent Norwood Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)