Form 10-Q
period 2026-08-02
DEERE & CO
filed 2026-08-27
CIK 315189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2026

or

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

Yes ☐ No ☒

At August 2, 2026, 269,625,412 shares of common stock, $1 par value, of the registrant were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.FINANCIAL STATEMENTS

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED INCOME
For the Three and Nine Months Ended August 2, 2026 and July 27, 2025
(In millions of dollars and shares except per share amounts) Unaudited
	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Net Sales and Revenues
Net sales	$10,999	$10,357	$30,779	$28,338
Finance and interest income	1,353	1,426	4,011	4,233
Other income	256	235	799	719
Total	12,608	12,018	35,589	33,290

Costs and Expenses
Cost of sales	7,939	7,570	22,486	20,215
Research and development expenses	567	556	1,704	1,631
Selling, administrative and general expenses	1,220	1,217	3,401	3,387
Interest expense	710	794	2,141	2,408
Other operating expenses	290	281	846	817
Total	10,726	10,418	30,578	28,458

Income of Consolidated Group before Income Taxes	1,882	1,600	5,011	4,832
Provision for income taxes	529	339	1,243	905

Income of Consolidated Group	1,353	1,261	3,768	3,927
Equity in income of unconsolidated affiliates	24	10	34	11

Net Income	1,377	1,271	3,802	3,938
Less: Net loss attributable to noncontrolling interests	(2)	(18)	(6)	(24)
Net Income Attributable to Deere & Company	$1,379	$1,289	$3,808	$3,962

Per Share Data
Basic	$5.11	$4.76	$14.10	$14.61
Diluted	5.10	4.75	14.06	14.57
Dividends declared	1.62	1.62	4.86	4.86
Dividends paid	1.62	1.62	4.86	4.71

Average Shares Outstanding
Basic	269.8	270.7	270.1	271.1
Diluted	270.7	271.4	270.8	271.9

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
For the Three and Nine Months Ended August 2, 2026 and July 27, 2025
(In millions of dollars) Unaudited
	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Net Income	$1,377	$1,271	$3,802	$3,938

Other Comprehensive Income (Loss), Net of Income Taxes
Retirement benefits adjustment	(1)	(22)	(46)	(17)
Cumulative translation adjustment	(202)	311	103	611
Unrealized gain (loss) on derivatives	12	8	23	(1)
Unrealized gain (loss) on debt securities	(18)	3	(24)	12
Other Comprehensive Income (Loss), Net of Income Taxes	(209)	300	56	605

Comprehensive Income	1,168	1,571	3,858	4,543
Less: Comprehensive loss attributable to noncontrolling interests	(3)	(16)	(6)	(18)
Comprehensive Income Attributable to Deere & Company	$1,171	$1,587	$3,864	$4,561

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions of dollars) Unaudited
	August 2	November 2	July 27
	2026	2025	2025
Assets
Cash and cash equivalents	$8,928	$8,276	$8,580
Marketable securities	1,350	1,411	1,407
Trade accounts and notes receivable – net	7,723	5,317	6,103
Financing receivables – net	42,860	44,575	43,930
Financing receivables securitized – net	6,316	6,831	7,948
Other receivables	2,466	2,403	2,826
Equipment on operating leases – net	7,400	7,600	7,512
Inventories	7,811	7,406	7,713
Property and equipment – net	8,006	8,079	7,713
Goodwill	4,466	4,188	4,209
Other intangible assets – net	940	892	926
Retirement benefits	3,541	3,273	3,182
Deferred income taxes	2,343	2,284	2,209
Other assets	3,457	3,461	3,559
Total Assets	$107,607	$105,996	$107,817

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$17,115	$13,796	$14,607
Short-term securitization borrowings	6,095	6,596	7,610
Accounts payable and accrued expenses	13,668	13,909	13,582
Deferred income taxes	411	434	489
Long-term borrowings	40,626	43,544	44,429
Retirement benefits and other liabilities	1,651	1,710	1,836
Total liabilities	79,566	79,989	82,553

Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	44	51	84

Stockholders’ Equity
Common stock, $1 par value (issued shares at August 2, 2026 – 536,431,204)	5,826	5,668	5,620
Common stock in treasury	(37,029)	(36,362)	(36,361)
Retained earnings	62,169	59,676	59,023
Accumulated other comprehensive income (loss)	(2,976)	(3,032)	(3,107)
Total Deere & Company stockholders’ equity	27,990	25,950	25,175
Noncontrolling interests	7	6	5
Total stockholders’ equity	27,997	25,956	25,180
Total Liabilities and Stockholders’ Equity	$107,607	$105,996	$107,817

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CONSOLIDATED CASH FLOWS
For the Nine Months Ended August 2, 2026 and July 27, 2025
(In millions of dollars) Unaudited
	2026	2025
Cash Flows from Operating Activities
Net income	$3,802	$3,938
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	205	258
Depreciation and amortization	1,787	1,668
Impairments and other adjustments		29
Share-based compensation expense	116	104
Credit for deferred income taxes	(61)	(102)
Changes in assets and liabilities:
Receivables related to sales	(1,252)	(494)
Inventories	(443)	(526)
Accounts payable and accrued expenses	(266)	(717)
Accrued income taxes payable/receivable	(119)	(147)
Retirement benefits	(367)	(813)
Other	(152)	266
Net cash provided by operating activities	3,250	3,464

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)	19,922	19,712
Proceeds from maturities and sales of marketable securities	389	359
Proceeds from sales of equipment on operating leases	1,479	1,408
Cost of receivables acquired (excluding receivables related to sales)	(19,139)	(18,962)
Acquisitions of businesses, net of cash acquired	(455)	(89)
Purchases of marketable securities	(361)	(598)
Purchases of property and equipment	(716)	(852)
Cost of equipment on operating leases acquired	(1,933)	(2,009)
Collections of receivables from unconsolidated affiliates	197	334
Collateral on derivatives – net	(63)	127
Other	(145)	(231)
Net cash used for investing activities	(825)	(801)

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	3,205	(2,060)
Proceeds from borrowings issued (original maturities greater than three months)	5,373	10,707
Payments of borrowings (original maturities greater than three months)	(8,338)	(7,743)
Repurchases of common stock	(697)	(1,136)
Dividends paid	(1,316)	(1,282)
Other	(55)	(43)
Net cash used for financing activities	(1,828)	(1,557)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	20	108

Net Increase in Cash, Cash Equivalents, and Restricted Cash	617	1,214
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	8,533	7,633
Cash, Cash Equivalents, and Restricted Cash at End of Period	$9,150	$8,847

Components of Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents	$8,928	$8,580
Restricted cash (Other assets)	222	267
Total Cash, Cash Equivalents, and Restricted Cash	$9,150	$8,847

See Condensed Notes to Interim Consolidated Financial Statements.

DEERE & COMPANY
STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS’ EQUITY
For the Three and Nine Months Ended August 2, 2026 and July 27, 2025
(In millions of dollars) Unaudited
		Total Stockholders’ Equity
		Deere & Company Stockholders
					Accumulated
	Total				Other		Redeemable
	Stockholders’	Common	Treasury	Retained	Comprehensive	Noncontrolling	Noncontrolling
	Equity	Stock	Stock	Earnings	Income (Loss)	Interests	Interest
Three Months Ended July 27, 2025
Balance April 27, 2025	$24,295	$5,565	$(36,064)	$58,191	$(3,405)	$8	$83
Net income (loss)	1,290			1,289		1	(19)
Other comprehensive income	298				298		2
Repurchases of common stock	(301)		(301)
Treasury shares reissued	4		4
Dividends declared	(439)			(439)
Share based awards and other	33	55		(18)		(4)	18
Balance July 27, 2025	$25,180	$5,620	$(36,361)	$59,023	$(3,107)	$5	$84

Nine Months Ended July 27, 2025
Balance October 27, 2024	$22,843	$5,489	$(35,349)	$56,402	$(3,706)	$7	$82
Net income (loss)	3,963			3,962		1	(25)
Other comprehensive income	599				599		6
Repurchases of common stock	(1,047)		(1,047)
Treasury shares reissued	35		35
Dividends declared	(1,320)			(1,320)
Share based awards and other	107	131		(21)		(3)	21
Balance July 27, 2025	$25,180	$5,620	$(36,361)	$59,023	$(3,107)	$5	$84

Three Months Ended August 2, 2026
Balance May 3, 2026	$27,413	$5,777	$(36,831)	$61,228	$(2,768)	$7	$47
Net income (loss)	1,379			1,379			(2)
Other comprehensive loss	(208)				(208)		(1)
Repurchases of common stock	(199)		(199)
Treasury shares reissued	1		1
Dividends declared	(438)			(438)
Share based awards and other	49	49
Balance August 2, 2026	$27,997	$5,826	$(37,029)	$62,169	$(2,976)	$7	$44

Nine Months Ended August 2, 2026
Balance November 2, 2025	$25,956	$5,668	$(36,362)	$59,676	$(3,032)	$6	$51
Net income (loss)	3,809			3,808		1	(7)
Other comprehensive income	56				56
Repurchases of common stock	(695)	(4)	(691)
Treasury shares reissued	24		24
Dividends declared	(1,315)			(1,315)
Share based awards and other	162	162
Balance August 2, 2026	$27,997	$5,826	$(37,029)	$62,169	$(2,976)	$7	$44

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

We use a 52/53 week fiscal year with quarters ending on the last Sunday in the reporting period. The third quarter ends for fiscal years 2026 and 2025 were August 2, 2026, and July 27, 2025, respectively. Both quarters contained 13 weeks, while both year-to-date periods contained 39 weeks. Fiscal year 2025 contained 53 weeks, with the additional week occurring in the fourth quarter. Unless otherwise stated, references to particular years, quarters, or months refer to our fiscal years generally ending near the end of October and the associated periods in those fiscal years.

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

Our carrying value of receivables from and investments in BJD and maximum exposure to loss were as follows:

	August 2	November 2	July 27
	2026	2025	2025
Receivables from unconsolidated affiliates – “Other receivables”	$271	$394	$516
Investments in unconsolidated affiliates – “Other assets”	440	405	395
Carrying value of assets related to VIE	711	799	911
Guarantees	168	157	153
Maximum exposure to loss	$879	$956	$1,064

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

(3)  Revenue Recognition

Our net sales and revenues by primary geographic market, major product line, and timing of revenue recognition follow:

Three Months Ended August 2, 2026	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$1,737	$1,906	$2,132	$1,039	$6,814
Canada	331	179	245	192	947
Western Europe	563	698	558	52	1,871
Central Europe and CIS	268	112	102	2	484
Latin America	731	156	339	32	1,258
Asia, Africa, Oceania, and Middle East	470	396	314	54	1,234
Total	$4,100	$3,447	$3,690	$1,371	$12,608

Major product lines:
Production agriculture	$3,919				$3,919
Small agriculture		$2,425			2,425
Turf		875			875
Construction			$1,556		1,556
Compact construction			572		572
Roadbuilding			1,146		1,146
Forestry			283		283
Financial products	61	35	23	$1,371	1,490
Other	120	112	110		342
Total	$4,100	$3,447	$3,690	$1,371	$12,608

Revenue recognized:
At a point in time	$3,979	$3,390	$3,632	$35	$11,036
Over time	121	57	58	1,336	1,572
Total	$4,100	$3,447	$3,690	$1,371	$12,608

Nine Months Ended August 2, 2026	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$4,975	$4,845	$6,027	$3,126	$18,973
Canada	1,216	467	556	573	2,812
Western Europe	1,681	2,011	1,592	158	5,442
Central Europe and CIS	737	293	283	6	1,319
Latin America	2,243	379	850	96	3,568
Asia, Africa, Oceania, and Middle East	1,124	1,218	971	162	3,475
Total	$11,976	$9,213	$10,279	$4,121	$35,589

Major product lines:
Production agriculture	$11,415				$11,415
Small agriculture		$6,291			6,291
Turf		2,514			2,514
Construction			$4,182		4,182
Compact construction			1,693		1,693
Roadbuilding			3,188		3,188
Forestry			846		846
Financial products	170	85	57	$4,121	4,433
Other	391	323	313		1,027
Total	$11,976	$9,213	$10,279	$4,121	$35,589

Revenue recognized:
At a point in time	$11,645	$9,059	$10,147	$105	$30,956
Over time	331	154	132	4,016	4,633
Total	$11,976	$9,213	$10,279	$4,121	$35,589

Three Months Ended July 27, 2025	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$1,684	$1,537	$1,687	$1,100	$6,008
Canada	335	148	222	190	895
Western Europe	677	757	550	45	2,029
Central Europe and CIS	301	130	103	2	536
Latin America	1,055	124	252	28	1,459
Asia, Africa, Oceania, and Middle East	332	393	313	53	1,091
Total	$4,384	$3,089	$3,127	$1,418	$12,018

Major product lines:
Production agriculture	$4,183				$4,183
Small agriculture		$2,189			2,189
Turf		760			760
Construction			$1,207		1,207
Compact construction			491		491
Roadbuilding			1,013		1,013
Forestry			292		292
Financial products	66	37	23	$1,418	1,544
Other	135	103	101		339
Total	$4,384	$3,089	$3,127	$1,418	$12,018

Revenue recognized:
At a point in time	$4,270	$3,032	$3,085	$36	$10,423
Over time	114	57	42	1,382	1,595
Total	$4,384	$3,089	$3,127	$1,418	$12,018

Nine Months Ended July 27, 2025	PPA	SAT	CF	FS	Total
Primary geographic markets:
United States	$5,752	$4,112	$4,517	$3,257	$17,638
Canada	1,345	380	531	549	2,805
Western Europe	1,566	1,776	1,391	132	4,865
Central Europe and CIS	607	268	261	9	1,145
Latin America	2,765	320	677	165	3,927
Asia, Africa, Oceania, and Middle East	849	1,086	814	161	2,910
Total	$12,884	$7,942	$8,191	$4,273	$33,290

Major product lines:
Production agriculture	$12,321				$12,321
Small agriculture		$5,387			5,387
Turf		2,180			2,180
Construction			$3,159		3,159
Compact construction			1,358		1,358
Roadbuilding			2,558		2,558
Forestry			772		772
Financial products	177	95	60	$4,273	4,605
Other	386	280	284		950
Total	$12,884	$7,942	$8,191	$4,273	$33,290

Revenue recognized:
At a point in time	$12,575	$7,789	$8,080	$99	$28,543
Over time	309	153	111	4,174	4,747
Total	$12,884	$7,942	$8,191	$4,273	$33,290

We invoice in advance of recognizing the revenue of certain products and services. These relate to extended warranty premiums, advance payments for future equipment sales, and subscription and service revenue related to precision guidance, telematic services, and other information enabled solutions. These advanced customer payments are presented as deferred revenue, a contract liability, in “Accounts payable and accrued expenses.” The deferred revenue received, but not recognized in revenue, was $2,120, $2,039, and $2,100 at August 2, 2026, November 2, 2025, and July 27, 2025, respectively. The contract liability is reduced as the revenue is recognized. Revenue recognized from deferred revenue that was recorded as a contract liability at the beginning of the fiscal year was $131 and $125 during the three months and $560 and $498 during the nine months ended August 2, 2026, and July 27, 2025, respectively.

The amount of unsatisfied performance obligations for contracts with an original duration greater than one year was $1,871 at August 2, 2026. The estimated revenue to be recognized by fiscal year follows: remainder of 2026 – $128, 2027 – $645, 2028 – $455, 2029 – $293, 2030 – $183, 2031 – $101, and later years – $66. As permitted, we elected only to disclose remaining performance obligations with an original contract duration greater than one year. The contracts with an expected duration of one year or less are for sales to dealers and retail customers for equipment, service parts, repair services, and certain telematics services.

(4)  Other Comprehensive Income Items

The after-tax components of accumulated other comprehensive income (loss) follow:

	August 2	November 2	July 27
	2026	2025	2025
Retirement benefits adjustment	$(1,228)	$(1,182)	$(1,291)
Cumulative translation adjustment	(1,650)	(1,753)	(1,681)
Unrealized loss on derivatives	(31)	(54)	(73)
Unrealized loss on debt securities	(67)	(43)	(62)
Accumulated other comprehensive income (loss)	$(2,976)	$(3,032)	$(3,107)

The following tables reflect amounts recorded in other comprehensive income (loss), as well as reclassifications out of other comprehensive income (loss).

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended August 2, 2026	Amount	Credit	Amount
Cumulative translation adjustment	$(199)	$(2)	$(201)
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	15	(3)	12
Reclassification of realized (gain) loss to Interest expense	1	(1)
Net unrealized gain (loss) on derivatives	16	(4)	12
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(23)	4	(19)
Reclassification of realized (gain) loss to Other income	1		1
Net unrealized gain (loss) on debt securities	(22)	4	(18)
Retirement benefits adjustment:
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(12)	3	(9)
Prior service (credit) cost	10	(2)	8
Net unrealized gain (loss) on retirement benefits adjustment	(2)	1	(1)
Total other comprehensive income (loss)	$(207)	$(1)	$(208)

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended August 2, 2026	Amount	Credit	Amount
Cumulative translation adjustment:
Unrealized translation gain (loss)	$96	$3	$99
Reclassification of realized (gain) loss to Other income	4		4
Net unrealized translation gain (loss)	100	3	103
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	30	(6)	24
Reclassification of realized (gain) loss to Interest expense	(1)		(1)
Net unrealized gain (loss) on derivatives	29	(6)	23
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	(30)	5	(25)
Reclassification of realized (gain) loss to Other income	1		1
Net unrealized gain (loss) on debt securities	(29)	5	(24)
Retirement benefits adjustment:
Net actuarial gain (loss) and prior service credit (cost)	(56)	14	(42)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(36)	9	(27)
Prior service (credit) cost	30	(7)	23
Net unrealized gain (loss) on retirement benefits adjustment	(62)	16	(46)
Total other comprehensive income (loss)	$38	$18	$56

	Before	Tax	After
	Tax	(Expense)	Tax
Three Months Ended July 27, 2025	Amount	Credit	Amount
Cumulative translation adjustment	$311	$(2)	$309
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	7	(1)	6
Reclassification of realized (gain) loss to Interest expense	3	(1)	2
Net unrealized gain (loss) on derivatives	10	(2)	8
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	4	(1)	3
Reclassification of realized (gain) loss to Other income	1	(1)
Net unrealized gain (loss) on debt securities	5	(2)	3
Retirement benefits adjustment:
Net actuarial gain (loss)	(40)	10	(30)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(12)	3	(9)
Prior service (credit) cost	9	(2)	7
Settlements/curtailment	13	(3)	10
Net unrealized gain (loss) on retirement benefits adjustment	(30)	8	(22)
Total other comprehensive income (loss)	$296	$2	$298

	Before	Tax	After
	Tax	(Expense)	Tax
Nine Months Ended July 27, 2025	Amount	Credit	Amount
Cumulative translation adjustment	$611	$(6)	$605
Unrealized gain (loss) on derivatives:
Unrealized hedging gain (loss)	3		3
Reclassification of realized (gain) loss to Interest expense	(5)	1	(4)
Net unrealized gain (loss) on derivatives	(2)	1	(1)
Unrealized gain (loss) on debt securities:
Unrealized holding gain (loss)	15	(5)	10
Reclassification of realized (gain) loss to Other income	3	(1)	2
Net unrealized gain (loss) on debt securities	18	(6)	12
Retirement benefits adjustment:
Net actuarial gain (loss)	(28)	7	(21)
Reclassification to Other operating expenses through amortization of:
Actuarial (gain) loss	(37)	9	(28)
Prior service (credit) cost	26	(6)	20
Settlements/curtailment	16	(4)	12
Net unrealized gain (loss) on retirement benefits adjustment	(23)	6	(17)
Total other comprehensive income (loss)	$604	$(5)	$599

(5)  Earnings Per Share

A reconciliation of basic and diluted earnings per share attributable to Deere & Company follows in millions, except per share amounts:

	Three Months Ended		Nine Months Ended
	August 2	July 27	August 2	July 27
	2026	2025	2026	2025
Net income attributable to Deere & Company	$1,379	$1,289	$3,808	$3,962
Average shares outstanding	269.8	270.7	270.1	271.1
Basic earnings per share	$5.11	$4.76	$14.10	$14.61

Average shares outstanding	269.8	270.7	270.1	271.1
Effect of dilutive stock options and unvested restricted stock units	.9	.7	.7	.8
Total potential shares outstanding	270.7	271.4	270.8	271.9
Diluted earnings per share	$5.10	$4.75	$14.06	$14.57

Shares excluded as antidilutive		.2	.1	.2

(6)  Pension and Other Postretirement Benefits

We have several funded and unfunded defined benefit pension plans and other postretirement benefit (OPEB) plans. These plans cover U.S. employees and certain foreign employees. The components of net periodic pension and OPEB (benefit) cost excluding the service cost component are included in the line item “Other operating expenses.”

The components of net periodic pension and OPEB (benefit) cost consisted of the following:

	Three Months Ended		Nine Months Ended
	August 2	July 27	August 2	July 27
	2026	2025	2026	2025
Pensions:
Service cost	$58	$65	$174	$190
Interest cost	126	131	376	388
Expected return on plan assets	(249)	(256)	(746)	(754)
Amortization of actuarial gain	(2)	(1)	(7)	(4)
Amortization of prior service cost	10	10	34	29
Settlements/curtailment		13		16
Net benefit	$(57)	$(38)	$(169)	$(135)

OPEB:
Service cost	$4	$4	$12	$13
Interest cost	37	39	112	117
Expected return on plan assets	(41)	(28)	(123)	(83)
Amortization of actuarial gain	(10)	(11)	(30)	(33)
Amortization of prior service credit		(1)		(3)
Net (benefit) cost	$(10)	$3	$(29)	$11

During the first nine months of 2026, we contributed and expect to contribute the following amounts to our pension and OPEB plans:

	Pensions	OPEB
Contributed	$85	$119
Expected contributions remainder of the year	30	26

(7)  INCOME TAXES

The effective tax rate was 28.1% and 21.2% for the third quarter of 2026 and 2025, respectively, and 24.8% and 18.7% for the nine months ended August 2, 2026, and July 27, 2025, respectively. The increase in the 2026 effective tax rates was primarily due to unfavorable discrete items in the three months and nine months ended August 2, 2026, and favorable discrete items in the nine months ended July 27, 2025 (see Note 22 for prior period special tax items).

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

Information relating to operations by operating segment was as follows:

Three Months Ended August 2, 2026	PPA	SAT	CF	FS	Total
External net sales	$3,998	$3,383	$3,618		$10,999
External finance and interest income	15	17	9	$1,253	1,294
External other income	51	36	52	118	257
Intersegment income	41	9	3	134	187
Total segment net sales and revenues	4,105	3,445	3,682	1,505	12,737
Cost of sales	(2,829)	(2,381)	(2,740)		(7,950)
Interest expense				(661)	(661)
Other segment items*	(749)	(442)	(506)	(573)	(2,270)
Segment operating profit	$527	$622	$436	$271	$1,856

Nine Months Ended August 2, 2026	PPA	SAT	CF	FS	Total
External net sales	$11,664	$9,036	$10,079		$30,779
External finance and interest income	37	34	17	$3,757	3,845
External other income	168	113	150	364	795
Intersegment income	134	26	21	380	561
Total segment net sales and revenues	12,003	9,209	10,267	4,501	35,980
Cost of sales	(8,405)	(6,391)	(7,722)		(22,518)
Interest expense				(1,973)	(1,973)
Other segment items*	(2,226)	(1,280)	(1,411)	(1,705)	(6,622)
Segment operating profit	$1,372	$1,538	$1,134	$823	$4,867

Three Months Ended July 27, 2025	PPA	SAT	CF	FS	Total
External net sales	$4,273	$3,025	$3,059		$10,357
External finance and interest income	12	14	4	$1,321	1,351
External other income	52	35	47	97	231
Intersegment income	42	8	2	126	178
Total segment net sales and revenues	4,379	3,082	3,112	1,544	12,117
Cost of sales	(3,010)	(2,135)	(2,433)		(7,578)
Interest expense				(720)	(720)
Other segment items*	(789)	(462)	(442)	(558)	(2,251)
Segment operating profit	$580	$485	$237	$266	$1,568

Nine Months Ended July 27, 2025	PPA	SAT	CF	FS	Total
External net sales	$12,571	$7,767	$8,000		$28,338
External finance and interest income	29	29	9	$3,960	4,027
External other income	157	101	137	313	708
Intersegment income	147	24	4	345	520
Total segment net sales and revenues	12,904	7,921	8,150	4,618	33,593
Cost of sales	(8,573)	(5,477)	(6,189)		(20,239)
Interest expense				(2,206)	(2,206)
Other segment items*	(2,265)	(1,262)	(1,280)	(1,672)	(6,479)
Segment operating profit	$2,066	$1,182	$681	$740	$4,669

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

A reconciliation of segment net sales and revenues and segment operating profit to consolidated net sales and revenues and consolidated net income follows:

	Three Months Ended		Nine Months Ended
	August 2	July 27	August 2	July 27
	2026	2025	2026	2025
Reconciliation of net sales and revenues
Segment net sales and revenues	$12,737	$12,117	$35,980	$33,593
External other income*	58	79	170	217
Elimination of intersegment revenues	(187)	(178)	(561)	(520)
Net sales and revenues	$12,608	$12,018	$35,589	$33,290

Reconciliation of net income
Segment operating profit	$1,856	$1,568	$4,867	$4,669
Interest income – excluding FS	108	103	290	283
Interest expense – excluding FS	(99)	(102)	(294)	(282)
Pension and OPEB benefit, excluding service cost component	129	104	384	327
Corporate other – net**	(88)	(63)	(202)	(154)
Income taxes	(529)	(339)	(1,243)	(905)
Net income	$1,377	$1,271	$3,802	$3,938

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

Additional operating segment information was as follows:

	Three Months Ended		Nine Months Ended
	August 2	July 27	August 2	July 27
	2026	2025	2026	2025
Depreciation* and amortization expense
PPA	$174	$164	$512	$498
SAT	76	67	227	199
CF	103	91	303	268
FS	275	275	821	804
Intersegment	(25)	(33)	(76)	(101)
Total	$603	$564	$1,787	$1,668

Capital additions
PPA	$142	$143	$315	$342
SAT	74	79	154	152
CF	87	100	208	253
FS	2	2	2	2
Total	$305	$324	$679	$749

* Depreciation includes depreciation for equipment on operating leases.

	August 2	November 2	July 27
	2026	2025	2025
Total Assets
PPA	$8,682	$8,787	$8,902
SAT	4,239	3,987	4,008
CF	8,410	7,792	7,846
FS	70,300	70,021	71,722
Corporate*	15,976	15,409	15,339
Total Assets	$107,607	$105,996	$107,817

Equity investment in unconsolidated affiliates
PPA	$10	$11	$11
SAT	38	37	58
CF
FS	502	462	451
Total	$550	$510	$520

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

The credit quality and aging analysis of retail notes, financing leases, and revolving charge accounts (collectively, retail customer receivables) by year of origination was as follows:

	August 2, 2026
	2026	2025	2024	2023	2022	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$8,188	$8,647	$5,970	$3,499	$1,788	$626	$4,975	$33,693
30-59 days past due	34	78	65	39	18	8	34	276
60-89 days past due	9	36	31	16	7	3	10	112
90+ days past due	1	1	1	1				4
Non-performing	15	121	122	87	43	26	13	427
Construction and forestry
Current	2,462	2,338	1,346	577	198	31	121	7,073
30-59 days past due	38	60	32	21	7	2	5	165
60-89 days past due	27	26	17	12	3	1	1	87
90+ days past due		1	3		3			7
Non-performing	21	70	92	61	23	15	1	283
Total retail customer receivables	$10,795	$11,378	$7,679	$4,313	$2,090	$712	$5,160	$42,127

Write-offs for the nine months ended August 2, 2026:
Agriculture and turf	$1	$22	$26	$19	$8	$5	$78	$159
Construction and forestry	4	23	21	16	5	11	5	85
Total	$5	$45	$47	$35	$13	$16	$83	$244

	November 2, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$12,380	$8,389	$5,228	$3,003	$1,310	$281	$4,608	$35,199
30-59 days past due	36	73	59	38	15	7	37	265
60-89 days past due	14	37	28	13	8	2	10	112
90+ days past due	1	2		1	2			6
Non-performing	41	109	98	57	30	17	14	366
Construction and forestry
Current	3,175	2,038	1,034	463	130	12	124	6,976
30-59 days past due	42	47	31	12	4	1	5	142
60-89 days past due	21	17	12	8	1	1	2	62
90+ days past due	1	6	3	2		1		13
Non-performing	31	94	78	38	19	7	1	268
Total retail customer receivables	$15,742	$10,812	$6,571	$3,635	$1,519	$329	$4,801	$43,409

Write-offs for the twelve months ended November 2, 2025:
Agriculture and turf	$6	$32	$34	$21	$9	$7	$102	$211
Construction and forestry	9	38	29	12	3	3	7	101
Total	$15	$70	$63	$33	$12	$10	$109	$312

	July 27, 2025
	2025	2024	2023	2022	2021	Prior Years	Revolving Charge Accounts	Total
Retail customer receivables:
Agriculture and turf
Current	$8,633	$9,774	$6,044	$3,554	$1,669	$483	$4,632	$34,789
30-59 days past due	47	92	65	34	18	6	44	306
60-89 days past due	19	52	31	22	9	3	12	148
90+ days past due		5	1	1	2			9
Non-performing	13	116	120	70	41	23	14	397
Construction and forestry
Current	2,288	2,304	1,236	592	195	26	114	6,755
30-59 days past due	36	72	43	19	7	2	4	183
60-89 days past due	18	28	18	6	3	2	2	77
90+ days past due		6		2		1		9
Non-performing	20	96	88	48	23	9	2	286
Total retail customer receivables	$11,074	$12,545	$7,646	$4,348	$1,967	$555	$4,824	$42,959

Write-offs for the nine months ended July 27, 2025:
Agriculture and turf	$3	$25	$28	$16	$5	$5	$97	$179
Construction and forestry	3	30	25	9	2	2	5	76
Total	$6	$55	$53	$25	$7	$7	$102	$255

The credit quality and aging analysis of wholesale receivables was as follows:

	August 2	November 2	July 27
	2026	2025	2025
Wholesale receivables:
Agriculture and turf
Current	$5,880	$6,731	$7,617
30+ days past due
Non-performing	4		1
Construction and forestry
Current	1,433	1,524	1,559
30+ days past due
Non-performing
Total wholesale receivables	$7,317	$8,255	$9,177

An analysis of the allowance for credit losses and investment in financing receivables follows:

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total

Three Months Ended August 2, 2026
Allowance:
Beginning of period balance	$257	$8	$2	$267
Provision	57	23		80
Write-offs	(59)	(35)		(94)
Recoveries	4	12		16
Translation adjustments	(1)			(1)
End of period balance	$258	$8	$2	$268

Nine Months Ended August 2, 2026
Allowance:
Beginning of period balance	$249	$7	$2	$258
Provision	158	49		207
Write-offs	(161)	(83)		(244)
Recoveries	13	35		48
Translation adjustments	(1)			(1)
End of period balance	$258	$8	$2	$268

Financing receivables:
End of period balance	$36,967	$5,160	$7,317	$49,444

	Retail Notes	Revolving
	& Financing	Charge	Wholesale
	Leases	Accounts	Receivables	Total

Three Months Ended July 27, 2025
Allowance:
Beginning of period balance	$243	$13	$2	$258
Provision	49	33		82
Write-offs	(49)	(49)		(98)
Recoveries	5	11		16
End of period balance	$248	$8	$2	$258

Nine Months Ended July 27, 2025
Allowance:
Beginning of period balance	$219	$8	$2	$229
Provision	171	74		245
Write-offs	(153)	(102)		(255)
Recoveries	11	28		39
End of period balance	$248	$8	$2	$258

Financing receivables:
End of period balance	$38,135	$4,824	$9,177	$52,136

The allowance for credit losses on retail notes and financing lease receivables remained relatively flat in the third quarter of 2026 and increased slightly in the first nine months of 2026, due to higher expected losses on construction retail accounts. In 2025, the allowance for credit losses remained relatively flat in the third quarter and increased in the first nine months, primarily due to higher expected losses on agriculture and turf customer accounts as a result of elevated delinquencies and a decline in market conditions.

Modifications

We occasionally grant contractual modifications to customers experiencing financial difficulties. Before offering a modification, we generally evaluate the ability of the customer to meet the modified payment terms. Finance charges continue to accrue during the deferral or extension period except for modifications related to bankruptcy or similar proceedings. Our allowance for credit losses incorporates historical loss information, including the effects of loan modifications with customers. Therefore, additional adjustments to the allowance are generally not recorded upon modification of a loan.

The ending amortized cost of financing receivables modified with borrowers experiencing financial difficulty was as follows:

	Three Months Ended		Nine Months Ended
	August 2	July 27	August 2	July 27
	2026	2025	2026	2025
Modified financing receivables	$46	$45	$155	$115
Percent of financing receivables portfolio	0.09%	0.09%	0.31%	0.22%

Modifications offered include payment deferrals, term extensions, or a combination thereof. The weighted-average effects for contract modifications were as follows in months:

	Nine Months Ended
	August 2	July 27
	2026	2025
Payment deferral	6	7
Term extension	11	11
Combination modifications:
Payment deferral	9	5
Term extension	18	8

We continue to monitor the performance of financing receivables that are modified with borrowers experiencing financial difficulty. The ending amortized cost and performance of financing receivables modified during the prior twelve months ended August 2, 2026, and July 27, 2025, were as follows:

	August 2	July 27
	2026	2025
Current	$170	$116
30-59 days past due	5	5
60-89 days past due	3	5
90+ days past due		2
Non-performing	23	14
Total	$201	$142

Defaults and subsequent write-offs of loans modified in the prior twelve months were not significant during the three months and the nine months ended August 2, 2026. In addition, at August 2, 2026, commitments to provide additional financing to these customers were not significant.

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

The components of the securitization programs were as follows:

	August 2	November 2	July 27
	2026	2025	2025
Financing receivables securitized (retail notes)	$6,355	$6,872	$7,996
Allowance for credit losses	(39)	(41)	(48)
Other assets (primarily restricted cash)	156	171	175
Total restricted securitized assets	$6,472	$7,002	$8,123

Short-term securitization borrowings	$6,095	$6,596	$7,610
Accrued interest on borrowings	12	15	11
Total liabilities related to restricted securitized assets	$6,107	$6,611	$7,621

(11)  Inventories

A majority of inventories owned by us are valued at cost on the “last-in, first-out” (LIFO) basis. If all inventories valued on a LIFO basis had been valued on a “first-in, first-out” (FIFO) basis, the estimated inventories by major classification would have been as follows:

	August 2	November 2	July 27
	2026	2025	2025
Raw materials and supplies	$3,627	$3,402	$3,350
Work-in-process	1,008	956	1,139
Finished goods and parts	5,768	5,769	6,088
Total FIFO value	10,403	10,127	10,577
Excess of FIFO over LIFO	2,592	2,721	2,864
Inventories	$7,811	$7,406	$7,713

(12)  Goodwill and Other Intangible Assets – Net

The changes in amounts of goodwill by operating segments were as follows:

	PPA	SAT	CF	Total
Goodwill at October 27, 2024	$701	$365	$2,893	$3,959
Acquisitions (Note 21)	32		12	44
Translation adjustments	16	6	184	206
Goodwill at July 27, 2025	$749	$371	$3,089	$4,209

Goodwill at November 2, 2025	$744	$393	$3,051	$4,188
Acquisitions (Note 21)			286	286
Translation adjustments	1		(9)	(8)
Goodwill at August 2, 2026	$745	$393	$3,328	$4,466

The components of other intangible assets were as follows:

	August 2	November 2	July 27
	2026	2025	2025
Customer lists and relationships	$551	$482	$486
Technology, patents, trademarks, and other	1,585	1,518	1,526
Total at cost	2,136	2,000	2,012
Less accumulated amortization:
Customer lists and relationships	(282)	(260)	(255)
Technology, patents, trademarks, and other	(914)	(848)	(831)
Total accumulated amortization	(1,196)	(1,108)	(1,086)
Other intangible assets – net	$940	$892	$926

The amortization expense of other intangible assets in the third quarter and the first nine months of 2026 was $40 and $110, respectively, and for the third quarter and the first nine months of 2025 was $31 and $110, respectively. The estimated amortization expense for the next five years is as follows: remainder of 2026 – $38, 2027 – $157, 2028 – $125, 2029 – $106, 2030 – $88, and 2031 – $76.

(13)  Short-Term Borrowings

Short-term borrowings were as follows:

	August 2	November 2	July 27
	2026	2025	2025
Commercial paper	$6,777	$4,218	$5,322
Notes payable to banks	636	651	694
Finance lease obligations due within one year	43	39	41
Long-term borrowings due within one year	9,659	8,888	8,550
Short-term borrowings	$17,115	$13,796	$14,607

(14)  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

	August 2	November 2	July 27
	2026	2025	2025
Accounts payable:
Trade payables	$3,255	$2,985	$2,718
Dividends payable	443	443	443
Operating lease liabilities	344	314	285
Deposits withheld from dealers and merchants	132	143	137
Payables to unconsolidated affiliates	26	10	5
Other	192	191	215
Accrued expenses:
Employee benefits	1,142	1,577	1,356
Product warranties	1,333	1,259	1,273
Accrued taxes	1,007	1,155	1,331
Extended warranty premium	1,229	1,202	1,226
Dealer sales incentives	641	828	659
Unearned revenue (contractual liability)	891	837	874
Unearned operating lease revenue	514	534	517
Accrued interest	491	524	474
Derivative liabilities	528	389	517
Parts return liability	434	445	423
Other	1,066	1,073	1,129
Accounts payable and accrued expenses	$13,668	$13,909	$13,582

Amounts are presented net of eliminations, which primarily consist of dealer sales incentives with a right of set-off against trade receivables of $2,198 at August 2, 2026, $1,892 at November 2, 2025, and $2,268 at July 27, 2025. Other eliminations were made for accrued taxes and other accrued expenses.

(15)  Long-Term Borrowings

Long-term borrowings were as follows in millions:

	August 2	November 2	July 27
	2026	2025	2025
Underwritten term debt:
U.S. dollar notes and debentures:
6.55% debentures due 2028	$200	$200	$200
5.375% notes due 2029	500	500	500
3.10% notes due 2030	700	700	700
8.10% debentures due 2030	250	250	250
4.15% notes due 2030*	485	498
7.125% notes due 2031	300	300	300
4.85% notes due 2031*	298
5.45% notes due 2035	1,250	1,250	1,250
3.90% notes due 2042	1,250	1,250	1,250
2.875% notes due 2049	500	500	500
3.75% notes due 2050	850	850	850
5.70% notes due 2055	750	750	750
Euro notes:
1.85% notes due 2028 (€600 principal)	692	694	705
2.20% notes due 2032 (€600 principal)	692	694	705
1.65% notes due 2039 (€650 principal)	749	752	764
Serial issuances:
Medium-term notes*	30,716	34,041	35,428
Other notes and finance lease obligations	584	470	438
Less: debt issuance costs and debt discounts	(140)	(155)	(161)
Long-term borrowings	$40,626	$43,544	$44,429

* Includes fair value hedge adjustments related to derivatives.

The 4.15% notes due 2030 and 4.85% notes due 2031 listed above were issued on October 9, 2025, and July 15, 2026, respectively, by Deere Funding Canada Corporation (DFCC), an indirect wholly-owned finance subsidiary of Deere & Company. These notes are fully and unconditionally guaranteed on a senior unsecured basis only by Deere & Company and, therefore, rank equally with all our outstanding notes and debentures. No other subsidiaries of Deere & Company have guaranteed these notes. We have elected to exclude summarized financial information in accordance with the exception provided in Rule 13-01 of Regulation S-X.

Medium-term notes due through 2034 are primarily offered by prospectus and issued at fixed and variable rates. All outstanding notes and debentures are senior unsecured borrowings and rank equally with each other.

The principal balances of the 4.15% notes due 2030, 4.85% notes due 2031, and medium-term notes were as follows:

	August 2	November 2	July 27
	2026	2025	2025
4.15% notes due 2030	$500	$500
4.85% notes due 2031	300
Medium-term notes	31,191	34,241	$35,699

(16)  Leases – Lessor

We lease equipment manufactured or sold by us through John Deere Financial. Sales-type and direct financing leases are reported in “Financing receivables – net.” Operating leases are reported in “Equipment on operating leases – net.”

Lease revenues earned by us follow:

	Three Months Ended		Nine Months Ended
	August 2	July 27	August 2	July 27
	2026	2025	2026	2025
Sales-type and direct finance lease revenues	$44	$46	$132	$137
Operating lease revenues	377	374	1,125	1,091
Variable lease revenues	5	5	16	14
Total lease revenues	$426	$425	$1,273	$1,242

(17)  Commitments and Contingencies

A standard warranty is provided as assurance that the equipment will function as intended. The standard warranty period varies by product and region. At the time a sale is recognized, we record an estimate of future warranty costs based on historical claims rate experience and estimated population under warranty.

The reconciliation of the changes in the warranty liability follows:

	Three Months Ended		Nine Months Ended
	August 2	July 27	August 2	July 27
	2026	2025	2026	2025
Beginning of period balance	$1,336	$1,297	$1,259	$1,426
Warranty claims paid	(333)	(336)	(926)	(954)
New product warranty accruals	335	303	995	786
Foreign exchange	(5)	9	5	15
End of period balance	$1,333	$1,273	$1,333	$1,273

The costs for extended warranty programs are recognized as incurred.

In certain international markets, we provide guarantees to banks for the retail financing of John Deere equipment. As of August 2, 2026, the notional value of these guarantees was $145. We may repossess the equipment collateralizing the receivables. At August 2, 2026, the accrued losses under these guarantees were not material. We also had guarantees to a VIE (see Note 1) totaling $168 at August 2, 2026.

We also had other miscellaneous contingent liabilities and guarantees totaling approximately $115 at August 2, 2026. The accrued liability for these contingencies was $25 at August 2, 2026.

At August 2, 2026, we had commitments of approximately $580 for the construction and acquisition of property and equipment. Also, at August 2, 2026, we had restricted assets of $286, classified as “Other assets,” which includes restricted cash primarily related to securitization of financing receivables (see Note 10) and cash that is legally restricted as to withdrawal or usage.

We are subject to various unresolved legal actions. The accrued losses on unresolved legal matters were not material at August 2, 2026. We believe the reasonably possible range of losses, if any, for unresolved legal actions would not have a material effect on our consolidated financial statements. The most prevalent legal claims that we face relate to product liability (including asbestos-related liability), employment, patent, trademark, and antitrust matters.

(18)  FAIR VALUE MEASUREMENTS

The fair values of financial instruments that do not approximate the carrying values are presented in the table below. Long-term borrowings exclude finance lease liabilities.

	August 2, 2026		November 2, 2025		July 27, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financing receivables – net	$42,860	$42,793	$44,575	$44,779	$43,930	$44,036
Financing receivables securitized – net	6,316	6,293	6,831	6,855	7,948	7,928
Receivables from unconsolidated affiliates	271	272	392	400	515	522
Short-term securitization borrowings	6,095	6,103	6,596	6,631	7,610	7,637
Long-term borrowings due within one year	9,659	9,698	8,888	8,911	8,550	8,556
Long-term borrowings	40,549	39,916	43,471	43,527	44,358	44,034

Fair value measurements above were Level 3 for all receivables and Level 2 for all borrowings.

Fair values of the financing receivables and receivables from unconsolidated affiliates that were issued long-term were based on the discounted values of their related cash flows at interest rates currently being offered by us for similar financing receivables or at current market interest rates. The fair values of the remaining financing receivables approximated the carrying amounts. At August 2, 2026, November 2, 2025, and July 27, 2025, we had $39, $60, and $62, respectively, marketable securities classified as held-to-maturity Level 2 international corporate debt securities. We record held-to-maturity marketable securities at amortized cost, which approximates fair value.

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

Assets and liabilities measured at fair value on a recurring basis, excluding our cash equivalents, which were carried at a cost that approximates fair value and consist of money market funds and time deposits, and excluding our held-to-maturity marketable securities, are as follows:

	August 2	November 2	July 27
	2026	2025	2025
Level 1:
Marketable securities
U.S. government debt securities	$251	$196	$229
Total Level 1 marketable securities	251	196	229

Level 2:
Marketable securities
International fixed income fund	8	7	7
Corporate debt securities	501	510	477
International debt securities	127	174	195
Mortgage-backed securities	209	234	223
Municipal debt securities	105	113	102
U.S. government debt securities	110	117	112
Total Level 2 marketable securities	1,060	1,155	1,116
Other assets – Derivatives	207	393	370
Accounts payable and accrued expenses – Derivatives	528	389	517

Level 3:
Accounts payable and accrued expenses – Deferred consideration	94	113	121

The mortgage-backed securities are primarily issued by U.S. government sponsored enterprises.

The contractual maturities of available-for-sale debt securities at August 2, 2026, follow:

	Amortized	Fair
	Cost	Value
Due in one year or less	$30	$29
Due after one through five years	381	375
Due after five through 10 years	554	528
Due after 10 years	187	162
Mortgage-backed securities	236	209
Debt securities	$1,388	$1,303

Actual maturities may differ from contractual maturities because some securities may be called or prepaid. Mortgage-backed securities contain prepayment provisions and are not categorized by contractual maturity.

Fair value, nonrecurring Level 3 measurements from impairments and other adjustments were as follows:

	Fair Value			Losses (Gains)
				Three Months Ended		Nine Months Ended
	August 2	November 2	July 27	August 2	July 27	August 2	July 27
	2026	2025	2025	2026	2025	2026	2025[2]
Property and equipment – net[1]		$1	$1		$8		$8
Other intangible assets – net[1]		3	3		53		53
Other assets		8
Assets held for sale							(32)

1 Fair values at November 2, 2025, and July 27, 2025, are related to an assessment of our external overseas battery operations performed in the third quarter of 2025.

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

Property and equipment – net – The valuations were based on the cost approach. The inputs include reproduction cost estimates adjusted for physical deterioration and functional obsolescence (see Note 22).

Other intangible assets – net – The impairment of customer relationships and tradename of our external overseas battery operations was measured using an income approach (see Note 22).

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

	August 2, 2026			November 2, 2025			July 27, 2025
		Fair Value			Fair Value			Fair Value
	Notional	Assets	Liabilities	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Cash flow hedges:
Interest rate contracts	$3,225	$13	$4	$2,675		$21	$2,475		$29

Fair value hedges:
Interest rate contracts	10,431	33	311	11,465	$160	228	13,753	$148	326
Cross-currency interest rate contracts	2,358	47	22	2,058	91	11	975	101

Net investment hedges:
Cross-currency interest rate contracts	1,131		8	1,131		9	1,131		30

Not designated as hedging instruments:
Interest rate contracts	14,841	85	44	14,084	94	81	15,170	92	74
Foreign exchange contracts	8,511	29	130	7,372	46	33	7,869	25	52
Cross-currency interest rate contracts	135		9	132	2	6	141	4	6

The amounts recorded in the condensed consolidated balance sheets related to borrowings and fair value hedges are presented in the table below. Fair value hedging adjustments are included in the carrying amount of hedged items.

	Carrying Amount	Cumulative Fair Value
	of Hedged Items	Hedging Amounts
August 2, 2026
Short-term borrowings	$2,846	$(24)
Long-term borrowings	25,681	(493)

November 2, 2025
Short-term borrowings	$2,998	$(30)
Long-term borrowings	25,013	(203)

July 27, 2025
Short-term borrowings	$2,361	$(23)
Long-term borrowings	24,893	(271)

The table above includes carrying amounts of short-term borrowings of $2,500, $2,544, and $2,252 and of long-term borrowings of $13,572, $11,963, and $10,396 at August 2, 2026, November 2, 2025, and July 27, 2025, respectively, for hedged items that are in discontinued hedge relationships. Also included are cumulative fair value hedging amounts on discontinued hedge relationships of short-term borrowings of ($24), ($30), and ($22) and of long-term borrowings of ($150), ($185), and ($130) at August 2, 2026, November 2, 2025, and July 27, 2025, respectively.

The classification and gains (losses), including accrued interest expense, related to derivative instruments on the statements of consolidated income consisted of the following:

	Three Months Ended		Nine Months Ended
	August 2	July 27	August 2	July 27
	2026	2025	2026	2025
Fair value hedges:
Interest rate contracts – Interest expense	$(229)	$(54)	$(429)	$38

Cash flow hedges:
Recognized in OCI:
Interest rate contracts – OCI (pretax)	$15	$7	$30	$3
Reclassified from OCI:
Interest rate contracts – Interest expense	(1)	(3)	1	5

Net investment hedges:
Interest rate contracts – Interest expense	$5	$4	$14	$5
Recognized in OCI:
Interest rate contracts – OCI (pretax)	9	(26)	(4)	(30)

Not designated as hedges:
Interest rate contracts – Interest expense	$1	$9	$10	$(7)
Foreign exchange contracts – Net sales	(5)	1	(1)	(2)
Foreign exchange contracts – Cost of sales	13	(21)	(82)	7
Foreign exchange contracts – Other operating expenses	135	(79)	(154)	11
Total not designated	$144	$(90)	$(227)	$9

Certain of our derivative agreements contain credit support provisions that may require us to post collateral based on the size of the net liability positions and credit ratings. The aggregate fair value of all derivatives with credit-risk-related contingent features that were in a net liability position at August 2, 2026, November 2, 2025, and July 27, 2025, was $398, $356, and $465, respectively. In accordance with the limits established in these agreements, we posted $126, $62, and $122 of cash collateral at August 2, 2026, November 2, 2025, and July 27, 2025, respectively. In addition, we paid $8 of collateral that was outstanding at August 2, 2026, November 2, 2025, and July 27, 2025, to participate in an international futures market to hedge currency exposure, not included in the following table.

Derivatives are recorded without offsetting for netting arrangements or collateral. The impact on the derivative assets and liabilities related to netting arrangements and collateral follows:

	Gross Amounts	Netting
	Recognized	Arrangements	Collateral	Net Amount
August 2, 2026
Assets	$207	$(89)		$118
Liabilities	528	(89)	$(127)	312

November 2, 2025
Assets	$393	$(202)		$191
Liabilities	389	(202)	$(64)	123

July 27, 2025
Assets	$370	$(157)	$(3)	$210
Liabilities	517	(157)	(122)	238

(20)  Share-Based Awards

We are authorized to grant shares for equity incentive awards. The remaining shares authorized for future issuance were 12.4 million at August 2, 2026. In December 2025, we granted stock options to employees for the purchase of 161 thousand shares of common stock at an exercise price of $468.90 per share and a binomial lattice model fair value of $125.96 per share at the grant date. At August 2, 2026, options for 936 thousand shares were outstanding with a weighted-average exercise price of $362.42 per share.

During the nine months ended August 2, 2026, the restricted stock units (RSUs) granted in thousands of shares and the weighted-average grant date fair values, using the closing price of our common stock on the grant date in dollars, follow:

		Grant-Date
		Fair Value
	Shares	(per share)
Service-based	315	$475.79
Performance/service-based	154	538.25
Market/service-based (fair value determined using a Monte Carlo model)	39	555.14

In March 2026, we granted performance/service-based awards to certain of our senior officers, which vest subject to the satisfaction of pre-established annual Shareholder Value Added targets during a five-fiscal year period beginning on November 3, 2025, and ending on October 27, 2030. Each fiscal year, a payout percentage ranging from zero to 175% will be calculated and the five annual payout percentages will be averaged at the end of the performance period and used to calculate the number of common stock shares to be received. The awards include dividend equivalent payments.

(21)  AcQUISITIONs AND Disposition

Acquisitions

2026 Acquisitions

In 2026, the company completed several acquisitions to advance the capabilities of its existing technology offerings, including the February acquisition of Tenna LLC (Tenna) a U.S. construction technology company that provides mixed-fleet equipment operations and asset tracking solutions. Tenna was acquired for a purchase price of $439, net of $1 cash acquired, and the purchase price allocation to acquired assets and assumed liabilities is presented below. Tenna was assigned to the CF segment. We also acquired other small-scale businesses assigned to the PPA, SAT, and CF segments for a combined purchase price of $16. Most of the purchase price for these other acquisitions was allocated to other intangible assets.

The fair values assigned to Tenna assets and liabilities, which are based on information as of the acquisition date and available at August 2, 2026, follow:

February
2026
Trade accounts and notes receivable	$23
Inventories	4
Goodwill	286
Other intangible assets	137
Other miscellaneous assets	3
Total assets	$453

Accounts payable and accrued expenses	$14
Total liabilities	$14

The identifiable intangible assets of Tenna were related to customer relationships, technology, and trade name with a weighted average amortization period of 10 years. The goodwill for Tenna is deductible for income tax purposes.

2025 Acquisitions

In 2025, we acquired businesses to advance the capabilities of our existing technology offerings, providing customers with a more comprehensive set of tools to generate and use data to make decisions that improve profitability, efficiency, and sustainability. The combined purchase price of these acquisitions was $89, net of cash acquired. The businesses were assigned to the PPA and CF segments. Most of the purchase price for these acquisitions was allocated to goodwill and other intangible assets.

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

The statements of consolidated cash flows noncash transactions as a result of the 2025 BJD deconsolidation include derecognition of total assets (excluding cash and cash equivalents of $110) of $2,897 and total liabilities of $1,861, and the recognition of the investments in unconsolidated affiliates of $362 and receivables from unconsolidated affiliates (BJD intercompany payables) of $781. The decrease in cash and cash equivalents resulting from the deconsolidation of BJD was recorded in other investing activities in the statements of consolidated cash flows.

We are accounting for our investment in BJD using the equity method of accounting and results of its operations are reported in “Equity in income of unconsolidated affiliates” (see Note 1). The related investment in unconsolidated affiliates and receivables from unconsolidated affiliates are reported in “Other assets” and “Other receivables,” respectively, on the condensed consolidated balance sheets.

(22)  Special ItemS

Impairment

In the third quarter of 2025, we recorded a non-cash charge of $61 pretax ($49 after-tax), primarily related to the trade name and customer relationship assets of our external overseas battery operations. Of this amount, $53 was recorded in “Selling, administrative and general expenses” and $8 in “Cost of sales.” The impairment resulted from slowing external demand for batteries, which indicated that it is probable future cash flows would not cover the carrying value of the assets (see Note 18).

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

(23)  Subsequent Event

On August 26, 2026, a quarterly dividend of $1.62 per share was declared at the Board of Directors meeting, payable on November 9, 2026, to stockholders of record on September 30, 2026.

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

Company Outlook for 2026

Large agriculture sales are expected to remain subdued in North America and to soften in South America resulting in decreased sales volume for PPA in 2026 compared to 2025. SAT and CF sales are expected to improve in 2026. Our overall net sales are expected to increase in 2026 compared to 2025, with the anticipated decline in PPA sales more than offset by improvements in CF and SAT.

Agriculture and Turf Industry Outlook for 2026

●	Demand in the U.S. and Canada for large agriculture equipment is expected to decrease compared to 2025 levels as elevated farm input costs, commodity price volatility, and ongoing market uncertainty continue to pressure demand for equipment.
●	We expect small agriculture and turf equipment sales to be flat to up slightly in the U.S. and Canada. Solid margins in the dairy and livestock sector and steady demand in residential and commercial mowing continue to support the outlook.
●	In Europe, the industry is forecasted to be flat. While elevated input costs and challenging weather conditions are pressuring crop farming margins, favorable dairy market margins are expected to continue to provide ongoing support to overall industry demand.

●	Demand in South America is expected to decrease. Elevated production costs and high interest rates are pressuring farm profitability and impacting equipment demand.
●	Industry sales in Asia are forecasted to be roughly flat, mainly driven by stable end market demand.

Construction and Forestry Industry Outlook for 2026

●	Industry sales in the U.S. and Canada for construction and compact construction equipment are projected to be higher compared to 2025. Favorable industry fundamentals are supported by infrastructure, data center, and energy-related projects, as well as continued investment in rental fleets.
●	Global forestry markets are expected to decrease due to continued pressure from subdued residential construction demand and lower log and lumber prices.
●	Global roadbuilding markets are forecasted to be up compared to 2025 driven by increased road construction investment across multiple geographies.

Financial Services Outlook for 2026

Net Income	Down
(–) Average portfolio	Unfavorable
(–) Prior period special items	Unfavorable
+ Financing spreads	Favorable
+ Provision for credit losses	Favorable

Additional Trends

Agricultural Market Business Cycle. The agricultural market is affected by various factors including commodity prices, acreage planted, crop yields, government policies, and uncertainty in macroeconomic trends. These factors affect farmers’ income and sentiment which may result in varying demand for our equipment. In 2026, we may experience the following effects due to unfavorable large agriculture market conditions: lower sales volumes, higher sales incentives, and elevated receivable write-offs.

Global Trade Policies. In 2025, new tariffs were imposed in the U.S. for imports from a broad range of countries and on certain materials. Several countries also implemented retaliatory tariffs on imports from the U.S. and introduced additional trade barriers.

Incremental import tariffs adversely affected the cost of our products and components beginning in 2025 and continue to do so in 2026. The direct impact of these incremental tariffs incurred was $502 in the first nine months of 2026, net of the tariff recovery described below, and approximately $300 in the first nine months of 2025. These amounts exclude the impact of tariffs on our suppliers and market demand.

On February 20, 2026, the Supreme Court of the United States issued a decision invalidating tariffs imposed pursuant to the International Emergency Economic Powers Act. We recorded tariff recoveries in the third quarter and first nine months of 2026 of $110 and $382, respectively, as we concluded the refunds are probable and reasonably estimable. As of August 2, 2026, approximately 80% of the recorded tariff recoveries have been received. The recovery was allocated 20%, 25%, and 55% to PPA, SAT, and CF, respectively, decreasing cost of sales. Trade policies continue to evolve, causing uncertainty in the agriculture and construction industries. We continue to pursue opportunities to mitigate impacts on our business, to the extent possible, including adjusting sourcing strategies, seeking product exemptions, and identifying cost reduction opportunities.

Changes in the agricultural market business cycle and global trade policies are driven by factors outside of our control, and as a result, we cannot reasonably foresee when these conditions may subside.

Legal Proceeding – On January 15, 2025, the Federal Trade Commission (FTC), along with the Attorneys General of the States of Illinois and Minnesota filed a lawsuit against us in the United States District Court for the Northern District of Illinois Western Division. The Attorneys General of the States of Arizona, Michigan, and Wisconsin joined the lawsuit. On July 8, 2026, we entered into a settlement with the FTC and plaintiff states to resolve all claims contained in the lawsuit. As part of that settlement, we have agreed, among other items, to provide certain repair resources to farmers and independent repair providers on “fair and reasonable terms” (as defined by the settlement). We have also agreed to provide regular reporting to the FTC and submit to the FTC’s oversight of our compliance with the settlement.

Other Items of Concern and Uncertainties – Other items that could impact our results are:

●	slower economic growth and inflation
●	global and regional political conditions
●	shifts in energy, including positions with respect to biofuels, positions on government subsidies of farming, and changes in energy prices
●	input costs, including the availability and price of fertilizers as a result of the conflict in the Middle East

●	capital market disruptions
●	foreign currency and capital control policies
●	right to repair and agriculture data privacy regulations and legislation
●	weather conditions
●	marketplace pace of adoption and monetization of technologies we have invested in
●	our ability to strengthen our digital capabilities, artificial intelligence, automation, and autonomy
●	changes in demand and pricing for new and used equipment
●	delays or disruptions in our supply chain
●	significant fluctuations in foreign currency exchange rates
●	volatility in the prices of many commodities

Consolidated Results – 2026 Compared with 2025

	Three Months Ended			Nine Months Ended
Deere & Company	August 2	July 27%		August 2	July 27%
(In millions of dollars, except per share amounts)	2026	2025	Change	2026	2025	Change
Net sales and revenues	$12,608	$12,018	+5	$35,589	$33,290	+7
Net income attributable to Deere & Company	1,379	1,289	+7	3,808	3,962	-4
Diluted earnings per share	5.10	4.75		14.06	14.57

Net sales and revenues increased 5% and 7% for the quarter and year-to-date periods, respectively, primarily due to higher sales volumes, the positive effects of foreign currency translation, and favorable price realization. Net income increased $90 in the third quarter primarily due to favorable price realization of $286 ($403 pretax), partially offset by unfavorable tax impacts of $114 and increased production costs of $89 ($126 pretax), primarily from higher material costs. Results for the first nine months were also affected by favorable special tax items in the prior period (see Note 22) of $163.

An explanation of the cost of sales to net sales ratio and other significant statements of consolidated income changes follows:

	Three Months Ended			Nine Months Ended
	August 2	July 27%		August 2	July 27%
Deere & Company	2026	2025	Change	2026	2025	Change
Cost of sales to net sales	72.2%	73.1%		73.1%	71.3%
• Material costs		Unfavorable			Unfavorable
• Tariffs, net of recoveries		Favorable			Unfavorable
• Production efficiencies		Favorable			Favorable

Higher material costs driven by inflationary pressures. Incremental tariffs affected all periods. The favorable tariff impact for the quarter was due to recognition of recoveries (see Global Trade Policies section in Additional Trends). Production efficiencies had a favorable impact resulting from increased manufacturing volumes for CF and SAT.

Other income	$256	$235	+9	$799	$719	+11
Higher for both periods due to income earned from extended warranty premiums.

Research and development expenses	567	556	+2	1,704	1,631	+4
Increased due to continued focus on developing and deploying technology solutions.

Interest expense	710	794	-11	2,141	2,408	-11
Decreased for both periods primarily due to lower average borrowing rates and lower average borrowings.

Other operating expenses	290	281	+3	846	817	+4
Increased for both periods due to higher depreciation of equipment on operating leases.

Provision for income taxes	529	339	+56	1,243	905	+37
Higher for both periods primarily due to current year unfavorable discrete items and the first nine months were impacted by a prior period special tax item (see Note 22).

Business Segment Results – 2026 compared with 2025

The tariff impact was primarily included in the “Production Costs” category below.

	Three Months Ended			Nine Months Ended
	August 2	July 27%		August 2	July 27%
Production & Precision Agriculture	2026	2025	Change	2026	2025	Change
Net sales	$3,998	$4,273	-6	$11,664	$12,571	-7
Operating profit	527	580	-9	1,372	2,066	-34
Operating margin	13.2%	13.6%		11.8%	16.4%
Price realization			+3			+1
Currency translation impact on Net sales			+2			+3

Production & Precision Agriculture sales decreased for the quarter as a result of lower shipment volumes (primarily in Brazil and Europe), partially offset by favorable price realization and the positive effects of foreign currency translation (primarily the Brazilian real and Australian dollar). Operating profit decreased primarily due to lower shipment volumes / sales mix and higher production costs from an increase in material costs, partially offset by favorable price realization and the effects of foreign currency exchange.

Production & Precision Agriculture Operating Profit

Third Quarter 2026 Compared to Third Quarter 2025

Sales for the first nine months decreased as a result of lower shipment volumes (primarily in the U.S., Canada, and Brazil), partially offset by the positive effects of foreign currency translation (primarily the Brazilian real and Euro). Operating profit decreased for the first nine months primarily due to lower shipment volumes and higher production costs, driven primarily by an increase in material costs, partially offset by favorable price realization.

Production & Precision Agriculture Operating Profit

First Nine Months 2026 Compared to First Nine Months 2025

	Three Months Ended			Nine Months Ended
	August 2	July 27%		August 2	July 27%
Small Agriculture & Turf	2026	2025	Change	2026	2025	Change
Net sales	$3,383	$3,025	+12	$9,036	$7,767	+16
Operating profit	622	485	+28	1,538	1,182	+30
Operating margin	18.4%	16.0%		17.0%	15.2%
Price realization			+2			+2
Currency translation impact on Net sales			-1			+1

Small Agriculture & Turf sales increased for the quarter as a result of higher shipment volumes (primarily in the U.S.) and favorable price realization. Operating profit increased due to higher shipment volumes / sales mix and favorable price realization, partially offset by higher production costs from increased material costs.

Small Agriculture & Turf Operating Profit

Third Quarter 2026 Compared to Third Quarter 2025

Sales for the first nine months increased as a result of higher shipment volumes (primarily in the U.S., Europe, and India) and favorable price realization. Operating profit for the first nine months increased due to higher shipment volumes / sales mix and favorable price realization, partially offset by higher production costs due to an increase in material costs.

Small Agriculture & Turf Operating Profit

First Nine Months 2026 Compared to First Nine Months 2025

	Three Months Ended			Nine Months Ended
	August 2	July 27%		August 2	July 27%
Construction & Forestry	2026	2025	Change	2026	2025	Change
Net sales	$3,618	$3,059	+18	$10,079	$8,000	+26
Operating profit	436	237	+84	1,134	681	+67
Operating margin	12.1%	7.7%		11.3%	8.5%
Price realization			+8			+4
Currency translation impact on Net sales			+1			+2

Construction & Forestry sales increased for the quarter primarily as a result of higher shipment volumes (primarily in the U.S.) and favorable price realization. Operating profit increased due to favorable price realization, partially offset by higher selling, administrative and general and research and development expenses.

Construction & Forestry Operating Profit

Third Quarter 2026 Compared to Third Quarter 2025

Sales for the first nine months increased due to higher shipment volumes (primarily in the U.S.) and favorable price realization. Operating profit increased due to higher shipment volumes / sales mix and favorable price realization, partially offset by higher production costs from increased material costs and higher selling, administrative and general and research and development expenses.

Construction & Forestry Operating Profit

First Nine Months 2026 Compared to First Nine Months 2025

	Three Months Ended			Nine Months Ended
	August 2	July 27%		August 2	July 27%
Financial Services	2026	2025	Change	2026	2025	Change
Revenue (including intercompany)	$1,505	$1,544	-3	$4,501	$4,618	-3
Interest expense	661	720	-8	1,973	2,206	-11
Net income	219	205	+7	653	597	+9

Revenue decreased for both periods primarily due to a lower average portfolio. The average balance of receivables and leases financed was 2% lower in the third quarter of 2026 and 2% lower in the first nine months of 2026 compared with the same periods last year. Interest expense decreased as a result of lower average borrowing rates and lower average borrowings.

Net income for both periods increased primarily due to favorable financing spreads, partially offset by the impact of a lower average portfolio. Net income in the first nine months was also impacted by the prior period benefiting from a special item (see Note 22), lower provision for credit losses, and favorable derivative valuation adjustments.

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

We closely monitor our cash requirements. Based on the available sources of liquidity, we expect to meet our funding needs in the short term (next 12 months) and long term (beyond 12 months). We are forecasting operating cash flows from equipment operations in 2026 to remain flat compared with 2025 driven by an offsetting decrease in net income adjusted for non-cash provisions, and higher cash flows generated from increased accounts payable and accrued expenses.

We operate in multiple industries, which have unique funding requirements. The equipment operations are capital intensive. Historically, these operations have been subject to seasonal variations in financing requirements for inventories and receivables from dealers.

The financial services operations rely on their ability to raise substantial amounts of funds to finance their receivable and lease portfolios.

Key metrics are provided in the following table:

	August 2	November 2	July 27
	2026	2025	2025
Cash, cash equivalents, and marketable securities	$10,278	$9,687	$9,987

Trade accounts and notes receivable – net	7,723	5,317	6,103
Ratio to prior 12 month’s net sales	19%	14%	16%

Inventories	7,811	7,406	7,713
Ratio to prior 12 month’s cost of sales	26%	26%	29%

Unused credit lines	5,201	7,268	6,150

Financial Services:
Ratio of interest-bearing debt to stockholder’s equity	8.6 to 1	8.4 to 1	8.6 to 1

There have been no material changes to the contractual obligations and other cash requirements identified in our most recently filed Annual Report on Form 10-K.

Cash Flows

	Nine Months Ended
	August 2, 2026	July 27, 2025
Net cash provided by operating activities	$3,250	$3,464
Net cash used for investing activities	(825)	(801)
Net cash used for financing activities	(1,828)	(1,557)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	20	108
Net increase (decrease) in cash, cash equivalents, and restricted cash	$617	$1,214

Cash inflows from consolidated operating activities in the first nine months of 2026 were $3,250. This resulted mainly from net income adjusted for non-cash provisions, partially offset by an increase in receivables related to sales, an increase in inventories, and a decrease in accrued employee benefits. Cash outflows from investing activities were $825 in the first nine months of this year. The primary drivers were purchases of property and equipment and the acquisition of Tenna LLC (see Note 21), partially offset by collections of receivables (excluding receivables related to sales) exceeding the cost of receivables acquired. Cash outflows from financing activities were $1,828 in the first nine months of 2026, primarily due to cash returned to shareholders. Cash returned to shareholders was $2,013 in the first nine months of 2026. Cash, cash equivalents, and restricted cash increased $617 during the first nine months of 2026.

Key Metrics and Balance Sheet Changes

Trade Accounts and Notes Receivable. Trade accounts and notes receivable arise from sales of goods to customers. Trade receivables increased $2,406 during the first nine months of 2026, primarily due to a seasonal increase and higher sales volumes. These receivables increased $1,620 compared to a year ago due to higher sales volumes. The percentage of total worldwide trade receivables outstanding for periods exceeding 12 months was 1% at August 2, 2026, 3% at November 2, 2025, and 3% at July 27, 2025.

Financing Receivables and Equipment on Operating Leases. Financing receivables and equipment on operating leases consist of retail notes originated in connection with financing of new and used equipment, operating leases, revolving charge accounts, sales-type and direct financing leases, and wholesale notes. Financing receivables and equipment on operating leases decreased $2,430 during the first nine months of 2026 and decreased $2,814 in the past 12 months. The decrease for both periods was due to lower agriculture and turf retail customer receivables reflecting reduced demand in recent years and lower wholesale receivables. Total acquisition volumes of financing receivables and equipment on operating leases were 8% higher in the first nine months of 2026, compared with the same period last year, as volumes of wholesale notes and revolving charge accounts were higher compared to the same period last year.

Inventories. Inventories increased by $405 during the first nine months of 2026 primarily due to a seasonal increase and increased by $98 compared to a year ago. A majority of these inventories are valued at cost on the “last-in, first-out” (LIFO) method.

Property and Equipment. Property and equipment cash expenditures in the first nine months of 2026 were $716 compared with $852 in the same period last year. Capital expenditures in 2026 are estimated to be approximately $1.3 billion.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses decreased by $241 in the first nine months of 2026, primarily due to a decrease in accrued expenses associated with employee benefits and dealer sales incentives, partially offset by an increase in trade payables and derivative liabilities. Accounts payable and accrued expenses increased $86 compared to a year ago due to an increase in trade payables and accrued expenses for warranty liabilities, partially offset by a decrease in accrued expenses associated with accrued taxes and employee benefits.

Borrowings. Total external borrowings decreased by $100 in the first nine months of 2026 and decreased $2,810 compared to a year ago, generally corresponding with the level of the receivable and lease portfolio, as well as other working capital requirements.

John Deere Capital Corporation (Capital Corporation), a U.S. financial services subsidiary, has a revolving warehouse facility to utilize bank conduit facilities to securitize retail notes (see Note 10). The facility was renewed in November 2025, with an expiration in November 2026, and total capacity or “financing limit” of $2,500. At August 2, 2026, $1,818 of securitization borrowings were outstanding under the facility. At the end of the contractual revolving period, unless the banks and Capital Corporation agree to renew, Capital Corporation would liquidate the secured borrowings over time as payments on the retail notes are collected.

In the first nine months of 2026, the financial services operations issued $2,525 and retired $3,027 of retail note securitization borrowings, which are presented in “Net proceeds (payments) in short-term borrowings (original maturities three months or less).”

Lines of Credit. We also have access to bank lines of credit with various banks throughout the world.

Worldwide lines of credit totaled $12.6 billion at August 2, 2026, consisting primarily of:

●	a 364-day credit facility agreement of $5.5 billion expiring in the second quarter of 2027
●	a credit facility agreement of $3.25 billion expiring in the second quarter of 2029
●	a credit facility agreement of $3.25 billion expiring in the second quarter of 2031

At August 2, 2026, $5,201 of these worldwide lines of credit were unused. For the purpose of computing unused credit lines, commercial paper and short-term bank borrowings were considered to constitute utilization. These credit agreements require Capital Corporation and other parts of our business to maintain certain performance metrics and liquidity targets. All requirements in the credit agreements have been met during the periods included in the financial statements.

Debt Ratings. To access public debt capital markets, we rely on credit rating agencies to assign short-term and long-term credit ratings to our debt securities as an indicator of credit quality for fixed income investors. A security rating is not a recommendation by the rating agency to buy, sell, or hold our securities. A credit rating agency may change or withdraw ratings based on its assessment of our current and future ability to meet interest and principal repayment obligations. Each agency’s rating should be evaluated independently of any other rating. Lower credit ratings generally result in higher borrowing costs, including costs of derivative transactions, reduced access to debt capital markets, and may adversely impact our liquidity. The senior long-term and short-term debt ratings and outlook currently assigned to our unsecured securities by the rating agencies engaged by us are as follows:

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

Forward-looking statements are based on information currently available to us and our current assumptions, expectations, and projections about future events and should not be relied upon. Except as required by law, we expressly disclaim any obligation to update or revise our forward-looking statements. Many factors, risks, and uncertainties could cause actual results to differ materially from these forward-looking statements. Among these factors are risks related to:

●	the agricultural business cycle, which can be unpredictable and is affected by factors such as farm income, international trade, world grain stocks, crop yields, available farm acres, soil conditions, prices for commodities and livestock, input costs including the availability and price of fertilizer, government farm programs, and availability of transport for crops
●	construction and forestry activity, which is affected by factors such as housing starts and supply, real estate and housing prices, levels of residential and non-residential construction, public and private infrastructure development, and government policies and regulations
●	macroeconomic conditions, including unemployment, inflation, interest rate volatility, energy price increases resulting from geopolitical conflicts, changes in consumer sentiment and practices due to slower economic growth or a recession, and regional or global liquidity constraints
●	the uncertainty of government policies and actions with respect to the global trade environment, including increased and contested tariffs announced by the U.S. government and retaliatory trade regulations
●	political, economic, and social instability in the geographies in which we operate
●	worldwide demand for food and different forms of renewable energy impacting the price of farm commodities and the resulting impacts on the demand for our equipment
●	rationalization, restructuring, relocation, expansion, and/or reconfiguration of manufacturing and warehouse facilities

●	accurately forecasting customer demand for products and services, and adequately managing inventory
●	selling products domestically or internationally, managing increased costs of production, absorbing or passing on increased expenses, as well as accurately predicting financial results and industry trends
●	availability and price of raw materials, components, and whole goods
●	delays or disruptions in our supply chain, including those arising from geopolitical conflicts
●	changes in climate patterns, unfavorable weather events, and natural disasters
●	suppliers’ and manufacturers’ business practices and compliance with applicable laws such as human rights, safety, environmental, and fair wages
●	higher interest rates and currency fluctuations which could adversely affect the U.S. dollar, customer confidence, access to capital, and demand for our products and solutions
●	attracting, developing, engaging, and retaining qualified employees
●	adapting in highly competitive markets, including understanding and meeting customers’ changing expectations for products and solutions, including delivery and utilization of precision technology
●	realizing the anticipated benefits of our Smart Industrial Operating Model, achieving our Leap Ambitions, and executing our related business strategies in production systems, precision technologies, and aftermarket support
●	our dealer network’s development and implementation of successful sales plans, management of new and used inventory, distribution of our products, and support and service for our precision technology solutions
●	achieving anticipated benefits of acquisitions and joint ventures, including challenges with successfully integrating operations and internal control processes
●	negative claims or publicity that damage our reputation or brand
●	the impact of workforce reductions on our culture, employee retention and morale, and institutional knowledge
●	labor relations and contracts, including work stoppages and other disruptions
●	security breaches, cybersecurity attacks, technology failures, and other disruptions to our information technology infrastructure and products
●	leveraging artificial intelligence and machine learning within our business processes
●	changes to existing laws and regulations, including the implementation of new, more stringent laws, as well as compliance with a variety of U.S., foreign, and international laws, regulations, and policies relating to, but not limited to the following: advertising, anti-bribery and anti-corruption, anti-money laundering, antitrust, consumer finance, cybersecurity, data privacy, encryption, environment (including climate change and engine emissions), farming, foreign exchange controls and cash repatriation restrictions, foreign ownership and investment, health and safety, human rights, import / export and trade, labor and employment, product liability, right-to-repair, tariffs, tax, telematics, and telecommunications
●	governmental and other actions designed to address climate change in connection with a transition to a lower-carbon economy
●	warranty claims, post-sales repairs or recalls, product liability litigation, and regulatory investigations because of the deficient operation of our products
●	investigations, claims, lawsuits, or other legal proceedings
●	loss of or challenges to intellectual property rights

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA
STATEMENTS OF INCOME
For the Three Months Ended August 2, 2026 and July 27, 2025
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2026	2025	2026	2025	2026	2025	2026	2025
Net Sales and Revenues
Net sales	$10,999	$10,357					$10,999	$10,357
Finance and interest income	149	133	$1,383	$1,433	$(179)	$(140)	1,353	1,426	[1]
Other income	191	190	122	111	(57)	(66)	256	235	[2,3,4]
Total	11,339	10,680	1,505	1,544	(236)	(206)	12,608	12,018

Costs and Expenses
Cost of sales	7,950	7,578			(11)	(8)	7,939	7,570	[4]
Research and development expenses	567	556					567	556
Selling, administrative and general expenses	988	999	234	220	(2)	(2)	1,220	1,217	[4]
Interest expense	99	102	661	720	(50)	(28)	710	794	[1]
Interest compensation to Financial Services	129	112			(129)	(112)			[1]
Other operating expenses	(23)	(8)	357	345	(44)	(56)	290	281	[3,4,5]
Total	9,710	9,339	1,252	1,285	(236)	(206)	10,726	10,418

Income before Income Taxes	1,629	1,341	253	259			1,882	1,600
Provision for income taxes	472	274	57	65			529	339

Income after Income Taxes	1,157	1,067	196	194			1,353	1,261
Equity in income (loss) of unconsolidated affiliates	1	(1)	23	11			24	10

Net Income	1,158	1,066	219	205			1,377	1,271
Less: Net loss attributable to noncontrolling interests	(2)	(18)					(2)	(18)
Net Income Attributable to Deere & Company	$1,160	$1,084	$219	$205			$1,379	$1,289

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF INCOME
For the Nine Months Ended August 2, 2026 and July 27, 2025
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2026	2025	2026	2025	2026	2025	2026	2025
Net Sales and Revenues
Net sales	$30,779	$28,338					$30,779	$28,338
Finance and interest income	379	351	$4,093	$4,268	$(461)	$(386)	4,011	4,233	[1]
Other income	616	580	408	350	(225)	(211)	799	719	[2,3,4]
Total	31,774	29,269	4,501	4,618	(686)	(597)	35,589	33,290

Costs and Expenses
Cost of sales	22,518	20,239			(32)	(24)	22,486	20,215	[4]
Research and development expenses	1,704	1,631					1,704	1,631
Selling, administrative and general expenses	2,775	2,761	632	632	(6)	(6)	3,401	3,387	[4]
Interest expense	294	282	1,973	2,206	(126)	(80)	2,141	2,408	[1]
Interest compensation to Financial Services	334	306			(334)	(306)			[1]
Other operating expenses	(59)	(47)	1,093	1,045	(188)	(181)	846	817	[3,4,5]
Total	27,566	25,172	3,698	3,883	(686)	(597)	30,578	28,458

Income before Income Taxes	4,208	4,097	803	735			5,011	4,832
Provision for income taxes	1,059	752	184	153			1,243	905

Income after Income Taxes	3,149	3,345	619	582			3,768	3,927
Equity in income (loss) of unconsolidated affiliates		(4)	34	15			34	11

Net Income	3,149	3,341	653	597			3,802	3,938
Less: Net loss attributable to noncontrolling interests	(6)	(24)					(6)	(24)
Net Income Attributable to Deere & Company	$3,155	$3,365	$653	$597			$3,808	$3,962

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

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
CONDENSED BALANCE SHEETS
Unaudited
	EQUIPMENT			FINANCIAL
	OPERATIONS			SERVICES			ELIMINATIONS			CONSOLIDATED
	Aug 2	Nov 2	Jul 27	Aug 2	Nov 2	Jul 27	Aug 2	Nov 2	Jul 27	Aug 2	Nov 2	Jul 27
	2026	2025	2025	2026	2025	2025	2026	2025	2025	2026	2025	2025
Assets
Cash and cash equivalents	$6,607	$6,340	$6,641	$2,321	$1,936	$1,939				$8,928	$8,276	$8,580
Marketable securities	155	217	240	1,195	1,194	1,167				1,350	1,411	1,407
Receivables from Financial Services	5,364	4,649	3,649				$(5,364)	$(4,649)	$(3,649)				[6]
Trade accounts and notes receivable – net	1,472	1,316	1,335	8,442	5,900	7,064	(2,191)	(1,899)	(2,296)	7,723	5,317	6,103	[7]
Financing receivables – net	106	88	84	42,754	44,487	43,846				42,860	44,575	43,930
Financing receivables securitized – net	2	1	1	6,314	6,830	7,947				6,316	6,831	7,948
Other receivables	1,926	1,809	2,013	594	658	867	(54)	(64)	(54)	2,466	2,403	2,826	[8]
Equipment on operating leases – net				7,400	7,600	7,512				7,400	7,600	7,512
Inventories	7,811	7,406	7,713							7,811	7,406	7,713
Property and equipment – net	7,975	8,047	7,680	31	32	33				8,006	8,079	7,713
Goodwill	4,466	4,188	4,209							4,466	4,188	4,209
Other intangible assets – net	940	892	926							940	892	926
Retirement benefits	3,439	3,181	3,092	104	94	92	(2)	(2)	(2)	3,541	3,273	3,182
Deferred income taxes	2,487	2,507	2,471	47	46	44	(191)	(269)	(306)	2,343	2,284	2,209	[9]
Other assets	2,371	2,218	2,357	1,098	1,244	1,211	(12)	(1)	(9)	3,457	3,461	3,559
Total Assets	$45,121	$42,859	$42,411	$70,300	$70,021	$71,722	$(7,814)	$(6,884)	$(6,316)	$107,607	$105,996	$107,817

Liabilities and Stockholders’ Equity

Liabilities
Short-term borrowings	$417	$414	$461	$16,698	$13,382	$14,146				$17,115	$13,796	$14,607
Short-term securitization borrowings	1	1		6,094	6,595	7,610				6,095	6,596	7,610
Payables to equipment operations				5,364	4,649	3,649	$(5,364)	$(4,649)	$(3,649)				[6]
Accounts payable and accrued expenses	12,796	12,757	12,795	3,129	3,116	3,146	(2,257)	(1,964)	(2,359)	13,668	13,909	13,582	[7,8]
Deferred income taxes	326	347	393	276	356	402	(191)	(269)	(306)	411	434	489	[9]
Long-term borrowings	8,907	8,756	8,789	31,719	34,788	35,640				40,626	43,544	44,429
Retirement benefits and other liabilities	1,586	1,646	1,767	67	66	71	(2)	(2)	(2)	1,651	1,710	1,836
Total liabilities	24,033	23,921	24,205	63,347	62,952	64,664	(7,814)	(6,884)	(6,316)	79,566	79,989	82,553

Commitments and contingencies (Note 17)
Redeemable noncontrolling interest	44	51	84							44	51	84

Stockholders’ Equity
Total Deere & Company stockholders’ equity	27,990	25,950	25,175	6,953	7,069	7,058	(6,953)	(7,069)	(7,058)	27,990	25,950	25,175	[10]
Noncontrolling interests	7	6	5							7	6	5
Financial Services’ equity	(6,953)	(7,069)	(7,058)				6,953	7,069	7,058				[10]
Adjusted total stockholders’ equity	21,044	18,887	18,122	6,953	7,069	7,058				27,997	25,956	25,180
Total Liabilities and Stockholders’ Equity	$45,121	$42,859	$42,411	$70,300	$70,021	$71,722	$(7,814)	$(6,884)	$(6,316)	$107,607	$105,996	$107,817

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

10 Elimination of Financial Services’ equity.

DEERE & COMPANY
SUPPLEMENTAL CONSOLIDATING DATA (Continued)
STATEMENTS OF CASH FLOWS
For the Nine Months Ended August 2, 2026 and July 27, 2025
Unaudited
	EQUIPMENT		FINANCIAL
	OPERATIONS		SERVICES		ELIMINATIONS		CONSOLIDATED
	2026	2025	2026	2025	2026	2025	2026	2025
Cash Flows from Operating Activities
Net income	$3,149	$3,341	$653	$597			$3,802	$3,938
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for credit losses	(1)	18	206	240			205	258
Depreciation and amortization	1,042	965	821	804	$(76)	$(101)	1,787	1,668	[11]
Impairments and other adjustments		61		(32)				29
Share-based compensation expense					116	104	116	104	[12]
Distributed earnings of Financial Services	794	1,066			(794)	(1,066)			[13]
Provision (credit) for deferred income taxes	20	(242)	(81)	140			(61)	(102)
Changes in assets and liabilities:
Receivables related to sales	(123)	(66)			(1,129)	(428)	(1,252)	(494)	[14,16]
Inventories	(330)	(423)			(113)	(103)	(443)	(526)	[15]
Accounts payable and accrued expenses	61	(646)	(34)	69	(293)	(140)	(266)	(717)	[16]
Accrued income taxes payable/receivable	(99)	(89)	(20)	(58)			(119)	(147)
Retirement benefits	(359)	(770)	(8)	(43)			(367)	(813)
Other	(142)	123	71	182	(81)	(39)	(152)	266	[11,12,15]
Net cash provided by operating activities	4,012	3,338	1,608	1,899	(2,370)	(1,773)	3,250	3,464

Cash Flows from Investing Activities
Collections of receivables (excluding receivables related to sales)			20,261	20,178	(339)	(466)	19,922	19,712	[14]
Proceeds from maturities and sales of marketable securities	108	27	281	332			389	359
Proceeds from sales of equipment on operating leases			1,479	1,408			1,479	1,408
Cost of receivables acquired (excluding receivables related to sales)			(19,351)	(19,189)	212	227	(19,139)	(18,962)	[14]
Acquisitions of businesses, net of cash acquired	(455)	(89)					(455)	(89)
Purchases of marketable securities	(42)	(133)	(319)	(465)			(361)	(598)
Purchases of property and equipment	(714)	(851)	(2)	(1)			(716)	(852)
Cost of equipment on operating leases acquired			(2,086)	(2,148)	153	139	(1,933)	(2,009)	[15]
Increase in investment in Financial Services	(5)				5				[17]
Increase in trade and wholesale receivables			(1,550)	(807)	1,550	807			[14]
Collections of receivables from unconsolidated affiliates		189	197	145			197	334
Collateral on derivatives – net	1	4	(64)	123			(63)	127
Other	(72)	(75)	(73)	(156)			(145)	(231)
Net cash used for investing activities	(1,179)	(928)	(1,227)	(580)	1,581	707	(825)	(801)

Cash Flows from Financing Activities
Net proceeds (payments) in short-term borrowings (original maturities three months or less)	18	294	3,187	(2,354)			3,205	(2,060)
Change in intercompany receivables/payables	(735)	(660)	735	660
Proceeds from borrowings issued (original maturities greater than three months)	430	2,188	4,943	8,519			5,373	10,707
Payments of borrowings (original maturities greater than three months)	(262)	(863)	(8,076)	(6,880)			(8,338)	(7,743)
Repurchases of common stock	(697)	(1,136)					(697)	(1,136)
Capital investment from Equipment Operations			5		(5)				[17]
Dividends paid	(1,316)	(1,282)	(794)	(1,066)	794	1,066	(1,316)	(1,282)	[13]
Other	(27)	(25)	(28)	(18)			(55)	(43)
Net cash used for financing activities	(2,589)	(1,484)	(28)	(1,139)	789	1,066	(1,828)	(1,557)

Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	22	96	(2)	12			20	108

Net Increase in Cash, Cash Equivalents, and Restricted Cash	266	1,022	351	192			617	1,214
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	6,364	5,643	2,169	1,990			8,533	7,633
Cash, Cash Equivalents, and Restricted Cash at End of Period	$6,630	$6,665	$2,520	$2,182			$9,150	$8,847

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

Item 4.CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) were effective as of August 2, 2026, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. During the third quarter of 2026, there were no changes that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings

On January 15, 2025, the Federal Trade Commission (FTC), along with the Attorneys General of the States of Illinois and Minnesota, filed a lawsuit against us in the United States District Court for the Northern District of Illinois Western Division. The Attorneys General of the States of Arizona, Michigan, and Wisconsin then joined the lawsuit. On July 8, 2026, we entered into a settlement with the FTC and plaintiff states to resolve all claims contained in the lawsuit. As part of that settlement, we have agreed, among other items, to provide certain repair resources to farmers and independent repair providers on “fair and reasonable terms” (as defined by the settlement). We have also agreed to provide regular reporting to the FTC and submit to the FTC’s oversight of our compliance with the settlement.

In addition to the litigation described above, we are also involved in other legal actions. The most prevalent legal claims relate to product liability (including asbestos-related liability), employment, patent, trademark, and antitrust matters. Currently, we believe the reasonably possible range of losses for unresolved legal actions would not have a material effect on our financial statements; however, the outcome of any current or future proceedings, claims, or investigations cannot be predicted with certainty. Adverse decisions in one or more of these proceedings, claims, or investigations could require us to pay substantial damages or fines, undertake service actions, initiate recall campaigns, or take other costly measures. It is therefore possible that legal judgments or investigations could give rise to expenses that are not covered or not fully covered by our insurance programs and could affect our business, financial condition, or results.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Purchases of our common stock during the third quarter of 2026 were as follows:

			Total Number of
			Shares Purchased as	Maximum Number of
	Total Number of		Part of Publicly	Shares that May Yet Be
	Shares		Announced Plans or	Purchased under the
	Purchased	Average Price	Programs[1]	Plans or Programs[1]
Period	(thousands)	Per Share	(thousands)	(millions)
May 4 to May 31				12.5
Jun 1 to Jun 28	176	$593.97	176	12.3
Jun 29 to Aug 2	157	598.96	157	12.2
Total	333		333

1 We have a share repurchase plan that was announced in December 2022 to purchase up to $18.0 billion of shares of our common stock. The maximum number of shares that may yet be purchased under this plan was 12.2 million based on the closing price of our common stock on the New York Stock Exchange as of the end of the third quarter of 2026 of $592.67 per share. At the end of the third quarter of 2026, $7.2 billion of common stock remains to be purchased under this plan.

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

3.1*	Restated Certificate of Incorporation (Exhibit 3.1 to Form 10-Q of registrant for the quarter ended July 28, 2019)

3.2*	Bylaws, as amended (Exhibit 3.2 to Form 10-Q of registrant for the quarter ended July 30, 2023)

10.1	Separation, Release, and Cooperation Agreement, dated as of July 17, 2026, by and between Deere & Co. and Kellye Walker

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certifications (furnished herewith)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEERE & COMPANY

Date:	August 27, 2026	By:	/s/ Brent Norwood
Brent Norwood Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)